Form 10-Q
period 1995-03-31
HEARTLAND EXPRESS INC
filed 1995-05-12
CIK 799233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1995  Commission File No.  0-15087
                  --------------                       -------


                             HEARTLAND EXPRESS, INC.
- - - - - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                       93-0926999
- - - - - -----------------------------------------   ------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)


2777 Heartland Drive, Coralville, Iowa                    52241
- - - - - ---------------------------------------   --------------------------------------
(Address of Principal Executive Office)                  (Zip Code)



Registrant's telephone number, including area code (319) 645-2728
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X       No
                    -----        -----

At March 31, 1995, there were 13,016,600 shares of the Company's $.10 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1.   Financial statements

               Consolidated balance sheets
                 March 31, 1995 (unaudited) and
                 December 31, 1994                                           2-3
               Consolidated statements of income
                 (unaudited) for the three month
                 periods ended March 31, 1995 and 1994                         4
               Consolidated statements of cash flows
                 (unaudited) for the three months ended
                 March 31, 1995 and 1994                                       5
               Notes to financial statements                                 6-7

     Item 2.   Management's discussion and analysis of
                 financial condition and results of
                 operations                                                  8-9




                                     PART II

                                OTHER INFORMATION



     Item 1.   Legal proceedings                                              10

     Item 2.   Changes in securities                                          10

     Item 3.   Defaults upon senior securities                                10

     Item 4.   Submission of matters to a vote of                             10
               security holders

     Item 5.   Other information                                              10

     Item 6.   Exhibits and reports of Form 8-K                               10

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

          ASSETS
          ------
                                                 MARCH 31,        DECEMBER 31,
                                                   1995               1994
                                              --------------     --------------
                                               (unaudited)         *(Note 1)

CURRENT ASSETS

     Cash and cash equivalents                $   20,726,244     $   10,218,484
     Trade receivables, less allowance of
     $402,812 and $402,812 respectively           18,877,638         17,443,434
     Prepaid tires                                 2,428,824          2,244,185
     Municipal bonds                               2,922,887          2,856,558
     Deferred income taxes                        11,412,000         10,933,000
     Other current assets                          1,618,958            693,252
                                              --------------     --------------
            Total current assets              $   57,986,551     $   44,388,913
                                              --------------     --------------
PROPERTY AND EQUIPMENT

     Land and land improvements               $    2,463,010     $    2,463,010
     Buildings                                     7,098,843          7,098,843
     Furniture and fixtures                        1,656,094          3,319,817
     Shop and service equipment                    1,150,971          1,586,635
     Revenue equipment                           111,975,563        119,195,666
                                              --------------     --------------
                                              $  124,344,481     $  133,663,971
     Less accumulated depreciation &
     amortization                                 38,306,561         42,848,820
                                              --------------     --------------
     Property and equipment, net              $   86,037,920     $   90,815,151
                                              --------------     --------------
OTHER ASSETS                                  $    1,161,070     $    1,188,534
                                              --------------     --------------
                                              $  145,185,541     $  136,392,598
                                              --------------     --------------
                                              --------------     --------------

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31,1994 balance sheet.

                                       -2-

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                MARCH 31,         DECEMBER 31,
                                                  1995                1994
                                              --------------     --------------
                                               (unaudited)          *(Note 1)


CURRENT LIABILITIES

     Current maturities of long-term debt     $      440,690     $      450,531
     Accounts payable & accrued liabilities        6,930,494          5,687,651
     Compensation & benefits                       4,868,757          4,569,622
     Income taxes payable                          3,701,000          2,865,902
     Insurance accruals
       Liability claims                           19,741,794         19,623,257
       Workers' compensation accrual               6,337,427          6,039,846
     Other                                         2,219,035          2,356,150
                                              --------------     --------------
                Total current liabilities     $   44,239,197     $   41,592,959

LONG-TERM DEBT                                $      608,484     $      705,437

DEFERRED INCOME TAXES                         $   17,700,000     $   16,044,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

     Capital Stock:
     Preferred, $.10 par value; authorized
        5,000,000 share; none issued          $           --     $           --
     Common,  $.10 par value; authorized
        35,000,000 shares; issued and
        outstanding 13,016,600 shares              1,301,660          1,301,660
     Additional paid-in capital                    5,606,510          5,606,510
     Retained earnings                            75,729,690         71,142,032
                                              --------------     --------------
                                              $   82,637,860     $   78,050,202
                                              --------------     --------------
                                              $  145,185,541     $  136,392,598
                                              --------------     --------------
                                              --------------     --------------

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1994 balance

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three months ended
                                                         March 31,
                                                1995                1994
                                           ----------------    ----------------
Operating revenue                          $    47,583,123     $    61,381,019
                                           ----------------    ----------------

Operating expenses:
 Salaries, wages, benefits                 $    11,747,603     $    15,804,900
 Rent and purchased transportation              13,570,080          14,738,643
 Operations and maintenance                      5,865,404          11,365,389
 Taxes and licenses                              1,306,806           1,858,369
 Insurance and claims                            2,286,797           3,135,916
 Communications and utilities                      646,850             773,363
 Depreciation                                    4,179,287           5,777,747
 Other operating expenses                          974,525           2,168,682
 (Gain) on sale of fixed assets                    (19,831)           (156,153)
 Merger consummation and integration                    --           1,978,600
                                           ----------------    ----------------
                                           $    40,557,521     $    57,445,456
                                           ----------------    ----------------


   Operating income                        $     7,025,602     $     3,935,563
Interest income                                    281,637             195,748
Interest expense                                   (25,181)         (1,262,145)
                                           ----------------    ----------------

Income before income taxes                 $     7,282,058     $     2,869,166
Federal and state income taxes                   2,694,400           1,638,526
Deferred income tax charge for change
   in tax status                                        --           2,925,600
                                           ----------------    ----------------
Total income tax expense                   $     2,694,400     $     4,564,126
                                           ----------------    ----------------

Net income (loss)                          $     4,587,658     $    (1,694,960)
                                           ----------------    ----------------
                                           ----------------    ----------------

Pro forma adjustment to reflect income
 tax provision as if the combined
 company was a "C" corporation for the
 entire period                             $       --          $    (3,304,126)
                                           ----------------    ----------------
                                           ----------------    ----------------

Pro forma income tax expense               $       --          $     1,260,000
                                           ----------------    ----------------
                                           ----------------    ----------------

Pro forma net income                       $       --          $     1,609,166
                                           ----------------    ----------------
                                           ----------------    ----------------

Earnings per share:
 Outstanding shares 13,016,600
 Net income (loss)                         $          0.35     $         (0.13)
                                           ----------------    ----------------
                                           ----------------    ----------------

                                           ----------------    ----------------
                                           ----------------    ----------------
 Pro forma net income                      $       --          $          0.12
                                           ----------------    ----------------
                                           ----------------    ----------------

                                       -4-

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                     Three months ended
                                                        March 31,
                                                  1995              1994
                                             ---------------    ---------------
OPERATING ACTIVITIES
    Net income(loss)                         $    4,587,658     $   (1,694,960)
    Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization               4,179,287          5,787,781
      Deferred income taxes                       1,177,000          2,138,600
      Gain on sale of fixed assets                  (19,831)          (156,153)
      Changes in certain working capital
      items:
       Trade receivables                         (1,434,204)        (2,146,599)
       Other current assets                      (1,562,068)           601,230
       Prepaid expenses                           1,103,660         (1,380,806)
       Accounts payable and accrued expense       1,867,266          4,321,544
       Accrued income taxes                         835,098          2,246,000
                                             ---------------    ---------------
         Net cash provided by operating
         activities                          $   10,733,866     $    9,716,637
                                             ---------------    ---------------
INVESTING ACTIVITIES
    Proceeds from sale of prop. and equip.   $       22,963     $    1,496,062
    Purchase of property and equipment             (103,410)        (4,110,600)
    Purchase of municipal bonds                     (66,329)           (22,633)
    Redemption of municipal bonds                         0          4,114,615
    Other                                            27,464                  0
                                             ---------------    ---------------
      Net cash provided by (used in)
      investment activities                  $     (119,312)    $    1,477,444
                                             ---------------    ---------------
FINANCING ACTIVITIES
    Net (repayments) borrowings on
    revolving credit                         $            0     $     (243,169)
    Proceeds from long-term notes payable                 0            588,664
    Principal payments on long-term notes          (106,794)        (6,496,751)
                                             ---------------    ---------------
      Net cash (used in) financing
      activities                             $     (106,794)    $   (6,151,256)
                                             ---------------    ---------------
      Net increase in cash and cash
      equivalents                            $   10,507,760     $    5,042,825

CASH AND CASH EQUIVALENTS
    Beginning of year                            10,218,484          9,391,651
                                             ---------------    ---------------
    End of quarter                           $   20,726,244     $   14,434,476
                                             ---------------    ---------------
                                             ---------------    ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                              $       25,181     $    1,283,368
       Income taxes                                 660,820            164,720
    Noncash investing activities:
       Book value of revenue equipment
       traded                                $    6,635,985     $      270,099

See Notes to Financial Statements.

                                          -5-

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries' ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1994.


Note 2.  Heartland/Munson Merger

Effective March 21, 1994, Heartland consummated a merger with Munson Transportation, Inc. and two affiliated companies (collectively, "Munson"). Former Munson stockholders received approximately 4% of the Company's outstanding stock in the transaction, which was a merger accounted for as a pooling of interests. Merger consummation and integration costs of $3.5 million associated with the merger of Munson and the cost of closing duplicate facilities were incurred in 1994. These nonrecurring expenses consisted primarily of changes in reserve estimates for liability and workers' compensation claims, conforming accounting policies, accounting and legal expenses, severance pay, and writing down the value of the Monmouth, Illinois terminal. During the first quarter of 1994, $1.9 million of this nonrecurring charge was recorded and accordingly, increased the net loss for the quarter by approximately $1.3 million ($0.11 per share).

The Company continued Munson's separate operations throughout much of 1994, and in December relocated all administrative and operational functions to Heartland's headquarters. The Company retained Munson's Monmouth, Illinois maintenance and repair facility until April, 1995 when it was then relocated to Heartland's headquarters.

Under the accounting rules applicable to transactions qualifying as a pooling of interest, the Company restated prior years' financial statements as if Heartland and Munson had been operated on a combined basis for all periods presented. Therefore, all financial information concerning the Company presented in this report reflects the combined operations of both companies.


Note 3:  Income Taxes

Income taxes for the interim period ended March 31, 1995 are based on the Company's estimated effective tax rates. The rate for the quarters ended March 31, 1995 and 1994 was 37% and 57%, respectively. The first quarter, 1994 effective tax rate was impacted by Munson's losses incurred prior to the merger on March 21, 1994 which cannot be deducted and certain merger related expenses, primarily professional fees which are not deductible.

The Company recorded a $2.9 million one-time charge during the first quarter of 1994 to recognize a deferred income tax obligation representing temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. The Company was required to record the charge following the merger of Munson, which had previously been a "S" corporation, and as such had not recorded such obligations.

The pro forma income tax expense presented for the first quarter of 1994 reflects the estimated amount of income tax expense that would have been recorded if the combined company was a "C" corporation for the entire period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the first quarter of 1995 compared with the first quarter of 1994 and the changes in financial condition through the first quarter of 1995.

Results of Operations:

Operating revenue decreased 22.5% to $47.6 million in the first quarter of 1995 from $61.4 million in the first quarter of 1994. This decrease is attributable to the Company's decision to eliminate unprofitable temperature-controlled, flatbed, and brokerage operations. The Company also discontinued selective traffic lanes that did not meet the Company's operating strategy. The operating ratio (operating expenses as a percentage of operating revenue) for the first quarter of 1995 was 85.2% compared with 93.6% for the first quarter of 1994.
Net income for the first quarter of 1995 was $4.6 million compared with a net loss of $1.7 million for the first quarter of 1994. The first quarter of 1994 was adversely effected by nonrecurring charges resulting from the merger with Munson Transportation.

Salaries, wages, and benefits decreased to 24.7% of revenue in the first quarter of 1995 from 25.7% in the first quarter of 1994. This decrease was attributable to (i) a substantial reduction in the number of non-driver personnel due to the consolidation of facilities, (ii) a reduction in the miles driven by company drivers, and (iii) a 47.2% reduction in health and workers' compensation claims due to fewer and less severe claims. The decrease in total company driver payroll was partially offset by an August 1994 increase in the rate per mile paid to company drivers.

Rent and purchased transportation increased to 28.5% of revenue in the first quarter of 1995 from 24.0% in the first quarter of 1994. This increase is a result of corresponding increase in the percentage of miles being driven by independent contractors. The Company also increased the base mileage rate being paid to independent contractors in January, 1995.

Operations and maintenance expenses decreased to 12.3% of revenues in the first quarter of 1995 from 18.5% reported in the first quarter of 1994. This reduction is the result of lower repair and maintenance costs and better fuel efficiency attributable to the replacement of older model revenue equipment with new tractors and trailers. These expenses are also impacted by the increased reliance on independent contractors, who pay their own maintenance, repair and fuel costs.

Other operating expenses decreased to 2.1% of revenue in the first quarter of 1995 from 3.5% in the first quarter of 1994. This decrease was primarily a result of eliminating service to customers requiring pallets and the consolidation of facilities.

Nonrecurring merger and consummation costs of $1.9 million accounted for 3.2% of revenue in the first quarter of 1994. See Note 1 of the Notes to Financial Statements for the discussion of this one-time charge.

Interest expense decreased to .1% of revenue in the first quarter of 1995 from 2.1% of revenue in the first quarter of 1994, as a result of the reduction of debt and capital lease obligations. The Company's long-term debt was $1.0 million at March 31, 1995, compared with $51.4 million at March 31, 1994.

The Company's effective tax rate was 37.0% in the first quarter of 1995, compared with 57.1% in the first quarter of 1994. See Note 3 of Notes to Financial Statements for the discussion of the 1994 effective rate and the $2.9 million one-time deferred tax charge recorded in the first quarter of 1994.

Liquidity and Capital Resources

Net cash flows provided by operations was $10.7 million in the first quarter of 1995 and $9.7 million for the first quarter of 1994. Working capital at March 31, 1995 was $13.7 million compared with $2.9 million at December 31, 1994.

Since the March 21, 1994 merger with Munson Transportation, the Company has improved its financial position by reducing long-term debt to $1.0 million at March 31, 1995 from $56.9 million at December 31, 1993.

The Company expects to finance future growth in its company-owned fleet primarily through cash flow operations.

                                     PART II

                                OTHER INFORMATION

    Item 1.    Legal Proceedings

               Not applicable

    Item 2.    Changes in securities

               Not applicable

    Item 3.    Defaults upon senior securities

               Not applicable

    Item 4.    Submission of matters to a vote of security holders

               Not applicable

    Item 5.    Other information

               Not applicable

    Item 6.    Exhibits and reports on Form 8-K

               None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEARTLAND EXPRESS, INC.

                                        BY: /S/ John P. Cosaert
                                        -----------------------
                                             JOHN P. COSAERT

                                                 Vice-President
                                          Finance and Treasurer