Form 10-Q
period 1995-06-30
HEARTLAND EXPRESS INC
filed 1995-08-14
CIK 799233

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------
                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995  Commission File No.  0-15087
                  -------------                       -------

                            HEARTLAND EXPRESS, INC.
------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                 93-0926999
--------------------------------------  --------------------------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

2777 Heartland Drive, Coralville, Iowa                    52241
--------------------------------------  --------------------------------------
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

                         Yes ___X___  No _______

At June 30, 1995, there were 13,016,600 shares of the Company's
$.10 par value common stock outstanding.

                                    PART I

                             FINANCIAL INFORMATION

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
Item 1. Financial statements

        Consolidated balance sheets
          June 30, 1995 (unaudited) and
          December 31, 1994..................................        2-3
        Consolidated statements of income
          (unaudited) for the three and six
          month periods ended June 30, 1995 and 1994.........          4
        Consolidated statements of cash flows
          (unaudited) for the six months ended
          June 30, 1995 and 1994.............................          5
        Notes to financial statements........................        6-7

Item 2. Management's discussion and analysis of
          financial condition and results of
          operations.........................................        8-9


                                    PART II
                              OTHER INFORMATION

     Item 1.   Legal proceedings.............................         10

     Item 2.   Changes in securities.........................         10

     Item 3.   Defaults upon senior securities...............         10

     Item 4.   Submission of matters to a vote of
               security holders..............................         10

     Item 5.   Other information.............................         10

     Item 6.   Exhibits and reports of Form 8-K..............         10

                                 HEARTLAND EXPRESS, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                                    JUNE 30,                   DECEMBER 31,
                                                                      1995                        1994
                                                             ---------------------        --------------------
                                                                  (UNAUDITED)                   *(NOTE 1)
    CURRENT ASSETS

          Cash and cash equivalents                          $          32,711,491        $         10,218,484
          Trade receivables, less allowance
          of $402,812 and $402,812 respectively                         15,081,431                  17,443,434
          Prepaid tires                                                  2,527,645                   2,244,185
          Municipal bonds                                                2,944,039                   2,856,558
          Deferred income taxes                                         11,909,000                  10,933,000
          Other current assets                                           1,647,212                     693,252
                                                             ---------------------        --------------------
                Total current asset                          $          66,820,818        $         44,388,913
                                                             ---------------------        --------------------

    PROPERTY AND EQUIPMENT

          Land and land improvements                         $           2,463,010        $          2,463,010
          Buildings                                                      7,098,843                   7,098,843
          Furniture and fixtures                                         1,656,094                   3,319,817
          Shop and service equipment                                     1,072,709                   1,586,635
          Revenue equipment                                            104,851,251                 119,195,666
                                                             ---------------------        --------------------
                                                             $         117,141,907        $        133,663,971
          Less accumulated depreciation & amortization                  35,757,626                  42,848,820
                                                             ---------------------        --------------------
          Property and equipment, net                        $          81,384,281        $         90,815,151
                                                             ---------------------        --------------------

    OTHER ASSETS                                             $           1,161,070        $          1,188,534
                                                             ---------------------        --------------------
                                                             $         149,366,169        $        136,392,598
                                                             ---------------------        --------------------
                                                             ---------------------        --------------------



     *Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1994 balance sheet.

                                       HEARTLAND EXPRESS, INC.
                                          AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,                   DECEMBER 31,
                                                                      1995                        1994
                                                             ---------------------        --------------------
                                                                  (UNAUDITED)                   *(NOTE 1)
    CURRENT LIABILITIES
         Current maturities of long-term debt                $             652,089        $            450,531
         Accounts payable & accrued liabilities                          6,408,332                   5,687,651
         Compensation & benefits                                         4,998,154                   4,569,622
         Income taxes payable                                            2,754,000                   2,865,902
         Insurance accruals
             Liability claims                                           20,746,888                  19,623,257
             Workers' compensation accrual                               6,398,007                   6,039,846
         Other                                                           2,171,357                   2,356,150
                                                             ---------------------       ---------------------
                  Total current liabilities                  $          44,128,827        $         41,592,959

    LONG-TERM DEBT                                           $             278,704        $            705,437

    DEFERRED INCOME TAXES                                    $          17,095,000        $         16,044,000

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY

         Capital Stock:
         Preferred, $.10 par value; authorized
               5,000,000 share; none issued                  $                  --       $                  --
         Common,  $.10 par value; authorized
                35,000,000 shares; issued and outstanding
                13,016,600 shares                                        1,301,660                   1,301,660
         Additional paid-in capital                                      5,606,510                   5,606,510
         Retained earnings                                              80,955,468                  71,142,032
                                                             ---------------------       ---------------------
                                                             $          87,863,638       $          78,050,202
                                                             ---------------------       ---------------------
                                                             $         149,366,169       $         136,392,598
                                                             ---------------------       ---------------------
                                                             ---------------------       ---------------------


      *Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1994 balance sheet.

                                HEARTLAND EXPRESS, INC.
                                    AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                         1995               1994               1995               1994
                                                     ------------       ------------       ------------       ------------
   Operating revenue                                 $ 46,973,780       $ 59,303,216       $ 94,556,903       $120,684,235
                                                     ------------       ------------       ------------       ------------
   Operating expenses:
      Salaries, wages, benefits                      $ 10,028,816       $ 14,316,942       $ 21,776,419       $ 30,121,842
      Rent and purchased transportation                15,228,795         15,363,719         28,798,875         30,102,362
      Operations and maintenance                        5,095,201          9,143,602         10,960,605         18,533,164
      Taxes and licenses                                1,200,796          1,869,384          2,507,602          5,703,580
      Insurance and claims                              2,274,998          3,862,029          4,561,795          6,997,945
      Communications and utilities                        444,140            647,105          1,090,990          1,420,468
      Depreciation                                      4,012,392          5,116,528          8,191,679         10,894,275
      Other operating expenses                            750,863          1,861,382          1,725,388          4,030,064
      (Gain) on sale of fixed assets                       (2,281)           (68,619)           (22,112)          (224,772)
      Merger consumation and integration costs                 --                 --                 --          1,978,600
                                                     ------------       ------------       ------------       ------------
                                                     $ 39,033,720       $ 52,112,072       $ 79,591,241       $109,557,528
                                                     ------------       ------------       ------------       ------------
         Operating income                            $  7,940,060       $  7,191,144       $ 14,965,662       $ 11,126,707

   Interest income                                        373,362             59,353            654,999            255,101
   Interest (expense)                                     (22,617)          (452,874)           (47,798)        (1,715,019)
                                                     ------------       ------------       ------------       ------------
   Income before income taxe                         $  8,290,805       $  6,797,623       $ 15,572,863       $  9,666,789

   Federal and state income taxes                       3,065,028          2,513,854          5,759,428          4,152,380
   Deferred income tax charge for change
      in tax status                                            --                 --                 --          2,925,600
                                                     ------------       ------------       ------------       ------------
   Total income tax expense                          $  3,065,028       $  2,513,854       $  5,759,428       $  7,077,980
                                                     ------------       ------------       ------------       ------------
   Net income                                        $  5,225,777       $  4,283,769       $  9,813,435       $  2,588,809

   Pro forma adjustment to reflect income tax
      provision as if the combined company
      was a "C" corporation for the entire period  $         --       $         --       $         --       $ (3,304,126)
                                                     ------------       ------------       ------------       ------------
                                                     ------------       ------------       ------------       ------------

   Pro forma income tax expense                      $         --       $         --       $         --       $  3,773,854
                                                     ------------       ------------       ------------       ------------
                                                     ------------       ------------       ------------       ------------

   Pro forma net income                              $         --       $         --       $         --       $  5,892,935
                                                     ------------       ------------       ------------       ------------
                                                     ------------       ------------       ------------       ------------
   Earnings per share:
      Outstanding shares 13,016,600
      Net income                                     $       0.40       $       0.33       $       0.75       $       0.20
                                                     ------------       ------------       ------------       ------------
                                                     ------------       ------------       ------------       ------------

      Pro forma net income                           $         --       $        --        $         --       $       0.45
                                                     ------------       ------------       ------------       ------------
                                                     ------------       ------------       ------------       ------------

                           See Notes to Financial Statements.
                                         -4-

                                HEARTLAND EXPRESS, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)

                                                                           Six months ended
                                                                               June 30,
                                                                         1995              1994
                                                                    -------------      -------------
    OPERATING ACTIVITIES
        Net Income                                                  $   9,813,435      $   2,588,809
        Adjustments to reconcile to net cash
        provided by operating activities:
            Depreciation and amortization                               8,191,679         10,904,275
            Deferred income taxes                                          75,000          2,010,600
            Gain on sale of fixed assets                                  (22,112)          (224,772)
            Changes in certain working capital items:
               Trade receivables                                        2,362,003            (87,777)
               Other current assets                                      (953,960)         1,418,469
               Prepaid expenses                                         1,118,500           (841,093)
               Accounts payable and accrued expenses                    2,442,646          6,018,675
               Accrued income taxes                                      (111,902)           262,000
                                                                    -------------      -------------
                   Net cash provided by operating activies          $  22,915,289      $  22,049,186
                                                                    -------------      -------------
    INVESTING ACTIVITIES
        Proceeds from sale of prop. and equip.                      $      27,058      $   1,804,640
        Purchase of property and equipment                               (164,148)        (7,198,758)
        Purchase of municipal bonds                                       (87,481)           (22,633)
        Redemption of municipal bonds                                          --         15,007,378
        Other                                                              27,464                 --
                                                                    -------------      -------------
           Net cash provided by (used in) investment activities     $    (197,107)     $   9,590,627
                                                                    -------------      -------------
    FINANCING ACTIVITIES
        Net (repayments) borrowings on revolving credit agreements  $          --      $    (718,430)
        Proceeds from long-term notes payable                                  --         14,205,565
        Principal payments on long-term notes                            (225,175)       (53,859,528)
                                                                    -------------      -------------
           Net cash (used in) financing activities                  $    (225,175)     $ (40,372,393)
                                                                    -------------      -------------

           Net increase (decrease) in cash and cash equivalents     $  22,493,007      $  (8,732,580)

    CASH AND CASH EQUIVALENTS
        Beginning of year                                              10,218,484           9,391,651
                                                                    -------------      -------------
        End of quarter                                              $  32,711,491      $      659,071
                                                                    -------------      -------------
                                                                    -------------      -------------
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid during the period for:
            Interest                                                $     47,798       $    1,791,960
            Income taxes                                               1,127,986            4,836,518
        Noncash investing activities:
            Book value of revenue equipment traded                  $ 13,217,673       $    1,363,485


                           See Notes to Financial Statements.
                                         -5-

                               HEARTLAND EXPRESS, INC.
                                  AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries' ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2.  HEARTLAND/MUNSON MERGER

Effective March 21, 1994, Heartland consummated a merger with Munson Transportation, Inc. and two affiliated companies (collectively, "Munson"). Former Munson stockholders received approximately 4% of the Company's outstanding stock in the transaction, which was a merger accounted for as a pooling of interests. Merger consummation and integration costs of $3.5 million associated with the merger of Munson and the cost of closing duplicate facilities were incurred in 1994. These nonrecurring expenses consisted primarily of changes in reserve estimates for liability and workers' compensation claims, conforming accounting policies, accounting and legal expenses, severance pay, and writing down the value of the Monmouth, Illinois terminal. During the first six months of 1994, $1.9 million of this nonrecurring charge was recorded and accordingly, decreased net income for the six-month period ended June 30, 1994 by approximately $1.3 million ($0.11 per share).

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

NOTE 3.  INCOME TAXES

Income taxes for the three and six month periods ended June 30, 1995 are based on the Company's estimated effective tax rates. The rate for the quarters ended June 30, 1995 and 1994 was 37%. The rate for the six months ended June 30, 1995 and 1994 was 37% and 43%, respectively. The effective tax rate for the six month period ended June 30, 1994 was impacted by Munson's losses incurred prior to the merger on March 21, 1994 which cannot be deducted and certain merger related expenses, primarily professional fees which are not deductible.

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

The pro forma income tax expense presented for the first six months of 1994 reflects the estimated amount of income tax expense that would have been recorded if the combined company was a "C" corporation for the entire period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the results of operations of the second quarter of 1995 compared with the second quarter of 1994 and the changes in financial condition through the second quarter of 1995.

RESULTS OF OPERATIONS:

Operating revenue decreased 20.8% to $46.9 million in the second quarter of 1995 from $59.3 million in the second quarter of 1994. Operating revenue for the six months ended June 30, 1995 decreased
21.6% to $94.5 million from $120.6 million for the six months ended
June 30, 1994. This decrease is attributable to the Company's decision to eliminate unprofitable flatbed, brokerage, and temperature-controlled operations. The Company also discontinued selective traffic lanes that did not meet the Company's operating strategy. In addition, revenues were impacted by a decrease in customer demand due to overall softness in the economy.The operating ratio (operating expenses as a percentage of operating revenue) for the second quarter of 1995 was 83.1% compared with 87.9% for the second quarter of 1994. The operating ratio for the first six months of 1995 was 84.2% compared with 90.8% for the first six months of 1994. Net income for the second quarter of 1995 was $5.2 million compared with $4.2 million for the second quarter of 1994. Net income for the first six months of 1995 was $9.8 million compared with $2.5 million for the six months ended June 30, 1994. The operating ratio and net income for the six months ended June 30, 1994 was adversely affected by nonrecurring charges resulting from the merger with Munson Transportation.

Salaries, wages, and benefits decreased to 21.3% of revenue in the second quarter of 1995 from 24.1% in the second quarter of 1994. This decrease was attributable to (i) a substantial reduction in the number of non-driver personnel due to the consolidation of facilities, (ii) a 33.3% reduction in the miles driven by company drivers, and (iii) a 69.8% reduction in health and workers' compensation claims due to fewer and less severe claims. The decrease in total company driver payroll was partially offset by an approximate 12.0% increase in the rate per mile paid to company drivers.

Operations and maintenance expenses decreased to 10.8% of revenues in the second quarter of 1995 from 15.4% reported in the second quarter of 1994. This reduction is the result of lower repair and maintenance costs and better fuel efficiency attributable to the replacement of older model revenue equipment with new tractors and trailers. The decrease is also attributable to efficiencies attained from the consolidation of our maintenance facilities.

Other operating expenses decreased to 1.6% of revenue in the second quarter of 1995 from 3.1% in the second quarter of 1994. This decrease was primarily a result of eliminating service to customers requiring pallets and from efficiencies gained from the consolidation of facilities.

Nonrecurring merger and consummation costs of $1.9 million accounted for 1.6% of revenue in the first six months of 1994. See
Note 1 of the Notes to Financial Statements for the discussion of this one-time charge.

Interest expense decreased to approximately $47,000 during the six month period ended June 30, 1995 compared with $1.7 million for the first six months of 1994 as a result of the reduction of debt and capital lease obligations. The Company's long-term debt was approximately $930,000 at June 30, 1995 compared with $17.2 million at June 30, 1994.

The Company's effective tax rate was 37.0% for the three and six month periods ended June 30, 1995. See Note 3 of Notes to
Financial Statements for the discussion of the 1994 effective tax rate and the $2.9 million one-time deferred tax charge recorded in the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operations was $22.9 million during the first six months of 1995 and $22.0 million for the first six months of 1994. Working capital at June 30, 1995 was $22.7 million compared with $13.7 million at March 31, 1995 and $2.9 million at December 31, 1994.

Since the March 21, 1994 merger with Munson Transportation, the
Company has improved its financial position by reducing long-term debt to approximately $930,000 at June 30, 1995 from $51.0 million at March 31, 1994.

The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and with trade allowances received from traded revenue equipment.

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

                                 HEARTLAND EXPRESS, INC.

                                 BY: /s/ John P. Cosaert
                                     -------------------------------
                                     JOHN P. COSAERT
                                     Vice-President
                                     Finance and Treasurer