Form 10-Q
period 1995-09-30
HEARTLAND EXPRESS INC
filed 1995-11-13
CIK 799233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1995  Commission File No.  0-15087
                  ------------------                       -------

                             HEARTLAND EXPRESS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                           93-0926999
----------------------------------------     ----------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                Identification Number)

2777 Heartland Drive, Coralville, Iowa                     52241
----------------------------------------     ----------------------------------
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

               Yes    X       No
                   ------        ------

At September 30, 1995, there were 13,016,600 shares of the Company's $.10 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION
                                                             Page
                                                            Number

     Item 1.   Financial statements

               Consolidated balance sheets
                 September 30, 1995 (unaudited) and
                 December 31, 1994                           2-3
               Consolidated statements of income
                 (unaudited) for the three and nine
                 month periods ended September 30, 1995
                 and 1994                                      4
               Consolidated statements of cash flows
                 (unaudited) for the nine months ended
                 September 30, 1995 and 1994                   5
               Notes to financial statements                 6-7

     Item 2.   Management's discussion and analysis of
                 financial condition and results of
                 operations                                 8-10




                                     PART II

                                OTHER INFORMATION



     Item 1.   Legal proceedings                              11

     Item 2.   Changes in securities                          11

     Item 3.   Defaults upon senior securities                11

     Item 4.   Submission of matters to a vote of             11
               security holders

     Item 5.   Other information                              11

     Item 6.   Exhibits and reports on Form 8-K               11

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





              ASSETS
             --------
                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1995             1994
                                                 --------------   --------------
                                                   (unaudited)       *(Note 1)
CURRENT ASSETS

  Cash and cash equivalent                       $   35,714,253   $   10,218,484
  Trade receivables, less allowance
  of $402,812 and $402,812 respectively              16,067,358       17,443,434
  Prepaid tires                                       2,793,057        2,244,185
  Municipal bonds                                     8,747,318        2,856,558
  Deferred income taxes                              11,561,000       10,933,000
  Other current assets                                  967,510          693,252
                                                 --------------   --------------
      Total current assets                       $   75,850,496   $   44,388,913
                                                 --------------   --------------

PROPERTY AND EQUIPMENT

  Land and land improvements                     $    2,463,010   $    2,463,010
  Buildings                                           7,299,415        7,098,843
  Furniture and fixtures                              1,656,095        3,319,817
  Shop and service equipment                          1,090,852        1,586,635
  Revenue equipment                                  98,509,650      119,195,666
                                                 --------------   --------------
                                                 $  111,019,022   $  133,663,971
  Less accumulated depreciation & amortization       34,367,964       42,848,820
                                                 --------------   --------------
  Property and equipment, net                    $   76,651,058   $   90,815,151
                                                 --------------   --------------

OTHER ASSETS                                     $    1,161,070   $    1,188,534
                                                 --------------   --------------

                                                 $  153,662,624   $  136,392,598
                                                 --------------   --------------
                                                 --------------   --------------

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1994 balance sheet.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                      1995            1994
                                                 --------------   --------------
                                                  (Unaudited)       *(Note 1)
CURRENT LIABILITIES
  Current maturities of long-term debt           $     809,790     $     450,531
  Accounts payable & accrued liabilities             5,098,045         5,687,651
  Compensation & benefits                            5,207,713         4,569,622
  Income taxes payable                               2,821,000         2,865,902
  Insurance accruals
    Liability claims                                21,268,506        19,623,257
    Workers' compensation accrual                    6,050,146         6,039,846
  Other                                              2,206,580         2,356,150
                                                 -------------     -------------
          Total current liabilities              $  43,461,780     $  41,592,959

LONG-TERM DEBT                                   $          --     $     705,437

DEFERRED INCOME TAXES                            $  16,691,000     $  16,044,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

  Capital Stock:
  Preferred, $.10 par value; authorized
    5,000,000 share; none issued                 $          --     $          --
  Common,  $.10 par value; authorized
    35,000,000 shares; issued and outstanding
    13,016,600 shares                                1,301,660         1,301,660
  Additional paid-in capital                         5,606,510         5,606,510
  Retained earnings                                 86,601,674        71,142,032
                                                 -------------     -------------
                                                 $  93,509,844     $  78,050,202
                                                 -------------     -------------
                                                 $ 153,662,624     $ 136,392,598
                                                 -------------     -------------
                                                 -------------     -------------


*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1994 balance sheet.

                            HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           Three months ende                 Nine months ended
                                                             September 30,                     September 30,
                                                      1995              1994             1995             1994
                                                  ------------      ------------     ------------     ------------
Operating revenue                                 $ 47,527,998      $ 53,878,550     $142,084,902     $174,562,785
                                                  ------------      ------------     ------------     ------------

Operating expenses:
 Salaries, wages, benefits                        $  9,403,056      $ 13,742,059     $ 31,179,475     $ 43,863,901
 Rent and purchased transportation                  16,633,973        14,425,432       45,432,847       44,527,794
 Operations and maintenance                          4,826,811         7,292,588       15,787,416       25,825,752
 Taxes and licenses                                  1,227,778         1,707,104        3,735,381        7,410,684
 Insurance and claims                                1,857,006         2,891,287        6,418,802        9,889,232
 Communications and utilities                          586,286           561,720        1,900,818        1,982,188
 Depreciation                                        3,629,116         4,890,809       11,597,253       15,785,084
 Other operating expenses                              837,719         1,005,531        2,563,105        5,035,595
 (Gain) on sale of fixed assets                         (5,022)               --          (27,134)        (224,772)
 Merger consumation and integration costs                   --                --               --        1,978,600
                                                  ------------      ------------     ------------     ------------
                                                  $ 38,996,723      $ 46,516,530     $118,587,963     $156,074,058
                                                  ------------      ------------     ------------     ------------

  Operating income                                $  8,531,275      $  7,362,020     $ 23,496,939     $ 18,488,727

Interest income                                        458,571            19,000        1,113,570          274,101
Interest (expense)                                     (19,995)         (296,127)         (67,793)      (2,011,146)
                                                  ------------      ------------     ------------     ------------
Income before income taxes                        $  8,969,851      $  7,084,893     $ 24,542,716     $ 16,751,682

Federal and state income taxes                       3,323,647         2,635,580        9,083,075        6,787,960
Deferred income tax charge for change
 in tax status                                              --                --               --        2,925,600
                                                  ------------      ------------     ------------     ------------
Total income tax expense                          $  3,323,647      $  2,635,580     $  9,083,075     $  9,713,560
                                                  ------------      ------------     ------------     ------------

Net income                                        $  5,646,204      $  4,449,313     $ 15,459,641     $  7,038,122
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------


Pro forma adjustment to reflect income tax
 provision as if the combined company
 was a "C" corporation for the entire period      $         --      $         --     $         --     $ (3,304,126)
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------


Pro forma income tax expense                      $         --      $         --     $         --     $  6,409,434
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------


Pro forma net income                              $         --      $         --     $         --     $ 10,342,248
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------


Earnings per share:
 Outstanding shares 13,016,600
 Net income                                       $       0.43      $       0.34     $       1.19     $       0.54
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------


 Pro forma net income                             $         --      $         --     $         --     $       0.79
                                                  ------------      ------------     ------------     ------------
                                                  ------------      ------------     ------------     ------------




See Notes to Financial Statements.

                             HEARTLAND EXPRESS,INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                    1995                  1994
                                                                              -----------------    -----------------
OPERATING ACTIVITIES
   Net Income                                                                  $     15,459,641    $       7,038,122
   Adjustments to reconcile to net cash
   provided by operating activities:
     Depreciation and amortization                                                   11,932,573           15,795,084
     Deferred income taxes                                                               19,000            1,036,607
     Gain on sale of fixed assets                                                       (27,134)            (224,772)
     Changes in certain working capital items:
      Trade receivables                                                               1,376,076            2,422,093
      Other current assets                                                             (274,258)           1,033,428
      Prepaid expenses                                                                1,621,296              308,728
      Accounts payable and accrued expenses                                           1,550,898            7,655,080
      Accrued income taxes                                                              (44,902)           1,182,275
                                                                               -----------------   -----------------
        Net cash provided by operating activities                              $     31,613,190    $      36,246,645
                                                                               -----------------   -----------------
INVESTING ACTIVITIES
    Proceeds from sale of prop. and equip.                                     $         47,805    $       1,804,640
    Purchase of property and equipment                                                   44,248           (7,817,337)
    Purchase of municipal bonds                                                      (5,890,760)             (22,633)
    Redemption of municipal bonds                                                            --           15,567,910
    Other                                                                                27,464                   --
                                                                               -----------------   -----------------
     Net cash provided by (used in) investment activities                      $     (5,771,243)   $       9,532,580
                                                                               -----------------   -----------------
FINANCING ACTIVITIES
    Net (repayments) borrowings on revolving credit agreements                 $             --    $        (725,833)
    Proceeds from long-term notes payable                                                    --           14,205,565
    Principal payments on long-term notes                                              (346,178)         (67,695,552)
                                                                               -----------------   -----------------
      Net cash (used in) financing activities                                  $       (346,178)   $     (54,215,820)
                                                                               -----------------   -----------------

      Net increase (decrease) in cash and cash equivalents                     $     25,495,769    $      (8,436,595)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                                 10,218,484            9,391,651
                                                                               -----------------   -----------------
   End of quarter                                                              $     35,714,253    $         955,056
                                                                               -----------------   -----------------
                                                                               -----------------   -----------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                  $         67,793    $       2,108,974
     Income taxes                                                                     9,082,222            7,469,589
   Noncash investing activities:
     Book value of revenue equipment traded                                    $     19,911,625    $      13,565,984




See Notes to Financial Statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries' ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1994.


Note 2.  Heartland/Munson Merger

Effective March 21, 1994, Heartland consummated a merger with Munson Transportation, Inc. and two affiliated companies (collectively, "Munson"). Former Munson stockholders received approximately 4% of the Company's outstanding stock in the transaction, which was a merger accounted for as a pooling of interests. Merger consummation and integration costs of $3.5 million associated with the merger of Munson and the cost of closing duplicate facilities were incurred in 1994. These nonrecurring expenses consisted primarily of changes in reserve estimates for liability and workers' compensation claims, conforming accounting policies, accounting and legal expenses, severance pay, and writing down the value of the Monmouth, Illinois terminal. During the first nine months of 1994, $1.9 million of this nonrecurring charge was recorded and accordingly, decreased net income for the nine-month period ended September 30, 1994 by approximately $1.3 million ($0.11 per share).

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


Note 3.  Income Taxes

Income taxes for the three and nine month periods ended September 30, 1995 are based on the Company's estimated effective tax rates. The rate for the quarters ended September 30, 1995 and 1994 was 37%. The rate for the nine months ended September 30, 1995 and 1994 was 37% and 41%, respectively. The effective tax rate for the nine month period ended September 30, 1994 was impacted by Munson's losses incurred prior to the merger on March 21, 1994 which cannot be deducted and certain merger related expenses, primarily professional fees which are not deductible.

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

The pro forma income tax expense presented for the first nine months of 1994 reflects the estimated amount of income tax expense that would have been recorded if the combined company was a "C" corporation for the entire period.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following is a discussion of the results of operations of the third quarter of 1995 compared with the third quarter of 1994 and the changes in financial condition through the third quarter of 1995.

Results of Operations:

Operating revenue decreased 11.8% to $47.5 million in the third quarter of 1995 from $53.9 million in the third quarter of 1994. Operating revenue for the nine months ended September 30, 1995 (the "1995 period") decreased 18.6% to $142.1 million from $174.6 million for the nine months ended September 30, 1994 (the "1994 period"). For the 1995 period, this decrease was attributable to the Company's decision to eliminate unprofitable flatbed, brokerage, and temperature-controlled operations during 1994. Revenue for both the nine-month and third quarter periods in 1995 was impacted by the discontinuance of selective traffic lanes that did not meet the Company's operating strategy and by a decrease in customer demand due to overall softness in the economy.

Salaries, wages, and benefits decreased to 21.9% of revenue in the 1995 period from 25.1% in the 1994 period and to 19.8% of revenue in the third quarter of 1995 from 25.5% in the third quarter of 1994. This decrease was attributable to
(i) a substantial reduction in the number of non-driver personnel due to the consolidation of facilities, (ii) a reduction in the miles driven by company drivers resulting from the reduction in revenue discussed above and a reduction in the percentage of company drivers in favor of independent contractors, and
(iii) a reduction in health and workers' compensation claims due to fewer and less severe claims. The decrease in total company driver payroll was offset by an approximate 12.0% increase in the rate per mile paid to company drivers and by the increase in rent and purchased transportation attributable to the increase in independent contractors.

Operations and maintenance expenses decreased to 11.1% of revenue in the 1995 period from 14.8% in the 1994 period and to 10.2% of revenues in the third quarter of 1995 from 13.5% in the third quarter of 1994. This reduction is the result of lower repair and maintenance costs and better fuel efficiency attributable to the replacement of older model revenue equipment with new tractors and trailers. The average age of the Company's tractor fleet at September 30, 1995 was 17 months compared to 26 months at September 30, 1994. The decrease is also attributable to efficiencies attained from the consolidation of maintenance facilities and the decrease of company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of independent contractors (who pay their own repair, maintenance, and fuel costs).

Insurance and claims expenses decreased to 4.5% of revenue during the 1995 period from 5.7% in the 1994 period and to 3.9% during the third quarter of 1995 from 5.4% during the third quarter of 1994. This decrease was primarily due to fewer and less severe claims as a result of an increased focus on safe operations and the practice of hiring only experienced drivers.

Communication and utilities increased to 1.3% of revenue during the 1995 period from 1.1% in the 1994 period and to 1.2% of revenue during the third quarter of 1995 from 1.0% in the third quarter of 1994 as the Company equipped the remainder of its company-owned tractors with satellite communication units during the first half of 1995.

Depreciation expense decreased to 8.2% of revenue during the 1995 period from 9.0% in the 1994 period and to 7.6% of revenues in the third quarter of 1995 from 9.1% reported in the third quarter of 1994. This reduction is the result of a decreased reliance on company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of independent contractors and favorable trade allowances negotiated on the purchase of new revenue equipment.

Rent and purchased transportation expenses increased to 32.0% of revenue during the 1995 period from 25.5% in the 1994 period and to 35.0% of revenue in the third quarter of 1995 compared to 26.8% reported in the third quarter of 1994. This increase is attributable to an increase in miles driven by independent contractors as a result of independent contractors comprising a greater percentage of the Company's fleet.

Nonrecurring merger and consummation costs of $1.9 million accounted for 1.1% of revenue in the 1994 period. See Note 1 of the Notes to Financial Statements for the discussion of this one-time charge.

Interest expense decreased to less than 1% of revenue during the 1995 period ($68,000) from 1.2% in the 1994 period ($2.0 million) and less than .01% of revenue during the third quarter of 1995 from 0.5% in the third quarter of 1994 as a result of the reduction of debt and capital lease obligations. The Company's long-term debt was approximately $810,000 at September 30, 1995 compared with $3.4 million at September 30, 1994.

The Company's effective tax rate was 37.0% for the three and nine month periods ended September 30, 1995. See Note 3 of Notes to Financial Statements for the discussion of the 1994 effective tax rate and the $2.9 million one-time deferred tax charge recorded in the first quarter of 1994.

The Company's operating ratio (operating expenses as a percentage of operating revenue) improved to 82.1% for the third quarter of 1995 compared with 86.3% for the third quarter of 1994. The operating ratio for the first nine months of 1995 improved to 83.5% compared with 89.4% for the first nine months of 1994. Net income for the third quarter of 1995 was $5.6 million compared with $4.4 million for the third quarter of 1994. Net income for the first nine months of 1995 was $15.5 million compared with $7.0 million for the nine months ended September 30, 1994. The operating ratio and net income for the nine months ended September 30, 1994 were adversely affected by nonrecurring charges resulting from the merger with Munson Transportation.

Liquidity and Capital Resources

Net cash flow provided by operations was $31.6 million during the first nine months of 1995 and $36.2 million for the first nine months of 1994. Working capital at September 30, 1995 was $32.4 million compared with $2.9 million at December 31, 1994. This increase is primarily due to a $31.4 million increase in cash, cash equivalents, and municipal bonds during the first nine months of 1995.

Since the March 21, 1994 merger with Munson Transportation, the Company has improved its financial position by reducing long-term debt to approximately $810,000 at September 30, 1995 from $51.0 million at March 31, 1994. The remaining long-term debt is now classified as a current liability with payoffs expected to be made in the next twelve months.

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


                                      HEARTLAND EXPRESS, INC.


                                      BY:  /S/ JOHN P. COSAERT
                                          -----------------------------------
                                                 JOHN P. COSAERT
                                                Vice-President
                                                Finance and Treasurer