Form 10-K
period 1995-12-31
HEARTLAND EXPRESS INC
filed 1996-03-27
CIK 799233

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                        FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the Fiscal Year Ended December 31, 1995
                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                       To




Commission file number 0-15087

                                HEARTLAND EXPRESS, INC.
              (Exact name of registrant as specified in its charter)

           Nevada                                   93-0926999
(State or Other Jurisdiction of Incorporation)(I.R.S. Employer Identification
No.)

         2777 Heartland Drive
           Coralville, Iowa                               52241
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: 319-645-2728

Securities Registered Pursuant to section 12(b) of the Act: None

Securities Registered Pursuant to section 12(g) of the Act: $0.10 Par Value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.   [  ]

The aggregate market value of the shares of the registrant's $0.10 par value common stock held by non-affiliates of the registrant as of March 1, 1996 was $253,649,187 (based upon $24.75 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as of March 1, 1996 was 20,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1996 annual meeting of stockholders that will be filed no later than April 30, 1996.

                      Cross Reference Index


The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                                                    Document and Location
               Part I
Item 1    Business                                  Page 3 herein
Item 2    Properties                                Page 5 herein
Item 3    Legal Proceedings                         Page 5 herein
Item 4    Submission of Matters to a Vote of
           Stockholders                             Page 5 herein
               Part II
Item 5    Market for the Registrant's Common Equity
           and Related Stockholder Matters          Page 6 herein
Item 6    Selected Financial Data                   Page 7 herein
Item 7    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                               Pages 8-11 herein
Item 8    Financial Statements and Supplementary
           Data                                     Pages 17-27 herein
Item 9    Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                               Page 11 herein
               Part III
Item 10   Directors and Executive Officers of the
           Registrant                    Pages 2 to 4, 5 of Proxy Statement
Item 11   Executive Compensation           Pages 5 and 6 of Proxy Statement
Item 12   Security Ownership of Certain
           Beneficial Owners and Management       Page 7 of Proxy Statement
Item 13   Certain Relationships and Related
           Transactions                    Pages 4 and 7 of Proxy Statement
               Part IV
Item 14   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                  Pages 12 and 13 herein

                   PART I

ITEM 1. BUSINESS

General

     Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier based near Iowa City, Iowa. The Company provides nationwide transportation service to major shippers, using late-model tractors and a uniform fleet of 53-foot aluminum plate dry vans. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the ten years from 1986 to 1995, Heartland has grown to $191.5 million revenue from $21.6 million and net income has increased to $20.6 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers and acquiring new customers. In addition, in March 1994, the Company engaged in a merger by which truckload carrier Munson Transportation, Inc. and two related entities (collectively, "Munson Transportation") became subsidiaries. Munson Transportation had generated approximately $116 million in revenue during 1993, while serving customers primarily in Midwest, Northeast, and Western states. Munson Transportation had been unprofitable, and during 1994 and the first half of 1995 management eliminated duplicate and undesirable operations, integrated administrative and operational functions, and upgraded Munson Transportation's older fleet of tractors and trailers. All of the Company's operations and administrative functions are now unified at its Iowa City headquarters.

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns, directly or indirectly, all of the stock of Heartland Express, Inc. of Iowa, Heartland Equipment, Inc., Munson Transportation, Inc., Munson Transport Services, Inc., Munson Equipment, Inc., and Heartland Monmouth Warehouse Corporation.

Operations

     Heartland's operations department focuses on serving customer needs and maximizing equipment utilization. The Company divides its operating area into geographic regions and appoints a regional dispatcher for each region. Regional dispatchers communicate with customers and drivers to coordinate equipment resources with inbound and outbound load demand. Dispatchers are responsible for monitoring the timeliness of all pickups and deliveries
within their regions.   Frequent driver contact enable dispatchers to closely
monitor equipment and load positions to ensure proper performance. Serving the short to medium haul market (625-mile average length of haul in 1995) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates four specialized regional distribution operations for major customers near St. Louis, Missouri; Atlanta, Georgia; Columbus, Ohio; and Iowa City, Iowa. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions. These operations are handled by dispatchers at the regional locations, and the Company uses a centralized computer network and regular communication to achieve system-wide load coordination.

     The Company emphasizes customer satisfaction through on-time performance, dependable late-model equipment, and consistent equipment availability to serve large customers' volume requirements. The Company also maintains a high trailer to tractor ratio, which facilitates the stationing of trailers at customer locations for convenient loading and unloading. This minimizes waiting time, which increases tractor utilization and assists with driver retention.

Customers and Marketing

     The Company targets customers in its operating area that require multiple, time-sensitive shipments, including those employing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Heartland's reputation for quality service, reliable equipment and equipment availability makes it a core carrier to many of its customers.

     Heartland's sales personnel seek to expand business with existing customers and establish service with new customers by emphasizing premium service, regularly monitoring customer needs and the Company's performance, and coordinating customer requirements with operations personnel. Management believes that the Company's uniform fleet of 53-foot, aluminum plate, dry van trailers offers a marketing advantage because of these trailers' 11% greater capacity than 48-foot trailers. In addition, the standardized fleet permits customers to know load dimensions in advance of all shipments, rather than preparing different loads for trailers of varying lengths.

     Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building additional service in the Company's primary traffic lanes will assist in controlling empty miles and enhancing driver "home time."

     The Company's 25, 10, and 5 largest customers accounted for 75%, 62%, and 48% of revenue, respectively, in 1995. Major customers of the Company represent the consumer appliances, food products, and automotive industries. The distribution of customers is not significantly different from the previous year. Sears Logistics Services and Kellogg Company accounted for 14.8% and 10.9% of revenue respectively in 1995. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 1995, Heartland employed 1,021 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, licenses, insurance, and taxes. The Company historically has operated a balanced fleet of company and independent contractor tractors. Management believes that a balanced fleet complements the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

     Management's strategy for both employee and independent contractor drivers is to (1) hire the best; (2) promote retention through financial incentives, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment and of all drivers by regularly scheduling them to their homes. All drivers are compensated for empty miles as well as loaded miles. This provides incentives for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement and its employees have never attempted to organize a union. Management believes that the Company has good relationships with its employees and independent contractors.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of company tractors at year end was 17 months, and all tractors remained covered by manufacturers' warranties. The average age of company trailers at year end was 30 months.

     Management believes that the Company's uniform fleet of 53-foot aluminum plate trailers provides the Company a competitive advantage in the market. These trailers offer (1) added load efficiency because of an inside width of
101.25 inches compared with conventional inside width of 98 inches; (2) a 10-year estimated life compared with the 7-year life of conventional trailers; (3) reduced trailer damage and the associated maintenance cost; and
(4) 11% more shipping capacity than conventional 48-foot units, which remain prevalent in the industry.

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (625-mile average length of haul). Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lessor degree upon freight rates.

Regulation

     The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995 federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (the "DOT"), but the lack of implementing regulations prevents the Company from determining the full impact of this action. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations.


ITEM 2.   FACILITIES AND PROPERTIES

     Heartland's headquarters is located adjacent to Interstate 80, near Iowa City, Iowa. The facilities include five acres of land, two office buildings of approximately 25,000 square feet combined and a storage building, all leased from the Company's president and principal stockholder. Company-owned facilities at this location include three tractor and trailer maintenance garages totaling approximately 26,500 square feet, and a safety and service complex adjacent to Heartland's corporate offices. The adjacent facility provides the Company with six acres of additional trailer parking space, a drive-through inspection bay, an automatic truck wash facility, and 6,000 square feet of office space and driver facilities. The Company also owns a motel located adjacent to its corporate offices, which functions as a motel and driver recruiting and driver training center.

     The Company has regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Forest Park, Georgia; Columbus, Ohio; Du Bois, Pennsylvania; Monmouth, Illinois; Woodville, Ohio; and Lincoln, Illinois. The facility in Lincoln, Illinois is leased to an unrelated third party. The Company closed the facilities in Woodville and Monmouth during 1994 and 1995 and is attempting to dispose of such facilities.


ITEM 3.   LEGAL PROCEEDINGS AND INSURANCE

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes that adverse results in these cases, whether individual or in the aggregate, would not have a material effect upon the Company's financial position or results of operations. Heartland maintains insurance covering public liability, property damage, workers compensation, cargo loss or damage, fire, general liability and other risks, with a $500,000 self insured retention ("SIR") for liability arising from personal injury and property damage claims and a $350,000 SIR for workers' compensation. Liability insurance coverage has been established with aggregate limits of $20,000,000 per occurrence. During 1994 the company was granted self insured status by the ICC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the fourth quarter of 1995, no matters were submitted to a vote of securities holders.

                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

               Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. During December 1995 the Company effected a stock dividend that increased the number of shares outstanding from 13,016,600 to 20,000,000. The following table sets forth for the calendar period indicated the range of and low bid quotations for the Company's common stock as reported by NASDAQ from January 1, 1994 to December 31, 1995. All quotations have been adjusted to give effect to the stock dividend.

               Period                   High             Low
Calendar Year 1995
1st Quarter                             $19.20           $17.44
2nd Quarter                              18.40            15.84
3rd Quarter                              21.28            16.64
4th Quarter                              21.00            17.28

Calendar Year 1994
1st Quarter                             $23.92           $15.78
2nd Quarter                              23.27            19.20
3rd Quarter                              23.43            18.06
4th Quarter                              20.18            17.57

     The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of February 23, 1996 the Company had 262 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.


                     Dividend Policy

     The Company has never declared and paid a cash dividend. It is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business. Future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below reflect the consolidated financial position and results of operations of Heartland Express, Inc., and its subsidiaries. The selected consolidated financial data are derived from the Company's consolidated financial statements, which have been restated for years prior to 1995 to reflect the merger of Munson Transportation in a transaction accounted for as a pooling of interests. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                         Year Ended December 31,
                       (in thousands, except share data)

                          1995       1994       1993       1992       1991
Income Statement Data:
  Operating revenue     $191,507   $224,248   $236,017   $205,214   $178,435
Operating expenses:
  Salaries, wages, and
    benefits             $40,715    $56,440    $63,551    $56,792    $50,795
  Rent and purchased
    transportation        64,043     57,799     51,478     35,759     27,109
  Operations and
    maintenance           21,035     35,557     45,370     42,377     42,234
  Taxes and licenses       5,246      7,347      7,790      6,606      5,760
  Insurance and claims     7,967     11,872     10,969     13,196      8,284
  Communication and
    utilities              2,562      2,618      3,077      2,696      2,368
  Depreciation            15,066     20,061     22,818     20,705     18,542
  Other operating
    expenses               3,745      5,468      8,301      7,564      7,134
  (Gain) on sale of
    fixed assets             (27)      (149)      (360)      (944)      (713)
Merger consummation and
    integration costs         --      3,494         --         --         --
                       ---------  ---------  ---------  ---------  ---------
                        $160,352   $200,507   $212,994   $184,751   $161,513
                       ---------  ---------  ---------  ---------  ---------
     Operating income    $31,155    $23,741    $23,023    $20,463    $16,922
Interest income/
     (expense), net        1,524     (1,930)    (4,747)    (4,829)    (4,722)
                       ---------  ---------  ---------  ---------  ---------
 Income before income
  taxes and cumulative
  effect of change in
  accounting for income
    taxes                $32,679    $21,811    $18,276    $15,634    $12,200
Federal and state
  income taxes            12,094      8,808      8,028      6,220      5,078
Deferred income taxes
    - merger                  --      2,926         --         --         --
Cumulative effect of
    change in method of
    accounting for
    income taxes              --         --        700         --         --
                        ---------  ---------  ---------  ---------  --------
Net income               $20,585    $10,077    $10,948     $9,414     $7,122
                        =========  =========  =========  =========  =========
Average shares
 outstanding              20,024     20,026     20,026     20,026     20,026
                        =========  =========  =========  =========  =========
Net income per share       $1.03      $0.50      $0.55      $0.47      $0.36
                        =========  =========  =========  =========  =========
Balance sheet data:
Working capital          $40,780     $2,542   $(11,084)      $140     $1,203
                        =========  =========  =========  =========  =========
Total assets            $158,146   $136,393   $168,934   $150,217   $134,983
                        =========  =========  =========  =========  =========
Stockholders' equity     $98,636    $78,050    $67,974    $57,030    $48,006
                        =========  =========  =========  =========  =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In 1993, prior to the merger with Munson Transportation, the Company generated $116.0 million in revenue and $14.0 million in net income. The 1994 merger with Munson Transportation was accounted for as a pooling of interests; accordingly, the Company's financial statements for preceding years were restated as if the companies had been operated on a combined basis. As restated, the Company's 1993 revenue and net income were $236.0 million and $10.9 million, respectively. During 1994 and 1995, the Company discontinued its less profitable routes and operations and focused on improving operating efficiency. The Company also replaced all older tractors and trailers, repaid $55.3 million in debt, and built cash and cash equivalents to $46.2 million at December 31, 1995. The Company's $191.5 million revenue for 1995 represents a 65.1% increase over premerger revenue in 1993(18.9% decrease from restated revenue). Net income of $20.6 million for 1995 represents a 47.1% increase over premerger 1993 net income(88.0% increase from restated net income).

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                             Year Ended December 31,
                                             1995      1994      1993
Operating revenue                            100.0%    100.0%    100.0%
                                            -------   -------   -------
Operating expenses:
     Salaries, wages, and benefits            21.2%     25.2%     26.9%
     Rent and purchased transportation        33.4      25.8      21.8
     Operations and maintenance               11.0      15.8      19.2
     Taxes and licenses                        2.7       3.3       3.3
     Insurance and claims                      4.2       5.3       4.7
     Communications and utilities              1.3       1.2       1.3
     Depreciation                              7.9       8.9       9.7
     Other operating expenses                  2.0       2.4       3.5
     (Gain) on sale of fixed assets             --      (0.1)     (0.2)
     Merger consummation and integration
      costs                                     --       1.6        --
                                            -------   -------   -------
     Total operating expenses                 83.7%     89.4%     90.2%
                                            -------   -------   -------
          Operating income                    16.3%     10.6%      9.8%
Interest income/(expense)                      0.8      (0.9)     (2.0)
                                            -------   -------   -------
     Income before income taxes               17.1%      9.7%      7.8%
Federal and state income taxes                 6.4       3.9       3.4
Deferred income tax - Merger                    --       1.3        --
Cumulative effect of accounting change         0.0       0.0      (0.2)
                                            -------   -------   -------
     Net income                               10.7%     4.5%      4.6%
                                            =======   =======   =======

Results of Operations

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Operating revenue decreased 14.6% to $191.5 million in 1995 from $224.2 million in 1994, as a result of management's decision to curtail service for customers that did not meet the Company's operating strategy.

     Salaries, wages, and benefits decreased to 21.2% of revenue in 1995 from 25.2% in 1994, as a result of a reduction in the percentage of employee drivers operating the Company's tractor fleet and a corresponding increase in the percentage of the fleet being provided by independent contractors.
During 1995, employee drivers accounted for 51% and independent contractors 49% of the total fleet miles, compared with 62% and 38%, respectively, in 1994. The decrease was also attributable to a reduction in the number of non-driver personnel due to the consolidation of facilities and a reduction in health and workers' compensation claims due to fewer and less severe claims. Rent and purchased transportation increased to 33.4% of revenue in 1995 from 25.8% in 1994, reflecting the Company's increased reliance upon independent contractors.

     Operations and maintenance decreased to 11.0% of revenue in 1995 from 15.8% in 1994, as a result of lower repair and maintenance costs and greater fuel efficiency attributable to the replacement of older equipment with new tractors and 53-foot aluminum plate trailers. The decrease is also attributable to efficiencies attained from the consolidation of maintenance facilities. These costs also improved due to decreased service to selected customers that did not meet the Company's operating strategy, which reduced the use of toll highways. Such expenses are also affected by the increase in percentage of Company's fleet being operated by independent contractors, who pay their own maintenance, repair and fuel costs.

     Taxes and licenses decreased to 2.7% of revenue in 1995 from 3.3% in 1994, as a result of a reduction in the number of miles operated in those states with a higher tax cost structure.

     Insurance and claims decreased to 4.2% of revenue in 1995 from 5.3% in 1994, as a result of management's decision to increase driver compensation to attract more experienced drivers. This decision resulted in fewer and less severe claims. In addition, managements decision in 1994 to cease using student drivers who typically experience a higher accident frequency, was effective for the entire year in 1995.

     Communications and utilities increased slightly to 1.3% of revenue in 1995 from 1.2% in 1994, as a result of the Company positioning for an expanding fleet and the cost of maintaining communications with its current fleet. The Company completed the process of equipping its Company owned fleet with satellite-based tracking and communications systems in 1995.

     Depreciation decreased to 7.9% of revenue in 1995 from 8.9% in 1994, as a result of the decreasing percentage of Company tractors in the fleet in favor of tractors owned by independent contractors.

     Other operating expenses decreased to 2.0% of revenue in 1995 from 2.4% in 1994, due to efficiencies gained from the consolidation of operations and decreased service to selected customers that required the use of palleted freight.

     Primarily as a result of the foregoing, the Company's operating ratio improved to 83.7% in 1995 from 89.4% in 1994 (87.8% excluding merger and integration costs).

     Interest income (net) was $1.5 million in 1995 compared with interest expense (net) of $1.9 million in 1994. At December 31, 1995, the Company had repaid all long-term debt with the exception of approximately $700,000 in capitalized leases which expire in 1996 and carry prepayment penalties. Such long-term debt was offset by $50.7 million in cash, cash equivalents, and municipal bonds at December 31, 1995.

     The Company's effective tax rate decreased to 37% in 1995 from 54% in 1994. This decrease was primarily attributable to the merger with Munson Transportation in 1994. In 1994 the Company recorded a $2.9 million deferred tax charge (because Munson was an "S" corporation and did not have to record deferred taxes), losses attributable to Munson Transportation prior to the merger on March 21, 1994, and $2.0 million in merger costs that were not deductible.

     As a result of the foregoing, net income improved to 10.7% of revenue in 1995 from 4.5% in 1994.


Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

     Operating revenue decreased 5.2% to $224.2 million in 1994 from $236.0 million in 1993, as a result of management's decision to close the Company's unprofitable temperature-controlled, flatbed, and brokerage operations and selectively curtail service for customers that did not meet the Company's operating strategy. This decrease was offset by a 16.7% increase in revenue per tractor per week.

     Salaries, wages, and benefits decreased to 25.2% of revenue in 1994 from 26.9% in 1993, as a result of (I) a substantial reduction in the number of maintenance personnel throughout 1994 as the company upgraded its tractor and trailer fleet with new equipment; and (ii) a reduction in the percentage of employee drivers operating the Company's tractor fleet and a corresponding increase in the percentage of the fleet being provided and operated by independent contractors. The decrease was partially offset by a 11% increase in the rate per mile paid to company drivers, which was intended to attract and retain experienced drivers. During 1994, employee drivers accounted for 62% and independent contractors 38% of the total fleet miles, compared with 70% and 30% in 1993. Rent and purchased transportation increased to 25.8% of revenue in 1994 from 21.8% in 1993 reflecting the Company's increased reliance upon independent contractors.

     Operations and maintenance decreased to 15.8% of revenue in 1994 from 19.2% in 1993, as a result of lower repair and maintenance costs and greater fuel efficiency attributable to the replacement of the majority of its older equipment with new tractors and 53' aluminum plate trailers. Such expenses also were affected by the increase in percentage of the Company's fleet being operated by independent contractors, who pay their own maintenance, repair, and fuel costs.

     Taxes and licenses remained constant at 3.3% of revenue in each period.

     Insurance and claims increased to 5.3% of revenue in 1994 from 4.7% in 1993, as a result of increased accident frequency and upward revision to certain claim estimates. Management has addressed the claim level by increasing driver compensation with the intent of attracting more experience drivers and by eliminating the Company's reliance upon student drivers.

     Communications and utilities decreased slightly to 1.2% of revenue in 1994 from 1.3% in 1993, as a result of temporarily downsizing the portion of its fleet which uses satellite communications units, while disposing of the older tractors operated by Munson Transportation.

     Depreciation decreased to 8.9% of revenue in 1994 from 9.7% in 1993, as a result of decreasing the percentage of company tractors in the fleet in favor of tractors owned by independent contractors.

     Other operating expenses decreased to 2.4% of revenue in 1994 from 3.5% in 1993, primarily as a result of eliminating service to customers requiring pallets.

     Merger consummation and integration costs of $3.5 million associated with the merger of Munson Transportation and the cost of closing duplicate facilities accounted for 1.6% of revenue in 1994. These expenses consisted primarily of changes in reserve estimates for liability and workers' compensation claims, conforming accounting policies, accounting and legal expenses, severance pay, and writing down the value of the Monmouth, Illinois terminal.

     Primarily as a result of the foregoing, the Company's operating ratio improved to 89.4% during 1994 (87.8% excluding merger and integration costs) from 90.2% in 1993.

     Interest expense (net) decreased to .9% of revenue ($1.9 million) in 1994 from 2.0% ($4.7 million) in 1993, as a result of the Company's repaying approximately $56.0 million of debt and capital lease obligations associated with its revenue equipment. The Company's long term debt was $1.2 million at December 31, 1994, compared with $56.9 million at December 31, 1993.

     The Company's effective income tax rate increased to 54% in 1994 from 44% in 1993. This increase was almost entirely related to the merger with Munson Transportation. The Company recorded a $2.9 million one-time charge during the first quarter of 1994 to recognize a deferred income tax obligation representing temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. The Company was required to record the charge following the merger of Munson Transportation, which had previously been a "S" corporation, and as such had not recorded such obligations. Other items which increased the 1994 effective tax rate included nondeductible losses of Munson Transportation prior to the merger on March 21, 1994 and certain nondeductible merger-related expenses.

     As a result of the foregoing, net income decreased to 4.5% of revenue in 1994 from 4.6% in 1993.


Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. On a consolidated basis, net cash provided by operations was $38.1 million in 1995, $42.6 million in 1994, and $38.1 million in 1993. The Company also obtains tractors by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses.

     Since the March 21, 1994 merger with Munson Transportation, the Company has significantly improved its financial position by reducing long-term debt to approximately $700,000 at December 31, 1995 from $56.9 million at December 31, 1993. Working capital (deficit) improved to $40.8 million at December 31, 1995 from ($11.1 million) at December 31, 1993.

     Net cash used in investment and financing activities were $2.1 million in 1995, $42.0 million in 1994, and $35.7 million in 1993. During 1995 and 1994, the Company primarily financed its revenue equipment additions by trading excess equipment that resulted from the merger with Munson Transportation. The Company has placed orders for approximately $12.7 million in revenue equipment (net of trades) during 1996. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations.

Pending Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard no. 121, "Accounting for the Impairment of Long-Lived Assets" in 1995. This new pronouncement is required to be adopted in 1996 and outlines criteria for evaluating long-lived assets when certain conditions occur that may indicate an impairment problem. Management does not anticipate the adoption of this new standard will significantly effect the Company.

Inflation

     Inflation can be expected to have an impact on the Company's operating costs. The effect of inflation has been minimal since 1988. However, a prolonged period of inflation would adversely affect the Company's results of operations unless freight rates could be increased proportionately.


Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, paper products, electrical equipment, and packaged foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, operating costs and earnings have historically been affected adversely during the fourth quarter by inclement weather conditions that reduce efficiencies. These cost increases include the effect of higher fuel prices that are generally experienced during the fourth quarter and repairs typically scheduled during idle time experienced during the holiday seasons, thus increasing maintenance costs during this period.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of income, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 15 to 27 of this report. Such information is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On April 12 and 22, 1994, the registrant filed Forms 8-K to report the resignation of McGladrey & Pullen LLP and engagement of Arthur Andersen LLP as its independent auditors. As stated in such Forms 8-K, the change of auditors did not involve any disagreement on accounting issues or financial disclosure.



                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information respecting executive officers, directors, and nominees of the Company is set forth under the caption "Information Concerning Executive Officers, Directors, and Nominees" in the registrant's proxy statement relating to its 1996 Annual Meeting of Stockholders, incorporated by reference into this form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this form 10-K report, the Proxy Statement is not being filed as a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION
     Information respecting executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement and incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the Proxy Statement are not incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information respecting security ownership of certain beneficial owners and management is included under the caption "Principal Stockholders and Stock Holdings of Management" in the Proxy Statement, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information respecting certain relationships and transactions of management set forth under the captions "Board of Directors Interlocks and Insider Participation" on page 4 and "Certain Transactions and Relationships" on page 7 of the Proxy Statement is incorporated herein by reference.


                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements and Schedules

        The Company's audited financial statements are set forth on the following pages of this report:

                                                                       Page
Reports of Independent Public Accountants..............................15-16
Consolidated Balance Sheet...............................................17
Consolidated Statements of Income........................................18
Consolidated Statements of Stockholders' Equity..........................19
Consolidated Statements of Cash Flow.....................................20
Notes to Consolidated Financial Statements.............................21-26
(a) 2.   Financial Statement Schedule

                                                                       Page
Valuation and Qualifying Accounts and Reserves...........................27
(a) 3.    Exhibits required by Item 601 of Regulation S-K are listed below.

(b)      Reports on Form 8-K

         The Company did not file a Form 8-K during the last quarter of 1995.

(c)       Exhibits

Exhibit No.              Document            Page of Method of Filing
 2  Amended and Restated Merger Agreement  Incorporated by reference to the
    and Plan of Reorganization             Company's Form 8-K filed April 2,
                                           1994.
 3.1  Articles of Incorporation            Incorporated by reference to the
                                           Company's registration statement
                                           on Form S-1, Registration No.
                                           33-8165, effective November 5,
                                           1986.
3.2  Bylaws                                Incorporated by reference to the
                                           Company's registration statement
                                           on Form S-1, Registration No.
                                           33-8165, effective November 5,
                                           1986.
4.1  Articles of Incorporation             Incorporated by reference to the
                                           Company's registration statement
                                           on Form S-1, Registration No.
                                           33-8165, effective November 5,
                                           1986.
4.2  Bylaws                                Incorporated by reference to the
                                           Company's registration statement
                                           on Form S-1, Registration No.
                                           33-8165, effective November 5,
                                           1986.
10.1 Business Property Lease between
     Russell A. Gerdin as Lessor and
     the Company as Lessee, regarding
     the Company's headquarters at 2777
     Heartland Drive, Coralville, Iowa
     52241                                 Page 28-30, filed herewith.

10.2 Form of Independent Contractor        Incorporated by reference to the
     Operating Agreement between the       Company's Form 10-K for the year
     Company and its independent           Ended December 31, 1993.
     contractor providers of tractors
10.3 Description of Key Management         Incorporated by reference to the
     Deferred Incentive Compensation       Company's Form 10-K for the year
     Arrangement                           Ended December 31, 1993
10.4 Employment Agreement of               Incorporated by reference to the
     Courtney J. Munson                    Company's Form 10-K for the year
                                           ended December 31, 1994.
21   Subsidiaries of the Registrant        Incorporated by reference to the
                                           Company's Form 10-K for the year
                                           ended December 31, 1994.

                       SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HEARTLAND EXPRESS, INC.


Date:    March 14, 1996          By:       /S/ Russell A. Gerdin
                                               Russell A. Gerdin
                                            President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                         Date
/s/ Russell A. Gerdin    Chairman, President and
Russell A. Gerdin        Chief Executive Officer(Principal
                         Executive Officer), Secretary       March 14, 1996
/s/ John P. Cosaert      Vice President of Finance
John P. Cosaert          (Principal Financial Officer and
                         Principal Accounting Officer) and
                         Treasurer                           March 14, 1996
/s/ Earl H. Scudder, Jr. Director                            March 14, 1996
Earl H. Scudder, Jr.

/s/ Richard O. Jacobson  Director                            March 14, 1996
Richard O. Jacobson

/s/ Michael J. Gerdin    Director                            March 14, 1996
Michael J. Gerdin

/s/ Benjamin J. Allen    Director                            March 14, 1996
Benjamin J. Allen

<AUDITOR>

                  REPORT OF INDEPENDENT
                   PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.
Coralville, Iowa


     We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The amounts on the schedule for 1995 and 1994 have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Kansas City, Missouri
February 2, 1996

                  REPORT OF INDEPENDENT
                   PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.
Coralville, Iowa


     We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heartland Express, Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The amounts on this schedule for 1993 have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


MCGLADREY & PULLEN, LLP


Iowa City, Iowa
January 27, 1994
</AUDITOR>

                 HEARTLAND EXPRESS, INC.
                    AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS
               December 31, 1995 and 1994

                         ASSETS                       1995           1994

CURRENT ASSETS
     Cash and cash equivalents                    $46,162,143     $9,964,894
     Trade receivables, less allowance
      of $402,812 in each year                     18,035,002     17,443,434
     Prepaid tires                                  2,322,826      2,278,573
     Municipal bonds (Note 1)                       4,519,461      2,856,558
     Deferred income taxes (Note 4)                11,377,000     10,933,000
     Other current assets                             481,761        658,864
                                                -------------- --------------
                      Total current assets        $82,898,193    $44,135,323
                                                -------------- --------------

PROPERTY AND EQUIPMENT
     Land and land improvements                    $2,463,010     $2,463,010
     Buildings                                      7,299,415      7,098,843
     Furniture and fixtures                         1,656,094      3,319,817
     Shop and service equipment                     1,092,107      1,741,363
     Revenue equipment                             97,642,433    119,040,938
                                                -------------- --------------
                                                 $110,153,059   $133,663,971
     Less accumulated depreciation
      and amortization                             36,459,541     42,848,820
                                                -------------- --------------
     Property and equipment, net                  $73,693,518    $90,815,151
                                                -------------- --------------

OTHER ASSETS                                       $1,554,660     $1,442,124
                                                -------------- --------------

                                                 $158,146,371   $136,392,598
                                                ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt            $705,437       $450,531
     Accounts payable and accrued liabilities       7,388,330      6,589,124
     Compensation and benefits                      3,349,995      3,668,149
     Income taxes payable                           1,678,814      2,865,902
     Insurance accruals (Note 6)                   26,684,440     25,663,103
     Other accruals                                 2,310,679      2,356,150
                                                -------------- --------------
        Total current liabilities                 $42,117,695    $41,592,959
LONG-TERM DEBT (Note 9)                                     -        705,437
DEFERRED INCOME TAXES (Note 4)                     17,393,000     16,044,000
                                                -------------- --------------
                                                  $59,510,695    $58,342,396
                                                -------------- --------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
     Capital Stock (Note 7):
     Preferred, $.10 par value;
     authorized 5,000,000 shares; none issued              $-             $-
     Common,  $.10 par value;
     authorized 35,000,000 shares; issued and
     outstanding 20,000,000 and 13,016,600 shares,
     respectively                                   2,000,000      1,301,660
     Additional paid-in capital                     5,609,124      5,606,510
     Retained earnings                             91,026,552     71,142,032
                                                -------------- --------------
                                                  $98,635,676    $78,050,202
                                                -------------- --------------

                                                 $158,146,371   $136,392,598
                                                ============== ==============

The accompanying notes are an integral part of these financial statements.

                 HEARTLAND EXPRESS, INC.
                    AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME
       Years Ended December 31, 1995, 1994 and 1993

                                      1995          1994           1993
                                                                 (Note 2)
Operating revenue                 $191,506,741   $224,248,262   $236,017,207
                                 -------------- -------------- --------------
Operating expenses:
  Salaries, wages, and benefits     40,714,787     56,440,576     63,550,723
  Rent and purchased
   transportation                   64,043,296     57,798,842     51,478,405
  Operations and maintenance        21,035,067     35,557,349     45,369,795
  Taxes and licenses                 5,246,427      7,346,520      7,789,664
  Insurance and claims               7,966,760     11,872,541     10,969,014
  Communications and utilities       2,562,142      2,618,541      3,076,677
  Depreciation                      15,065,539     20,060,652     22,817,924
  Other operating expenses           3,745,381      5,468,369      8,301,640
  (Gain) on sale of fixed assets       (27,134)      (149,900)      (359,858)
  Merger consummation and
  integration costs (Note 2)                 -      3,493,774              -
                                 -------------- -------------- --------------
                                  $160,352,265   $200,507,264   $212,993,984

     Operating income              $31,154,476    $23,740,998    $23,023,223
Interest income                      1,609,572        255,143        600,813
Interest expense                       (85,173)    (2,185,491)    (5,348,175)
                                 -------------- -------------- --------------
  Income before income taxes
  and cumulative effect of change
  in accounting for income taxes   $32,678,875    $21,810,650    $18,275,861
Federal and state income taxes      12,093,401      8,808,442      8,028,056
Deferred income tax charge for
 change in tax status (Note 4)               -      2,925,600              -
                                 -------------- -------------- --------------
Income tax expense                 $12,093,401    $11,734,042     $8,028,056
                                 -------------- -------------- --------------
  Income before cumulative effect
  of change in accounting for
  income taxes                     $20,585,474    $10,076,608    $10,247,805
Cumulative effect of changes in
method of accounting for income
taxes (Note 4)                               -              -        700,000
                                 -------------- -------------- --------------
  Net income                       $20,585,474    $10,076,608    $10,947,805
Earnings per common share(Note 1)
  Income before cumulative effect
  of accounting change                   $1.03          $0.50          $0.51
  Cumulative effect of
  accounting change                          -              -           0.04
                                 -------------- -------------- --------------
  Net income                             $1.03          $0.50          $0.55
                                 ============== ============== ==============
Unaudited pro forma information (1994 and 1993 only):
Pro forma income tax adjustment to reduce expense as if
  the combined company was a "C" corporation for the
  entire period (Note 4)                          $(3,304,126)   $(1,083,056)
Pro forma income tax expense                        8,429,916      6,945,000
                                                -------------- --------------
Pro forma net income                              $13,380,734    $12,030,861
                                                ============== ==============
Pro forma net income per common
 share                                                  $0.67          $0.60
                                                ============== ==============
Weighted average shares
 outstanding                        20,023,962     20,026,140     20,026,140
                                 ============== ============== ==============

The accompanying notes are an integral part of these financial statements.

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended December 31, 1995, 1994, and 1993

                         Capital      Additional
                          Stock,       Paid-in      Retained
                         Common        Capital      Earnings       Total
Balance, December 31,
1992 (Note 2)          $1,041,328    $5,606,510   $50,377,951   $57,025,789
Net income                      -             -    10,947,805    10,947,805
5 for 4 stock split       260,332             -      (260,332)            -
                      ------------  ------------ ------------- -------------
Balance, December 31,
1993 (Note 2)           1,301,660     5,606,510    61,065,424    67,973,594
Net income                      -             -    10,076,608    10,076,608
                      ------------  ------------ ------------- -------------
Balance, December 31,
1994 (Note 2)           1,301,660     5,606,510    71,142,032    78,050,202
1.54 for 1.00 stock
split (Note 7)            700,954             -      (700,954)            -
Shares retired             (2,614)        2,614             -             -
Net income                      -             -    20,585,474    20,585,474
Balance, December 31, ------------  ------------ ------------- -------------
1995                   $2,000,000    $5,609,124   $91,026,552   $98,635,676
                      ============  ============ ============= =============





The accompanying notes are an integral part of these financial statements.

                           HEARTLAND EXPRESS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1995, 1994 and 1993

                                      1995           1994            1993
OPERATING ACTIVITIES                                               (Note 2)
Net Income                         $20,585,474    $10,076,608    $10,947,805
Adjustments to reconcile to
 net cash provided by operating
 activities:
 Depreciation and amortization      15,902,128     20,070,652     22,877,924
 Deferred income taxes                 905,000       (239,647)       229,647
 Gain on sale of fixed assets          (27,134)      (149,900)      (359,858)
 Changes in certain working
  capital items:
  Trade receivables                   (591,568)     2,160,961     (1,570,961)
  Other current assets                 316,568      1,426,903        (65,260)
  Prepaid and other                  2,339,937        922,776        397,404
  Accounts payable and
  accrued expenses                    (135,813)     6,514,997      6,192,242
  Accrued income taxes              (1,187,088)     1,819,598       (556,000)
Net cash provided by operating   -------------- -------------- --------------
activities                         $38,107,504    $42,602,948    $38,092,943
                                 -------------- -------------- --------------
INVESTING ACTIVITIES
Proceeds from sale of property
 and equipment                         $47,085     $1,855,436     $5,468,752
Purchase of property and
 equipment                            (382,181)    (3,689,806)   (27,985,558)
Purchase of municipal bonds         (1,662,903)       (22,633)   (14,146,196)
Municipal bond maturities                    -     15,638,571      5,687,895
Other                                  538,275        311,330        386,479
                                 -------------- -------------- --------------
Net cash provided by (used in)
 investment activities             $(1,459,724)   $14,092,898   $(30,588,628)
                                 -------------- -------------- --------------
FINANCING ACTIVITIES
Net (repayments) borrowing on
 revolving credit agreements                $-      $(718,430)      $718,430
Proceeds from related party
 borrowing                                   -      9,772,141              -
Repayment of related party
 borrowing                                   -     (9,772,141)             -
Proceeds from long-term notes
 payable                                     -        588,664     17,759,210
Principal payments on
 long-term notes                      (450,531)   (55,992,837)   (23,626,361)
                                 -------------- -------------- --------------
Net cash (used in) financing
 activities                          $(450,531)  $(56,122,603)   $(5,148,721)
Net increase in cash and         -------------- -------------- --------------
 cash equivalents                  $36,197,249       $573,243     $2,355,594
CASH AND CASH EQUIVALENTS
Beginning of year                   $9,964,894     $9,391,651     $7,036,057
                                 -------------- -------------- --------------
End of year                        $46,162,143     $9,964,894     $9,391,651
                                 ============== ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                              $85,174     $2,164,519     $5,417,699
 Income taxes                      $12,372,064    $10,196,059     $7,629,105
Noncash investing activities:
 Book value of revenue equipment
  traded                           $23,572,701    $17,550,774     $6,713,685
 Revenue equipment capital lease            $-             $-     $5,475,682

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Business And Significant Accounting Policies

Nature of Business:

     Heartland Express, Inc., (the "Company") is a short-to-medium-haul, irregular route, truckload carrier of general commodities. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West.

Significant Accounting Policies:

  Principles of Consolidation:

     The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents:

     Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

  Municipal Bonds and Bond Funds:

     Municipal bonds are stated at amortized cost which approximates market primarily because the bonds mature in one year or less. Historically, the Company has held these investments to maturity.

  Revenue and Expense Recognition:

     Operating revenues are recognized on the date the freight is delivered and expenses are recognized as incurred.

  Property and Equipment:

     Property and equipment are stated at cost. At the time of trade-in, the cost of new equipment is recorded at an amount equal to the net book value of the traded equipment plus cash paid. Depreciation is computed by straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. Trailers are depreciated to a 30% salvage value. Lives of the assets are as follows:

                                                    Years
            Land improvements and buildings          5-30
            Furniture and fixtures                    3-7
            Shop and service equipment                3-7
            Revenue equipment                         5-7


  Tires and Tubes:

     The cost of tires and tubes on new vehicles is carried as a prepayment and amortized over the estimated tire life.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

  Earnings Per Common Share:

     Earnings per share is determined using the weighted average shares outstanding for each period presented. Earnings per share were restated for the stock splits and due to the merger with Munson Transportation (Note 2).

  Reclassifications:

     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

  Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.   Heartland/Munson Merger

     Effective March 21, 1994, Heartland consummated a merger with Munson Transportation, Inc., and two affiliated companies (collectively referred to as "Munson"). Prior to the merger, Munson had been a truckload carrier offering service primarily in the Midwest and Northeast states. Pursuant to the Amended and Restated Merger Agreement and Plan of Reorganization dated February 18, 1994, Heartland issued 490,671 shares of its common stock in exchange for all of the stock of Munson. The transaction costs associated with the merger (consisting primarily of legal and accounting fees) and the expenses of integrating the operations of the two companies (consisting primarily of changes in reserve estimates for liability and workers' compensation claims and other combination costs) resulted in nonrecurring charge of $1,978,600 which was recorded in the first quarter of 1994. During the fourth quarter of 1994, management decided to consolidate certain duplicate activities. As a result of this decision, the headquarters facility used by Munson in Monmouth, Illinois was closed. The transaction costs associated with the elimination of this duplicate facility (consisting primarily of a write down of the facility and severance pay for the terminated employees) resulted in a nonrecurring charge of $1,515,774 which was recorded in the fourth quarter of 1994.

     The merger has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of the merged entities. In addition, the accompanying consolidated financial statements reflect certain adjustments to conform the accounting policies of the combined companies. The largest adjustment related to conforming depreciation methods. Munson had used straight-line method to depreciate tractors and changed to an accelerated method which has historically been used by Heartland.


Note 3.   Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company has not experienced significant collection problems with respect to trade receivables.

                            HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


     Operating revenue from the following major customers approximated:

CUSTOMER                    1995          1994          1993
   1                    $28,000,000   $34,000,000   $30,000,000
   2                             --    23,000,000    24,000,000
   3                     21,000,000            --            --

     Revenue from customer 2 did not exceed 10% of total gross revenues in 1995 and revenues from customer 3 did not exceed 10% of total gross revenues in either 1994 or 1993.

     The Company's five largest customers accounted for 48%, 43%, and 37% of revenues for the years ended December 31, 1995, 1994, and 1993, respectively.


Note 4.   Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse. Prior to 1993, deferred taxes were recorded using tax rates in effect in the year in which the deferrals were made.

     The cumulative effect of this change, totaling $700,000, has been reflected in the consolidated statement of income in 1993.

     Prior to the merger with Heartland, Munson had been an "S" corporation. "S" corporations do not typically record income tax liabilities since these generally represent personal obligations of the stockholders. The change in Munson's tax status, which resulted from the merger, required a deferred income tax obligation of $2,925,600 to be recorded in the first quarter of 1994.

      The pro forma income tax expense (unaudited) presented on the accompanying consolidated statements of income reflects the estimated amount of income tax that would have been recorded if Heartland and Munson has been combined for each of the years presented.

     Deferred tax assets and liabilities, as determined under FASB Statement No. 109, as of December 31 are as follows:

                                                        1995         1994
Deferred tax liabilities, related to property and
equipment                                           $17,393,000  $16,044,000
                                                   ============ ============
Deferred income tax assets:
  Allowance for doubtful accounts                      $153,000     $161,000
  Accrued expense                                     1,344,000    1,075,000
  Insurance accruals                                  9,835,000    9,598,000
  Other                                                  45,000       99,000
                                                   ------------ ------------
  Gross deferred income tax assets                  $11,377,000  $10,933,000
                                                   ============ ============

  The income tax provision is as follows:

                                           1995         1994         1993
Current income taxes:
Federal                               $10,792,272   $10,486,640   $6,746,307
State                                     396,129     1,487,049      354,749
                                    -------------- ------------- ------------
                                      $11,188,401   $11,973,689   $7,101,056
                                    -------------- ------------- ------------
Deferred income taxes:
Federal                                  $873,000     $(215,647)    $850,000
State                                      32,000       (24,000)      77,000
                                    -------------- ------------- ------------
                                         $905,000     $(239,647)    $927,000
                                    -------------- ------------- ------------
Total                                 $12,093,401   $11,734,042   $8,028,056
                                    ============== ============= ============

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                           1995         1994         1993
Federal tax at statutory rate (35%)   $11,437,606    $7,633,728   $6,396,551
Non-deductible losses                           -       527,820    1,307,242
Change in tax status, Munson                    -     2,925,600            -
Non-deductible merger expenses                  -       432,600            -
State taxes, net of federal benefit       340,000       397,500      277,420
Non-taxable interest income              (441,000)      (88,000)    (178,786)
Change in tax rates                             -             -      116,000
Other                                     756,795       (95,206)     109,629
                                    -------------- ------------- ------------
                                      $12,093,401   $11,734,042   $8,028,056
                                    ============== ============= ============

Note 5.   Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $23,500 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2000 and contains a five year renewal option.

     The total minimum rental commitment under the building lease is as follows:

                 Year ending December 31:
                          1996               $282,000
                          1997                282,000
                          1998                282,000
                          1999                282,000
                          2000                117,500
                                         -------------
                                           $1,245,500
                                         =============

                              HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                         NOTES TO THE FINANCIAL STATEMENTS

     Rent expense to the Company's president totaled $239,500, $180,000, and $122,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Rentals paid were increased in September, 1993 and June, 1995 as a result of additional buildings being added to the lease agreement. The Company also maintains cash accounts with a bank owned by the Company's president.

     Notes receivable from related parties approximated $340,000 at December 31, 1995 and 1994. The interest rate for this note is 7%. This note was entirely repaid in January, 1996.

Note 6.   Accident and Workers' Compensation Claims

     Accident and workers' compensation claims include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Accrued claims are determined based on estimates of the ultimate cost of settling reported and unreported claims, including expected settlement expenses. Since the reported liability is an estimate, the ultimate liability may be more or less than reported.

     Under an agreement with its insurance underwriter, the Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by the underwriter.

     Under an agreement with its insurance underwriter, the Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $350,000 per claim. Liability in excess of this amount is assumed by the underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit for approximately $7.6 million in connection with its liability and workers' compensation insurance arrangements.

     Various claims and legal actions are pending against the Company. In management's opinion, the resolution of these matters will not materially impact the Company's financial condition or results of operations.


Note 7. Stockholders' Equity

     On October 26, 1995, the Company's Board of Directors approved a 1.54 for 1.0 split of the Company's common stock effected in the form of a 54% stock dividend for stockholders of record as of November 20, 1995. A total of 7,009,540 common shares were issued. The stated par value of each share was not changed from $.10. All share and per share amounts have been restated to retroactively reflect the stock split.

Note 8.   Profit Sharing Plan and Retirement Plan

     The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Contributions totaled $434,000, $512,000 and $589,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The Munson Transportation defined contribution retirement plan was terminated in December 1994.

                               HEARTLAND EXPRESS, INC.
                                  AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS

Note 9.   Long-Term Debt

     Long-term debt and capital lease obligations at December 31, 1995 and 1994 include the following:

                                                          December 31,
                                                        1995       1994
Capital lease obligations on revenue equipment,
 discounted at rates of 7.9% to 13.2%, due in
 monthly installments through 1996                   $705,437   $1,155,968
Less current maturities                               705,437      450,531
                                                  ------------ ------------
Long-term portion                                          $-     $705,437
                                                  ============ ============
     The face value of the long-term debt is not materially different than the fair market value of the debt at December 31, 1995 and 1994. Revenue equipment has been pledged as collateral for the revenue equipment obligations. The Company is subject to certain restrictive covenants related to its capital lease agreements. At December 31, 1995 the Company was not in violation of any covenants.


Note 10. Quarterly Financial Information (Unaudited)


                                   First     Second      Third     Fourth
                                   (In Thousands, Except Per Share Data)
Year ended December 31, 1995
   Operating revenue              $47,583    $46,974    $47,528    $49,422
   Operating income                 7,026      7,940      8,531      7,657
   Net income                       4,587      5,226      5,646      5,126
   Earnings per common share         0.23       0.26       0.28       0.26

Year ended December 31, 1994
   Operating revenue              $61,381    $59,303    $53,879    $49,685
   Operating income(a)              3,903      7,191      7,362      5,285
   Net income (loss)               (1,695)     4,284      4,449      3,039
   Earnings (loss) per common
    share                           (0.08)      0.21       0.22       0.15

  Unaudited pro forma information
   Pro forma income tax expense    $1,260         $-         $-         $-
   Pro forma net income             1,609          -          -          -
   Pro forma earnings per common
   share                             0.08          -          -          -

(a) Merger consummation and integration costs of $1,978,,000 and $1,515,000 were charged to income in the first and fourth quarters of 1994, respectively.

                HEARTLAND EXPRESS, INC.
                   AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Column A           Column B      Column C      Column D   Column E
                                      Charge to
                        Balance At   Cost                         Balance
                        Beginning     And     Other               At End
    Description         of Period   Expense Accounts Deductions  Of Period
Allowance for doubtful
accounts, year ended
December 31, 1995        $402,812    $7,428        -     $7,428   $402,812
                       ========== ========== ======== ========== ==========
Allowance for doubtful
accounts, year ended
December 31, 1994        $573,629  $331,237        -   $502,054   $402,812
                       ========== ========== ======== ========== ==========
Allowance for doubtful
accounts, year ended
December 31, 1993        $520,000  $261,516        -   $207,887   $573,629
                       ========== ========== ======== ========== ==========

                             Exhibit 99
                   AMENDED AND RESTATED LEASE AGREEMENT


     THIS AGREEMENT, effective as of December 1, 1995, amends and restates the Lease Agreement by and between Russell A. Gerdin, a resident of Iowa ("Lessor") and Heartland Express, Inc. of Iowa, a Iowa corporation ("Lessee") dated June 1, 1995.

     THE PARTIES AGREE:

    1. Description. The Lessor hereby leases to the Lessee the following described real estate and improvements, all located in the city of Coralville, state of Iowa (the "Property"):

          (a)  Office building at 2777 Heartland Drive;
          (b)  Office building at 2757 Heartland Drive; and
          (c)  Storage building at 2757 Heartland Drive (north of Office
               Building).

    2. Term. The term of this Agreement shall be five (5) years from the 1st day of June 1995, to the 31st day of May 2000.

    3. Rent. The Lessee shall pay to the Lessor as rent, at such address as the Lessor may from time to time designate in writing, the sum of $1,410,000.00 in monthly installments of $23,500.00, each payable in advance on the first day of each month commencing on the first day of the term of this Agreement.

    4. Option to Renew Lease. The Lessee has the option to renew the lease at the end of the term for an additional five (5) years at the existing monthly rent plus a cost-of-living allowance.

    5. Use. The Lessee shall use the Property for general office space and storage. The Lessee will not, without the written consent of the Lessor, use the Property for any other purpose. The Lessee shall maintain the Property in compliance with all applicable federal, state, and local laws, rules, regulations, and ordinances (collectively, "Laws") including specifically Laws involving protection of the environment and worker safety. Lessee shall indemnify, defend, and hold Lessor harmless from and against any violation of Law as well as any liability arising from the use of or presence on the Property of employees, agents, invitees, or other persons connected with Lessee.

    6.    Lessee's Obligations.  The Lessee shall:

          (a) Maintain, at Lessee's expense, the Property in good condition and repair, including windows but excluding the other exterior of the Property;

          (b) Pay from time to time, as the utility payments shall become due, all utility payments including water, gas, electricity, sewer, trash removal and similar payments;

          (c) Pay all real estate taxes and special assessments levied against the Property;

          (d) Maintain, at Lessee's expense, general liability coverage and any liability coverage which Lessor may require as a result of the particular use of the Property; and

          (e) Maintain, at Lessee's expense, insurance with respect to the Property against loss by fire, lightning, and other perils covered by the standard all-risk endorsement, in an amount equal to at least 100% of the full replacement value thereof, with no deduction for depreciation, and shall maintain, at Lessee's expense, insurance against such other hazards and in such amounts as is customarily carried by operators of similar properties. Lessee shall name Lessor as an additional insured upon the policies.

    7. Lessee's Improvements. The Lessee shall not make any improvements or alterations to the Property without submitting plans and specifications for such improvements or alterations to the Lessor and securing the Lessor's written consent. The Lessee shall pay all costs of such improvements and alterations, shall provide evidence of such payment to the Lessor upon request, and shall hold the Lessor harmless from any costs, liens or damages. Any improvement constructed on the Property by the Lessee shall become the property of the Lessor upon the expiration of the term of this Agreement. Any trade fixtures installed by the Lessee may be removed by the Lessee upon the expiration of the term of this Agreement, but the Lessee shall repair any damage arising from the removal of such trade fixtures.

    8. Waste. The Lessee shall not commit or permit any waste of the Property, nor any public or private nuisance on the Property, nor any use of the Property which is contrary to any law, governmental regulation or insurance policy affecting or covering the Property or which may be dangerous to persons or property. The Lessor may enter and inspect the premises at any reasonable time.

    9. Assignment. The Lessee shall not assign this Agreement, nor allow any transfer of or lien upon the Lessee's interest in this Agreement by operation of law, nor sublet any portion of the Property, nor permit the use of any portion of the Property by anyone other than the Lessee and the employees, agents and business invitees of the Lessee, without securing the written consent of the Lessor.

   10. Condemnation. If all or a substantial portion of the Property shall be taken or condemned for any public use or purpose, so as to render the Property unsuitable for occupancy, this Agreement shall terminate on the date when possession shall be required for such use, or purpose, at the option of the Lessee, and the rent shall be prorated to the date of such termination. The award for such taking or condemnation shall be apportioned between the Lessor and the Lessee, and the Lessee shall be entitled to any portion of the award made for improvements constructed on the Property.

   11. Default. Each of the following acts and omissions shall constitute a default by the Lessee and a breach of this Agreement:

          (a) Voluntary or involuntary bankruptcy, assignment for benefit of creditors, reorganization or rearrangement under the Bankruptcy Code, receivership, dissolution or the commencement of any action or proceeding for the dissolution or liquidation of the Lessee whether instituted by or against the Lessee or any other similar action or proceeding.

          (b) The failure of the Lessee to pay the rent for a period of 15 days after the rent shall have become due.

          (c) The failure of the Lessee to perform any other agreement to be performed on the part of the Lessee for a period of 30 days after written notice of such failure.

   12. Remedies. Upon a default by the Lessee, the Lessor may reenter and recover possession of the Property with or without terminating this Agreement. If delivery of possession of the Property is refused by the Lessee, the Lessor shall be entitled to the appointment of a receiver for the Property by any court of competent jurisdiction, as a matter of right, without regard to the solvency or insolvency of the Lessee, to collect the rents and profits from the Property and apply such rents and profits according to the orders of the court.

   13. Termination. Upon the termination of this Agreement, the Lessee shall deliver possession of the Property to the Lessor.

   14. Miscellaneous. No waiver by the Lessor of a default by the Lessee shall be implied, and no express waiver shall be extended beyond the default and period specified. No term or condition of this Agreement shall be construed to have been waived by the Lessor, unless the Lessee shall have secured such waiver from Lessor in writing. The invalidity or unenforceability of any term or condition of this Agreement shall not prejudice the enforceability of any other term or condition.

   15. Modification. This Agreement shall not be amended or modified, except by a written instrument executed by both the Lessor and the Lessee.

   16. Headings. The paragraph headings of this Lease Agreement are solely for the convenience of reference and shall not in any way modify the terms and conditions thereof.

   17. Binding Effect. This Agreement shall be binding upon the successors in interest of the parties.

LESSOR:                            LESSEE:
                                   Heartland Express, Inc. of Iowa

/s/ Russell A. Gerdin
Russell A. Gerdin                       By:  /s/ Russell A. Gerdin
                                        Russell A. Gerdin, President