Form 10-Q
period 1996-03-31
HEARTLAND EXPRESS INC
filed 1996-05-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1996  Commission File No.  0-15087



                         HEARTLAND EXPRESS, INC.
          (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                   93-0926999
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification Number)



2777 Heartland Drive, Coralville, Iowa              52241
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

               Yes  X        No

At March 31, 1996, there were 20,000,000 shares of the Company's $.10 par value common stock outstanding.

                                  PART I

                          FINANCIAL INFORMATION
                                                                    Page
                                                                   Number

Item 1.             Financial statements

                     Consolidated balance sheets
                      March 31, 1996 (unaudited) and
                      December 31, 1995                             2-3
                     Consolidated statements of income
                      (unaudited) for the three month
                      periods ended March 31, 1996 and 1995          4
                     Consolidated statements of cash flows
                      (unaudited) for the three months ended
                      March 31, 1996 and 1995                        5
                     Notes to financial statements                   6

Item 2.             Management's discussion and analysis of
                      financial condition and results of
                      operations                                    7-8

                                  PART II

                             OTHER INFORMATION


Item 1.             Legal proceedings                                9

Item 2.             Changes in securities                            9

Item 3.             Defaults upon senior securities                  9

Item 4.             Submission of matters to a vote of               9
                    security holders

Item 5.             Other information                                9

Item 6.             Exhibits and reports on Form 8-K                 9

               HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS

                   ASSETS
                  --------
                                           MARCH 31,         DECEMBER 31,
                                             1996               1995
                                        ---------------   ---------------
                                         (Unaudited)         *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents               $  57,259,688     $  46,162,143
 Trade receivables, less allowance,,
 of $402,812 in each period                 17,896,786        18,035,002
 Prepaid tires                               2,303,794         2,322,826
 Municipal bonds                             7,744,869         4,519,461
 Deferred income taxes                      11,955,000        11,377,000
 Other current assets                        1,717,029           481,761
                                        ---------------   ---------------
    Total current assets                 $  98,877,166     $  82,898,193
                                        ---------------   ---------------
PROPERTY AND EQUIPMENT
 Land and land improvements              $   2,401,010     $   2,463,010
 Buildings                                   6,886,615         7,299,415
 Furniture and Fixtures                      1,669,739         1,656,094
 Shop and service equipment                  1,105,137         1,092,107
 Revenue equipment                          96,200,848        97,642,433
                                        ---------------   ---------------
                                         $ 108,263,349     $ 110,153,059
 Less accumulated depreciation
 & amortization                             35,610,891        36,459,541
                                        ---------------   ---------------
 Property and equipment, net             $  72,652,458     $  73,693,518
                                        ---------------   ---------------
OTHER ASSETS                             $   1,574,686     $   1,554,660
                                         $ 173,104,310     $ 158,146,371
                                        ===============   ===============



*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet.

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                           MARCH 31,         DECEMBER 31,
                                             1996               1995
                                        ---------------   ---------------
                                          (Unaudited)         *(Note 1)
CURRENT LIABILITIES,
 Current maturities of long-term debt    $     571,117     $     705,437
 Accounts payable & accrued liabilities     11,990,810         7,388,330
 Compensation & benefits                     3,376,793         3,349,995
 Income taxes payable                        5,648,465         1,678,814
 Insurance accruals                         27,576,903        26,684,440
 Other                                       2,302,893         2,310,679
                                        ---------------   ---------------
    Total current liabilities            $  51,466,981     $  42,117,695

DEFERRED INCOME TAXES                       17,271,000        17,393,000
                                        ---------------   ---------------
                                         $  68,737,981     $  59,510,695
                                        ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, $.10 par value; authorized
    5,000,000 share; none issued         $          --     $          --
 Common, $.10 par value; authorized
    35,000,000 shares; issued and
    outstanding 20,000,000 shares            2,000,000         2,000,000
 Additional paid in capital                  5,609,124         5,609,124
 Retained earnings                          96,757,205        91,026,552
                                        ---------------   ---------------
                                         $ 104,366,329     $  98,635,676
                                        ---------------   ---------------
                                         $ 173,104,310     $ 158,146,371
                                        ===============   ===============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet.

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED)

                                               Three months ended
                                                    March 31,
                                             1996               1995
                                        ---------------   ---------------
OPERATING REVENUE                        $  54,363,092     $  47,583,123
                                        ---------------   ---------------
OPERATING EXPENSES:
 Salaries, wages, benefits               $  10,306,288     $  11,747,603
 Rent and purchased transportation          21,725,286        13,570,080
 Operations and maintenance                  5,426,063         5,865,404
 Taxes and licenses                          1,311,771         1,306,806
 Insurance and claims                        2,354,234         2,286,797
 Communications and utilities                  516,541           758,625
 Depreciation                                3,463,551         4,067,512
 Other operating expenses                      968,640           974,525
 (Gain) on sale of fixed assets               (189,041)          (19,831)
                                        ---------------   ---------------
                                         $  45,883,333     $  40,557,521
                                        ---------------   ---------------
    Operating income                     $   8,479,759     $   7,025,602
Interest income                                631,671           281,637
Interest expense                               (15,158)          (25,181)
                                        ---------------   ---------------
Income before income taxes               $   9,096,272     $   7,282,058
Federal and state income taxes(Note 2)       3,365,619         2,694,400
                                        ---------------   ---------------
Net income                               $   5,730,653     $   4,587,658
                                        ===============   ===============
Earnings per common share:
 Net income                              $        0.29     $        0.23
                                        ===============   ===============
Weighted average shares outstanding         20,000,000        20,026,140
                                        ===============   ===============

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOW
                   (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                   1996           1995
                                              -------------- --------------
OPERATING ACTIVITIES
 Net income                                    $  5,730,653   $  4,587,658
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                   3,559,752      4,179,287
  Deferred income taxes                            (700,000)     1,177,000
  Gain on sale of fixed assets,                    (189,041)       (19,831)
  Changes in certain working capital items:
   Trade receivables                                138,216     (1,434,204)
   Other current assets                          (1,390,568)    (1,562,068)
   Prepaid expenses                                 652,037      1,103,660
   Accounts payable and accrued expenses          2,315,915      1,867,266
   Accrued income taxes                           3,969,651        835,098
                                              -------------- --------------
  Net cash provided by operating activities    $ 14,086,615   $ 10,733,866
INVESTING ACTIVITIES
 Proceeds from sale of prop. and equipment          393,513         22,963
 Purchase of property and equipment                  (2,829)      (103,410)
 Purchase of municipal bonds                     (3,225,408)       (66,329)
 Other                                              (20,026)        27,464
                                              -------------- --------------
 Net cash (used in) investment activities,     $ (2,854,750)  $   (119,312)
                                              -------------- --------------
FINANCING ACTIVITIES
 Principal payments on long-term notes         $   (134,320)  $   (106,794)
                                              -------------- --------------
  Net cash (used in) financing activities      $   (134,320)  $   (106,794)
                                              -------------- --------------

  Net increase in cash and cash equivalents    $ 11,097,545   $ 10,507,760

CASH AND CASH EQUIVALENTS
 Beginning of year                               46,162,143     10,218,484
                                              -------------- --------------
 End of quarter                                $ 57,259,688   $ 20,726,244
                                              ============== ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                    $     15,158   $     25,181
   Income taxes                                      95,967        660,820
 Noncash investing activities:
   Book value of revenue equipment traded      $  2,677,133   $  6,635,985


                     HEARTLAND EXPRESS, INC.
                        AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1995.


Note 2.  Income Taxes

Income taxes for the three month period ended March 31, 1996 are based on the Company's estimated effective tax rates. The rate for the quarters ended March 31, 1996 and 1995 was 37%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the first quarter of 1996 compared with the first quarter of 1995 and the changes in financial condition through the first quarter of 1996.

Results of Operations:

Operating revenue increased 14.2% to $54.4 million in the first quarter of 1996 from $47.6 million in the first quarter of 1995. The company was able to increase revenue through building on existing relationships with it current customer base and attracting new business based on its reputation.

Salaries, wages, and benefits decreased to 19.0% of revenue in the first quarter of 1996 from 24.7% in the first quarter of 1995. This decrease was attributable to (I) a reduction in the miles driven by company drivers and a corresponding increase in miles driven by independent contractors, and
(II) a reduction in health and workers' compensation claims due to fewer and less severe claims. During the first quarter of 1996, company drivers accounted for 42% and independent contractors 58% of the total fleet miles, compared with 58% and 42%, respectively, in the first quarter of 1995.

Rent and purchased transportation expenses increased to 40.0% of revenue during the first quarter of 1996 compared to 28.5% reported in the first quarter of 1995. This increase is attributable to an increase in miles driven by independent contractors as a result of independent contractors comprising a greater percentage of the Company's fleet.

Operations and maintenance expenses decreased to 10.0% of revenue in the first quarter of 1996 from 12.3% in the first quarter of 1995. The decrease is attributable to increased reliance upon independent contractors(who pay their own repair, maintenance, and fuel costs). The Company did, however, experience an increase in the cost of fuel as a result of the nationwide increase in fuel prices.

Insurance and claims expenses decreased to 4.3% of revenue during the first quarter of 1996 from 4.8% during the first quarter of 1995. This decrease was primarily due to fewer and less severe claims as a result of the Company's continued focus on safe operations and the practice of hiring only experienced drivers.

Communication and utilities decreased to 1.0% of revenue during the the first quarter of 1996 from 1.6% in the first quarter of 1995, primarily because the company has grown its fleet with independent contractors who are not equipped with satellite equipment.

Depreciation expense decreased to 6.4% of revenue during the first quarter of 1996 from 8.5% reported in the first quarter of 1995. This reduction is the result of a decreased reliance on company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of independent contractors.

Interest expense decreased to less than 0.1% of revenue during the first quarter of 1996 compared to 0.1% in the first quarter of 1995 as a result of the reduction of debt and capital lease obligations. The Company's long-term debt was approximately $571,000 at March 31, 1996 compared with approximately $1.0 million at March 31, 1995.

The Company's effective tax rate was 37.0% for the three month periods ended March 31, 1996 and 1995.

The Company's operating ratio (operating expenses as a percentage of operating revenue) improved to 84.4% for the first quarter of 1996 compared with 85.2% for the first quarter of 1995. Net income for the first quarter of 1996 was $5.7 million compared with $4.6 million for the first quarter of 1995.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $14.1 million during the first three months of 1996 and $10.7 million for the first three months of 1995. Working capital at March 31, 1996 was $47.4 million compared with $40.8 million at December 31, 1995. This increase is primarily due to a $14.3 million increase in cash, cash equivalents, and municipal bonds during the first three months of 1996.

Since the March 21, 1994 merger with Munson Transportation, the Company has improved its financial position by reducing long-term debt to approximately $571,000 at March 31, 1996 from $51.0 million at March 31, 1994. The remaining long-term debt is now classified as a current liability with payoffs expected to be made in the next six months.

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

                                        HEARTLAND EXPRESS, INC.

                                BY: /S/ John P. Cosaert
                                   JOHN P. COSAERT
                                             Vice-President
                                             Finance and Treasurer