Form 10-Q
period 1996-06-30
HEARTLAND EXPRESS INC
filed 1996-08-07
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1996  Commission File No.  0-15087



                         HEARTLAND EXPRESS, INC.
          (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                   93-0926999
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification Number)



2777 Heartland Drive, Coralville, Iowa              52241
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

               Yes  X        No

At June 30, 1996, there were 20,000,000 shares of the Company's $.10 par value common stock outstanding.

                                  PART I

                          FINANCIAL INFORMATION
                                                                    Page
                                                                   Number

Item 1.             Financial statements

                     Consolidated balance sheets
                      June 30, 1996 (unaudited) and
                      December 31, 1995                             2-3
                     Consolidated statements of income
                      (unaudited) for the three and six month
                      periods ended June 30, 1996 and 1995           4
                     Consolidated statements of cash flows
                      (unaudited) for the six months ended
                      June 30, 1996 and 1995                         5
                     Notes to financial statements                   6

Item 2.             Management's discussion and analysis of
                      financial condition and results of
                      operations                                    7-9

                                  PART II

                             OTHER INFORMATION


Item 1.             Legal proceedings                                10

Item 2.             Changes in securities                            10

Item 3.             Defaults upon senior securities                  10

Item 4.             Submission of matters to a vote of               10
                    security holders

Item 5.             Other information                                10

Item 6.             Exhibits and reports on Form 8-K                10-11

               HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS

                   ASSETS
                  --------
                                           JUNE 30,         DECEMBER 31,
                                             1996               1995
                                        ---------------   ---------------
                                         (Unaudited)         *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents               $  68,612,096     $  46,162,143
 Trade receivables, less allowance,,
 of $402,812 in each period                 17,739,419        18,035,002
 Prepaid tires                               1,966,999         2,322,826
 Municipal bonds                             2,000,000         4,519,461
 Deferred income taxes                      12,227,300        11,377,000
 Other current assets                        1,353,505           481,761
                                        ---------------   ---------------
    Total current assets                 $ 103,899,319     $  82,898,193
                                        ---------------   ---------------
PROPERTY AND EQUIPMENT
 Land and land improvements              $   2,401,010     $   2,463,010
 Buildings                                   6,886,615         7,299,415
 Furniture and fixtures                      1,696,302         1,656,094
 Shop and service equipment                  1,117,626         1,092,107
 Revenue equipment                          93,718,711        97,642,433
                                        ---------------   ---------------
                                         $ 105,820,264     $ 110,153,059
 Less accumulated depreciation
 & amortization                             35,002,112        36,459,541
                                        ---------------   ---------------
 Property and equipment, net             $  70,818,152     $  73,693,518
                                        ---------------   ---------------
OTHER ASSETS                             $   1,561,764     $   1,554,660
                                        ---------------   ---------------
                                         $ 176,279,235     $ 158,146,371
                                        ===============   ===============



*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet.

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                            JUNE 30,         DECEMBER 31,
                                             1996               1995
                                        ---------------   ---------------
                                          (Unaudited)         *(Note 1)
CURRENT LIABILITIES,
 Current maturities of long-term debt    $     278,704     $     705,437
 Accounts payable & accrued liabilities     10,656,809         7,388,330
 Compensation & benefits                     3,524,251         3,349,995
 Income taxes payable                        2,785,454         1,678,814
 Insurance accruals                         28,367,444        26,684,440
 Other                                       2,865,749         2,310,679
                                        ---------------   ---------------
    Total current liabilities            $  48,478,411     $  42,117,695

DEFERRED INCOME TAXES                       17,004,000        17,393,000
                                        ---------------   ---------------
                                         $  65,482,411     $  59,510,695
                                        ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, $.10 par value; authorized
    5,000,000 share; none issued         $          --     $          --
 Common, $.10 par value; authorized
    35,000,000 shares; issued and
    outstanding 20,000,000 shares            2,000,000         2,000,000
 Additional paid in capital                  5,609,124         5,609,124
 Retained earnings                         103,187,700        91,026,552
                                        ---------------   ---------------
                                         $ 110,796,824     $  98,635,676
                                        ---------------   ---------------
                                         $ 176,279,235     $ 158,146,371
                                        ===============   ===============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet.

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED)

                                               Three months ended                 Six months ended
                                                     June 30,                         June 30,
                                          1996               1995               1996             1995
                                     ---------------   ---------------   ---------------   ---------------
OPERATING REVENUE                    $  59,383,574     $  46,973,780     $ 113,746,666     $  94,556,903
                                     ---------------   ---------------   ---------------   ---------------
OPERATING EXPENSES:
 Salaries, wages, benefits           $   9,750,869     $  10,028,816     $  20,057,157     $  21,776,419
 Rent and purchased transportation      25,286,282        15,228,795        47,011,568        28,798,875
 Operations and maintenance              5,559,281         5,095,201        10,985,343        10,960,605
 Taxes and licenses                      1,450,383         1,200,796         2,762,154         2,507,602
 Insurance and claims                    2,726,671         2,274,998         5,080,905         4,561,795
 Communications and utilities              515,226           555,913         1,031,767         1,314,532
Depreciation                             3,541,140         3,900,619         7,004,691         7,968,137
 Other operating expenses                  946,721           750,863         1,915,361         1,725,388
 (Gain) on sale of fixed assets                  0            (2,281)         (189,041)          (22,112)
                                     ---------------   ---------------   ---------------   ---------------
                                     $  49,776,573     $  39,033,720     $  95,659,905     $  79,591,241
                                     ---------------   ---------------   ---------------   ---------------
    Operating income                 $   9,607,001     $   7,940,060     $  18,086,761     $  14,965,662
Interest income                            611,141           373,362         1,242,812           654,999
Interest expense                           (10,920)          (22,617)          (26,078)          (47,798)
                                     ---------------   ---------------   ---------------   ---------------
Income before income taxes           $  10,207,222     $   8,290,805     $  19,303,495     $  15,572,863
Federal and state income taxes(Note 2)   3,776,728         3,065,028         7,142,347         5,759,428
                                     ---------------   ---------------   ---------------   ---------------
Net income                           $   6,430,494     $   5,225,777     $  12,161,148     $   9,813,435
                                     ===============   ===============   ===============   ===============
Earnings per common share:
 Net income                          $        0.32     $        0.26     $        0.61     $        0.49
                                     ===============   ===============   ===============   ===============
Weighted average shares outstanding     20,000,000        20,026,140        20,000,000        20,026,140
                                     ===============   ===============   ===============   ==============

             HEARTLAND EXPRESS, INC.
                 AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOW
                   (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                   1996           1995
                                              -------------- --------------
OPERATING ACTIVITIES
 Net income                                    $ 12,161,148   $  9,813,435
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                   7,197,151      8,191,679
  Deferred income taxes                          (1,239,300)        75,000
  Gain on sale of fixed assets,                    (189,041)       (22,112)
  Changes in certain working capital items:
   Trade receivables                                295,583      2,362,003
   Other current assets                          (1,030,169)      (953,960)
   Prepaid expenses                                 766,297      1,118,500
   Accounts payable and accrued expenses          3,752,300      2,442,646
   Accrued income taxes                           1,106,640       (111,902)
                                              -------------- --------------
  Net cash provided by operating activities    $ 22,820,609   $ 22,915,289
INVESTING ACTIVITIES                          -------------- --------------
 Proceeds from sale of prop. and equipment          393,513         27,508
 Purchase of property and equipment              (2,849,793)      (164,148)
 Redemption (purchase) of municipal bonds         2,519,461        (87,481)
 Other                                               (7,104)       280,604
                                              -------------- --------------
 Net cash provided by investment activities    $     56,077  $      56,483
                                              -------------- --------------
FINANCING ACTIVITIES
 Principal payments on long-term notes         $   (426,733)  $   (225,175)
                                              -------------- --------------
  Net cash (used in) financing activities      $   (426,733)  $   (225,175)
                                              -------------- --------------

  Net increase in cash and cash equivalents    $ 22,449,953   $ 22,746,597

CASH AND CASH EQUIVALENTS
 Beginning of year                               46,162,143      9,964,894
                                              -------------- --------------
 End of quarter                                $ 68,612,096   $ 32,711,491
                                              ============== ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                    $     26,078   $     47,798
   Income taxes                                   7,275,699      5,800,851
 Noncash investing activities:
   Book value of revenue equipment traded      $  5,585,217   $ 13,217,673


                     HEARTLAND EXPRESS, INC.
                        AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1995.


Note 2.  Income Taxes

Income taxes for the three and six month periods ended June 30, 1996 are based on the Company's estimated effective tax rates. The rate for the three and six month periods ended June 30, 1996 and 1995 was 37%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter and six months ended June 30, 1996 compared with the same periods in 1995, and the changes in financial condition through the second quarter of 1996.

Results of Operations:

Operating revenue increased 26.4% to $59.3 million in the second quarter of 1996 from $46.9 million in the second quarter of 1995. Operating revenue for the six months ended June 30, 1996, (the "1996 Period") increased 20.3% to $113.7 million from $94.5 million for the six months ended June 30, 1995 (the "1995 Period"). In both periods, the revenue increase was attributable primarily to increased business from existing customers.

Salaries, wages, and benefits decreased to 16.4% of revenue in the second quarter of 1996 from 21.3% in the second quarter of 1995 and to 17.6% of revenue in the 1996 Period from 23.0% of revenue in the 1995 Period. For both the quarter and six months, the decrease was attributable to (i) a reduction in the miles driven by company drivers and a corresponding increase in miles driven by independent contractors, and (ii) a reduction in health and workers' compensation claims due to fewer and less severe claims. During the second quarter of 1996, company drivers accounted for 38% and independent contractors 62% of the total fleet miles, compared with 53% and 47%, respectively, in the second quarter of 1995. During the first six months of 1996 company drivers accounted for 40% and independent contractors 60% of the total fleet miles, compared with 55% and 45%, respectively, in the first six months of 1995.

Rent and purchased transportation expenses increased to 42.6% of revenue during the second quarter of 1996 from 32.4% in the second quarter of 1995 and to 41.3% of revenue during the 1996 Period from 30.5% during the 1995 Period. The increase in both the quarter and six months was attributable to an increase in miles driven by independent contractors as a result of independent contractors comprising a greater percentage of the Company's fleet.

Operations and maintenance decreased to 9.4% of revenue in the second quarter of 1996 from 10.9% in the second quarter of 1995 and to 9.7% of revenue during the 1996 Period form 11.6% during the 1995 Period. For both the quarter and six months, the decrease was attributable to (i) reduced reliance on company-owned tractors as a percentage of the Company's fleet and corresponding increase in a percentage of tractors provided by independent contractors (who pay their own repair, maintenance, fuel, and other costs); and (ii) better fuel mileage and fewer repairs as the average age of company-owned tractors dropped to 13 months at June 30, 1996, from 17 months at June 30, 1995. These savings more than offset higher fuel prices during the 1996 period.

Taxes and licenses, insurance and claims, and communications and utilities all decreased slightly in both the second quarter and the first six months of 1996 versus the same periods in 1995 because the Company does not cover all of such costs for independant contractors, which have grown as a percentage of the Company's fleet. Insurance and claims also decreased because management negotiated a lower liability insurance premium, and the Company has experienced fewer accidents per million miles as contractors have increased as a percentage of the fleet.

Depreciation decreased to 6.0% of revenue during the second quarter of 1996 from 8.3% reported in the second quarter of 1995 and to 6.2% of revenue during the 1996 Period from 8.4% during the 1995 Period. For both the quarter and six months, depreciation decreased because of reduced reliance on company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of the fleet being supplied by independent contractors.

Interest expense was immaterial in all periods. The remaining capitalized lease assumed in the Munson merger has a principal amount of approximately $279,000 at June 30, 1996 and is scheduled to be paid off in the next three months.

The Company's effective tax rate was 37.0% for the six month periods ended June 30, 1996 and 1995.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.8% during the second quarter of 1996 compared with 83.1% during the second quarter of 1995 and 84.1% during the 1996 Period compared with 84.2% during the 1995 Period.
Net income increased 23.1% to $6.4 million during the second quarter of 1996 from $5.2 million during the second quarter of 1995, and 23.9% to $12.2 million during the 1996 Period from $9.8 million during the 1995 Period. The increase in the operating ratio for the second quarter of 1996 was attributable primarily to the increase in independant contractors.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. The Company's primary source of liquidity is funds provided by operations. Management expects to finance future growth in company-owned revenue equipment primarily through cash flow from operations and revenue equipment trade allowances.

The Company's primary sources of cash flow from operations are net income increased by depreciation. The Company's principal use of cash in operations is to finance receivables and expenses associated with growth in business. Net cash flow provided by operating activities was $23.3 million during the first six months of 1996 and $22.9 million for the first six months of 1995.

Working capital at June 30, 1996 was $55.4 million compared with $40.8 million at December 31, 1995. This increase is primarily due to increases in cash, cash equivalents, and municipal bonds during the first six months of 1996. At June 30, 1996, the Company had $70.6 million in cash, cash equivalents, and municipal bonds, and such investments generated $1.2 million in interest income (primarily tax exempt) during the six months ended June 30, 1996.

The Company had approximately $279,000 in current maturities of long-term debt and no other long-term debt at June 30, 1996. This amount is scheduled to be paid off before September 30, 1996.

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

               Not applicable

     Item 5.   Other information

               Not applicable

     Item 6.   Exhibits and reports on Form 8-K

                                               Page of Method of
Exhibit No.               Document                  Filing

     3.1          Articles of Incorporation     Incorporated by
                                                reference to the
                                                Company's registration
                                                statement on Form S-1,
                                                Registration No. 33-
                                                8165, effective
                                                November 5, 1986.

     3.2          Bylaws                        Incorporated by
                                                Reference to the
                                                Company's registration
                                                statement on Form S-1,
                                                Registration No. 33-
                                                8165, effective
                                                November 5, 1986.

     4.1          Articles of Incorporation     Incorporated by
                                                Reference to the
                                                Company's registration
                                                statement on Form S-1,
                                                Registration No. 33-
                                                8165, effective
                                                November 5, 1986.

     4.2          Bylaws                        Incorporated by
                                                Reference to the
                                                Company's registration
                                                statement on Form S-1,
                                                Registration No. 33-
                                                8165, effective
                                                November 5, 1986.

     10.1         Business Property Lease       Incorporated by
                  between Russell A. Gerdin     reference to the
                  as Lessor and the Company     Company's Form 10-K
                  as Lessee, regarding the      for the year ended
                  Company's headquarters at     December 31, 1995.
                  2777 Heartland Drive,
                  Coralville, Iowa 52241

     10.2         Form of Independant           Incorporated by
                  Contractor Operating          reference to the
                  Agreement between the         Company's Form 10-K
                  Company and its               for the year ended
                  independant contractor        December 31, 1993.
                  providers of tractors

     10.3         Description of Key            Incorporated by
                  Management Deferred           reference to the
                  Incentive Compensation        Company's Form 10-K
                  Arrangement                   for the year ended
                                                December 31, 1993.

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