Form 10-Q
period 1996-09-30
HEARTLAND EXPRESS INC
filed 1996-11-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                            FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1996  Commission File No.  0-15087



                         HEARTLAND EXPRESS, INC.
      (Exact Name of Registrant as Specified in Its Charter)



          Nevada                               93-0926999
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification Number)


2777 Heartland Drive, Coralville, Iowa              52241
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

               Yes    X       No

At September 30, 1996, there were 30,000,000 shares of the Company's $.10 par value common stock outstanding.

                              PART I

                      FINANCIAL INFORMATION
                                                             Page
                                                            Number

     Item 1.   Financial statements

               Consolidated balance sheets
                 September 30, 1996 (unaudited) and
                 December 31, 1995                            2-3
               Consolidated statements of income
                 (unaudited) for the three and nine month
                 periods ended September 30, 1996 and 1995      4
               Consolidated statements of cash flows
                 (unaudited) for the nine months ended
                 September 30, 1996 and 1995                    5
               Notes to financial statements                    6

     Item 2.   Management's discussion and analysis of
                 financial condition and results of
                 operations                                   7-9


                             PART II

                        OTHER INFORMATION


     Item 1.   Legal proceedings                               10

     Item 2.   Changes in securities                           10

     Item 3.   Defaults upon senior securities                 10

     Item 4.   Submission of matters to a vote of              10
               security holders

     Item 5.   Other information                               10

     Item 6.   Exhibits and reports on Form 8-K             10-11

                     HEARTLAND EXPRESS, INC.
                         AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

         ASSETS
                                        September 30,     DECEMBER 31,
                                            1996             1995
                                        -------------    -------------
                                         (Unaudited)       *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents              $  78,227,891    $  46,162,143
 Trade receivables, less allowance
 of $402,812 in each period                17,135,400       18,035,002
 Prepaid tires                              1,475,956        2,322,826
 Municipal bonds                            3,225,000        4,519,461
 Deferred income taxes                     12,131,000       11,377,000
 Other current assets                       1,500,357          481,761
                                        -------------    -------------
    Total current assets                $ 113,695,604    $  82,898,193
                                        -------------    -------------
PROPERTY AND EQUIPMENT
 Land and land improvements             $   2,401,010    $   2,463,010
 Buildings                                  6,886,615        7,299,415
 Furniture and fixtures                     1,704,282        1,656,094
 Shop and service equipment                 1,109,337        1,092,107
 Revenue equipment                         94,566,933       97,642,433
                                        -------------    -------------
                                        $ 106,668,177    $ 110,153,059
 Less accumulated depreciation &
 amortization                              38,317,318       36,459,541
                                        -------------    -------------
 Property and equipment, net            $  68,350,859    $  73,693,518
                                        -------------    -------------
OTHER ASSETS                            $   1,571,345    $   1,554,660
                                        -------------    -------------
                                        $ 183,617,808    $ 158,146,371
                                        =============    =============


*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet

                     HEARTLAND EXPRESS, INC.
                         AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                        September 30,     DECEMBER 31,
                                            1996             1995
                                        -------------    -------------
                                         (Unaudited)       *(Note 1)
CURRENT LIABILITIES
 Current maturities of long-term debt   $           0    $     705,437
 Accounts payable & accrued liabilities    12,235,200        7,388,330
 Compensation & benefits                    3,736,321        3,349,995
 Income taxes payable                       2,497,426        1,678,814
 Insurance accruals                        28,421,469       26,684,440
 Other,                                     2,507,225        2,310,679
                                        -------------    -------------
    Total current liabilities           $  49,397,641    $  42,117,695

DEFERRED INCOME TAXES                      16,834,000       17,393,000
                                        -------------    -------------
                                        $  66,231,641    $  59,510,695
                                        -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, $.10 par value; authorized
    5,000,000 share; none issued        $          --    $          --
 Common, $.10 par value; authorized
    35,000,000 shares; issued and
    outstanding 30,000,000 shares           3,000,000        2,000,000
 Additional paid in capital                 5,609,124        5,609,124
 Retained earnings                        108,777,043       91,026,552
                                        -------------    -------------
                                        $ 117,386,167    $  98,635,676
                                        -------------    -------------
                                        $ 183,617,808    $ 158,146,371
                                        =============    =============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1995 balance sheet.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Three months ended              Nine months ended
                                            September 30,                  September 30,
                                         1996           1995            1996           1995
                                   -------------   -------------   -------------   -------------
OPERATING REVENUE                  $  58,177,937   $  47,527,998   $ 171,924,603   $ 142,084,902
                                   -------------   -------------   -------------   -------------
OPERATING EXPENSES:
 Salaries, wages, benefits         $  10,129,576   $   9,403,056   $  30,186,733   $  31,179,475
 Rent and purchased transportation    23,924,344      16,633,973      70,935,912      45,432,847
 Operations and maintenance            5,231,531       4,826,811      16,216,874      15,787,416
 Taxes and licenses                    1,379,260       1,227,778       4,141,414       3,735,381
 Insurance and claims                  2,614,319       1,857,006       7,695,224       6,418,802
 Communications and utilities            512,504         586,286       1,544,271       1,900,818
 Depreciation                          3,235,931       3,629,116      10,240,622      11,597,253
 Other operating expenses              1,389,160         837,719       3,304,521       2,563,105
 (Gain) on sale of fixed assets                0          (5,022)       (189,041)        (27,134)
                                   -------------   -------------   -------------   -------------
                                   $  48,416,625   $  38,996,723   $ 144,076,530   $ 118,587,963
                                   -------------   -------------   -------------   -------------
    Operating income               $   9,761,312   $   8,531,275   $  27,848,073   $  23,496,939
Interest income                          703,161         458,571       1,945,973       1,113,570
Interest expense                          (4,865)        (19,995)        (30,943)        (67,793)
                                   -------------   -------------   -------------   -------------
Income before income taxes         $  10,459,608   $   8,969,851   $  29,763,103   $  24,542,716
Federal and state income taxes(Note 2) 3,870,265       3,323,647      11,012,612       9,083,075
                                   -------------   -------------   -------------   -------------
Net income                         $   6,589,343   $   5,646,204   $  18,750,491   $  15,459,641
                                   =============   =============   =============   =============
Earnings per common share:
 Net income                        $        0.22   $        0.19   $        0.63   $        0.52
                                   =============   =============   =============   =============
Weighted average shares outstanding   30,000,000      30,039,210      30,000,000      30,039,210
                                   =============   =============   =============   =============

                     HEARTLAND EXPRESS, INC.
                        AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)

                                                  Nine months ended
                                                    September 30,
                                                 1996            1995
                                            -------------    -------------
OPERATING ACTIVITIES
 Net income                                 $  18,750,491    $  15,459,641
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                10,529,284       11,932,573
  Deferred income taxes                        (1,313,000)          19,000
  Gain on sale of fixed assets                   (189,041)         (27,134)
  Changes in certain working capital items:
   Trade receivables                              899,602        1,376,076
   Other current assets                        (1,177,021)        (274,258)
   Prepaid expenses                             1,257,340        1,621,296
   Accounts payable and accrued expenses        4,207,000        1,550,898
   Accrued income taxes                           818,612          (44,902)
                                            -------------    -------------
  Net cash provided by operating activities $  33,783,267    $  31,613,190
                                            -------------    -------------
INVESTING ACTIVITIES
 Proceeds from sale of prop. and equipment        393,513           47,805
 Purchase of property and equipment            (2,683,371)          44,248
 Redemption of municipal bonds                  1,294,461       (5,890,760)
 Other                                            (16,685)          27,464
                                            -------------    -------------
 Net cash (used in) investment activities   $  (1,012,082)   $  (5,771,243)
                                            -------------    -------------
FINANCING ACTIVITIES
 Principal payments on long-term notes      $    (705,437)   $    (346,178)
                                            -------------    -------------
  Net cash (used in) financing activities   $    (705,437)   $    (346,178)
                                            -------------    -------------
  Net increase in cash and cash equivalents $  32,065,748    $  25,495,769

CASH AND CASH EQUIVALENTS
 Beginning of year                             46,162,143       10,218,484
                                            -------------    -------------
 End of quarter                             $  78,227,891    $  35,714,253
                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                 $      30,943    $      67,793
   Income taxes                                11,507,001        9,082,222
 Noncash investing activities:
   Book value of revenue equipment traded   $   5,585,217    $  19,911,625


                     HEARTLAND EXPRESS, INC.
                        AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1995.


Note 2.  Income Taxes

Income taxes for the three and nine month periods ended September 30, 1996 are based on the Company's estimated effective tax rates. The rate for the three and nine month periods ended September 30, 1996 and 1995 was 37%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter and nine months ended September 30, 1996 compared with the same periods in 1995, and the changes in financial condition through the third quarter of 1996.

Results of Operations:

Operating revenue increased 22.4% to $58.2 million in the third quarter of 1996 from $47.5 million in the third quarter of 1995. Operating revenue for the nine months ended September 30, 1996, (the "1996 Period") increased 21.0% to $171.9 million from $142.1 million for the nine months ended September 30, 1995 (the "1995 Period"). In both periods, the revenue increase was attributable primarily to increased business from existing customers.

Salaries, wages, and benefits decreased to 17.4% of revenue in the third quarter of 1996 from 19.8% in the third quarter of 1995 and to 17.6% of revenue in the 1996 Period from 21.9% of revenue in the 1995 Period. For both the quarter and nine months, the decrease was attributable to a reduction in the miles driven by company drivers and a corresponding increase in miles driven by independent contractors. Accordingly, company driver wages as a percentage of revenue decreased to 11.1% from 13.8% for the compared quarters and decreased to 11.3% from 14.8% for the compared nine month periods. During the third quarter of 1996, company drivers accounted for 39% and independent contractors 61% of the total fleet miles, compared with 48% and 52%, respectively, in the third quarter of 1995. During the first nine months of 1996 company drivers accounted for 39% and independent contractors 61% of the total fleet miles, compared with 53% and 47% respectively in the first nine months of 1995.

Rent and purchased transportation increased to 41.1% of revenue during the third quarter of 1996 from 35.0% in the third quarter of 1995 and to 41.3% of revenue during the 1996 Period from 32.0% during the 1995 Period. The increase in both the quarter and nine months was attributable to an increase in miles driven by independent contractors as a result of independent contractors comprising a greater percentage of the Company's fleet.

Operations and maintenance decreased to 9.0% of revenue in the third quarter of 1996 from 10.2% in the third quarter of 1995 and to 9.4% of revenue during the 1996 Period from 11.1% during the 1995 Period. For both the quarter and nine months, the decrease was attributable to reduced reliance on company-owned tractors as a percentage of the Company's fleet and corresponding increase in a percentage of tractors provided by independent contractors (who pay their own repair, maintenance, fuel, and other costs). Additionally the decrease was partially offset by the nationwide increase in fuel prices.

Taxes and licences and communications and utilities decreased slightly as a percentage of sales in both the third quarter and first nine months of 1996 versus the same periods in 1995 because the Company does not cover all of such costs for independent contractors, which have grown as a percentage of the Company's fleet. Insurance and claims increased as a percentage of sales for the third quarter of 1996 versus 1995 but, were the same for 1996 and 1995 Periods. The increase for the compared quarters was the result of an increase in the frequency of accidents.

Depreciation decreased to 5.6% of revenue during the third quarter of 1996 from 7.6% reported in the third quarter of 1995 and to 6.0% of revenue during the 1996 Period from 8.2% during the 1995 Period. For both the quarter and nine months, depreciation decreased because of reduced reliance on company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of the fleet being supplied by independent contractors.

Interest expense was immaterial in all periods. The remaining capitalized lease assumed in the Munson merger was paid off in the third quarter of 1996.

The Company's effective tax rate was 37.0% for the nine month periods ended September 30, 1996 and 1995.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.2% during the third quarter of 1996 compared with 82.1% during the third quarter of 1995 and
83.8 % during the Period compared with 83.5% during the 1995 Period. Net income increased 16.7% to $6.6 million during the third quarter of 1996 from $5.6 million during the third quarter of 1995, and 21.3% to $18.8 million during the 1996 Period from $15.5 million during the 1995 Period. The increase in the operating ratio for the third quarter of 1996 was attributable primarily to the increase in independent contractors.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments on new revenue equipment. The Company's primary source of liquidity is funds provided by operations. Management expects to finance future growth in company-owned revenue equipment primarily through cash flow from operations and revenue equipment trade allowances.

The Company's primary sources of cash flow from operations are net income increased by depreciation. The Company's principal use of cash in operations is to finance receivables and expenses associated with growth in the business. Net cash flow provided by operating activities was $33.8 million during the first nine months of 1996 and $31.6 million for the first nine months of 1995.

Working capital at September 30, 1996 was $64.3 million compared with $40.8 million at December 31, 1995. This increase is primarily due to increases in cash, cash equivalents, and municipal bonds during the first nine months of 1996. At September 30, 1996, the Company had $81.5 million in cash, cash equivalents, and municipal bonds, and such investments generated $1.9 million in interest income (primarily tax exempt) during the nine months ended September 30, 1996.

The Company paid off all debt before September 30, 1996.

                             PART II

                        OTHER INFORMATION

     Item 1.   Legal Proceedings
               Not applicable

     Item 2.   Changes in securities
               Not applicable

     Item 3.   Defaults upon senior securities
               Not applicable

     Item 4. Submission of matters to a vote of security holders
               Not applicable

     Item 5.   Other information
               Not applicable

     Item 6.   Exhibits and reports on Form 8-K
               An 8-K was filed on September 26, 1996 to disclose a three for two stock split effective in the form of a stock dividend.

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

     3.2       Bylaws                        Incorporated by
                                             Reference to the
                                             Company's registration
                                             statement on form S-1,
                                             Registration No. 33-
                                             8165, effective
                                             November 5, 1986.
                               -10-

     4.1       Articles of Incorporation     Incorporated by
                                             Reference to the
                                             Company's registration
                                             statement on form S-1
                                             Registration No. 33-
                                             8165, effective
                                             November 5, 1986.

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

     10.2      Form of Independent           Incorporated by
               Contractor Operating          Reference to the
               Agreement between the         Company's Form 10-K
               Company and its               for the year ended
               independent contractor        December 31, 1993.
               providers of tractors

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