Form 10-K
period 1996-12-31
HEARTLAND EXPRESS INC
filed 1997-03-27
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE
     ACT OF 1934
     For the Fiscal Year Ended December 31, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 To


Commission file number 0-15087

                         HEARTLAND EXPRESS, INC.
          (Exact name of registrant as specified in its charter)

               Nevada                                    93-0926999
(State or Other Jurisdiction of Incorporation)  (I.R.S. Employer I.D. No.)

           2777 Heartland Drive
            Coralville, Iowa                             52241
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this
Form 10-K.   [X]

The aggregate market value of the shares of the registrant's $0.10 par value common stock held by non-affiliates of the registrant as of March 3, 1997 was $353,530,719 (based upon $20.63 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as of March 3, 1997 was 30,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:  The information set forth under
Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than April 30, 1997.

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

                  Part II
Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters                     Page 6 herein
Item 6   Selected Financial Data                         Page 7 herein
Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations   Pages 8-12 herein
Item 8   Financial Statements and Supplementary Data     Pages 17-26 herein
Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure          Page 12 herein

                  Part III
Item 10  Directors and Executive Officers of             Pages 2 to 4 of
         the Registrant                                  Proxy Statement
Item 11  Executive Compensation                          Pages 5 and 6 of
                                                         Proxy Statement
Item 12  Security Ownership of Certain Beneficial        Page 7 of Proxy
         Owners and Management                           Statement
Item 13  Certain Relationships and Related Transactions  Pages 4 and 7 of
                                                         Proxy Statement

                  Part IV
Item 14  Exhibits, Financial Statement Schedules, and    Pages 13 and 14
         Reports on Form 8-K                             herein

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the eleven years from 1986 to 1996, Heartland has grown to $229.0 million in revenue from $21.6 million and net income has increased to $25.0 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers and acquiring new customers. In addition, in March 1994, the Company engaged in a merger by which truckload carrier Munson Transportation, Inc. and two related entities (collectively, "Munson Transportation") became subsidiaries. Munson Transportation had generated approximately $116 million in revenue during 1993, while serving customers primarily in Midwest, Northeast, and Western states. Munson Transportation had been unprofitable, and during 1994 and the first half of 1995 management eliminated duplicate and undesirable operations, integrated administrative and operational functions, and upgraded Munson Transportation's older fleet of tractors and trailers. All of the Company's operations and administrative functions are now unified at its Iowa City headquarters.

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns, directly or indirectly, all of the stock of Heartland
Express, Inc. of Iowa, Heartland Equipment, Inc., Munson
Transportation, Inc., Munson Transport Services, Inc., and Munson
Equipment, Inc..

Operations

     Heartland's operations department focuses on serving customer needs and maximizing equipment utilization. The Company divides its operating area into geographic regions and appoints a regional dispatcher for each region. Regional dispatchers communicate with customers and drivers to coordinate equipment resources with inbound and outbound load demand. Dispatchers are responsible for monitoring the timeliness of all pickups
and deliveries within their regions.   Frequent driver contact enables
dispatchers to closely monitor equipment and load positions to ensure proper performance. Serving the short to medium haul market (600-mile average length of haul in 1996) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates three specialized regional distribution operations for major customers near Atlanta, Georgia; Columbus, Ohio; and Iowa City, Iowa. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions. These operations are handled by dispatchers at the regional locations, and the Company uses a centralized computer network and regular communication to achieve system-wide load coordination.

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


Customers and Marketing

     The Company targets customers in its operating area that require multiple, time-sensitive shipments, including those employing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. The Company's primary customers include both retailers and manufacturers. All freight transported is non-perishable and predominantly does not require driver handling. Heartland's reputation for quality service, reliable equipment and equipment availability makes it a core carrier to many of its customers.

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

     The Company's 25, 10, and 5 largest customers accounted for 73%, 58%, and 44% of revenue, respectively, in 1996. Major customers of the Company represent the consumer appliances, food products, and automotive industries. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 15.1% of revenue in 1996. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 1996, Heartland employed 1,009 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a balanced fleet of company and independent contractor tractors. Management believes that a balanced fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

     Management's strategy for both employee and independent contractor drivers is to (1) hire the best; (2) promote retention through financial incentives, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment and of all drivers by regularly scheduling them to their homes. All drivers are compensated for empty miles as well as loaded miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees and independent contractors.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of company tractors at year end was 19 months, and all tractors remained covered by manufacturers' warranties. The average age of company trailers at year end was 37 months.

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (600-mile average length of haul). Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

Regulation
     The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995 federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (the "DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings or competitive position. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.


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

     The Company has regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Forest Park, Georgia; and Columbus, Ohio. A facility in Dubois, Pennsylvania was closed in 1996 and is being leased to an unrelated third party. In January 1997, the Company purchased a facility in Jacksonville, Florida. The Company closed facilities in Woodville, Ohio and Monmouth, Illinois during 1994 and 1995 and is attempting to dispose of such facilities. The carrying amount of the closed facilities were reduced in years prior to 1996 to reflect fair market value less costs to sell.


ITEM 3.   LEGAL PROCEEDINGS AND INSURANCE

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes that adverse results in these cases, whether individual or in the aggregate, would not have a material effect upon the Company's financial position or results of operations. The Company's exposure is minimized by setting self-insured retention levels based on historical claim experience and through maximizing safe driving with driver hiring and training practices. Heartland maintains insurance covering public liability, property damage, workers compensation, cargo loss or damage, fire, general liability and other risks, with a $500,000 self insured retention ("SIR") for liability arising from personal injury and property damage claims. The Company has a $300,000 SIR for workers' compensation in states where an SIR is allowed. Liability insurance coverage has been established with aggregate limits of $25,000,000 per occurrence. During 1994 the company was granted self insured status by the ICC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of securities holders.

                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

            Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. During October 1996 the Company effected a stock split in the form of a dividend that increased the number of shares outstanding from 20,000,000 to 30,000,000. The following table sets forth for the calendar period indicated the range of high and low bid quotations for the Company's common stock as reported by NASDAQ from January 1, 1995 to December 31, 1996. All quotations have been adjusted to give effect to the stock dividend.


                 Period                   High              Low
Calendar Year 1996
1st Quarter                               $18.67            $13.17
2nd Quarter                                20.83             16.75
3rd Quarter                                20.17             16.50
4th Quarter                                26.50             18.17

Calendar Year 1995
1st Quarter                               $12.80            $11.63
2nd Quarter                                12.27             10.56
3rd Quarter                                14.19             11.09
4th Quarter                                14.00             11.52



     The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 4, 1997 the Company had 267 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.


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

                          Year Ended December 31,
                    (in thousands, except share data)
                        1996      1995      1994      1993      1992
Income Statement Data:
 Operating revenue    $229,011  $191,507  $224,248  $236,017  $205,214
                      --------- --------- --------- --------- ---------
Operating expenses:
 Salaries, wages,
 and benefits           40,261    40,715    56,440    63,551    56,792
 Rent and purchased
 transportation         93,961    64,043    57,799    51,478    35,759
 Operations and
 maintenance            22,158    21,035    35,557    45,370    42,377
 Taxes and licenses      5,693     5,246     7,347     7,790     6,606
 Insurance and claims    9,976     7,967    11,872    10,969    13,196
 Communication
 and utilities           2,158     2,562     2,618     3,077     2,696
 Depreciation           13,571    15,066    20,061    22,818    20,705
 Other operating
 expenses                4,534     3,745     5,468     8,301     7,564
 (Gain) on sale of
 fixed assets             (189)      (27)     (149)     (360)     (944)
 Merger consummation
 and integration costs       -         -     3,494         -         -
                      --------- --------- --------- --------- ---------
                       192,123   160,352   200,507   212,994   184,751
                      --------- --------- --------- --------- ---------
 Operating income       36,888    31,155    23,741    23,023    20,463
Interest income/
 (expense), net          2,839     1,524    (1,930)   (4,747)   (4,829)
                      --------- --------- --------- ---------- ---------
  Income before
  income taxes and
  cumulative effect
  of change in
  accounting for
  income taxes          39,727    32,679    21,811    18,276    15,634
Federal and state
 income taxes           14,697    12,094    11,734     8,028     6,220
Cumulative effect
  of change in method
  of accounting for
  income taxes               -         -         -      (700)        -
                      --------- --------- --------- --------- ---------
Net income            $ 25,030  $ 20,585  $ 10,077  $ 10,948  $  9,414
                      ========= ========= ========= ========= =========
Average shares
 outstanding            30,000    30,036    30,039    30,039    30,039
                      ========= ========= ========= ========= =========
Net income per share  $   0.83  $   0.69  $   0.34  $   0.36  $   0.31
                      ========= ========= ========= ========= =========
Balance sheet data:
Working capital       $ 69,845  $ 40,780  $  2,542  $(11,084) $    140
                      ========= ========= ========= ========= =========
Total assets           191,504   158,146   136,393   168,934   150,217
                      ========= ========= ========= ========= =========
Long term debt               -         -       705    21,403    38,378
                      ========= ========= ========= ========= =========
Stockholders' equity   123,666    98,636    78,050    67,974    57,030
                      ========= ========= ========= ========= =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                              Year Ended December  31,
                                            1996       1995       1994
Operating revenue                           100.0%     100.0%     100.0%
                                         ---------- ---------- ----------
Operating expenses:
  Salaries, wages, and benefits              17.6%      21.2%      25.2%
  Rent and purchased transportation          41.0       33.4       25.8
  Operations and maintenance                  9.7       11.0       15.8
  Taxes and licenses                          2.5        2.7        3.3
  Insurance and claims                        4.4        4.2        5.3
  Communications and utilities                0.9        1.3        1.2
  Depreciation                                5.9        7.9        8.9
  Other operating expenses                    2.0        2.0        2.4
  (Gain) on sale of fixed assets             (0.1)        --       (0.1)
  Merger consummation and integration costs    --         --        1.6
                                         ---------- ---------- ----------
  Total operating expenses                   83.9%      83.7%      89.4%
                                         ---------- ---------- ----------
    Operating income                         16.1%      16.3%      10.6%
Interest income/(expense)                     1.2        0.8       (0.9)
                                         ---------- ---------- ----------
    Income before income taxes               17.3%      17.1%       9.7%
Federal and state income taxes                6.4        6.4        5.2
                                         ---------- ---------- ----------
     Net income                              10.9%      10.7%       4.5%
                                         ========== ========== ==========

Results of Operations

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     Operating revenue increased 19.6% to $229.0 million in 1996 from $191.5 million in 1995, as a result of the Company's expansion of the customer base as well as increased volume from existing customers.

     Salaries, wages, and benefits decreased to $40.3 million in 1996 from $40.7 million in 1995. As a percentage of revenue, salaries, wages and benefits decreased to 17.6% in 1996 from 21.2% in 1995. A reduction in the percentage of employee drivers operating the Company's tractor fleet and a corresponding increase in the percentage of the fleet being provided by independent contractors was the primary cause. During 1996, employee drivers accounted for 40% and independent contractors 60% of the total fleet miles, compared with 51% and 49%, respectively, in 1995. Rent and purchased transportation increased to $94.0 million in 1996 from $64.0 million in 1995. As a percentage of revenue, rent and purchased transportation increased to 41.0% in 1996 from 33.4% in 1995. This reflected the Company's increased reliance upon independent contractors.

     Operations and maintenance increased to $22.2 million in 1996 from $21.0 million in 1995. As a percentage of revenue, operations and maintenance decreased to 9.7% in 1996 from 11.0% in 1995. Higher fuel prices incurred in 1996 were offset as a result of the increase in the percentage of the Company's fleet being operated by independent contractors, who pay their own fuel, maintenance, and repair cost.

     Taxes and licenses increased to $5.7 million in 1996 from $5.2 million in 1995. As a percentage of revenue, taxes and licenses decreased to 2.5% in 1996 from 2.7% in 1995. The cost increase was primarily attributable to the increase in fleet size. The reduction in percentage of revenue can be attributed to improved utilization of equipment.

     Insurance and claims increased to $10.0 million in 1996 from $8.0 million in 1995. As a percentage of revenue, insurance and claims increased to 4.4% in 1996 from 4.2% in 1995. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Management believed that the change as a percentage of revenue was insignificant.

     Communications and utilities decreased to $2.2 million in 1996 from $2.6 in 1995. As a percentage of revenue, communications and utilities decreased to 0.9% in 1996 from 1.3% in 1995 primarily due to the increase in percentage of the Company's fleet being operated by independent contractors.

     Depreciation decreased to $13.6 million in 1996 from $15.1 million in 1995. As a percentage of revenue, depreciation decreased to 5.9% in 1996 from 7.9% in 1995. The decrease resulted from the growth in the independent contractor fleet.

     Other operating expenses increased to $4.5 million in 1996 from $3.7 million in 1995. As a percentage of revenue, other operating expenses remained unchanged from 1996 to 1995. Other operating expenses consists of pallet cost, driver recruiting expenses and administrative costs.

     Primarily as a result of the foregoing, the Company's operating ratio was 83.9% in 1996 compared with 83.7% in 1995.

     Interest income (net) increased to $2.8 million in 1996 from $1.5 million in 1995. As a percentage of revenue, interest income (net) increased to 1.2% in 1996 from 0.8% in 1995. At December 31, 1996, the Company had repaid all debt. The Company had $91.1 million in cash, cash equivalents, and municipal bonds at December 31, 1996.

     The Company's effective tax rate remained at 37% in 1996 and in 1995.

     As a result of the foregoing, net income increased to $25.0 million in 1996 (10.9% of revenue) from $20.6 million in 1995 (10.7% of revenue) .


Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     Operating revenue decreased to $191.5 million in 1995 from $224.2 million in 1994, as a result of management's decision to curtail service for customers whose freight did not meet the Company's operating strategy. The freight that was eliminated included refrigerated and labor intensive loads.

     Salaries, wages, and benefits decreased to $40.7 million in 1995 from $56.4 million in 1994. As a percentage of revenue, salaries, wages, and
benefits decreased to 21.2% in 1995 from 25.2% in 1994.   A reduction in
the percentage of employee drivers operating the Company's tractor fleet and a corresponding increase in the percentage of the fleet being provided by independent contractors was the primary cause. During 1995, employee drivers accounted for 51% and independent contractors 49% of the total fleet miles, compared with 62% and 38%, respectively, in 1994. The decrease was also attributable to a reduction in the number of non-driver personnel due to the consolidation of facilities and a reduction in health and workers' compensation claims due to fewer and less severe claims. Rent and purchased transportation increased to $64.0 million in 1995 from $57.8 million in 1994. As a percentage of revenue, rent and purchased transportation increased to 33.4% in 1995 from 25.8% in 1994. This reflected the Company's increased reliance upon independent contractors.

     Operations and maintenance decreased to $21.0 million in 1995 from $35.6 million in 1994. As a percentage of revenue, operations and
maintenance decreased to 11.0% in 1995 from 15.8% in 1994.   Lower repair
and maintenance costs and greater fuel efficiency attributable to the replacement of older equipment with new tractors and 53-foot aluminum plate trailers. The decrease is also attributable to efficiencies attained from the consolidation of maintenance facilities. These costs also decreased with the elimination of refrigerated trailers, which cost more than dry vans to operate, and a reduction in the use of toll highways. Such expenses also were affected by the increase in percentage of Company's fleet being operated by independent contractors, who pay their own maintenance, repair and fuel costs.

     Taxes and licenses decreased to $5.2 million in 1995 from $7.3 million in 1994. As a percentage of revenue, taxes and licenses decreased to 2.7% in 1995 from 3.3% in 1994. A reduction in the number of miles operated in those states with a higher tax cost structures effected this change.

     Insurance and claims decreased to $7.9 million in 1995 from $11.9 million in 1994. As a percentage of revenue, insurance and claims decreased to 4.2% in 1995 from 5.3% in 1994. Management made a decision to increase driver compensation to attract more experienced drivers. This decision resulted in fewer and less severe claims. In addition, managements decision in 1994 to cease using student drivers who typically experience a higher accident frequency, was effective for the entire year in 1995.

     Communications and utilities remained essentially constant at $2.6 million in 1994 and 1995. As a percentage of revenue, communications and utilities increased to 1.3% in 1995 from 1.2% in 1994. The Company completed the process of equipping its Company owned fleet with satellite-based tracking and communications systems in 1995.

     Depreciation decreased to $15.1 million in 1995 from $20.1 million in 1994. As a percentage of revenue, depreciation decreased to 7.9% in 1995 from 8.9% in 1994. These results were from a decreasing percentage of Company tractors in the fleet in favor of tractors owned by independent contractors.

     Other operating expenses decreased to $3.7 million in 1995 from $5.5 million in 1994. As a percentage of revenue, other operating expenses decreased to 2.0% in 1995 from 2.4 % in 1994, due to efficiencies gained from the consolidation of operations and decreased service to selected customers that required the use of palleted freight.

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

     The Company's effective tax rate decreased to 37% in 1995 from 54% in 1994. This decrease was primarily attributable to the merger with Munson Transportation in 1994. In 1994 the Company recorded a $2.9 million deferred tax charge (because Munson was an "S" corporation and did not have to record deferred taxes), as well as losses attributable to Munson Transportation prior to the merger on March 21, 1994, and $2.0 million in merger costs that were not deductible.

     As a result of the foregoing, net income increased to $20.6 million in 1995 (10.7% of revenue) from $10.1 million in 1994 (4.5 % of revenue).

Forward Looking Information

     Certain matters discussed in this annual report and marked with an asterisk are "forward-looking statements" intended to qualify for the safe harbors from liability established by Private Securities Litigation Reform Act of 1995. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as capital expenditures, litigation, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses.

     Cash and cash equivalents and municipal notes increased to $91.1 million as of December 31, 1996 from $50.7 million at December 31, 1995. The Company's policy is to purchase only investment quality highly liquid investments.

     Net cash provided by operations was $48.3 million in 1996, $38.1 million in 1995, and $42.6 million in 1994. The primary source of funds in 1996 was net income of $25.0 million increased by non-cash adjustments including depreciation of $14.0 million.

     Net cash used in investment and financing activities was $34.9 million in 1996, $1.9 million in 1995, and $42.0 million in 1994. Such amounts were used primarily to purchase municipal bonds, revenue equipment, and to pay off long term debt. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.(*)

      Trade receivables decreased to $15.7 million as of December 31, 1996 from $18.0 million as of December 31, 1995 primarily due to management's increased emphasis and effectiveness in collecting outstanding balances. Cash paid for income taxes increased to $15.3 million in 1996 from $12.4 million in 1995. Higher income taxes on a cash basis are primarily due to increased income and non-deductible insurance accruals.

     Accounts payable and accrued liabilities increased to $11.4 million as of December 31, 1996 from $7.4 million as of December 31, 1995 due mostly to an increase in payables due to revenue equipment suppliers which was paid in early 1997. Insurance accruals increased to $30.1 million as of December 31, 1996 from $26.7 million as of December 31, 1995 due to the significant increase of the Company's fleet in recent years. The Company's insurance program for liability, physical damage and cargo damage involves self insurance retentions for the first $500,000. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claim development trends. If adjustments to previously established accruals are required, such amounts are included in operating expenses. In 1996 and 1995, such adjustments were not significant. In 1994, following the consummation of the Munson merger certain claims were increased to conform Munson's outstanding claims to practices utilized by the Company.

     The Company has one customer who accounted for greater than 10% of the Company's sales for the year ended December 31, 1996. As disclosed in footnote three to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 1996 the Company's largest customer generated approximately 15% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long term debt at December 31, 1996 and $91.1 million in cash, cash equivalents and municipal notes) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.(*)

Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard no. 121, "Accounting for the Impairment of Long-Lived Assets" in 1995. This pronouncement outlines criteria for evaluating long-lived assets when certain conditions occur that may indicate an impairment problem. Adoption of this new standard in 1996 did not impact the Company.

(*) Forward - looking statements

Effective January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1; Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Based upon current facts and circumstances, SOP 96-1 is not expected to have a material impact on the Company's financial position or results of operations as of the date of adoption.(*)

Inflation

     Inflation can be expected to have an impact on the Company's operating costs. The effect of inflation has not been significant over approximately the last ten years. However, a prolonged period of inflation would adversely affect the Company's results of operations unless freight rates could be increased proportionately.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, paper products, electrical equipment, and packaged foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, earnings have historically been affected adversely during the fourth quarter as a result of reduced shipments by customers during the winter holiday season. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs in colder weather and higher fuel consumption due to increased engine idling.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 16 to 26 of this report. Selected quarterly data is contained at page 26. Such information is incorporated by reference.

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



                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information respecting executive officers and directors set forth under the caption "Election of Directors- Information Concerning Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 6 of the registrant's proxy statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this form 10-K report, the Proxy Statement is not being filed as a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation" is not incorporated by reference herein.

(*) Forward - looking statement

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information respecting security ownership of certain beneficial owners and management included under the caption "Principal Stockholders and Stock Holdings of Management" on page 7 of the Proxy Statement is incorporated herein by reference.


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


                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
          8-K

(a) 1.    Financial Statements and Schedules

          The Company's audited financial statements are set forth on the following pages of this report:

                                                                   Page
Reports of Independent Public Accountants...........................16
Consolidated Balance Sheets.........................................17

Consolidated Statements of Operations...............................18
Consolidated Statements of Stockholders' Equity.....................19
Consolidated Statements of Cash Flows...............................20
Notes to Consolidated Financial Statements........................21-26

(a) 2.    Financial Statement Schedule

                                                                   Page
Valuation and Qualifying Accounts and Reserves......................26

(a) 3. Exhibits required by Item 601 of Regulation S-K are listed below.

(b)       Reports on Form 8-K

          The Company did not file a Form 8-K during the last quarter of 1996.

(c)       Exhibits


Exhibit No.          Document             Page of Method of Filing
3.1         Articles of Incorporation   Incorporated by reference to the
                                        Company's registration statement on
                                        Form S-1, Registration No. 33-8165,
                                        effective November 5, 1986.

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

4.2         Bylaws                      Incorporated by reference to the
                                        Company's registration statement on
                                        Form S-1, Registration No. 33-8165,
                                        effective November 5, 1986.

10.2        Form of Independent         Incorporated by reference to the
            Contractor Operating        Company's Form 10-K for the year
            Agreement between the       ended December 31, 1993.
            Company and its independent
            contractor providers of
            tractors

10.3        Description of Key          Incorporated by reference to the
            Management Deferred         Company's Form 10-K for the year
            Incentive Compensation      ended December 31, 1993.
            Arrangement

21          Subsidiaries of the         Incorporated by reference to the
            Registrant                  Company's Form 10-K for the year
                                        ended December 31, 1994.

27          Financial Data Schedule     Incorporated by reference to the
                                        Company's Form 10-K for the year
                                        ended December 31, 1996.

10.1        Business Property Lease     Filed herewith.
            between Russell A. Gerdin
            as Lessor and the Company
            as Lessee, regarding the
            Company's headquarters at
            2777 Heartland Drive,
            Coralville, Iowa 52241

                              SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEARTLAND EXPRESS, INC.


Date:   March 24, 1997             By:   /s/ Russell A. Gerdin
                                        Russell A. Gerdin
                                      President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                       Title                      Date

/s/ Russell A. Gerdin     Chairman, President and Chief
Russell A. Gerdin         Executive Officer (Principal
                          Executive Officer), Secretary      March 24, 1996

/s/ John P. Cosaert       Vice President of Finance
John P. Cosaert           (Principal Financial Officer
                          and Principal Accounting Officer)
                          and Treasurer                      March 24, 1996

/s/ Richard O. Jacobson   Director                           March 24, 1996
Richard O. Jacobson

/s/ Michael J. Gerdin     Director                           March 24, 1996
Michael J. Gerdin

/s/ Benjamin J. Allen     Director                           March 24, 1996
Benjamin J. Allen

                       REPORT OF INDEPENDENT
                        PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.


     We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 24, 1997

                       HEARTLAND EXPRESS, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                           December 31

           ASSETS                         1996            1995
CURRENT ASSETS
  Cash and cash equivalents           $  59,593,468   $  46,162,143
  Trade receivables, less allowance
    of $402,812 in 1996 and 1995         15,696,591      18,035,002
  Prepaid tires and tubes                 1,213,210       2,322,826
  Municipal bonds                        31,461,259       4,519,461
  Deferred income taxes                  13,057,000      11,377,000
  Other current assets                      395,594         481,761
                                      --------------  --------------
    Total current assets                121,417,122      82,898,193
                                      --------------  --------------

PROPERTY AND EQUIPMENT
  Land and land improvements              2,401,010       2,463,010
  Buildings                               6,886,615       7,299,415
  Furniture and fixtures                  2,125,847       1,656,094
  Shop and service equipment              1,245,337       1,092,107
  Revenue equipment                      97,433,211      97,642,433
                                      --------------  --------------
                                        110,092,020     110,153,059
  Less accumulated depreciation
  and amortization                       41,697,199      36,459,541
                                      --------------  --------------
  Property and equipment, net            68,394,821      73,693,518
                                      --------------  --------------

OTHER ASSETS                              1,692,279       1,554,660
                                      --------------  --------------
                                      $ 191,504,222   $ 158,146,371
                                      ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term
   debt                               $          --   $     705,437
  Accounts payable and accrued
   liabilities                           11,384,188       7,388,330
  Compensation and benefits               3,878,002       3,349,995
  Income taxes payable                    3,913,871       1,678,814
  Insurance accruals                     30,085,809      26,684,440
  Other accruals                          2,310,185       2,310,679
                                      --------------  --------------
    Total current liabilities            51,572,055      42,117,695
DEFERRED INCOME TAXES                    16,266,000      17,393,000
                                      --------------  --------------
                                         67,838,055      59,510,695
                                      --------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:
  Preferred, $.10 par value;
  authorized 5,000,000 shares;
  none issued                                    --              --
  Common,  $.10 par value;
  authorized 35,000,000 shares in
  1996 and 1995; issued and outstanding
  30,000,000 in 1996 and 1995.            3,000,000       3,000,000
  Additional paid-in capital              3,908,170       3,908,170
  Retained earnings                     116,757,997      91,727,506
                                      --------------  --------------
                                        123,666,167      98,635,676
                                      --------------  --------------
                                      $ 191,504,222   $ 158,146,371
                                      ==============  ==============

The accompanying notes are an integral part of these financial statements.

               HEARTLAND EXPRESS, INC.
                  AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
              Years Ended December 31

                                          1996            1995           1994
Operating revenue                     $ 229,011,108   $ 191,506,741   $ 224,248,262
                                      --------------  --------------  --------------
Operating expenses:
  Salaries, wages, and benefits          40,260,524      40,714,787      56,440,576
  Rent and purchased transportation      93,961,180      64,043,296      57,798,842
  Operations and maintenance             22,158,279      21,035,067      35,557,349
  Taxes and licenses                      5,692,592       5,246,427       7,346,520
  Insurance and claims                    9,975,716       7,966,760      11,872,541
  Communications and utilities            2,158,489       2,562,142       2,618,541
  Depreciation                           13,571,284      15,065,539      20,060,652
  Other operating expenses                4,534,472       3,745,381       5,468,369
  Gain on sale of fixed assets             (189,041)        (27,134)       (149,900)
  Merger consummation and
   integration costs                             --              --      3,493,774
                                      --------------  --------------  --------------
                                        192,123,495     160,352,265     200,507,264
                                      --------------  --------------  --------------
  Operating income                       36,887,613      31,154,476      23,740,998
Interest income                           2,871,089       1,609,572         255,143
Interest expense                            (30,943)        (85,173)     (2,185,491)
                                      --------------  --------------  --------------
  Income before income taxes and
   cumulative effect of change in
     accounting for income taxes         39,727,759      32,678,875      21,810,650
Federal and state income taxes           14,697,268      12,093,401      11,734,042
                                      --------------  --------------  --------------
  Net income                          $  25,030,491   $  20,585,474   $  10,076,608
                                      ==============  ==============  ==============
Net income per common share           $        0.83   $        0.69   $        0.34
                                      ==============  ==============  ==============
Unaudited pro forma information
 (1994 only):
Pro forma income tax adjustment to
 reduce expense as if the combined
 company was a "C" corporation for
 the entire period                                                    $  (3,304,126)
                                                                      ==============
Pro forma income tax expense                                          $   8,429,916
                                                                      ==============
Pro forma net income                                                  $  13,380,734
                                                                      ==============
Pro forma net income per common share                                 $        0.45
                                                                      ==============
Weighted average shares outstanding      30,000,000      30,035,943      30,039,210
                                      ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                         HEARTLAND EXPRESS, INC.
                            AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years Ended December 31


                               Capital       Additional
                                Stock,         Paid-In        Retained
                               Common          Capital        Earnings        Total
Balance, December 31, 1993  $   3,003,921  $   3,904,249  $  61,065,424  $  67,973,594
Net income                             --             --     10,076,608     10,076,608
                            -------------- -------------- -------------- --------------
Balance, December 31, 1994      3,003,921      3,904,249     71,142,032     78,050,202
Shares retired                     (3,921)         3,921             --             --
Net income                             --             --     20,585,474     20,585,474
                            -------------- -------------- -------------- --------------
Balance, December 31, 1995      3,000,000      3,908,170     91,727,506     98,635,676
Net income                             --             --     25,030,491     25,030,491
                            -------------- -------------- -------------- --------------
Balance, December 31, 1996  $   3,000,000  $   3,908,170  $ 116,757,997  $ 123,666,167
                            ============== ============== ============== ==============

The accompanying notes are an integral part of these financial statements.

                     HEARTLAND EXPRESS, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31

                                          1996             1995            1994
OPERATING ACTIVITIES
Net income                            $  25,030,491   $  20,585,474   $  10,076,608
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation                           13,956,088      15,902,128      20,070,652
  Deferred income taxes                  (2,807,000)        905,000        (239,647)
  Gain on sale of fixed assets             (189,041)        (27,134)       (149,900)
  Changes in certain working
   capital items:
   Trade receivables                      2,338,411        (591,568)      2,160,961
   Other current assets                     (14,758)        316,568       1,426,903
   Prepaids                               2,605,830       2,339,937         922,776
   Accounts payable and
    accrued expenses                      5,159,151        (135,813)      6,514,997
   Accrued income taxes                   2,235,057      (1,187,088)      1,819,598
                                      --------------  --------------  --------------
Net cash provided by operating
 activities                              48,314,229      38,107,504      42,602,948
                                      --------------  --------------  --------------
INVESTING ACTIVITIES
Proceeds from sale of property
 and equipment                              393,513          47,085       1,855,436
Purchase of property and equipment       (7,491,563)       (382,181)     (3,689,806)
Net sale(purchase) of municipal bonds   (26,941,798)     (1,662,903)     15,615,938
Other                                      (137,619)        538,275         311,330
                                      --------------  --------------  --------------
Net cash provided by (used in)
 investment activities                  (34,177,467)     (1,459,724)     14,092,898
                                      --------------  --------------  --------------
FINANCING ACTIVITIES
Net (repayments) borrowings on
revolving credit agreements                      --              --        (718,430)
Proceeds from related party borrowing            --              --       9,772,141
Repayment of related party borrowing             --              --      (9,772,141)
Proceeds from long-term notes payable            --              --         588,664
Principal payments on long-term notes      (705,437)       (450,531)    (55,992,837)
                                      --------------  --------------  --------------
Net cash used in financing activities      (705,437)       (450,531)    (56,122,603)
                                      --------------  --------------  --------------
Net increase in cash and
 cash equivalents                        13,431,325      36,197,249         573,243
CASH AND CASH EQUIVALENTS
Beginning of year                        46,162,143       9,964,894       9,391,651
                                      --------------  --------------  --------------
End of year                           $  59,593,468   $  46,162,143   $   9,964,894
                                      ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                            $      30,943   $      85,174   $   2,164,519
  Income taxes                           15,269,211      12,372,064      10,196,059
Noncash investing activities:
  Book value of revenue
   equipment traded                       5,585,217      23,572,701      17,550,774

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

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Cash equivalents consists of municipal demand bonds, funds and trusts investing in those notes and auction preferred stocks.

Municipal Bonds:

Municipal bonds are stated at amortized cost which approximates market primarily because the bonds mature in one year or less. Historically, the Company has held these investments to maturity.

Revenue and Expense Recognition:

Operating revenues are recognized on the date the freight is delivered and expenses are recognized as incurred.

Property and Equipment:

Property and equipment are stated at cost. At the time of trade-in, the cost of new equipment is recorded at an amount equal to the net book value of the traded equipment plus cash paid. Depreciation is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. Trailers are depreciated to a 30% salvage value except for trailers purchased after January 1, 1996 which have no salvage value. Lives of the assets are as follows:


                                                 Years
        Land improvements and building            3-30
        Furniture and fixtures                    2-3
        Shop and service equipment                3-5
        Revenue equipment                         5-7

Assets to be disposed of are measured at the lower of carrying amount or fair market value, as estimated by management, less costs to sell.

                             HEARTLAND EXPRESS, INC.
                               AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

Tires and Tubes:

The cost of tires and tubes on new revenue equipment is carried as a prepayment and amortized over the estimated tire life of two years. Replacement tires (including recapped tires) are expensed when purchased.


Earnings Per Common Share:

Earnings per share is determined using the weighted average shares
outstanding for each period presented.   Earnings per share were restated
for the stock splits and due to the merger with Munson Transportation
(Note2).

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


Note 2.  Heartland/Munson Merger

Effective March 21, 1994, Heartland consummated a merger with Munson Transportation, Inc., and two affiliated companies (collectively referred to as "Munson"). Prior to the merger, Munson had been a truckload carrier offering service primarily in the Midwest and Northeast states. Pursuant to the Amended and Restated Merger Agreement and Plan of Reorganization dated February 18, 1994, Heartland issued 1,133,150 shares of its common stock in exchange for all of the stock of Munson. The transaction costs associated with the merger (consisting primarily of legal and accounting fees) and the expenses of integrating the operations of the two companies (consisting primarily of changes in reserve estimates for liability and workers' compensation claims and other combination costs) resulted in nonrecurring charge of $1,978,600 which was recorded in the first quarter of 1994. During the fourth quarter of 1994, management decided to consolidate certain duplicate activities. As a result of this decision, the headquarters facility used by Munson in Monmouth, Illinois was closed. The transaction costs associated with the elimination of this duplicate facility (consisting primarily of a write down of the facility and severance pay for the terminated employees) resulted in a nonrecurring charge of $1,515,774 which was recorded in the fourth quarter of 1994.

The merger has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of the merged entities.

                       HEARTLAND EXPRESS, INC.
                          AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS

Note 3.  Concentrations of Credit Risk and Major Customers

The Company's major customers represent the consumer appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 44%, 48%, and 43% of revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Operating revenue from customers with revenue exceeding 10% of total gross revenues in 1994, 1995 or 1996 approximated:


CUSTOMER                         1996          1995          1994
1                            $ 35,000,000  $ 28,000,000  $ 34,000,000
2                              17,000,000    17,000,000    23,000,000
3                              22,000,000    21,000,000    14,000,000

Note 4.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

Prior to the merger with Heartland, Munson had been an " S" corporation. " S" corporations do not typically record income tax liabilities since these generally represent personal obligations of the stockholders. The change in Munson's tax status, which resulted from the merger, required a deferred income tax obligation of $2,925,600 to be recorded in the first quarter of 1994.

The pro forma income tax expense (unaudited) presented on the accompanying consolidated statements of operations reflects the estimated amount of income tax that would have been recorded if Heartland and Munson had been combined for the entire year ended December 31, 1994.

Deferred tax assets and liabilities as of December 31 are as follows:

                                                1996          1995
Deferred income tax liabilities, related to
property and equipment                      $ 16,266,000   $ 17,393,000
                                            =============  =============
Deferred income tax assets:
  Allowance for doubtful accounts           $    153,000   $    153,000
  Accrued expenses                             1,914,000      1,344,000
  Insurance accruals                          10,938,000      9,835,000
  Other                                           52,000         45,000
                                            -------------  -------------
  Deferred income tax assets                $ 13,057,000   $ 11,377,000
                                            =============  =============

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

The income tax provision is as follows:


                             1996          1995          1994
Current income taxes:
Federal                  $ 16,769,090  $ 10,792,272  $ 10,486,640

State                         735,178       396,129     1,487,049
                         ------------- ------------- -------------
                         $ 17,504,268  $ 11,188,401  $ 11,973,689
                         ------------- ------------- -------------
Deferred income taxes:
Federal                  $ (2,689,106) $    873,000  $   (215,647)
State                        (117,894)       32,000       (24,000)
                         ------------- ------------- -------------
                         $ (2,807,000) $    905,000  $   (239,647)
                         ------------- ------------- -------------
Total                    $ 14,697,268  $ 12,093,401  $ 11,734,042
                         ============= ============= =============

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                             1996          1995          1994
Federal tax at statutory
rate (35%)               $ 13,904,716  $ 11,437,606  $  7,633,728
Non-deductible losses              --            --       527,820
Change in tax status,
Munson                             --            --     2,925,600
Non-deductible merger
expenses                           --            --       432,600
State taxes, net of
federal benefit               648,000       340,000       397,500
Non-taxable interest
income                       (797,000)     (441,000)      (88,000)
Other                         941,552       756,795       (95,206)
                         ------------- ------------- -------------
                         $ 14,697,268  $ 12,093,401  $ 11,734,042
                         ============= ============= =============

Note 5.  Related Party Transactions

The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $23,500 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2000 and contains a five year renewal option.

The total minimum rental commitment under the building lease is as follows:


              Year ending December 31:

                     1997              $   282,000
                     1998                  282,000
                     1999                  282,000
                     2000                  117,500
                                       ------------
                                       $   963,500
                                       ============

                            HEARTLAND EXPRESS, INC.
                               AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

Rent expense to the Company's president totaled $282,000, $239,500, and $180,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Rentals paid were increased in June, 1995 as a result of additional buildings being added to the lease agreement. The amended lease was on a month-to-month basis from June to December 1995, when the new lease was signed. The Company also maintains cash accounts with a bank owned by the Company's president. The Company sold a subsidiary to a stockholder and former director for $150,000, which approximated book value, in 1996. The Company also paid this shareholder $242,000 in connection with the settlement of an employment agreement and the shareholder repaid the Company $340,000, plus accrued interest, in 1996.

Note 6.  Accident and Workers' Compensation Claims

Accident and workers' compensation claims include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

Accrued claims are determined based on estimates of the ultimate cost of settling reported and unreported claims, including expected settlement expenses. Such estimates are based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses. In 1996 and 1995, such adjustments were not significant. In 1994, following the consummation of the Munson merger certain claims were increased to conform Munson's outstanding claims to practices utilized by the Company.

The Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by the underwriter.

The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by the underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit for approximately $7.8 million in connection with its liability and workers' compensation insurance arrangements.

Note 7. Stockholders' Equity

On September 12, 1996 the Company's Board of Directors approved a 1.5 for
1.0 split of the Company's common stock effected in the form of a 50% stock dividend for stockholders of record as of September 23, 1996. A total of 10,000,000 common shares were issued. On October 26, 1995, the Company's Board of Directors approved a 1.54 for 1.0 split of the Company's common stock effected in the form of a 54% stock dividend for stockholders of record as of November 20, 1995. A total of 7,009,540 common shares were issued. The stated par value of each share was not changed from $.10. All share and per share amounts, and capital accounts, have been restated to retroactively reflect the stock splits.

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Company contributions totaled $529,000, $434,000 and $512,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Munson Transportation defined contribution retirement plan was terminated in December 1994.

                HEARTLAND EXPRESS, INC.
                  AND SUBSIDIARIES

             NOTES TO FINANCIAL STATEMENTS

Note 9.  Long-Term Debt

Long-term debt and capital lease obligations at December 31, 1995 consisted of capital lease obligations of $705,437 on revenue equipment, discounted at rates of 7.9% to 13.2%, due in monthly installments through September 1996. The face value of long term debt was not materially different than the fair market value of the debt at December 31, 1995. The Company has no long-term debt and capital lease obligations at December 31, 1996.

Note 10. Commitments and Contingencies

Various claims and legal actions are pending against the Company. In management's opinion, the resolution of these matters will not materially impact the Company's financial condition or results of operations

Note 11. Quarterly Financial Information (Unaudited)


                               First    Second     Third    Fourth
                              (In Thousands, Except Per Share Data)
Year ended December 31, 1996
 Operating revenue           $ 54,363  $ 59,384  $ 58,178  $ 57,086
 Operating income               8,480     9,607     9,761     9,040
 Income before income taxes     9,096    10,207    10,460     9,965
 Net income                     5,731     6,431     6,589     6,279
 Earnings per common share       0.19      0.21      0.22      0.21

Year ended December 31, 1995
 Operating revenue           $ 47,583  $ 46,974  $ 47,528  $ 49,422
 Operating income               7,026     7,940     8,531     7,657
 Income before income taxes     7,282     8,291     8,970     8,136
 Net income                     4,587     5,226     5,646     5,126
 Earnings per common share       0.15      0.17      0.19      0.17

   SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

   Column A         Column B      Column C       Column D     Column E
                                 Charged To
                   Balance At  Cost                            Balance
                   Beginning    And       Other                At End
Description        of Period  Expense    Accounts  Deductions of Period
Allowance for
doubtful accounts:
 Year ended
 December 31, 1996 $ 402,812  $  33,710  $     --  $  33,710  $ 402,812
 Year ended
 December 31, 1995 $ 402,812  $   7,428  $     --  $   7,428  $ 402,812
 Year ended
 December 31, 1994 $ 573,629  $ 331,237  $     --  $ 502,054  $ 402,812