Form 10-Q
period 1997-03-31
HEARTLAND EXPRESS INC
filed 1997-05-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1997  Commission File No.  0-15087



                         HEARTLAND EXPRESS, INC.
           (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                   93-0926999
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)            Identification Number)



2777 Heartland Drive, Coralville, Iowa                 52241
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

Yes  X       No

At March 31, 1997, there were 30,000,000 shares of the Company's $.10 par value common stock outstanding.





                                   PART I

                            FINANCIAL INFORMATION
                                                                      Page
                                                                     Number

Item 1.    Financial statements

           Consolidated balance sheets
             March 31, 1997 (unaudited) and
             December 31, 1996                                         2-3
           Consolidated statements of income
             (unaudited) for the three month
             periods ended March 31, 1997 and 1996                      4
           Consolidated statements of cash flows
             (unaudited) for the three months ended
             March 31, 1997 and 1996                                    5
           Notes to financial statements                                6

Item 2.    Management's discussion and analysis of
             financial condition and results of
             operations                                                7-9


                                  PART II

                             OTHER INFORMATION


Item 1.   Legal proceedings                                             10

Item 2.   Changes in securities                                         10

Item 3.   Defaults upon senior securities                               10

Item 4.   Submission of matters to a vote of                            10
          security holders

Item 5.   Other information                                             10

Item 6.   Exhibits and reports on Form 8-K                            10-11

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

             ASSETS
             ------
                                                March 31,     DECEMBER 31,
                                                  1997            1996
                                             --------------  --------------
                                               (Unaudited)      *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents                   $  69,591,233   $  59,593,468
 Trade receivables, less allowance
 of $402,812 in each period                     19,026,305      15,696,591
 Prepaid tires                                     817,222       1,213,210
 Municipal bonds                                28,294,912      31,461,259
 Deferred income taxes                          14,728,300      13,057,000
 Other current assets                            2,108,716         395,594
                                             --------------  --------------
    Total current assets                     $ 134,566,688   $ 121,417,122
                                             --------------  --------------
PROPERTY AND EQUIPMENT
 Land and land improvements                  $   2,506,010   $   2,401,010
 Buildings                                       7,837,703       6,886,615
 Furniture and fixtures                          2,132,836       2,125,847
 Shop and service equipment                      1,236,521       1,245,337
 Revenue equipment                              97,652,981      97,433,211
                                             --------------  --------------
                                             $ 111,366,051   $ 110,092,020
 Less accumulated depreciation & amortization   45,053,700      41,697,199
                                             --------------  --------------
 Property and equipment, net                 $  66,312,351   $  68,394,821

                                             --------------  --------------
OTHER ASSETS                                 $   1,634,577   $   1,692,279
                                             --------------  --------------
                                             $ 202,513,616   $ 191,504,222
                                             ==============  ==============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1996 balance sheet.

                          HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                March 31,     DECEMBER 31,
                                                  1997            1996
                                             --------------  --------------
                                               (Unaudited)      *(Note 1)
CURRENT LIABILITIES
 Accounts payable & accrued liabilities      $  10,361,053   $  11,384,188
 Compensation & benefits                         3,995,586       3,878,002
 Income taxes payable                            8,118,087       3,913,871
 Insurance accruals                             31,405,506      30,085,809
 Other                                           2,388,946       2,310,185
                                             --------------  --------------
    Total current liabilities                $  56,269,178   $  51,572,055

DEFERRED INCOME TAXES                           15,950,000      16,266,000
                                             --------------  --------------
                                             $  72,219,178   $  67,838,055
                                             --------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, $.10 par value; authorized
  5,000,000 share; none issued               $          --   $          --
 Common, $.10 par value; authorized
  35,000,000 shares; issued and outstanding
  30,000,000 shares                              3,000,000       3,000,000
 Additional paid in capital                      3,908,170       3,908,170
 Retained earnings                             123,386,268     116,757,997
                                             --------------  --------------
                                             $ 130,294,438   $ 123,666,167
                                             --------------  --------------
                                             $ 202,513,616   $ 191,504,222
                                             ==============  ==============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1996 balance sheet.

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                   Three months ended
                                                        March 31,
                                                  1997            1996
                                             --------------  --------------
OPERATING REVENUE                            $  59,887,300   $  54,363,092
                                             --------------  --------------
OPERATING EXPENSES:
 Salaries, wages, benefits                   $  10,904,279   $  10,306,288
 Rent and purchased transportation              23,854,048      21,725,286
 Operations and maintenance                      6,184,116       5,426,063
 Taxes and licenses                              1,341,751       1,311,771
 Insurance and claims                            2,861,619       2,354,234
 Communications and utilities                      635,948         516,541
 Depreciation                                    3,302,138       3,463,551
 Other operating expenses                        1,162,403         968,640
 (Gain) on sale of fixed assets                       (800)       (189,041)
                                             --------------  --------------
                                             $  50,245,502   $  45,883,333
                                             --------------  --------------
    Operating income                         $   9,641,798   $   8,479,759
Interest income                                    879,045         631,671
Interest expense                                         0         (15,158)
                                             --------------  --------------
Income before income taxes                   $  10,520,843   $   9,096,272
Federal and state income taxes(Note 2)           3,892,572       3,365,619
                                             --------------  --------------
Net income                                   $   6,628,271   $   5,730,653
                                             ==============  ==============
Earnings per common share:
 Net income                                  $        0.22   $        0.19
                                             ==============  ==============
Weighted average shares outstanding             30,000,000      30,000,000
                                             ==============  ==============

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                 1997             1996
                                             --------------  --------------
OPERATING ACTIVITIES
 Net income                                  $   6,628,271   $   5,730,653
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                  3,365,316       3,559,752
  Deferred income taxes                         (1,987,300)       (700,000)
  Gain on sale of fixed assets                        (800)       (189,041)
  Changes in certain working capital items:
   Trade receivables                            (3,329,714)        138,216
   Other current assets                         (1,713,122)     (1,390,568)
   Prepaid expenses                                348,007         652,037
   Accounts payable and accrued expenses         2,210,170       2,315,915
   Accrued income taxes                          4,204,216       3,969,651
                                             --------------  --------------
  Net cash provided by operating activities  $   9,725,044   $  14,086,615
                                             --------------  --------------
INVESTING ACTIVITIES
 Proceeds from sale of prop. and equipment             801         393,513
 Purchase of property and equipment             (2,952,129)         (2,829)
 Redemption (purchase) of municipal bonds        3,166,347      (3,225,408)
 Other                                              57,702         (20,026)
                                             --------------  --------------
 Net cash (used) in investment activities    $     272,721   $  (2,854,750)
                                             --------------  --------------
FINANCING ACTIVITIES
 Principal payments on long-term notes       $           0   $    (134,320)
                                             --------------  --------------
  Net cash (used in) financing activities    $           0   $    (134,320)
                                             --------------  --------------

  Net increase in cash and cash equivalents  $   9,997,765   $  11,097,545

CASH AND CASH EQUIVALENTS
 Beginning of year                              59,593,468      46,162,143
                                             --------------  --------------
 End of quarter                              $  69,591,233   $  57,259,688
                                             ==============  ==============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                  $           0   $      15,158
   Income taxes                                  1,675,656          95,967
 Noncash investing activities:
   Book value of revenue equipment traded    $           0   $   2,677,133

                          HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  Income Taxes

Income taxes for the three month period ended March 31, 1997 are based on the Company's estimated effective tax rates. The rate for the three eriods ended March 31, 1997 and 1996 was 37%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations of the quarter ended March 31, 1997 compared with the same period in 1996, and the changes in financial condition through the first quarter of 1997.

Results of Operations:

Operating revenue increased 10.2% to $59.9 million in the first quarter of 1997 from $54.4 million in the first quarter of 1996. The revenue increase was attributable primarily to increased business from existing customers.

Salaries, wages, and benefits increased to $10.9 million in the first quarter of 1997 from $10.3 in the first quarter of 1996. As a percentage of revenue, salaries, wages and benefits decreased to 18.2% in the first quarter of 1997 from 19.0% in the first quarter of 1996. The cost increase was the result of the increase in the Company driver mileage pay rate effective January 1, 1997.

Rent and purchased transportation increased to $23.8 million during the first quarter of 1997 from $21.7 million during the first quarter of 1996. As a percentage of revenue, rent and purchased transportation decreased to 39.8% in the first quarter of 1997 from 40.0% in the first quarter of 1996. The cost increase was attributable to the January 1, 1997 increase in the independent contractor mileage pay rate and also as a result of fuel surcharges paid to independent contractors.

Operations and maintenance increased to $6.2 million in the first quarter of 1997 from $5.4 million in the first quarter of 1996. As a percentage of revenue, operations and maintenance increased to 10.3% of revenue in the first quarter of 1997 from 10.0% during the first quarter of 1996. For quarter, the increase was primarily attributable to higher fuel prices and an increase in the number of miles driven by the Company drivers.

Taxes and licences were unchanged at $1.3 million in the first quarter of 1997 and the first quarter of 1996. As a percentage of revenue taxes and licences decreased to 2.2% in the first quarter of 1997 from 2.4% in the first quarter of 1996. This reflects Heartlands commitment to managing this area and rotating the available plates and permits.

Insurance and claims increased to $2.9 million in the first quarter of 1997 from $2.4 million in the first quarter of 1996. As a percentage of revenue, insurance and claims increased to 4.8% in the first quarter of 1997 from 4.3% in the first quarter of 1996. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Depreciation decreased to $3.3 million during the first quarter of 1997 from $3.5 million reported in the first quarter of 1996. As a percentage of revenue, depreciation decreased to 5.5% of revenue during the first quarter of 1997 from 6.4% during the first quarter of 1996. Depreciation decreased because of reduced reliance on company-owned tractors as a percentage of the Company's fleet and a corresponding increase in the percentage of the fleet being supplied by independent contractors.

Other operating expenses increased to $1.2 million during the first quarter of 1997 from $1.0 million during the first quarter of 1996. As a percentage of revenue, other operating expenses increased to 1.9% in the first quarter of 1997 from 1.8% in the first quarter of 1996. This was primarily caused by the increases in advertising for new professional drivers.

The Company's effective tax rate was 37.0% for the three month periods ended March 31, 1997 and 1996.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.9% during the first quarter of 1997 compared with 84.4% during the first quarter of 1996. Net income increased 15.7% to $6.6 million during the first quarter of 1997 from $5.7 million during the first quarter of 1996. The decrease in the operating ratio for the first quarter of 1997 was attributable to managements emphasis on controlling costs.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments on new revenue equipment. The Company's primary source of liquidity is funds provided by operations. Management expects to finance future growth in company-owned revenue equipment primarily through cash flow from operations and revenue equipment trade allowances.

The Company's primary sources of cash flow from operations are net income increased by depreciation. The Company's principal use of cash in operations is to finance receivables and expenses associated with growth in the business. Net cash flow provided by operating activities was $9.7 million during the first three months of 1997 and $14.1 million for the first three months of 1996.

Working capital at March 31, 1997 was $78.3 million compared with $69.8 million at December 31, 1996. This increase is primarily due to increases in cash, cash equivalents, and municipal bonds during the first three months of 1997. At March 31, 1997, the Company had $97.9 million in cash, cash equivalents, and municipal bonds, and such investments generated $0.9 million in interest income (primarily tax exempt) during the three months ended March 31, 1997.

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

   4.2      Bylaws                                  Incorporated by
                                                    Reference to the
                                                    Company's registration
                                                    statement on form S-1,
                                                    Registration No. 33-
                                                    8165, effective
                                                    November 5, 1986.

   10.1     Business Property Lease                 Incorporated by
            between Russell A. Gerdin               Reference to the
            as Lessor and the Company               Company's Form 10-K
            as Lessee, regarding the                for the year ended
            Company's headquarters at               December 31, 1996.
            2777 Heartland Drive,
            Coralville, Iowa 52241

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

                                                  HEARTLAND EXPRESS, INC.

                                                   BY: /s/ John P. Cosaert
                                                       JOHN P. COSAERT
                                                   Executive Vice-President
                                                     Finance and Treasurer