Form 10-Q
period 1997-06-30
HEARTLAND EXPRESS INC
filed 1997-08-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C. 20549


                 FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d OF THE

      SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1997  Commission File No.  0-15087



                         HEARTLAND EXPRESS, INC.

(Exact Name of Registrant as Specified in Its Charter)



          Nevada                                   93-0926999
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)            Identification Number)



2777 Heartland Drive, Coralville, Iowa              52241
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

               Yes    X       No

At June 30, 1997, there were 30,000,000 shares of the Company's
$0.01 par value common stock outstanding.





                   PART I

           FINANCIAL INFORMATION

Item 1.   Financial statements

          Consolidated balance sheets
            June 30, 1997 (unaudited) and
            December 31, 1996                                           2-3
          Consolidated statements of income
            (unaudited) for the three and six month
            periods ended June 30, 1997 and 1996                         4
          Consolidated statements of cash flows
                 (unaudited) for the six months ended
                 June 30, 1997 and 1996                                  5
          Notes to financial statements                                  6

     Item 2.   Management's discussion and analysis of
                 financial condition and results of
                 operations                                            7-10



                  PART II

             OTHER INFORMATION


     Item 1.   Legal proceedings                                        11

     Item 2.   Changes in securities                                    11

     Item 3.   Defaults upon senior securities                          11

     Item 4.   Submission of matters to a vote of
               security holders                                         11

     Item 5.   Other information                                        11

     Item 6.   Exhibits and reports on Form 8-K                       11-12

                        HEARTLAND EXPRESS, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                      June 30,     DECEMBER 31,
                                        1997         1996
                                  -------------- ---------------
                                    (Unaudited)     *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents        $  95,246,447   $   59,593,468
 Trade receivables, less allowance
 of $402,812 in each period          19,943,096       15,696,591
 Prepaid tires                          732,137        1,213,210
 Municipal bonds                     10,445,727       31,461,259
 Deferred income taxes               15,356,500       13,057,000
 Other current assets                 1,823,773          395,594
                                  -------------- ---------------
     Total current assets         $ 143,547,680   $  121,417,122
                                  -------------- ---------------
PROPERTY AND EQUIPMENT
 Land and land improvements       $   2,506,010   $    2,401,010
 Buildings                            7,837,703        6,886,615
 Furniture and fixtures               2,235,836        2,125,847
 Shop and service equipment           1,330,289        1,245,337
 Revenue equipment                   98,230,024       97,433,211
                                  -------------- ---------------
                                  $ 112,139,862   $  110,092,020
 Less accumulated depreciation
    & amortization                   47,879,174       41,697,199
                                  -------------- ---------------
Property and equipment, net       $  64,260,688   $   68,394,821
                                  --------------- --------------
OTHER ASSETS                      $   1,679,408   $    1,692,279
                                  --------------- --------------
                                  $ 209,487,776   $  191,504,222
                                  =============== ==============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1996 balance sheet.

                         HEARTLAND EXPRESS, INC.
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June 30,     DECEMBER 31,
                                       1997           1996
                                  -------------- ---------------
                                     (Unaudited)     *(Note 1)
CURRENT LIABILITIES
 Accounts payable & accrued
  liabilities                     $   10,606,271  $   11,384,188
 Compensation & benefits               4,847,486       3,878,002
 Income taxes payable                  4,531,804       3,913,871
 Insurance accruals                   33,162,953      30,085,809
 Other                                 2,467,458       2,310,185
                                  -------------- ---------------
    Total current liabilities     $   55,615,972  $   51,572,055
DEFERRED INCOME TAXES                 15,848,000      16,266,000
                                  -------------- ---------------
                                  $   71,463,972  $   67,838,055
                                  -------------- ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, par value 1997 $.01;
    1996 $.10 Authorized
    5,000,000 share; none issued  $           --  $           --
  Common, par value 1997 $.01;
    1996 $.10 Authorized
    shares 1997 395,000,000;
    1996 35,000,000; issued and
    outstanding 30,000,000 shares        300,000       3,000,000
 Additional paid in capital            6,608,170       3,908,170
 Retained earnings                   131,115,634     116,757,997
                                  -------------- ---------------
                                  $  138,023,804  $  123,666,167
                                  -------------- ---------------
                                  $  209,487,776  $  191,504,222
                                  ============== ===============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1996 balance sheet.

                              HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Three months ended        Six months ended
                                    June 30,                    June 30,
                               1997          1996         1997            1996
                            ------------  ------------ ------------- -------------
OPERATING REVENUE           $ 65,381,405  $ 59,383,574  $125,268,705  $113,746,666
                            ------------  ------------ -------------  ------------
OPERATING EXPENSES:
 Salaries, wages, benefits  $ 11,688,827  $  9,750,869  $ 22,593,106  $ 20,057,157
 Rent and purchased
  transportation              26,801,685    25,286,282    50,655,733    47,011,568
 Operations and maintenance    6,276,055     5,559,281    12,460,171    10,985,343
 Taxes and licenses            1,413,861     1,450,383     2,755,612     2,762,154
 Insurance and claims          3,073,478     2,726,671     5,935,097     5,080,905
 Communications and utilities    520,913       515,226     1,156,861     1,031,767
 Depreciation                  3,345,012     3,541,140     6,647,150     7,004,691
 Other operating expense       1,090,205       946,721     2,252,608     1,915,361
 (Gain) on sale of
   fixed assets                 (24,980)            0      (25,780)      (189,041)
                            ------------  ------------  ------------  ------------
                            $ 54,185,056  $ 49,776,573  $104,430,558  $ 95,659,905
                            ------------  ------------  ------------  ------------
    Operating income        $ 11,196,349  $  9,607,001  $ 20,838,147  $ 18,086,761
Interest income                1,072,712       611,141     1,951,757     1,242,812
Interest expense                       0       (10,920)            0      (26,078)
                            ------------  ------------  ------------  ------------
Income before income taxes  $ 12,269,061  $ 10,207,222  $ 22,789,904  $ 19,303,495
Federal and state
  income taxes(Note 2)         4,539,695     3,776,728     8,432,267     7,142,347
                            ------------  ------------  ------------  ------------
Net income                  $  7,729,366  $  6,430,494  $ 14,357,637  $ 12,161,148
                            ============  ============  ============  ============
Earnings per common share:
 Net income                 $       0.26  $       0.21  $       0.48  $       0.41
                            ============  ============  ============  ============
Weighted average shares
 outstanding                  30,000,000    30,000,000    30,000,000    30,000,000
                            ============  ============  ============  ============

                                 HEARTLAND EXPRESS, INC.
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                            1997          1996

OPERATING ACTIVITIES
Net income                                           $  14,357,637  $  12,161,148
Adjustments to reconcile to net cash
 provided by operating activities:
   Depreciation and amortization                         6,764,674      7,197,151
   Deferred income taxes                                (2,717,500)    (1,239,300)
   Gain on sale of fixed assets                            (15,564)      (189,041)
   Changes in certain working capital items:
     Trade receivables                                  (4,246,505)       295,583
     Other current assets                               (1,484,429)    (1,030,169)
     Prepaid Expenses                                      409,169        766,297
     Accounts payable and accrued expenses               6,599,212      3,752,300
     Accrued income taxes                                  617,933      1,106,640
                                                    --------------  -------------
   Net cash provided by operating activities        $   20,284,627  $  22,820,609
                                                    --------------  -------------
INVESTING ACTIVIES
   Proceeds from sale of prop. and equipment                25,780        393,513
   Purchase of property and equipment                   (5,685,831)    (2,849,793)
   Redemption of municipal bonds                        21,015,532      2,519,461
   Other                                                    12,871         (7,104)
                                                    --------------  -------------
Net cash provided by investment activities          $   15,368,352  $      56,077
                                                    --------------  -------------
FINANCING ACTIVITIES
Principal payments on long-term notes               $            0  $    (426,733)
                                                    --------------  -------------
Net cash (used in) financing activities             $            0  $    (426,733)
                                                    --------------  -------------
Net increase in cash and cash equivalents           $   35,652,979  $  22,449,953
CASH AND CASH EQUIVALENTS
Beginning of year                                       59,593,468     46,162,143
                                                    --------------  -------------
End of quarter                                      $   95,246,447  $  68,612,096
                                                    ==============  =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                          $            0  $      26,078
  Income taxes                                          10,531,834      7,275,699
Noncash investing activities:
Book value of revenue equipment traded              $      340,884  $   5,585,217

                               -5-
                     HEARTLAND EXPRESS, INC.
                         AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  Income Taxes

Income taxes for the three and six month periods ended June 30, 1997 are based on the Company's estimated effective tax rates.
The rate for the three and six month periods ended June 30, 1997 and 1996 was 37%.

Note 3.  Subsequent Event

On July 14, 1997, the Company acquired the outstanding stock of A & M Express, Inc., a Kingsport, Tennessee based truckload motor carrier. The acquisition will be accounted for by the purchase method of accounting. A & M Express, Inc. reported gross revenues for 1996 of approximately $28 million.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter and six months ended June 30, 1997 compared with the same periods in 1996, and the changes in financial condition through the second quarter of 1997.

Results of Operations:

Operating revenue increased 10.1% to $65.4 million in the second quarter of 1997 from $59.4 million in the second quarter of 1996. Operating revenue for the six months ended June 30, 1997, (the "1997 Period") increased 10.1% to $125.3 million from $113.7 million for the six months ended June 30, 1996 (the "1996 Period"). In both periods, the revenue increase was attributable to the Company's expansion of the customer base as well as increased business volume from existing customers.

Salaries, wages, and benefits increased to 17.9% of revenue in the second quarter of 1997 from 16.4.% in the second quarter of 1996 and to 18.0% of revenue in the 1997 Period from 17.6% of revenue in the 1996 Period. For both the quarter and six month periods, the increase was the result of the increase in the company driver mileage pay rate effective January 1, 1997 and increased reliance on the company driver fleet. During the second quarter of 1997, company drivers accounted for 39.7% and independent contractors 60.3% of the total fleet miles, compared with 37.6% and 62.4%, respectively, in the second quarter of 1996. During the first six months of 1997, company drivers accounted for 40.2% and independent contractors 59.8% of the total fleet miles, compared with 39.6% and 60.4% respectively in the first six months of 1996.

Rent and purchased transportation decreased to 41.0% of revenue during the second quarter of 1997 from 42.6% in the second quarter of 1996 and to 40.4% of revenue during the 1997 Period from 41.3% during the 1996 Period. The decrease in both the quarter and six months was attributable to the slight decrease in percentage of fleet miles driven by independent contractors.

Operations and maintenance expense increased to 9.6% of revenue in the second quarter of 1997 from 9.4% in the second quarter of 1996 and to 9.9% of revenue during the 1997 Period from 9.7% during the 1996 Period. For both the quarter and six months, the increase was attributable to an increase in miles driven by company drivers. Cost increases associated with increased miles were offset by a decrease in fuel costs in the second quarter of 1997.

Taxes and licences decreased to 2.2% of revenue in the second quarter of 1997 from 2.4% in the second quarter of 1996 and to 2.2% of revenue during the 1997 period from 2.4% during the 1996 period.

Insurance and claims increased slightly in the second quarter and first six months of 1997 versus the same periods in 1996. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Depreciation decreased to 5.1% of revenue during the second quarter of 1997 from 6.0% reported in the second quarter of 1996 and to 5.3% of revenue during the 1997 Period from 6.2% during the 1996 Period. For both the quarter and six months, depreciation as a percentage of revenue decreased because of an increase in miles driven by independent contractors and from better utilization of company-owned tractors.

Other operating expenses increased slightly as a percentage of revenue in both the second quarter and the first six months of 1997 versus the same periods in 1996.

Interest income (net) increased to $1.1 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996 and to $1.9 million for the 1997 period from $1.2 million for the 1996 period. The Company invests primarily in tax exempt financial instruments. The Company's effective tax rate was 37.0% for both the three and six month periods ended June 30, 1997 and 1996.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.9% during the second quarter of 1997 compared with 83.8%
during the second quarter of 1996 and 83.4 % during the 1997 Period compared with 84.1% during the 1996 Period. Net income increased 20.2% to $7.7 million during the second quarter of 1997 from $6.4 million during the second quarter of 1996, and increased 18.1% to $14.3 million during the 1997 Period from $12.2 million during the 1996 Period. The decrease in the operating ratio for both 1997 periods and the corresponding increase in net income was attributable primarily to management's emphasis on controlling costs.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand.

The Company's primary sources of cash flow from operations are net income increased by depreciation. The Company's principal use of cash in operations is to finance receivables and expenses associated with growth in the business. Net cash flow provided by operating activities was $20.3 million during the first six months of 1997 and $22.8 million for the first six months of 1996.

Working capital at June 30, 1997 was $87.9 million compared with $69.8 million at December 31, 1996. This increase is primarily due to increases in cash, cash equivalents, and municipal bonds during the first six months of 1997. At June 30, 1997, the Company had $105.7 million in cash, cash equivalents, and municipal bonds, and such investments generated $1.9 million in interest income (primarily tax exempt) during the six months ended June 30, 1997. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner-operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on forms 10-K and 10-Q.

                             PART II



                        OTHER INFORMATION
     Item 1.   Legal Proceedings
               Not applicable

     Item 2.   Changes in securities
               Not applicable

     Item 3.   Defaults upon senior securities
               Not applicable

     Item 4. Submission of matters to a vote of security holders
               Not applicable

     Item 5.   Other information
               Not applicable

     Item 6.   Exhibits and reports on Form 8-K
               There were no reports on Form 8-K during the 2nd
               Quarter of 1997.

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