Form 10-Q
period 1997-09-30
HEARTLAND EXPRESS INC
filed 1997-11-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE

                      SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1997  Commission File No.  0-15087


                         HEARTLAND EXPRESS, INC.
          (Exact Name of Registrant as Specified in Its Charter)



          Nevada                              93-0926999
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)          Identification Number)



2777 Heartland Drive, Coralville, Iowa              52241
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

                   Yes       X       No


At September 30, 1997, there were 30,000,000 shares of the Company's $0.01 par value common stock outstanding.





                                  PART I

                           FINANCIAL INFORMATION

                                                                      Page
                                                                     Number

          Item 1.     Financial statements

                      Consolidated balance sheets
                        September 30, 1997 (unaudited) and
                        December 31, 1996                               2-3
                      Consolidated statements of income
                       (unaudited) for the three and nine month
                        periods ended September 30, 1997 and 1996         4
                      Consolidated statements of cash flows
                       (unaudited) for the nine months ended
                       September 30, 1997 and 1996                        5
                      Notes to financial statements                       6

     Item 2.          Management's discussion and analysis of
                       financial condition and results of
                       operations                                      7-10


                                  PART II

                             OTHER INFORMATION


     Item 1.   Legal proceedings                                         11

     Item 2.   Changes in securities                                     11

     Item 3.   Defaults upon senior securities                           11

     Item 4.   Submission of matters to a vote of                        11
               security holders

     Item 5.   Other information                                         11

     Item 6.   Exhibits and reports on Form 8-K                       11-12

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

          ASSETS
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1997         1996
                                                   --------------- -------------
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                         $    70,900,045 $  59,593,468
 Trade receivables, less allowance
 of $702,812 in each period                             24,424,065    15,696,591
 Prepaid tires                                           1,905,440     1,213,210
 Municipal bonds                                        12,262,276    31,461,259
 Deferred income taxes                                  16,006,500    13,057,000
 Other current assets                                    1,828,278       395,594
                                                   --------------- -------------
    Total current assets                           $   127,326,604 $ 121,417,122
                                                   --------------- -------------
PROPERTY AND EQUIPMENT
 Land and land improvements                        $     3,971,843 $   2,401,010
 Buildings                                               9,215,476     6,886,615
 Furniture and fixtures                                  2,601,115     2,125,847
 Shop and service equipment                              1,401,746     1,245,337
 Revenue equipment                                     121,004,459    97,433,211
                                                   ---------------- ------------
                                                   $   138,194,639 $ 110,092,020
 Less accumulated depreciation & amortization           51,799,058    41,697,199
                                                   ---------------- ------------
 Property and equipment, net                       $    86,395,581 $  68,394,821
                                                   ---------------- ------------
OTHER ASSETS                                       $     7,527,635 $   1,692,279
                                                   ---------------- --------- --
                                                   $   221,249,820 $ 191,504,222
                                                   ================ ============

See accompanying notes to consolidated financial statements.

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                    ------------- --------------
                                                     (UNAUDITED)
CURRENT LIABILITIES
 Accounts payable & accrued liabilities             $  11,545,012 $  11,384,188
 Compensation & benefits                                5,252,348     3,878,002
 Income taxes payable                                   4,538,410     3,913,871
 Insurance accruals                                    34,562,547    30,085,809
 Other                                                  2,963,886     2,310,185
                                                    -------------- -------------
    Total current liabilities                       $  58,862,203 $  51,572,055

DEFERRED INCOME TAXES                                  15,961,000    16,266,000
                                                    -------------- -------------
                                                    $  74,823,203 $  67,838,055
                                                    -------------- -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, par value 1997 $.01; 1996 $.10
    Authorized 5,000,000 share; none issued         $          -- $          --
 Common, par value 1997 $.01; 1996 $.10
    Authorized shares 1997 395,000,000;
    1996 35,000,000; issued and outstanding
    30,000,000 shares                                     300,000     3,000,000
 Additional paid in capital                             6,608,170     3,908,170
 Retained earnings                                    139,518,447   116,757,997
                                                   --------------- -------------
                                                    $  146,426,617 $ 123,666,167
                                                   --------------- -------------
                                                    $  221,249,820 $ 191,504,222
                                                   =============== =============

See accompanying notes to consolidated financial statements.

                                HEARTLAND EXPRESS, INC.
                                   AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                         Three months ended         Nine months ended
                                            September 30,             September 30,
                                      ------------- ------------- ------------- -------------
                                          1997          1996          1997          1996
OPERATING REVENUE                     $  70,179,846 $  58,177,937 $ 195,448,551 $ 171,924,603
                                      ------------- ------------- ------------- -------------
OPERATING EXPENSES:
 Salaries, wages, benefits            $  13,478,023 $  10,129,576 $  36,071,129 $  30,186,733
 Rent and purchased transportation       25,946,445    23,924,344    76,602,178    70,935,912
 Operations and maintenance               7,798,257     5,231,531    20,258,428    16,216,874
 Taxes and licenses                       1,645,831     1,379,260     4,401,443     4,141,414
 Insurance and claims                     2,456,295     2,614,319     8,391,392     7,695,224
 Communications and utilities              751,781       512,504     1,905,781     1,544,271
 Depreciation                            4,787,204     3,235,931    11,437,215    10,240,622
 Other operating expense                 1,238,926     1,389,160     3,491,534     3,304,521
(Gain) on sale of fixed assets             (6,739)             0      (32,519)     (189,041)
                                     ------------- ------------- ------------- --------------
                                     $  58,096,023 $  48,416,625 $ 162,526,581 $ 144,076,530
                                     ------------- ------------- ------------- --------------
    Operating income                 $  12,083,823 $   9,761,312 $  32,921,970 $  27,848,073
Interest income, net                       844,204       698,296     2,795,961     1,915,030
                                     ------------- ------------- ------------- --------------
Income before income taxes           $  12,928,027 $  10,459,608 $  35,717,931 $  29,763,103
Federal and state income taxes(Note 2)   4,525,214     3,870,265    12,957,481    11,012,612
                                     ------------- ------------- ------------- --------------
Net income                           $   8,402,813 $   6,589,343 $  22,760,450 $  18,750,491
                                     ============= ============= ============= ==============
Earnings per common share:
 Net income                          $        0.28 $        0.22 $        0.76 $        0.63
                                     ============= ============= ============= =============
Weighted average shares outstanding     30,000,000    30,000,000    30,000,000    30,000,000
                                     ============= ============= ============= =============

See accompanying notes to consolidated financial statements.

                                  HEARTLAND EXPRESS, INC.
                                     AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (Unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                       1997        1996
                                                                   ------------- ------------
OPERATING ACTIVITIES
 Net income                                                        $  22,760,450 $ 18,750,491
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                                       11,868,268   10,529,284
  Deferred income taxes                                              (3,254,500)  (1,313,000)
  Gain on sale of fixed assets                                          (22,303)    (189,041)
  Changes in certain working capital items:
   Trade receivables                                                 (4,657,077)      899,602
   Other current assets                                              (1,453,934)  (1,177,021)
   Prepaid expenses                                                      897,759    1,257,340
   Accounts payable and accrued expenses                               7,279,887    4,207,000
   Accrued income taxes                                                  452,539      818,612
                                                                    ------------- ------------
   Net cash provided by operating activities                        $  33,871,039 $ 33,783,267
                                                                    ------------- ------------
INVESTING ACTIVITIES
 Proceeds from sale of prop. and equipment                                32,519      393,513
 Capital expenditures and acquisition                               (22,598,157)  (2,683,371)
 Redemption of municipal bonds                                        19,198,983    1,294,461
 Other                                                                 (655,722)     (16,685)
                                                                   ------------- ------------
 Net cash used in investing activities                             $ (4,022,377) $(1,012,082)
                                                                   ------------- ------------
FINANCING ACTIVITIES
 Principal payments on long-term notes                             $(18,542,135) $  (705,437)
                                                                   ------------- ------------
  Net cash used in financing activities                            $(18,542,135) $  (705,437)
                                                                   ------------- ------------
  Net increase in cash and cash equivalents                        $  11,306,577 $ 32,065,748

CASH AND CASH EQUIVALENTS
 Beginning of year                                                    59,593,468   46,162,143
                                                                   ------------- ------------
 End of quarter                                                    $  70,900,045 $ 78,227,891
                                                                   ============= ============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                                       $       64,513 $     30,943
   Income taxes                                                       15,587,442   11,507,001
 Noncash investing activities:
   Book value of revenue equipment traded                          $   1,002,703 $  5,585,217

See accompanying notes to consolidated financial statements.

                           HEARTLAND EXPRESS, INC.
                              AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company")annual report on Form 10-K for the year ended December 31, 1996.



Note 2.  Acquisition

On July 14, 1997, the Company acquired the outstanding stock of A & M Express, Inc., ("A & M") a Kingsport, Tennessee based truckload motor carrier. The acquisition was accounted for by the purchase method of accounting. A & M Express, Inc.,a dry van carrier that operates predominantly in the eastern half of the United States, reported gross revenues for 1996 of approximately $28 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter and nine months ended September 30, 1997 compared with the same periods in 1996, and the changes in financial condition through the third quarter of 1997.

Results of Operations:

Operating revenue increased 20.6% to $70.1 million in the third quarter of 1997 from $58.2 million in the third quarter of 1996. Operating revenue for the nine months ended September 30, 1997, increased 13.7% to $195.4 million from $171.9 million for the nine months ended September 30, 1996. The revenue increase for the compared periods is a result of increased shipper demand and an increased customer base due to the July acquisition of A & M Express, Inc.

Salaries, wages, and benefits increased to 19.2% of revenue in the third quarter of 1997 from 17.4% in the third quarter of 1996 and to 18.5% of revenue in the 1997 nine month period from 17.6% of revenue in the compared 1996 period. For both the quarter and nine month periods, the increase was the result of the increase in the company driver mileage pay rate effective January 1, 1997 and increased reliance on the company driver fleet. During the third quarter of 1997, company drivers accounted for 46.1% and independent contractors 53.9% of the total fleet miles, compared with 38.8% and 61.2%, respectively, in the third quarter of 1996. During the first nine months of 1997, company drivers accounted for 42.3% and independent contractors 57.7% of the total fleet miles, compared with 39.3% and 60.7% respectively in the first nine months of 1996.

The aforementioned increased reliance on the company driver fleet contributed to a shift in costs from rent and purchased transportation to several other expense categories as follows.

Rent and purchased transportation decreased to 37.0% of revenue during the third quarter of 1997 from 41.1% in the third quarter of 1996 and to 39.2% of revenue during the nine months ended September 30, 1997, from 41.3% during the compared 1996 period. The decrease in both the quarter and nine months was attributable to the decrease in percentage of fleet miles driven by independent contractors.

Operations and maintenance expense increased to 11.1% of revenue in the third quarter of 1997 from 9.0% in the third quarter of 1996 and increased to 10.4% of revenue during the nine month 1997 period from 9.4% during the compared 1996 Period. The increase results from the reduced percentage of fleet miles driven by independent contractors who pay their own fuel, maintenance, and repair costs.

Insurance and claims represented 3.5% and 4.5% of revenues in the third quarter of 1997 and 1996. For the compared nine month periods, this expense decreased to 4.3% of revenue in 1997 from 4.5% in 1996. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes based on historical claims development trends.

Depreciation increased to 6.8% of revenue during the third quarter of 1997 from 5.6% reported in the third quarter of 1996. The increase resulted from the growth in the company-owned tractor fleet. The nine month periods were affected to a lesser extent.

Interest income (net) increased to $0.9 million for the three months ended September 30, 1997 from $0.7 million for the three months ended September 30, 1996 and to $2.9 million for the first nine months of 1997 from $1.9 million for the nine month 1996 period. The Company invests primarily in tax exempt financial instruments. The Company's effective income tax rate was 35% and 37% for the three months ended September 30, 1997 and 1996, respectively. The rates decreased to 36.5% for the first nine months of 1997, from 37.0% for the compared 1996 period. This decline is primarily attributable to the Company's investments in tax exempt instruments.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.8% during the third quarter of 1997 compared with 83.2% during the third quarter of 1996 and 83.2% during the first nine months of 1997, compared with 83.8% during the compared 1996 Period. Net income increased 27.5% to $8.4 million during the third quarter of 1997 from $6.6 million during the third quarter of 1996, and increased 21.4% to $22.8 million during the first nine months of 1997 from $18.8 million during the compared 1996 Period. The decrease in the operating ratio for both 1997 periods and the corresponding increase in net income was attributable primarily to cost controls, increased tractor utilization, and the reduction of empty miles driven.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position, management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the nine months ended September 30, 1997, the Company generated net cash flow from operations of $33.8 million and had municipal bond redemptions of $19.1 million. Net cash used in investing and financing activities included $22.5 million for capital expenditures and the acquisition of A & M, and $18.5 million for the retirement of debt assumed in the A & M acquisition.

Working capital at September 30, 1997 was $68.5 million, including $83.2 million in cash, cash equivalents, and municipal bonds. These investments generated $2.9 million in interest income (primarily tax exempt) during the nine months ended September 30, 1997. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increase in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner-operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on forms 10-K and 10-Q.

                                  PART II

                             OTHER INFORMATION

        Item 1.        Legal Proceedings
                       Not applicable

        Item 2.        Changes in securities
                       Not applicable

        Item 3.        Defaults upon senior securities
                       Not applicable

        Item 4. Submission of matters to a vote of security holders
                       Not applicable

        Item 5.        Other information
                       Not applicable

        Item 6.        Exhibits and reports on Form 8-K
                       There were no reports on Form 8-K during the 3rd Quarter of 1997.

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