Form 10-Q/A
period 1997-06-30
HEARTLAND EXPRESS INC
filed 1998-03-20
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C. 20549


                 FORM 10-QA


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

     Note: This form 10-QA is being submitted for the sole purpose of including Exhibits 3.3 and 4.3 which were omitted in the original filing. No other changes have been made to the original filing.

                        HEARTLAND EXPRESS, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                      June 30,     DECEMBER 31,
                                        1997         1996
                                  -------------- ---------------
                                    (Unaudited)     *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents        $  95,246,447   $   59,593,468
 Trade receivables, less allowance
 of $402,812 in each period          19,943,096       15,696,591
 Prepaid tires                          732,137        1,213,210
 Municipal bonds                     10,445,727       31,461,259
 Deferred income taxes               15,356,500       13,057,000
 Other current assets                 1,823,773          395,594
                                  -------------- ---------------
     Total current assets         $ 143,547,680   $  121,417,122
                                  -------------- ---------------
PROPERTY AND EQUIPMENT
 Land and land improvements       $   2,506,010   $    2,401,010
 Buildings                            7,837,703        6,886,615
 Furniture and fixtures               2,235,836        2,125,847
 Shop and service equipment           1,330,289        1,245,337
 Revenue equipment                   98,230,024       97,433,211
                                  -------------- ---------------
                                  $ 112,139,862   $  110,092,020
 Less accumulated depreciation
    & amortization                   47,879,17        41,697,199
                                  -------------- ---------------
Property and equipment, net       $  64,260,688   $   68,394,821
                                  --------------- --------------
OTHER ASSETS                      $   1,679,408   $    1,692,279
                                  --------------- --------------
                                  $ 209,487,776   $  191,504,222
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
                            ============  ============  ============  ============

                                 HEARTLAND EXPRESS, INC.
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                            1997          1996


OPERATING ACTIVITIES
Net income                                           $  14,357,637  $  12,161,148
Adjustments to reconcile to net cash
 provided by operating activities:
   Depreciation and amortization                         6,764,674       7,197,151
   Deferred income taxes                                (2,717,500)    (1,239,300)
   Gain on sale of fixed assets                            (15,564)      (189,041)
   Changes in certain working capital items:
     Trade receivables                                  (4,246,505)       295,583
     Other current assets                               (1,484,429)    (1,030,169)
     Prepaid Expenses                                      409,169        766,297
     Accounts payable and accrued expenses               6,599,212      3,752,300
     Accrued income taxes                                  617,933      1,106,640
                                                    --------------  -------------
   Net cash provided by operating activities        $   20,284,627  $  22,820,609
                                                    --------------  -------------
INVESTING ACTIVITIES
   Proceeds from sale of prop. and equipment                25,780        393,513
   Purchase of property and equipment                   (5,685,831)    (2,849,793)
   Redemption of municipal bonds                        21,015,532      2,519,461
   Other                                                    12,871         (7,104)
                                                    --------------  -------------
Net cash provided by investment activities          $   15,368,352  $      56,077
                                                    --------------  -------------
FINANCING ACTIVITIES
Principal payments on long-term notes               $            0  $    (426,733)
                                                    --------------  -------------
Net cash (used in) financing activities             $            0  $    (426,733)
                                                    --------------  -------------
Net increase in cash and cash equivalents           $   35,652,979  $  22,449,953
CASH AND CASH EQUIVALENTS
Beginning of year                                       59,593,468     46,162,143
                                                    --------------  -------------
End of quarter                                      $   95,246,447  $  68,612,096
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

Interest income (net) increased to $1.1 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996 and to $1.9 million for the 1997 period from $1.2 million for the 1996 period. The Company invests primarily in tax exempt financial instruments. The Company's effective tax rate was 37.0% for both the three six month periods ended June 30, 1997 and 1996.

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

     3.2       Bylaws                        Incorporated by
                                             Reference to the
                                             Company's
                                             registration
                                             statement on form
                                             S-1, Registration
                                             No. 33-8165,
                                             effective November
                                             5, 1986.
     3.3       Certificate of Amendment to   Filed Herewith
               Articles of Incorporation

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

     4.2       Bylaws                        Incorporated by
                                             Reference to the
                                             Company's
                                             registration
                                             statement on form
                                             S-1, Registration
                                             No. 33-8165,
                                             effective
                                             November 5, 1986.

     4.3       Certificate of Amendment to   Filed Herewith
               Articles of Incorporation

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

                                        HEARTLAND EXPRESS, INC.

                                BY: /s/ John P. Cosaert

                                             JOHN P. COSAERT
                                             Vice-President
                                             Finance and
                                             Treasurer

                           CERTIFICATE OF AMENDMENT
                       TO THE ARTICLES OF INCORPORATION
                          OF HEARTLAND EXPRESS, INC.

          (PURSUANT TO SECTION 78.39 OF THE NEVADA GENERAL CORPORATION LAW)

Pursuant to Section 78.39 of the Nevada General Corporation Law, the Undersigned hereby sets forth the following:

1. The name of the corporation is Heartland Express, Inc., a corporation organized under and existing by virtue of the laws of the State of Nevada (the "Corporation").

2. On February 18, 1997, the Board of Directors of the Corporation, pursuant to the aforementioned statute, adopted resolutions by unanimous consent approving the amendment of the Articles of Incorporation of the Corporation by deleting the first sentence of Article FOURTH and substituting the following in place thereof:


     The total number of shares of capital stock of all classes which the Corporation shall have authority to issue is Four Hundred Million (400,000,000) shares, of which Three Hundred Ninety Five Million (395,000,000) shares, par value One Cent ($.01) per share, shall be of a class designated "Common Stock" and Five Million (5,000,000) shares, par value One Cent ($0.01) per share, shall be of a class designated "Preferred Stock." The par value of all common stock shares outstanding on the date of filing this Certificate of Amendment shall be decreased to One Cent ($.01) per share without any change in the number of outstanding shares.

3. Pursuant to said unanimous written consent the Board of Directors declared the advisability of the aforesaid amendment and called upon the stockholders to meet and to vote for the adoption of the aforesaid amendment.

4. On May 15, 1997, at the annual meeting of the stockholders of the Corporation, where a quorum was present, 24,787,225 out of the 30,000,000 outstanding shares were represented in person or by proxy, and the amendment was approved by a vote of 21,428,513 shares of common stock FOR the amendment and 3,358,712 shares of common stock AGAINST or abstaining from a vote on the amendment.

       IN WITNESS WHEREOF, the undersigned hereby set forth their hands this 29th day of May, 1997.



                                                /s/ Russell A. Gerdin
                                            Russell A. Gerdin, President

ATTEST:


/s/ Russell A. Gerdin
Russell A. Gerdin, Secretary


STATE OF IOWA        )
                     )      ss.
COUNTY OF JOHNSON    )


Before me, Thomas E. Hill, a Notary Public in and for the state and county aforesaid, personally appeared Russell A. Gerdin, with whom I am personally acquainted, and who, upon oath, acknowledged himself to be the President and Secretary of Heartland Express, Inc., and that he as such President and Secretary being authorized to do so, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation as such President and Secretary.

Witness my hand and official seal at office in the state and county aforesaid, this 29th day of May, 1997.


                                                /s/ Thomas E. Hill
                                                Notary Public

My Commission expires: 7-7-2000