Form 10-K
period 1997-12-31
HEARTLAND EXPRESS INC
filed 1998-03-27
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended December 31, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ To ________________


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

Securities Registered Pursuant to section 12(g) of the Act: $0.01 Par Value
  Common Stock

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

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 9, 1998 was $440,105,826 (based upon $25.50 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as of March 9, 1998 was 30,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:  The information set forth under
Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than April 30, 1998.
PAGE

                           Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


Document and Location
                                 Part I
Item 1   Business                                   Page 3 herein
Item 2   Properties                                 Page 5 herein
Item 3   Legal Proceedings                          Page 5 herein
Item 4   Submission of Matters to a Vote of
         Stockholders                               Page 5 herein
                                 Part II
Item 5   Market for the Registrant's Common Equity
         and Related Stockholder Matters            Page 6 herein
Item 6   Selected Financial Data                    Page 7 herein
Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                 Pages 8-12 herein
Item 8   Financial Statements and Supplementary
         Data                                       Pages 12 and
                                                    17-26 herein
Item 9   Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                 Page 12 herein

                                 Part III
Item 10  Directors and Executive Officers of
         the Registrant                             Pages 2 to 4 of Proxy
                                                    Statement
Item 11  Executive Compensation                     Pages 5 and 6 of Proxy
                                                    Statement
Item 12  Security Ownership of Certain Beneficial
         Owners and Management                      Page 7 of Proxy
                                                    Statement
Item 13  Certain Relationships and Related
         Transactions                               Page 4 of Proxy
                                                    Statement
                                  Part IV
Item 14  Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                    Pages 13 and 14 herein
____________________________________________

       This report contains "forward-looking statements" in paragraphs that are marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                   PART I

ITEM 1. BUSINESS

General

       Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier based near Iowa City, Iowa. The Company provides nationwide transportation service to major shippers, using late-model equipment and a balanced fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

       Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the eleven years from 1986 to 1997, Heartland has grown to $262.5 million in revenue from $21.6 million and net income has increased to $30.0 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

       In addition to internal growth, Heartland has completed four acquisitions since 1987. These acquisitions have enabled Heartland to solidify its position within historical regions, expand its customer base in the East and Northeast United States, and to pursue new customer relationships in new markets. Most recently, in July 1997, Heartland increased its Eastern operations by acquiring A & M Express, Inc. located in Kingsport, Tennessee. A & M Express, Inc. is predominately a dry-van carrier that operates a primarily company-owned fleet. A & M reported gross
revenues of approximately $28 million in 1996.   A & M Express generates a
small portion of its revenues from the flat bed market. The Company is operating A & M Express as a separate subsidiary. However, administrative functions are being performed at Heartland's corporate headquarters. The purchase of A & M was funded by cash and investments.

       Heartland Express, Inc. is a holding company incorporated in Nevada, which owns, directly or indirectly, all of the stock of Heartland Express Inc. of Iowa, Heartland Equipment, Inc., Munson Transportation, Inc., Munson Transport Services, Inc., Munson Equipment, Inc., and A & M Express, Inc.

Operations

       Heartland's operations department focuses on serving customer needs and maximizing equipment utilization. The Company divides its operating area into geographic regions and appoints a regional dispatcher for each region. Regional dispatchers communicate with customers and drivers to coordinate equipment resources with inbound and outbound load demand. Dispatchers are responsible for monitoring the timeliness of all pickups
and deliveries within their regions.   Frequent driver contact enables
dispatchers to closely monitor equipment and load positions to ensure proper performance. Serving the short to medium haul market (590-mile average length of haul in 1997) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

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

The Company's primary customers include both retailers and manufacturers. Freight transported for the most part is non-perishable and predominantly does not require driver handling. Heartland's reputation for quality service, reliable equipment and equipment availability makes it a core carrier to many of its customers.

       Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building additional service in the Company's primary traffic lanes will assist in controlling empty miles and enhancing driver "home time."

       The Company's 25, 10, and 5 largest customers accounted for 70%, 54%, and 39% of revenue, respectively, in 1997. Major customers of the Company represent the consumer goods appliances, packaged food products, and automotive industries. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 15% of revenue in 1997. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

       Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 1997, Heartland employed 1,353 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a balanced fleet of company and independent contractor tractors. Management believes that a balanced fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

Revenue Equipment

       Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value.

Competition

       The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (590-mile average length of haul). Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

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


ITEM 2.       FACILITIES AND PROPERTIES

       Heartland's headquarters is located adjacent to Interstate 80, near Iowa City, Iowa. The facilities include five acres of land, two office buildings of approximately 25,000 square feet combined and a storage building, all leased from the Company's president and principal stockholder. Company-owned facilities at this location include three tractor and trailer maintenance garages totaling approximately 26,500 square feet, and a safety and service complex adjacent to Heartland's corporate offices. The adjacent facility provides the Company with six acres of additional trailer parking space, a drive-through inspection bay, an automatic truck wash facility, and 6,000 square feet of office space and driver facilities. The Company also owns a motel located adjacent to its corporate offices, which functions as a motel and driver recruiting and driver training center. In March 1998, the Company sold a parcel of land at its O'Fallon, Missouri terminal to an unrelated third party.

       The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Forest Park, Georgia; Columbus, Ohio; Jacksonville, Florida; and Kingsport, Tennessee. The Company is leasing facilities in Decatur, Illinois and Rochester, New York. A facility in Dubois,
Pennsylvania is being leased to an unrelated third party.   The Company
closed facilities in Woodville, Ohio and Monmouth, Illinois during 1994 and 1995 and is attempting to dispose of such facilities. The carrying amount of the closed facilities were reduced in years prior to 1996 to reflect fair market value less costs to sell.

ITEM 3.       LEGAL PROCEEDINGS AND INSURANCE

       The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company believes that adverse results in these cases, whether individual or in the aggregate, would not have a material effect upon the Company's financial position or results of operations. The Company's exposure is minimized by setting self-insured retention levels based on historical claim experience and through maximizing safe driving with driver hiring and training practices. Heartland maintains insurance covering public liability, property damage, workers compensation, cargo loss or damage, fire, general liability and other risks, with a $500,000 self insured retention ("SIR") for liability arising from personal injury and property damage claims. A & M Express, however, has a $5,000 SIR. The Company has a $300,000 SIR for workers' compensation in states where an SIR is allowed. Liability insurance coverage has been established with aggregate limits of $25,000,000 per occurrence. During 1994 the Company was granted self-insured status by the ICC.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       During the fourth quarter of 1997, no matters were submitted to a vote of securities holders.

                               PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS


                        Price Range of Common Stock

The Company's common stock has been traded on the NASDAQ National
Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. During October 1996 the Company effected a stock split in the form of a dividend that increased the number of shares outstanding from 20,000,000 to 30,000,000. The following table sets forth for the calendar period indicated the range of high and low bid quotations for the Company's common stock as reported by NASDAQ from January 1, 1996 to December 31, 1997. All quotations have been adjusted to give effect to the stock dividend.

                        Period                           High     Low
                   Calendar Year 1997
                   1st Quarter                          $27.38   $18.50
                   2nd Quarter                           26.00    19.00
                   3rd Quarter                           27.75    21.50
                   4th Quarter                           30.88    22.88

                   Calendar Year 1996
                   1st Quarter                          $18.67   $13.17
                   2nd Quarter                           20.83    16.75
                   3rd Quarter                           20.17    16.50
                   4th Quarter                           26.50    18.17

The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 3, 1998 the Company had 257 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.


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

ITEM 6.         SELECTED FINANCIAL DATA

       The selected consolidated financial data presented below reflect the consolidated financial position and results of operations of Heartland Express, Inc., and its subsidiaries. The selected consolidated financial data are derived from the Company's consolidated financial statements.
This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                    Year Ended December 31,
                                             (in thousands, except per share data)
                                     1997       1996        1995       1994         1993
                                  ---------  ---------   ---------  ---------    ---------
Income Statement Data:
  Operating revenue               $ 262,504  $ 229,011   $ 191,507  $ 224,248    $ 236,017
                                  ---------  ---------   ---------  ---------    ---------
Operating expenses:
  Salaries, wages, and benefits      49,535     40,261      40,715     56,440       63,551
  Rent and purchased transportation 101,169     93,961      64,043     57,799       51,478
  Operations and maintenance         27,739     22,158      21,035     35,557       45,370
  Taxes and licenses                  6,049      5,693       5,246      7,347        7,790
  Insurance and claims               10,404      9,976       7,967     11,872       10,969
  Communication and utilities         2,681      2,158       2,562      2,618        3,077
  Depreciation                       16,752     13,571      15,066     20,061       22,818
  Other operating expenses            5,048      4,534       3,745      5,468        8,301
  (Gain) on sale of fixed assets        (59)      (189)        (27)      (149)       (360)
  Merger consummation and
   integration costs                     --         --          --      3,494           --
                                  ---------   ---------    --------  ---------   ---------
                                    219,318     192,123    160,352    200,507      212,994
                                  ---------   ---------    --------  ---------   ---------
      Operating income               43,186      36,888     31,155     23,741       23,023
  Interest income/(expense), net      3,782       2,839      1,524    (1,930)      (4,747)
                                  ---------   ---------    --------  ---------   ---------
       Income before income taxes
       and cumulative effect of
       change in accounting for
       income taxes                  46,968       39,727     32,679     21,811      18,276
  Federal and state income taxes     16,895       14,697     12,094     11,734       8,028
  Cumulative effect of change in
   method of accounting for
   income tax                            --          --          --         --       (700)
                                  ---------  ----------  ----------  ---------   ---------
  Net income                      $  30,073  $   25,030  $   20,585  $  10,077   $  10,948
                                  =========  ==========  ==========  =========   =========
  Basic Weighted Average shares
  outstanding                        30,000      30,000      30,036     30,039      30,039
                                  =========  ==========  ==========  =========   =========
  Basic earnings per share        $    1.00  $     0.83  $     0.69  $    0.34   $    0.36
                                  =========  ==========  ==========  =========   =========
  Balance sheet data:
  Working capital                 $  82,170  $   69,845  $  40,780   $   2,542   $(11,084)
  Total assets                    $ 225,467  $  191,504  $ 158,146   $ 136,393   $ 168,934
  Long term debt                  $      --  $       --  $      --   $     705   $  21,403
  Stockholders' equity            $ 153,739  $  123,666  $  98,636   $  78,050   $  67,974


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                    Year Ended December 31,
                                                     1997    1996    1995
                                                    -------  ------  ------
Operating revenue                                    100.0%  100.0%  100.0%
                                                    -------  ------  ------
Operating expenses:
  Salaries, wages, and benefits                      18.9%   17.6%   21.2%
  Rent and purchased transportation                  38.5    41.0    33.4
  Operations and maintenance                         10.6     9.7    11.0
  Taxes and licenses                                  2.3     2.5     2.7
  Insurance and claims                                4.0     4.4     4.2
  Communications and utilities                        1.0     0.9     1.3
  Depreciation                                        6.4     5.9     7.9
  Other operating expenses                            1.9     2.0     2.0
  (Gain) on sale of fixed assets                       --      --      --
                                                    -------  ------  ------
  Total operating expenses                           83.5%   83.9%   83.7%
                                                    -------  ------  ------
       Operating income                              16.5%   16.1%   16.3%
Interest income, net                                  1.4     1.2     0.8
                                                    -------  ------  ------
  Income before income taxes                         17.9%   17.3%   17.1%
Federal and state income taxes                        6.4     6.4     6.4
                                                    -------  ------  ------
  Net income                                         11.5%   10.9%   10.7%
                                                    =======  ======  ======
Results of Operations

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

       Operating revenue increased $33.5 million (14.6%), to $262.5 million in 1997 from $229.0 million in 1996, as a result of the Company's acquisition of A & M Express, Inc. and expansion of the customer base and increased volume from existing customers.

       Salaries, wages, and benefits increased $9.3 million ( 23.0%), to $49.5 million in 1997 from $40.3 million in 1996. As a percentage of revenue, salaries, wages and benefits increased to 18.9% in 1997 from 17.6% in 1996. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the acquisition of A & M Express which primarily relies on employee drivers. During 1997, employee drivers accounted for 43% and independent contractors 57% of the total fleet miles, compared with 40% and 60%, respectively, in 1996. Rent and purchased transportation increased $7.2 million (7.7%), to $101.2 million in 1997 from $94.0 million in 1996. As a percentage of revenue, rent and purchased transportation decreased to 38.5% in 1997 from 41.0% in 1996. This reflected the Company's decreased reliance upon independent contractors.

      Operations and maintenance increased $5.6 million (25.2%), to $27.7 million in 1997 from $22.2 million in 1996. As a percentage of revenue, operations and maintenance increased to 10.6% in 1997 from 9.7% in 1996. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet.

       Taxes and licenses increased $0.3 million (6.3%), to $6.0 million in 1997 from $5.7 million in 1996. As a percentage of revenue, taxes and licenses decreased to 2.3% in 1997 from 2.5% in 1996. The cost increase was primarily attributable to the increase in fleet size. The reduction in percentage of revenue can be attributed to improved utilization of equipment.

       Insurance and claims increased $0.4 million (4.3%), to $10.4 million in 1997 from $10.0 million in 1996. As a percentage of revenue, insurance and claims decreased to 4.0% in 1997 from 4.4% in 1996. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Management believes that the change as a percentage of revenue was insignificant.

       Communications and utilities increased $0.5 million (24.2%), to $2.7 million in 1997 from $2.2 in 1996. As a percentage of revenue, communications and utilities increased to 1.0% in 1997 from 0.9% in 1996 primarily due to the increase in percentage of the Company's fleet being operated by employee drivers.

       Depreciation increased $3.2 million (23.4%), to $16.8 million in 1997 from $13.6 million in 1996. As a percentage of revenue, depreciation increased to 6.4% in 1997 from 5.9% in 1996. The increase resulted from the growth in the company owned fleet.

       Other operating expenses increased $0.5 million (11.3%), to $5.0 million in 1997 from $4.5 million in 1996. As a percentage of revenue, other operating expenses decreased to 1.9% in 1997 from 2.0% in 1996. Other operating expenses consists of pallet cost, driver recruiting expenses and administrative costs.

       Primarily as a result of the foregoing, the Company's operating ratio was 83.5% in 1997 compared with 83.9% in 1996.

       Interest income (net) increased $1.0 million (34%), to $3.8 million in 1997 from $2.8 million in 1996. As a percentage of revenue, interest income (net) increased to 1.4% in 1997 from 1.2% in 1996. At December 31, 1997, the Company had repaid all debt. The Company had $96.0 million in cash, cash equivalents, and municipal bonds at December 31, 1997.

       The Company's effective tax rate was 36% in 1997 and 37% in 1996. This decrease is primarily attributable to the increase in tax-exempt interest earned.

       As a result of the foregoing, net income increased $5.0 million (20.1%), to $30.1 million in 1997 (11.5% of revenue) from $25.0 million in 1996 (10.9% of revenue) .


Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

       Operating revenue increased $37.5 million (19.6%), to $229.0 million in 1996 from $191.5 million in 1995, as a result of the Company's expansion of the customer base as well as increased volume from existing customers.

       Salaries, wages, and benefits decreased $0.4 million (1.1%), to $40.3 million in 1996 from $40.7 million in 1995. As a percentage of revenue, salaries, wages and benefits decreased to 17.6% in 1996 from 21.2% in 1995.
        A reduction in the percentage of employee drivers operating the Company's tractor fleet and a corresponding increase in the percentage of the fleet being provided by independent contractors was the primary cause. During 1996, employee drivers accounted for 40% and independent contractors 60% of the total fleet miles, compared with 51% and 49%, respectively, in 1995. Rent and purchased transportation increased $29.9 million (46.7%), to $94.0 million in 1996 from $64.0 million in 1995. As a percentage of revenue, rent and purchased transportation increased to 41.0% in 1996 from 33.4% in 1995. This reflected the Company's increased reliance upon independent contractors.

       Operations and maintenance increased $1.1 million (5.3%), to $22.2 million in 1996 from $21.0 million in 1995. As a percentage of revenue, operations and maintenance decreased to 9.7% in 1996 from 11.0% in 1995. Higher fuel prices incurred in 1996 were offset as a result of the increase in the percentage of the Company's fleet being operated by independent contractors, who pay their own fuel, maintenance, and repair cost.

       Taxes and licenses increased $0.4 million (8.5%), to $5.7 million in 1996 from $5.2 million in 1995. As a percentage of revenue, taxes and licenses decreased to 2.5% in 1996 from 2.7% in 1995. The cost increase was primarily attributable to the increase in fleet size. The reduction in percentage of revenue can be attributed to improved utilization of equipment.

       Insurance and claims increased $2.0 million (25.2%), to $10.0 million in 1996 from $8.0 million in 1995. As a percentage of revenue, insurance and claims increased to 4.4% in 1996 from 4.2% in 1995.
Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Management believed that the change as a percentage of revenue was insignificant.

       Communications and utilities decreased $0.4 million (15.8%), to $2.2 million in 1996 from $2.6 in 1995. As a percentage of revenue, communications and utilities decreased to 0.9% in 1996 from 1.3% in 1995 primarily due to the increase in percentage of the Company's fleet being operated by independent contractors.

       Depreciation decreased $1.5 million (9.9%), to $13.6 million in 1996 from $15.1 million in 1995. As a percentage of revenue, depreciation decreased to 5.9% in 1996 from 7.9% in 1995. The decrease resulted from the growth in the independent contractor fleet.

       Other operating expenses increased $0.8 million (21.1%), to $4.5 million in 1996 from $3.7 million in 1995. As a percentage of revenue, other operating expenses remained unchanged from 1996 to 1995. Other operating expenses consists of pallet cost, driver recruiting expenses and administrative costs.

       Primarily as a result of the foregoing, the Company's operating ratio was 83.9% in 1996 compared with 83.7% in 1995.

       Interest income (net) increased $1.3 million (86.3%), to $2.8 million in 1996 from $1.5 million in 1995. As a percentage of revenue, interest income (net) increased to 1.2% in 1996 from 0.8% in 1995. At December 31, 1996, the Company had repaid all debt. The Company had $91.1 million in cash, cash equivalents, and municipal bonds at December 31, 1996.

        The Company's effective tax rate remained at 37% in 1996 and in 1995.

        As a result of the foregoing, net income increased $4.4 million (21.6%), to $25.0 million in 1996 (10.9% of revenue) from $20.6 million in 1995 (10.7% of revenue) .

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

       Cash and cash equivalents and municipal notes increased to $96.0 million as of December 31, 1997 from $91.1 million at December 31, 1996. The Company's policy is to purchase only high quality liquid investments.

       Net cash provided by operations was $46.8 million in 1997, $48.3 million in 1996, and $38.1 million in 1995. The primary source of funds in 1997 was net income of $30.1 million increased by non-cash adjustments including depreciation and amortization of $17.5 million.

       Net cash used in investment and financing activities was $30.1 million in 1997, $34.9 million in 1996, and $1.9 million in 1995. Such amounts were used primarily to acquire A & M Express, purchase municipal bonds, purchase revenue equipment, and to pay off long term debt. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.(*)

       Trade receivables increased to $24.2 million as of December 31, 1997 from $15.7 million as of December 31, 1996 primarily due to a 17.5% increase in fourth quarter operating revenue and the acquisition of A & M Express. Cash paid for income taxes increased to $19.9 million in 1997 from $15.3 million in 1996. Higher income taxes on a cash basis are primarily due to increased income and non-deductible insurance accruals.

       Accounts payable and accrued liabilities decreased to $8.9 million as of December 31, 1997 from $11.4 million as of December 31, 1996 due mostly to a decrease in payables due to revenue equipment suppliers. Insurance accruals increased to $34.7 million as of December 31, 1997 from $30.1 million as of December 31, 1996 due to the significant increase of the Company's fleet in recent years. The Company's insurance program for liability, physical damage and cargo damage involves self insurance retentions for the first $500,000. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claim development trends. If adjustments to previously established accruals are required, such amounts are included in operating expenses. In 1997, 1996 and 1995, such adjustments were not significant.

       The Company has one customer who accounted for more than 10% of the Company's sales for the year ended December 31, 1997. As disclosed in footnote three to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 1997 the Company's largest customer generated approximately 15% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long term debt at December 31, 1997 and $96.0 million in cash, cash equivalents and municipal notes) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.(*)

       Based on the Company's strong financial position (current ratio of 2.47 and no debt), management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with growth plans. (*)

(*) Forward - looking statements

Inflation and Fuel Cost

       Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could have an adverse effect on profitability. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. (*)

Seasonality

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

Year 2000

       The Company has assessed the key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues related to the year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Information

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

       None.

(*) Forward - looking statement

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

ITEM 11.       EXECUTIVE COMPENSATION

       The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation" is not incorporated by reference here.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       The information respecting security ownership of certain beneficial owners and management included under the caption "Principal Stockholders and Stockholdings of Management" on page 7 of the Proxy Statement is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information respecting certain relationships and transactions of management set forth under the captions "Board of Directors Interlocks and Insider Participation / Certain Transactions and Relationships" on page 4 of the Proxy Statement is incorporated herein by reference.


                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
               FORM 8-K

(a) 1.   Financial Statements and Schedules

    The Company's audited financial statements are set forth on the following pages of this report:

                                                                       Page
Reports of Independent Public Accountants . . . . . . . . . . . . . . . 16
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . 17
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . 18
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . 19
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . 20
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 21-26

(a) 2.  Financial Statement Schedule

                                                                       Page
Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . 26

(a) 3. Exhibits required by Item 601 of Regulation S-K are listed below.

(b)            Reports on Form 8-K
               The Company did not file a Form 8-K during the last quarter of 1997.

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

3.2    Bylaws                        Incorporated by reference to the
                                     Company's registration statement on
                                     Form S-1, Registration No. 33-8165,
                                     effective November 5, 1986.

3.3    Certificate of Amendment      Incorporated by reference to the
       to Articles of Incorporation  Company's Form 10-QA, for the quarter ended June 30, 1997, dated
                                     March 20, 1998.

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

4.2    Bylaws                        Incorporated by reference to the
                                     Company's registration statement on
                                     Form S-1, Registration No. 33-8165,
                                     effective November 5, 1986.

4.3    Certificate of Amendment      Incorporated by reference to the
       to Articles of Incorporation  Company's Form 10-QA, for the quarter ended June 30, 1997, dated
                                     March 20, 1998.

9.1    Voting Trust Agreement dated  Filed Herwewith.
       June 6, 1997 among the
       Gerdin Educational Trusts and
       Larry Crouse voting trustee.

10.1   Business Property Lease       Incorporated by reference to the
       between Russell A. Gerdin as  Company's Form 10-K for the
       Lessor and the Company as     year ended December 31, 1996.
       Lessee, regarding the         Commission file no.0-15087,
       Company's headquarters at     dated March 27, 1997.
       2777 Heartland Drive,
       Coralville, Iowa 52241

10.2   Form of Independent           Incorporated by reference to the
       Contractor Operating          Company's Form 10-K for the
       Agreement Between the         year ended December 31, 1993.
       Company and its               Commission file no. 0-15087.
       Independent contractor
       providers of tractors

10.3   Description of Key            Incorporated by reference to the
       Management Deferred Incentive Company's Form 10-K for the
       Compensation Arrangement      year ended December 31, 1993.
                                     Commission file no. 0-15087.

21     Subsidiaries of the           Filed herewith.
       Registrant

27     Financial Data Schedule       Filed herewith.

                                   SIGNATURES


       Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTLAND EXPRESS, INC.


Date: March 24, 1998                  By:      /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                President and Secretary

       Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature              Title                            Date
/s/ Russell A. Gerdin   Chairman, President and Chief
Russell A. Gerdin       Executive Officer(Principal
                        Executive Officer), Secretary       March 24, 1998

/s/ John P. Cosaert
John P. Cosaert         Vice President of Finance
                        (Principal Financial Officer and
                        Principal Accounting Officer) and
                        Treasurer                           March 24, 1998

/s/ Richard O. Jacobson
Richard O. Jacobson     Director                            March 24, 1998

/s/ Michael J. Gerdin
Michael J. Gerdin       Director                            March 24, 1998

/s/ Benjamin J. Allen
Benjamin J. Allen       Director                            March 24, 1998

                           REPORT OF INDEPENDENT
                            PUBLIC ACCOUNTANTS



  To the Board of Directors and
  Stockholders of Heartland Express, Inc.


       We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 23, 1998

                                            HEARTLAND EXPRESS, INC.
                                                AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                 December 31

                   ASSETS                                            1997         1996
CURRENT ASSETS
Cash and cash equivalents                                        $ 76,240,422 $ 59,593,468
Trade receivables, less allowance: 1997 $491,971; 1996 $402,812    24,247,307   15,696,591
Prepaid tires and tubes                                             1,617,464    1,213,210
Investments                                                        19,769,765   31,461,259
Deferred income taxes                                              15,841,000   13,057,000
Other current assets                                                  280,243      395,594
                                                                  -----------  -----------
Total current assets                                              137,996,201  121,417,122
                                                                  -----------  -----------

PROPERTY AND EQUIPMENT
Land and land improvements                                          3,936,823    2,401,010
Buildings                                                           9,215,477    6,886,615
Furniture and fixtures                                              1,982,818    2,125,847
Shop and service equipment                                          1,351,440    1,245,337
Revenue equipment                                                 118,819,981   97,433,211
                                                                  -----------  -----------
                                                                  135,306,559  110,092,020
Less accumulated depreciation and amortization                     54,336,481   41,697,199
                                                                  -----------  -----------
Property and equipment, net                                        80,970,078   68,394,821
                                                                  -----------  -----------
OTHER ASSETS                                                        6,500,395    1,692,279
                                                                  -----------  -----------
                                                                 $225,466,674 $191,504,222
                                                                  =========== ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $  8,857,820 $ 11,384,188
Compensation and benefits                                           4,992,714    3,878,002
Income taxes payable                                                4,224,150    3,913,871
Insurance accruals                                                 34,671,707   30,085,809
Other accruals                                                      3,080,223    2,310,185
                                                                  -----------  -----------
     Total current liabilities                                     55,826,614   51,572,055
                                                                  -----------  -----------
DEFERRED INCOME TAXES                                              15,901,000   16,266,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Capital Stock:
Preferred, par value 1997 $.01; 1996 $.10;  authorized 5,000,000
shares; none issued                                                        --          --
Common, par value 1997 $.01; 1996 $.10; authorized shares 1997
395,000,000; 1996 35,000,000;  issued and outstanding 30,000,000      300,000    3,000,000
Additional paid-in capital                                          6,608,170    3,908,170
Retained earnings                                                 146,830,890  116,757,997
                                                                  -----------  -----------
                                                                  153,739,060  123,666,167
                                                                  -----------  -----------
                                                                 $225,466,674 $191,504,222

The accompanying notes are an integral part of these financial statements.

                                            HEARTLAND EXPRESS, INC.
                                                AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Years Ended December 31

                                       1997         1996          1995
                                  ------------- ------------- -------------
Operating revenue                 $ 262,504,156 $ 229,011,108 $ 191,506,741
                                  ------------- ------------- -------------
Operating expenses:
 Salaries, wages and benefits        49,534,386    40,260,524    40,714,787
 Rent and purchased transportation  101,169,061    93,961,180    64,043,296
 Operations and maintenance          27,739,355    22,158,279    21,035,067
 Taxes and licenses                   6,049,155     5,692,592     5,246,427
 Insurance and claims                10,404,326     9,975,716     7,966,760
 Communications and utilities         2,681,489     2,158,489     2,562,142
 Depreciation                        16,751,384    13,571,284    15,065,539
 Other operating expenses             5,047,624     4,534,472     3,745,381
 Gain on sale of fixed assets          (58,903)     (189,041)      (27,134)
                                  ------------- ------------- -------------
                                    219,317,877   192,123,495   160,352,265
                                  ------------- ------------- -------------
 Operating income                    43,186,279    36,887,613    31,154,476
Interest income                       3,846,157     2,871,089     1,609,572
Interest expense                       (64,571)      (30,943)      (85,173)
                                  ------------- ------------- -------------
  Income before income taxes         46,967,865    39,727,759    32,678,875
Federal and state income taxes       16,894,972    14,697,268    12,093,401
                                  ------------- ------------- -------------
 Net income                       $  30,072,893 $  25,030,491 $  20,585,474
                                  ============= ============= =============
Basic earnings per share          $        1.00 $        0.83 $        0.69
                                  ============= ============= =============
Basic weighted average shares
 outstanding                         30,000,000 $  30,000,000 $  30,035,943
                                  ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                              HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED DECEMBER 31

                               Capital   Additional
                               Stock,    Paid-In    Retained
                               Common    Capital    Earnings      Total
                           ---------- ----------- ------------ ------------
Balance, December 31, 1994 $3,003,921 $ 3,904,249 $ 71,142,032 $ 78,050,202
Shares retired                (3,921)       3,921           --           --
Net income                         --          --   20,585,474   20,585,474
                           ---------- ----------- ------------ ------------
Balance, December 31, 1995  3,000,000   3,908,170   91,727,506   98,635,676
Net income                                          25,030,491   25,030,491
                           ---------- ----------- ------------ ------------
Balance, December 31, 1996  3,000,000   3,908,170  116,757,997  123,666,167
Reduction of par value     (2,700,000)  2,700,000
Net income                         --          --   30,072,893   30,072,893
                           ---------- ----------- ------------ ------------
Balance, December 31, 1997 $  300,000 $ 6,608,170 $146,830,890 $153,739,060
                           ========== =========== ============ ============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                   1997           1996          1995
                                                ------------   ------------   ------------
OPERATING ACTIVITIES
Net Income                                      $ 30,072,893   $ 25,030,491   $ 20,585,474
Adjustments to reconcile to net cash provided by
operating activities:
  Depreciation and amortization                   17,488,602     13,956,088     15,902,128
  Deferred income taxes                          (3,149,000)    (2,807,000)        905,000
  Gain on sale of fixed assets                      (58,903)      (189,041)       (27,134)
  Changes in certain working capital items:
  Trade receivables                              (4,623,019)      2,338,411      (591,568)
  Other current assets                               446,071       (14,758)        316,568
  Prepaids                                         1,031,682      2,605,830      2,339,937
  Accounts payable and accrued expenses            5,413,840      5,159,151      (135,813)
  Accrued income taxes                               138,279      2,235,057    (1,187,088)
                                                ------------   ------------   ------------
Net cash provided by operating activities         46,760,445     48,314,229     38,107,504
                                                ------------   ------------   ------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment         271,721        393,513         47,085
Capital additions                               (22,384,516)    (7,491,563)      (382,181)
Net sale (purchase) of municipal bonds            11,691,494   (26,941,798)    (1,662,903)
Other                                            (1,150,055)      (137,619)        538,275
                                                ------------   ------------   ------------
Net cash used in investment activities          (11,571,356)   (34,177,467)    (1,459,724)
                                                ------------   ------------   ------------
FINANCING ACTIVITIES
Principal payments on long-term notes           (18,542,135)      (705,437)      (450,531)
                                                ------------   ------------   ------------
Net cash used in financing activities           (18,542,135)      (705,437)      (450,531)
                                                ------------   ------------   ------------
Net increase in cash and cash equivalents         16,646,954     13,431,325     36,197,249
CASH AND CASH EQUIVALENTS
Beginning of year                                 59,593,468     46,162,143      9,964,894
                                                ------------   ------------   ------------
End of year                                     $ 76,240,422   $ 59,593,468   $ 46,162,143
                                                ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                       $     64,571   $     30,943   $     85,174
 Income taxes                                   $ 19,905,693   $ 15,269,211   $ 12,372,064
Noncash investing activities:
 Book value of revenue equipment traded         $  3,062,392   $  5,585,217   $ 23,572,701

The accompanying notes are an integral part of these financial statements.

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business:

Heartland Express, Inc., (the "Company") is a short-to-medium-haul, irregular route, truckload carrier of general commodities. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West.

Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual cash results could differ from these estimates.

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Cash equivalents consists of municipal demand bonds, funds and trusts investing in those notes and auction preferred stocks.

Investments:

Substantially all investments represent municipal bonds or municipal bond funds with a maturity of one year or less. These investments are held-to-maturity and stated at amortized cost. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

Operating revenues are recognized on the date the freight is delivered and expenses recognized as incurred.

Property and Equipment:

Property and equipment are stated at cost. Generally, at the time of trade-in, the cost of new equipment is recorded at an amount equal to the net book value of the traded equipment plus cash paid. Depreciation is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. Trailers are depreciated to a 30% salvage value except for trailers purchased after January 1, 1996 which have no salvage value. Lives of the assets are as follows:

                               HEARTLAND EXPRESS, INC.
                                  AND SUBSIDIARIES

                     NOTED TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share:


In February, 1997 the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 128, (SFAS 128) "Earnings Per Share", effective for periods ending after December 15, 1997, requiring presentation of basic and diluted earnings per share. SFAS 128 superceeds Accounting Principals Board Opinion (APB) No. 15 and related pronouncements and replaces the computations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS respectively. Basic earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Heartland has no common stock equivalents. There is no effect of this accounting change on previously reported earnings per share.

Reclassifications:

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 2.  Concentrations of Credit Risk and Major Customers

The Company's major customers

The Company's major customers represent the consumer appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers account for 39%, 44%, and 48% of revenues for the years ended December 31, 1997, 1996 and 1995 respectively. Operating revenue from customers with revenue exceeding 10% of total gross revenues in 1997, 1996 or 1995 approximated:

CUSTOMER                1997        1996        1995
--------                ----        ----        ----
    1               $39,000,000 $35,000,000  $28,000,000
    2               $16,000,000 $22,000,000  $21,000,000

                               HEARTLAND EXPRESS, INC.
                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Acquisition

On July 14, 1997, the Company acquired the outstanding stock of A & M Express, Inc., ( A & M) a Kingsport, Tennessee based truckload carrier.
A & M, a dry van carrier, operates primarily in the eastern half of the United States. The acquisition was accounted for by the purchase method of accounting. The results of A & M's operations are reflected beginning with the effective date of the acquisition (July 1, 1997). In 1997, the Company repaid approximately $18.5 million in debt which was assumed in connection with the acquisition. The acquisition of A & M did not have a material impact on the results of operations for the year ending December 31, 1997.

Note 4.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

Deferred tax assets and liabilities as of December 31 are as follows:



                                                       1997        1996
                                                    -----------  ----------
Deferred income tax liabilities, related to

property and equipment                             $15,901,000  $16,266,000
                                                   ===========  ===========
Deferred income tax assets:
  Allowance for doubtful accounts                  $   153,000  $   153,000
  Accrued expenses                                   2,428,000    1,914,000
  Insurance accruals                                12,740,000   10,938,000
  Other                                                520,000       52,000
                                                   -----------  -----------
  Deferred income tax assets                       $15,841,000  $13,057,000
                                                   ===========  ===========
The income tax provision is as follows:
                                          1997        1996         1995
                                      -----------  -----------  -----------
Current income taxes:
Federal                               $18,697,215  $16,523,897  $10,792,272
State                                   1,346,757      980,371      396,129
                                      -----------  -----------  -----------
                                      $20,043,972  $17,504,268  $11,188,401
                                      ===========  ===========  ===========
Deferred income taxes:
Federal                               $(3,023,040) $(2,689,106) $   873,000
State                                    (125,960)    (117,894)      32,000
                                      -----------  -----------  -----------
                                      $(3,149,000) $(2,807,000)    $905,000
                                      -----------  -----------  -----------
Total                                 $16,894,972  $14,697,268  $12,093,401
                                      ===========  ===========  ===========

                              HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:


                                         1997         1996         1995
                                      -----------  -----------  -----------
Federal tax at statutory rate (35%)   $16,438,753  $13,904,716  $11,437,606
State taxes, net of federal benefit       875,000      648,000      340,000
Non-taxable interest income           (1,105,000)    (797,000)    (441,000)
Other                                     686,219      941,552      756,795
                                      -----------  -----------  -----------
                                      $16,894,972  $14,697,268  $12,093,401
                                      ===========  ===========  ===========

Note 5.  Related Party Transactions

The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $23,500 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2000 and contains a five year renewal option.

The total minimum rental commitment under the building lease is as follows:

                   Year ending December 31:
                          1998                  282,000
                          1999                  282,000
                          2000                  117,500
                                               ========
                                               $681,500
                                               ========

Rent expense to the Company's president totaled $282,000 for the years ended December 31, 1997 and 1996, and $239,500 for the year ended December 31,1995. Rentals paid were increased in June, 1995 as a result of additional buildings being added to the lease agreement. The Company also maintains cash accounts with a bank owned by the Company's president. The Company sold a subsidiary to a stockholder and former director for $150,000, which approximated book value, in 1996. The Company also paid this shareholder $242,000 in connection with the settlement of an employment agreement and the shareholder repaid a note due to the Company for $340,000, plus accrued interest, in 1996.


Note 6.  Accident and Workers' Compensation Claims

Accident and workers' compensation claims include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

Accrued claims are determined based on estimates of the ultimate cost of settling reported and unreported claims, including expected settlement
expenses.   Such estimates are based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses. In 1997, 1996 and 1995, such adjustments were not significant.

                              HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by an insurance underwriter.

 The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $7.0 million in connection with its liability and workers' compensation insurance arrangements.

Note 7. Stockholders' Equity

On February 18, 1997, the Company amended its articles of incorporation to increase authorized capital to four hundred million (400,000,000) shares of capital stock (395,000,000 shares of common stock and 5,000,000 shares of preferred stock) and reduced the par value from $0.10 to $0.01 per share.

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

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Company contributions totaled $541,000, $529,000 and $434,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                              HEARTLAND EXPRESS, INC.
                                 AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



Note 9. Commitments and Contingencies

Various claims and legal actions are pending against the Company. In management's opinion, the resolution of these matters will not materially impact the Company's financial condition or results of operations


Note 10. Quarterly Financial Information (Unaudited)

                               First    Second     Third   Fourth
                              -------   -------   -------  -------
                            (In Thousands, Except Per Share Data)

Year ended December 31, 1997
Operating revenue             $59,887   $65,381   $70,180   $67,056
Operating income                 9,642    11,196    12,084    10,264
Income before income taxes     10,521    12,269    12,928    11,250
Net income                      6,628     7,729     8,403     7,313
Basic earnings per share         0.22      0.26      0.28      0.24

Year ended December 31, 1996
Operating revenue             $54,363   $59,384   $58,178   $57,086
Operating income                8,480     9,607     9,761     9,040
Income before income taxes      9,096    10,207    10,460     9,965
Net income                      5,731     6,431     6,589     6,279
Basic earnings per share         0.19      0.21      0.22      0.21










         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           Column A              Column B         Column C           Column D    Column E
-------------------------------  ---------   ---------------------  ---------    ---------
                                                 Charged To
                                             ---------------------
                                 Balance At     Cost                              Balance
                                 Beginning      And        Other                  At End
Description                      of Period    Expense     Accounts   Deductions  of Period
----------------------------     ----------  ---------   ---------   ----------   --------Allowance for doubtful accounts:

Year ended December 31, 1997     $ 402,812   $ 79,526   $ 250,000*   $ 240,367   $ 491,971

Year ended December 31, 1996     $ 402,812   $ 33,710   $      --    $  33,710   $ 402,812

Year ended December 31, 1995     $ 402,812   $  7,428   $      --    $   7,428   $ 402,812

(*) Acquired A & M Express reserves.