Form 10-Q
period 1998-03-31
HEARTLAND EXPRESS INC
filed 1998-05-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1998  Commission File No.  0-15087



                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          Nevada                              93-0926999
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)            Identification Number)



2777 Heartland Drive, Coralville, Iowa              52241
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

                     Yes         X         No

At March 31, 1998, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                       PART I

                                 FINANCIAL INFORMATION

Page Number

     Item 1.    Financial statements

                Consolidated balance sheets
                  March 31, 1998 (unaudited) and
                  December 31, 1997                                     2-3
                Consolidated statements of income
                  (unaudited) for the three month
                  periods ended March 31, 1998 and 1997                  4
                Consolidated statements of cash flows
                  (unaudited) for the three months ended
                   March 31, 1998 and 1997                               5
                Notes to financial statements                            6

       Item 2.  Management's discussion and analysis of
                  financial condition and results of
                  operations                                           7-10


                                       PART II

                                   OTHER INFORMATION


       Item 1.  Legal proceedings                                       11

       Item 2.  Changes in securities                                   11

       Item 3.  Defaults upon senior securities                         11

       Item 4.  Submission of matters to a vote of                      11
                 security holders

       Item 5.  Other information                                       11

       Item 6.  Exhibits and reports on Form 8-K                      11-13

                                HEARTLAND EXPRESS, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

      ASSETS
                                            March 31,             DECEMBER 31,
                                              1998                    1997
                                        ----------------       ----------------
                                             (Unaudited)             *(Note 1)
CURRENT ASSETS
 Cash and cash equivalents             $      85,925,126        $     76,240,422
 Trade receivables, less allowance:
 1998 $425,122; 1997 $491,971                 25,337,537             24,247,307
 Prepaid tires                                 1,528,658              1,617,464
 Municipal bonds                              22,036,026             19,769,765
 Deferred income taxes                        16,189,000             15,841,000
 Other current assets                          2,641,834                280,243
                                        ----------------       ----------------
    Total current assets                $   153,658,181        $   137,996,201
                                        ----------------       ----------------
PROPERTY AND EQUIPMENT
 Land and land improvements             $     3,830,779        $     3,936,843
 Buildings                                    9,214,397              9,215,477
 Furniture and fixtures                       1,982,818              1,982,818
 Shop and service equipment                   1,351,440              1,351,440
 Revenue equipment                          117,790,137            118,819,981
                                        ----------------        --------------
                                        $   134,169,571        $   135,306,559
 Less accumulated depreciation &
 amortization                                55,755,497             54,336,481
                                        ----------------       ----------------
 Property and equipment, net            $    78,414,074        $    80,970,078
                                        ----------------       ----------------
OTHER ASSETS                            $      6,444,268       $      6,500,395
                                        ----------------       ----------------
                                        $    238,516,523       $    225,466,674
                                        ================       ================

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet.

                               HEARTLAND EXPRESS, INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31,
DECEMBER 31,
                                                      1998
 1997
                                                   (Unaudited)
*(Note 1)
CURRENT LIABILITIES
 Accounts payable & accrued liabilities          $    9,265,586 $    8,857,820
 Compensation & benefits                              5,066,042      4,992,714
 Income taxes payable                                 8,955,917      4,224,150
 Insurance accruals                                  34,922,079     34,671,707
 Other                                                3,423,157      3,080,223
                                                ---------------  ---------------
    Total current liabilities                    $   61,632,781 $   55,826,614
DEFERRED INCOME TAXES                                15,339,000     15,901,000
                                                ---------------  ---------------
                                                $    76,971,781 $   71,727,614
                                                ---------------  ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Capital Stock:
 Preferred, $.01 par value; authorized
    5,000,000 share; none issued                $           --  $           --
 Common, $.01 par value; authorized
    395,000,000 shares; issued and outstanding
    30,000,000 shares                                  300,000         300,000
 Additional paid in capital                           6,608,170      6,608,170
 Retained earnings                                  154,636,572    146,830,890
                                                --------------- ----------------
                                                $   161,544,742 $  153,739,060
                                                --------------- ----------------
                                                $   238,516,523 $  225,466,674
                                                =============== ================

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet.

                                HEARTLAND EXPRESS, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                                     Three months ended
                                                          March 31,
                                                   1998                 1997
                                               ------------       -------------
OPERATING REVENUE                              $ 66,840,310        $  59,887,300
                                               ------------       -------------
OPERATING EXPENSES:
 Salaries, wages, benefits                     $ 13,755,590        $  10,904,279
 Rent and purchased transportation               25,263,218           23,854,048
 Operations and maintenance                       6,920,529            6,184,116
 Taxes and licenses                               1,511,671            1,341,751
 Insurance and claims                             2,006,134            2,861,619
 Communications and utilities                       773,178              635,948
 Depreciation                                     4,663,099            3,302,138
 Other operating expenses                         1,319,575            1,162,403
 (Gain) on sale of fixed assets                   (326,610)                (800)
                                               -------------       -------------
                                               $ 55,886,384        $  50,245,502
                                               -------------       -------------
    Operating income                           $ 10,953,926        $   9,641,798
Interest income                                   1,054,816              879,045
                                               -------------       -------------
Income before income taxes                     $ 12,008,742        $  10,520,843
Federal and state income taxes(Note 3)            4,203,060            3,892,572
                                               ------------        -------------
Net income                                     $  7,805,682        $   6,628,271
                                               ============        =============
Earnings per common share:
 Basic earnings per share                      $       0.26        $        0.22
Basic weighted average shares
outstanding                                      30,000,000           30,000,000


                                HEARTLAND EXPRESS, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                    1998                1997
                                              -------------       -------------
OPERATING ACTIVITIES
 Net income                                   $   7,805,682        $   6,628,271
 Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                   4,948,862            3,365,316
  Deferred income taxes                           (910,000)          (1,987,300)
  Gain on sale of fixed assets                    (326,610)                (800)
  Changes in certain working capital items:
   Trade receivables                            (1,090,230)          (3,329,714)
   Other current assets                         (3,105,358)          (1,713,122)
   Prepaid expenses                                (36,904)              348,007
   Accounts payable and accrued expenses          2,304,478            2,210,170
   Accrued income taxes                           4,731,767            4,204,216
                                              -------------        -------------
  Net cash provided by operating activities   $  14,321,687        $   9,725,044
                                              -------------        -------------
INVESTING ACTIVITIES
 Proceeds from sale of prop. and equipment          433,700                  801
 Purchase of property and equipment             (2,666,020)          (2,952,129)
 Redemption (purchase) of municipal bonds       (2,266,261)            3,166,347
 Other                                            (138,402)               57,702
                                              -------------        -------------
 Net cash (used) in investment activities     $ (4,636,983)       $     272,721
                                              -------------        -------------
  Net increase in cash and cash equivalents   $   9,684,704       $   9,997,765

CASH AND CASH EQUIVALENTS
 Beginning of year                               76,240,422          59,593,468
                                              -------------        -------------
 End of quarter                               $  85,925,126       $  69,591,233
                                              =============        =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Income taxes                               $     381,293       $   1,675,656
 Noncash investing activities:
   Book value of revenue equipment traded     $   1,731,757       $           0



                                HEARTLAND EXPRESS, INC.
                                    AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Acquisition

On July 14, 1997, the Company acquired the outstanding stock of A & M Express, Inc., ("A & M") a Kingsport, Tennessee based truckload motor carrier. The acquisition was accounted for by the purchase method of accounting. A & M Express, Inc., a dry van carrier that operates predominately in the eastern half of the United States, reported gross revenues for 1996 of approximately $28 million.

Note 3.  Income Taxes

Income taxes for the three month period ended March 31, 1998 are based on the Company's estimated effective tax rates. The rate for the three months ended March 31, 1998 and 1997 was 35% and 37%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter ended March 31, 1998 compared with the same period in 1997, and the changes in financial condition through the first quarter of 1998.

Results of Operations:

Operating revenue increased $6.9 million (11.6%), to $66.8 million in the first quarter of 1998 from $59.9 million in the first quarter of 1997. The revenue increase was attributable primarily to the Company's acquisition of A & M Express, Inc., expansion of the customer base, and increased volume from existing customers.

Salaries, wages, and benefits increased $2.9 million (26.1%), to $13.8 million in the first quarter of 1998 from $10.9 million in the first quarter of 1997. As a percentage of revenue, salaries, wages and benefits increased to 20.6% in 1998 from 18.2% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the acquisition of A & M Express which relies primarily on employee drivers. During the first quarter of 1998, employee drivers accounted for 46% and independent contractors 54% of the total fleet miles, compared with 41% and 59%, respectively, in the first quarter of 1997. Rent and purchased transportation increased $1.4 million (5.9%), to $25.3 million in the first quarter of 1998 from $23.9 million in the first quarter of 1997. As a percentage of revenue, rent and purchased transportation decreased to 37.8% in the first quarter of 1998 from 39.8% in the first quarter of 1997. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance increased $0.7 million (11.9%) to $6.9 million in the first quarter of 1998 from $6.2 million in the first quarter of 1997. As a percentage of revenue, operations and maintenance increased to 10.4% of revenue in the first quarter of 1998 from 10.3% during the first quarter of 1997. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet. The cost increases associated with increased reliance on employee drivers were effected by a decrease in fuel prices compared to those experienced in the first quarter of 1997.

Taxes and licences increased $0.2 million (12.7%), to $1.5 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997. As a percentage of revenue, taxes and licences increased to 2.3% in the first quarter of 1998 from 2.2% in the first quarter of 1997. The cost increase was primarily attributable to the increase in fleet size.

Insurance and claims decreased $0.9 million (29.9%), to $2.0 million in the first quarter of 1998 from $2.9 million in the first quarter of 1997. As a percentage of revenue, insurance and claims decreased to 3.0% in the first quarter of 1998 from 4.8% in the first quarter of 1997. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first quarter 1998 expense reflects the lessor severity of claims incurred.

Depreciation increased $1.4 million (41.2%) to $4.7 million during the first quarter of 1998 from $3.3 million in the first quarter of 1997. As a percentage of revenue,,depreciation increased to 7.0% of revenue during the first quarter of 1998 from 5.5%, during the first quarter of 1997. The increase resulted from the growth in the Company owned trailer and tractor fleet.

Other operating expenses increased $0.1 million (13.5%) to $1.3 million during the first quarter of 1998 from $1.2 million during the first quarter of 1997. As a percentage of revenue, other operating expenses increased to 2.0% in the first quarter of 1998 from 1.9% in the first quarter of 1997. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.2 (20.0%) to $1.1 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% and 37.0% for the three month periods ended March 31, 1998 and 1997, respectively. This decrease is primarily attributable to theincrease in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.6% during the first quarter of 1998 compared with 83.9% during the first quarter of 1997. Net income increased $1.2 million (17.8%), to $7.8 million during the first quarter of 1998 from $6.6 million during the first quarter of 1997. The first quarter 1998 net income includes a $0.3 million gain recognized on a parcel of land sold.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 2.49 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the three months ended March 31, 1998, the Company generated net cash flow from operations of $14.3 million. Net cash used in investing and financing activities included $2.3 million net purchases of municipal bonds and $2.7 million for capital expenditures, primarily revenue equipment.

Working capital at March 31, 1998 was $92.0 million, including $85.9 million in cash, cash equivalents, and municipal bonds. These investments generated $1.1 million in interest income (primarily tax-exempt) during the three months ended March 31, 1998. The company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customer's business cycles, excessive increase in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on forms 10-K and 10-Q.

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

                     Not applicable

       Item 2.       Changes in securities
                     Not applicable

       Item 3.       Defaults upon senior securities
                     Not applicable

       Item 4. Submission of matters to a vote of security holders
                     Not applicable

       Item 5.       Other information

                     Not applicable

       Item 6.       Exhibits and reports on Form 8-K
                     None filed during the first quarter of 1998.

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

    3.2          Bylaws                           Incorporated by
                                                  Reference to the
                                                  Company's registration
                                                  statement on form S-1,
                                                  Registration No. 33-
                                                  8165, effective
                                                  November 5, 1986.

    3.3          Certificate of Amendment           Incorporated by
                 To Articles of Incorporation       Reference to the
                                                    Company's Form
                                                    10-QA, for the
                                                     quarter ended June
                                                     30, 1997, dated
                                                     March 26, 1998.

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

    4.2          Bylaws                              Incorporated by
                                                     Reference to the
                                                     Company's registration
                                                     statement on form S-1,
                                                     Registration No. 33-
                                                     8165, effective
                                                     November 5, 1986.


    4.3       Certificate of Amendment               Incorporated by
              to Articles of Incorporation           Reference to the
                                                     Company's Form
                                                     10-QA, for the
                                                     quarter ended June
                                                     30, 1997, dated
                                                     March 26, 1998.

    9.1       Voting Trust Agreement dated           Incorporated by
              June 6, 1997 among the Gerdin          Reference to the
              Educational Trusts and Larry           Company's Form 10-K
              Crouse voting trustee.                 for the year ended
                                                     December 31, 1997.
                                                     Commission file no.
                                                     0-15087.

   10.1       Business Property Lease                Incorporated by
              between Russell A. Gerdin              Reference to the
              as Lessor and the Company              Company's Form 10-K
              as Lessee, regarding the               for the year ended
              Company's headquarters at              December 31, 1996.
              2777 Heartland Drive,                  Commission file no.
              Coralville, Iowa 52241                 0-15087, dated
                                                     March 27, 1997.

   10.2       Form of Independent                    Incorporated by
              Contractor Operating                   Reference to the
              Agreement between the                  Company's Form 10-K
              Company and its                        for the year ended
              independent contractor                 December 31, 1993.
              providers of tractors                  Commission file no.
                                                     0-15087.

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

   21         Subsidiaries of the                    Incorporated by
              Registrant                             Reference to the
                                                     Company's Form 10-K
                                                     for the year ended
                                                     December 31, 1997.
                                                     Commission file no.
                                                     0-15087.

   27            Financial Data Schedule             Filed herewith.

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