Form 10-Q
period 1998-06-30
HEARTLAND EXPRESS INC
filed 1998-08-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



                         For quarter ended June 30, 1998

                          Commission File No. 0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada (State or Other Jurisdiction of Incorporation or Organization)

               93-0926999 (I.R.S. Employer Identification Number)




                 2777 Heartland Drive, Coralville, Iowa 52241 .
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

             Yes         X                   No            .

At June 30, 1998, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                      Page
                                                                     Number


Item 1.           Financial statements

                  Consolidated balance sheets
                     June 30, 1998 (unaudited and
                     December 31, 1997) ............................   2-3
                  Consolidated statements of income
                     (unaudited) for the three and six month
                     periods ended June 30, 1998 and 1997 ..........    4
                  Consolidated statements of cash flows
                     (unaudited) for the six months ended
                     June 30, 1998 and 1997 ........................    5
                  Notes to financial statements ....................    6

Item 2            Management's discussion and analysis of
                     financial condition and results of
                     operations ....................................   6-9



                                     PART II

                                OTHER INFORMATION



Item 1            Legal proceedings.................................    11

Item 2            Changes in securities.............................    11

Item 3            Defaults upon senior securities...................    11

Item 4            Submission of matters to a vote of................    11
                  security holders

Item 5.           Other information.................................    11

Item 6.           Exhibits and reports on Form 8-K..................   11-12

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIAIRIES

                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                        June 30,    December 31,
                                                          1998          1997
                                                     ------------   ------------
                                                      (Unaudited)    * (Note 1)
CURRENT ASSETS
    Cash and cash equivalents ....................   $101,493,444   $ 76,240,422
    Trade receivables, less allowance:
    1998 $429,677; 1997 $491,971 .................     23,415,457     24,247,307
    Prepaid Tires ................................      1,317,211      1,617,464
Municipal Bonds ..................................     17,770,292     19,769,765
    Deferred income taxes ........................     16,773,000     15,841,000
    Other current assets .........................      3,544,214        280,243
                                                     ------------   ------------
         Total current assets ....................   $164,313,618   $137,996,201
                                                     ------------   ------------
PROPERTY AND EQUIPMENT
    Land and land improvements ...................   $  3,830,779   $  3,936,843
    Buildings ....................................      9,214,397      9,215,477
    Furniture and fixtures .......................      2,535,343      1,982,818
    Shop and service equipment ...................      1,419,478      1,351,440
    Revenue equipment ............................    113,015,128    118,819,981
                                                     ------------   ------------
                                                     $130,015,125   $135,306,559
    Less accumulated depreciation & amortization .     55,995,243     54,336,481
                                                     ------------   ------------
    Property and equipment, net ..................   $ 74,019,882   $ 80,970,078
                                                     ------------   ------------
OTHER ASSETS .....................................   $  6,175,763   $  6,500,395
                                                     ------------   ------------
                                                     $244,509,263   $225,466,674
                                                     ============   ============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------   ------------
CURRENT LIABILITIES ..............................    (Unaudited)      *(Note 1)
   Accounts payable & accrued liabilities ........   $ 10,240,277   $  8,857,820
   Compensation & benefits .......................      5,040,493      4,992,714
   Income taxes payable ..........................      5,609,054      4,224,150
   Insurance accruals ............................     35,658,726     34,671,707
   Other .........................................      3,260,209      3,080,223
                                                     ------------   ------------
         Total current liabilities ...............   $ 59,808,759   $ 55,826,614

DEFERRED INCOME TAXES ............................     14,638,000     15,901,000
                                                     ------------   ------------
                                                     $ 74,446,759   $ 71,727,614
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCHOLDERS' EQUITY
    Capital Stock:
    Preferred, $.01 par value; authorized
         5,000,000 share; none issued ............   $       --     $       --
    Common, $.01 par value; authorized
         395,000,000 shares; issued and outstanding
         30,000,000 shares .......................        300,000        300,000
    Additional paid in capital ...................      6,608,170      6,608,170
    Retained earnings ............................    163,154,334    146,830,890
                                                     ------------   ------------
                                                     $170,062,504   $153,739,060
                                                     ------------   ------------
                                                     $244,509,263   $225,466,674
                                                     ============   ============

*Note:  See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                      1998            1997             1998             1997
                                                -------------    -------------    -------------    -------------
OPERATING REVENUE ...........................   $  69,222,503    $  65,381,405    $ 136,062,813    $ 125,268,705
                                                -------------    -------------    -------------    -------------

OPERATING EXPENSES:
    Salaries, wages, benefits ...............   $  13,212,053    $  11,688,827    $  26,967,643    $  22,593,106
    Rent and purchased transportation .......      26,967,946       26,801,685       52,231,164       50,655,733
    Operations and maintenance ..............       6,675,135        6,276,055       13,595,664       12,460,171
    Taxes and licenses ......................       1,548,562        1,413,861        3,060,233        2,755,612
    Insurance and claims ....................       2,025,573        3,073,478        4,031,707        5,935,097
    Communications and utilities ............         661,364          520,913        1,434,542        1,156,861
    Depreciation ............................       4,580,527        3,345,012        9,243,626        6,647,150
    Other operating expenses ................       1,581,022        1,090,205        2,900,597        2,252,608
    (Gain) on sale of fixed assets ..........          (5,645)         (24,980)        (332,255)         (25,780)
                                                -------------    -------------    -------------    -------------
                                                $  57,246,537    $  54,185,056    $ 113,132,921    $ 104,430,558
                                                -------------    -------------    -------------    -------------
         Operating income ...................   $  11,975,966    $  11,196,349    $  22,929,892    $  20,838,147
    Interest income .........................       1,128,318        1,072,712        2,183,134        1,951,757
                                                -------------    -------------    -------------    -------------
    Income before income taxes ..............   $  13,104,284    $  12,269,061    $  25,113,026    $  22,789,904
    Federal and state income taxes (Note 3) .       4,586,522        4,539,695        8,789,582        8,432,267
                                                -------------    -------------    -------------    -------------
    Net income ..............................   $   8,517,762    $   7,729,366    $  16,323,444    $  14,357,637
                                                =============    =============    =============    =============
    Earnings per common share:
      Basic earnings per share ..............   $        0.28    $        0.26    $        0.54    $        0.48
                                                =============    =============    =============    =============
    Basic weighted average shares outstanding      30,000,000       30,000,000       30,000,000       30,000,000
                                                =============    =============    =============    =============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                      June 30,         June 30,
                                                        1998            1997
                                                  -------------    -------------
OPERATING ACTIVITIES
 Net Income ..................................... $  16,323,444    $ 14,357,637
  Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization ................     9,813,048       6,764,674
   Deferred income taxes ........................    (2,195,000)     (2,717,500)
   Gain on sale of fixed assets .................      (302,084)        (15,564)
   Changes in certain working capital items:
    Trade receivables ...........................       831,850      (4,246,505)
    Other current assets ........................    (4,007,738)     (1,484,429)
    Prepaid expenses ............................       410,060         409,169
    Accounts payable and accrued expenses .......     3,857,576       6,599,212
    Accrued income tax ..........................     1,384,904         617,933
                                                  -------------    -------------
      Net cash provided by operating activities . $  26,116,060    $ 20,284,627
                                                  -------------    -------------
INVESTING ACTIVITIES
    Proceeds from sale of prop. and equipment ...       473,200          25,780
    Purchase of property and equipment ..........    (3,271,285)     (5,685,831)
    Net redemption of municipal bonds ...........     1,999,473      21,015,532
    Other .......................................       (64,426)         12,871
                                                   -------------   -------------
    Net cash (used in) provided by investment
     activities .................................  $    (863,038)  $ 15,368,352
                                                   -------------   -------------

      Net increase in cash and cash equivalents .  $  25,253,022   $ 35,652,979

CASH AND CASH EQUIVALENTS
    Beginning of year ...........................     76,240,422     59,593,468
                                                   -------------   -------------
    End of quarter ..............................  $ 101,493,444   $ 95,246,447
                                                   =============   =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes ..............................  $   9,599,678   $ 10,531,834
    Noncash investing activities:
      Book value of revenue equipment traded ....  $   5,900,477   $    340,884

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report of Form 10-K for the year ended December 31, 1997.

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

Note 3.   Income Taxes

Income taxes for the three and six month periods ended June 30, 1998 are based on the Company's estimated effective tax rates. The rate for the three and six month period ended June 30, 1998 and 1997 was 35% and 37%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the three and six month periods ended June 30, 1998 compared with the same periods in 1997, and the changes in financial condition through the second quarter of 1998.

Results of Operations:

Three Months Ended June 30, 1998 and 1997

Operating revenue increased $3.8 million (5.9%), to $69.2 million in the second quarter of 1998 from $65.4 million in the second quarter of 1997. The revenue increase was attributable primarily to the Company's acquisition of A & M Express, Inc., expansion of the customer base, and increased volume from existing customers.

Salaries, wages, and benefits increased $1.5 million (13.0%), to $13.2 million in the second quarter of 1998 from $11.7 million in the second quarter of 1997. As a percentage of revenue, salaries, wages and benefits increased to 19.1% in 1998 from 17.9% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the acquisition of A & M Express which relies primarily on employee drivers.

During the second quarter of 1998, employee drivers accounted for 44% and independent contractors 56% of the total fleet miles, compared with 40% and 60%, respectively, in the second quarter of 1997. Rent and purchased transportation increased $0.2 million (.6%), to $27.0 million in the second quarter of 1998 from $26.8 million in the second quarter of 1997. As a percentage of revenue, rent and purchased transportation decreased to 39.0% in the second quarter of 1998 from 41.0% in the second quarter of 1997. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance increase $0.4 million (6.4%) to $6.7 million in the second quarter of 1998 from $6.3 million in the second quarter of 1997. As a percentage of revenue, operations and maintenance was 9.6% in both compared quarters. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet. The cost increases associated with increased reliance on employee drivers were effected by a decrease in fuel prices compared to those experienced in the second quarter of 1997.

Taxes and licenses increased $.1 million (9.5%), to $1.5 million in the second quarter of 1998 from $1.4 million in the second quarter of 1997. As a percentage of revenue, taxes and licenses was 2.2% in both compared quarters. The cost increase was primarily attributable to the increase in fleet size.

Insurance and claims decreased $1.0 million (34.1%), to $2.0 million in the second quarter of 1998 from $3.0 million in the second quarter of 1997. As a percentage of revenue, insurance and claims decreased to 2.9% in the second quarter of 1998 from 4.7% in the second quarter of 1997. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the second quarter 1998 expense reflects the lessor severity of claims incurred.

Depreciation increased $1.2 million (36.9%) to $4.6 million during the second quarter of 1998 from $3.4 million in the second quarter of 1997. As a percentage of revenue, depreciation increased to 6.6% of revenue during the second quarter of 1998 from 5.1% during the second quarter of 1997. The increase resulted from the growth in the Company owned trailer and tractor fleet.

Other operating expenses increased $0.5 million (45.0%) to $1.6 million during the second quarter of 1998 from $1.1 million during the second quarter of 1997. As a percentage of revenue, other operating expenses increased to 2.3% in the second quarter of 1998 from 1.7% in the second quarter of 1997. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.1 (5.2%) to $1.1 million in the second quarter of 1998 from $1.0 million in the second quarter of 1997. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% and 37.0% for the three month periods ended June 30, 1998 and 1997, respectively. This decrease is primarily attributable to the increase in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.7% during the second quarter of 1998 compared with 82.9% during the second quarter of 1997. Net income increased $0.8 million (10.2%), to $8.5 million during the second quarter of 1998 from $7.7 million during the second quarter of 1997.

Six Months Ended June 30,  1998 and 1997

Operating revenue increased $10.8 million (8.6%), to $136.1 million in the six months ended June 30, 1998 from $125.3 million in the compared 1997 period. The revenue increase was attributable primarily to the Company's acquisition of A & M Express, Inc., expansion of the customer base, and increase volume from existing customers.

Salaries, wages, and benefits increased $4.4 million (19.4%), to $27.0 million in the six months ended June 30, 1998 from $22.6 million in the compared 1997 period. As a percentage of revenue, salaries, wages and benefits increased to 19.8% in 1998 from 18.0% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the acquisition of A & M Express which relies primarily on employee drivers. During the six months ended June 30, 1998, employee drivers accounted for 45% and independent contractors 55% of the total fleet miles, compared with 40% and 60%, respectively, in the 1997 period. Rent and purchased transportation increased $1.6 million (3.1%), to $52.2 million in the six months ended June 30, 1998 from $50.6 million in the compared 1997 period. As a percentage of revenue, rent and purchased transportation decreased to 38.4% in the six months ended June 30, 1998 from 40.4% in the compared 1997 period. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance increased $1.1 million (9.1%) to $13.6 million in the six months ended June 30,1998 from $12.5 million in the compared 1997 period. As a percentage of revenue, operations and maintenance increased to 10.0% of revenue in the six months ended June 30, 1998 from 9.9% during the compared 1997 period. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet. The cost increases associated with increased reliance on employee drivers were effected by a decrease in fuel prices compared to those experienced in the first six months of 1997.

Taxes and licenses increased $0.3 million (11.1%), to $3.1 million in the six months ended June 30, 1998 from $2.8 million in the compared 1997 period. As a percentage of revenue, taxes and licenses was 2.2% for both periods. The cost increase was primarily attributable to the increase in fleet size.

Insurance and claims decreased $1.9 million (32.1%), to $4.0 million in the six months ended June 30, 1998 from $5.9 million in the compared 1997 period. As a percentage of revenue, insurance and claims decreased to 3.0% in the six months ended June 30, 1998 from 4.7% in the compared 1997 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first six months of 1998 expense reflects the lessor severity of claims incurred.

Depreciation increased $2.6 million (39.1%) to $9.2 million during the six months ended June 30, 1998 from $6.6 million in the compared 1997 period. As a percentage of revenue, depreciation increased to 6.8% of revenue during the six months ended June 30, 1998 from 5.3% during the compared 1997 period. The increase resulted from the growth in the Company owned trailer and tractor fleet.

Other operating expenses increased $0.6 million (28.8%) to $2.9 million during the six months ended June 30, 1998 from $2.3 million during the compared 1997 period. As a percentage of revenue, other operating expenses increased to 2.1% in the six months ended June 30, 1998 from 1.8% in the compared 1997 period. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.2 (11.9%) to $2.2 million in the six months ended June 30, 1998 from $2.0 million in the compared 1997 period. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% and 37.0% for the six month periods ended June 30, 1998 and 1997, respectively. This decrease is primarily attributable to the increase in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.1% during the six months ended June 30, 1998 compared with 83.4% during the compared 1997 period. Net income increased $2.0 million (13.7%), to $16.3 million during the six months ended June 30, 1998 from $14.3 million during the compared 1997 period. The first six months of 1998 net income included a $0.3 million gain recognized on a parcel of land sold.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company expects to finance further growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 2.75 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the six months ended June 30, 1998, the Company generated net cash flow from operations of $26.1 million. Net cash used in investing and financing activities included $2.0 million net redemptions of municipal bonds and $3.3 million for capital expenditures, primarily revenue equipment.

Working capital at June 30, 1998 was $104.5 million, including $119.3 million in cash, cash equivalents, and municipal bonds. These investments generated $2.2 million in interest income (primarily tax-exempt) during the six months ended June 30, 1998. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject of certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customer's business cycles, excessive increase in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on Form 10-K and 10-Q.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings
                  Not applicable

Item 2.           Changes in securities
                  Not applicable

Item 3.           Defaults upon senior securities
                  Not applicable

Item 4.           Submission of matters to a vote of security holders
                  Not applicable

Item 5.           Other information
                  Not applicable

Item 6.           Exhibits and reports on Form 8-K
                  None filed during the second quarter of 1998.

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

   3.2               Bylaws                            Incorporated by Reference
                                                       to the Company's
                                                       registration statement on
                                                       form S-1, Registration
                                                       No.33-8165, effective
                                                       November 5, 1986.

   3.3               Certificate of Amendment To       Incorporated by Reference
                     Articles of Incorporation         to the Company's form
                                                       10-QA, for the quarter
                                                       ended June 30, 1997,
                                                       dated March 26, 1998.

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

   4.2               Bylaws                            Incorporated by Reference
                                                       to the Company's
                                                       registration statement on
                                                       form S-1, Registration
                                                       No. 33-8165, effective
                                                       November 5, 1986.

   4.3               Certificate of Amendment to       Incorporated by Reference
                     Articles of Incorporation         to the Company's Form
                                                       10-QA, for the quarter
                                                       ended June 30, 1997,
                                                       dated March 26, 1998.

   9.1               Voting Trust Agreement dated      Incorporated by Reference
                     June 6, 1997 among the Gerdin     to the Company's
                     Educational Trusts and Larry      Form 10-K for the year
                     Crouse voting trustee.            ended December 31, 1997.
                                                       Commission file no.
                                                       0-15087.

  10.1               Business Property Lease           Incorporated by Reference
                     between Russell A. Gerdin         to the Company's Form
                     as Lessor and the Company         10-K for the year ended
                     as Lessee, regarding the          December 31, 1996.
                     Company's headquarters at         Commission file no.
                     2777 Heartland Drive              0-15087, dated
                     Coralville, Iowa 52241            March 27, 1997.

  10.2               Form of Independent Contractor    Incorporated by Reference
                     Operating Agreement between the   to the Company's Form
                     Company and its independent       10-K for the year ended
                     contractor providers of tractors  December 31, 1993.
                                                       Commission file no.
                                                       0-15087.

  10.3               Description of Key Management     Incorporated by Reference
                     Deferred Incentive Compensation   to the Company's Form
                     Arrangement                       10-K for the year ended
                                                       December 31, 1993.
                                                       Commission file no.
                                                       0-15087.

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



HEARTLAND EXPRESS, INC.

BY: /s/  John P. Cosaert
   ------------------------
       JOHN P. COSAERT
       Vice-President
    Finance and Treasurer