Form 10-Q
period 1998-09-30
HEARTLAND EXPRESS INC
filed 1998-11-12
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1998           Commission File No.    0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



             Nevada                                   93-0926999
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification Number)



2777 Heartland Drive, Coralville, Iowa                   52241
(Address of Principal Executive Office)                (Zip Code)



Registrant's telephone number, including area code  (319) 645-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                   No            .

At September 30, 1998, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Page
Number


Item 1.           Financial statements

                  Consolidated balance sheets
                     September 30, 1998 (unaudited) and
                     December 31, 1997                                    2-3
                  Consolidated statements of income
                     (unaudited) for the three and nine month
                     periods ended September 30, 1998 and 1997            4
                  Consolidated statements of cash flows
                     (unaudited) for the nine months ended
                     September 30, 1998 and 1997                          5
                  Notes to financial statements                           6

Item 2.           Management's discussion and analysis of
                     financial condition and results of
                     operations                                           7-10



                                     PART II

                                OTHER INFORMATION



Item 1.           Legal proceedings                                       11

Item 2.           Changes in securities                                   11

Item 3.           Defaults upon senior securities                         11

Item 4.           Submission of matters to a vote of                      11
                  security holders

Item 5.           Other information                                       11

Item 6.           Exhibits and reports on Form 8-K                        11-12

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

          ASSETS                        SEPTEMBER 30,  DECEMBER 31,
                                            1998            1997
                                        -------------  ------------
                                         (Unaudited)     * (Note 1)
CURRENT ASSETS

   Cash and cash equivalents ........   $120,124,076   $ 76,240,422

   Trade receivables, less allowance:
   1998 $402,812; 1997 $491,971 .....     23,961,345     24,247,307

   Prepaid tires ....................      1,157,908      1,617,464

   Municipal bonds ..................     10,912,502     19,769,765

   Deferred income taxes ............     16,539,000     15,841,000

   Other current assets .............      1,704,216        280,243
                                        ------------   ------------
     Total current assets ...........   $174,399,047   $137,996,201
                                        ------------   ------------
PROPERTY AND EQUIPMENT

   Land and land improvements .......   $  3,830,779   $  3,936,843

   Buildings ........................      9,214,397      9,215,477

   Furniture and fixtures ...........      2,535,343      1,982,818

   Shop and service equipment .......      1,448,548      1,351,440

   Revenue equipment ................    115,247,207    118,819,981
                                        ------------   ------------
                                        $132,276,274   $135,306,559
   Less accumulated depreciation
      & amortization ................     59,920,310     54,336,481
                                        ------------   ------------

   Property and equipment, net ......   $ 72,355,964   $ 80,970,078
                                        ------------   ------------

   OTHER ASSETS .....................   $  6,237,939   $  6,500,395
                                        ------------   ------------

                                        $252,992,950   $225,466,674
                                        ============   ============

* Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet.

                                      -2-

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   September 30,   December 31,
                                                        1998          1997
                                                   ------------   --------------
                                                    (Unaudited)      *(Note 1)
CURRENT LIABILITIES

   Accounts payable & accrued liabilities .........$ 10,672,135   $  8,857,820

   Compensation & benefits ........................   4,954,931      4,992,714

   Income taxes payable ...........................   5,155,644      4,224,150

   Insurance accruals .............................  36,009,865     34,671,707

   Other ..........................................   3,109,282      3,080,223
                                                   ------------   --------------

     Total current liabilities ....................$ 59,901,857   $ 55,826,614

DEFERRED INCOME TAXES .............................  14,598,000     15,901,000
                                                   ------------   --------------

                                                   $ 74,499,857   $ 71,727,614
                                                   ------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Capital stock:

   Preferred, $.01 par value; authorized

      5,000,000 share; none issured ...............$       --     $       --

   Common, $.01 par value; authorized

      395,000,000 shares; issured and
         outstanding

      30,000,000 shares ...........................     300,000        300,000

   Additional paid in capital .....................   6,608,170      6,608,170

   Retained earnings .............................. 171,584,923    146,830,890
                                                   ------------   --------------

                                                   $178,493,093   $153,739,060
                                                   ------------   --------------

                                                   $252,992,950   $225,466,674
                                                   ============   ==============

*Note: See Note 1 of "Notes to Financial Statements" for information regarding the December 31, 1997 balance sheet

                                      -3-

                             HEARTLAND EXPRESS, INC
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         Three months ended              Nine months ended
                                                                         September 30, 1998              September 30, 1998

                                                                           1998            1997             1998             1997
                                                                    -----------   -------------    -------------    -------------
OPERATING REVENUE ...............................................   $65,015,412   $  70,179,846    $ 201,078,225    $ 195,448,551
                                                                    -----------   -------------    -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ....................................   $12,386,792   $  13,478,023    $  39,354,435    $  36,071,129

   Rent and purchased transportation ............................    24,963,644      25,946,445       77,194,808       76,602,178

   Operations and maintenance ...................................     6,205,900       7,798,257       19,801,564       20,258,428

   Taxes and licenses ...........................................     1,531,871       1,645,831        4,592,104        4,401,443

   Insurance and claims .........................................     1,762,395       2,456,295        5,794,102        8,391,392

   Communications and utilities .................................       623,147         751,781        2,057,689        1,905,781

   Depreciation .................................................     4,504,616       4,787,204       13,748,242       11,437,215

   Other operating expenses .....................................     1,362,005       1,238,926        4,262,602        3,491,534

   (Gain) on sale of fixed assets ...............................          --            (6,739)        (332,255)         (32,519)
                                                                    -----------   -------------    -------------    -------------

                                                                    $53,340,370   $  58,096,023    $ 166,473,291    $ 162,526,581
                                                                    -----------   -------------    -------------    -------------

            Operating income ....................................   $11,675,042   $  12,083,823    $  34,604,934    $  32,921,970

   Interest income ..............................................     1,297,856         908,717        3,480,990        2,860,474

   Interest expense .............................................          --           (64,513)            --            (64,513)
                                                                    -----------   -------------    -------------    -------------

   Income before income taxes ...................................   $12,972,898   $  12,928,027    $  38,085,924    $  35,717,931

   Federal and state income taxes ...............................     4,542,309       4,525,214       13,331,891       12,957,481
                                                                    -----------   -------------    -------------    -------------

   Net income ...................................................   $ 8,430,589       8,402,813    $  24,754,033    $  22,760,450
                                                                    ===========   =============    =============    =============

   Earnings per common share:

       Basic earnings per share .................................   $      0.28   $        0.28    $        0.83    $        0.76
                                                                    ===========   =============    =============    =============

   Basic weighted average shares
     outstanding ................................................    30,000,000      30,000,000       30,000,000       30,000,000
                                                                    ===========   =============    =============    =============

See accompanying notes to consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                      1998             1997
                                                  -------------    -------------
OPERATING ACTIVITIES
   Net Income ................................... $ 24,754,033     $ 22,760,450
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization .............   14,594,332       11,868,268
      Deferred income taxes .....................   (2,001,000)      (3,254,500)
      Gain on sale of fixed assets ..............     (332,255)         (22,303)
      Changes in certain working capital items:
         Trade receivables ......................      285,962       (4,657,077)
         Other current assets ...................   (1,778,755)      (1,453,934)
         Prepaid expenses .......................      198,569          897,759
         Accounts payable and accrued expenses ..    3,727,948        7,279,887
         Accrued income tax .....................      931,494          452,539
                                                  -------------    -------------
      Net cash provided by operating activities   $ 40,380,328     $  33,871,089
                                                  -------------    -------------
INVESTING ACTIVITIES
   Proceeds from sale of prop. and equipment .... $    473,200     $     32,519
   Capital additions ............................   (5,506,006)     (22,598,157)
   Net sales of municipal bonds .................    8,857,263       19,198,983
   Other ........................................     (321,131)        (655,722)
                                                  -------------    -------------
   Net cash (used in) provided by
     investment activities ...................... $  3,503,326     $ (4,022,377)
                                                  -------------    -------------
FINANCING ACTIVITIES
   Principal payments on long-term notes ........ $        --      $(18,542,135)
                                                  -------------    -------------
     Net cash used in financing activities ...... $        --      $(18,542,135)
                                                  -------------    -------------
     Net increase in cash and cash equivalents .. $ 43,883,654     $ 11,306,577

CASH AND CASH EQUIVALENTS
     Beginning of year ..........................   76,240,422       59,593,468
                                                  -------------    -------------
     End of quarter ............................. $120,124,076     $ 70,900,045
                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest ................................... $        --      $     64,513
     Income taxes ...............................   14,401,397       15,587,442
   Noncash investing activities:
     Book value of revenue equipment traded ..... $  6,897,781    $   1,002,703



See accompanying notes to consolidated financial statements.

                                      -5-

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1997.


Note 2.   Income Taxes

Income taxes for the three and nine month periods ended September 30, 1998 are based on the Company's estimated effective tax rates. The rate for the three and nine month periods ended September 30, 1998 was 35%. The rates for the three and nine month periods ended September 30, 1997 were 35% and 36%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the three and nine month periods ended September 30, 1998 compared with the same periods in 1997, and the changes in financial condition through the third quarter of 1998.

Results of Operations:

Three Months Ended September 30, 1998 and 1997

Operating revenue decreased $5.2 million (7.4%), to $65.0 million in the third quarter of 1998 from $70.2 million in the third quarter of 1997. The revenue decrease was attributable primarily to a decrease in employee driver and independent contractor capacity.

Salaries, wages, and benefits decreased $1.1 million (8.1%), to $12.4 million in the third quarter of 1998 from $13.5 million in the third quarter of 1997. As a percentage of revenue, salaries, wages and benefits decreased to 19.1% in 1998 from 19.2% in 1997. This decrease is attributable to a decrease in capacity of employee drivers operating the Company's tractor fleet.

During the third quarter of 1998, employee drivers accounted for 44% and independent contractors 56% of the total fleet miles, compared with 46% and 54%, respectively, in the third quarter of 1997. Rent and purchased transportation decreased $1.0 million (3.8%), to $25.0 million in the third quarter of 1998 from $26.0 million in the third quarter of 1997. As a percentage of revenue, rent and purchased transportation increased to 38.4% in the third quarter of 1998 from 37.0% in the third quarter of 1997. This reflected the Company's increased reliance upon independent contractors and a decrease in capacity.

Operations and maintenance decreased $1.6 million (20.4%) to $6.2 million in the third quarter of 1998 from $7.8 million in the third quarter of 1997. As a percentage of revenue, operations and maintenance decreased to 9.5% in 1998 from 11.1% 1997. This decrease is attributable to the aforementioned decrease in capacity of employee drivers operating the Company's tractor fleet. Operations and maintenance costs were also impacted by a decrease in fuel prices compared to those experienced in the third quarter of 1997.

Taxes and licenses decreased $0.1 million (6.9%), to $1.5 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997. As a percentage of revenue, taxes and licenses increased to 2.4% in 1998 from 2.3% in 1997. The cost decrease was primarily attributable to the decrease in fleet capacity.

Insurance and claims decreased $0.7 million (28.2%), to $1.8 million in the third quarter of 1998 from $2.5 million in the third quarter of 1997. As a percentage of revenue, insurance and claims decreased to 2.7% in the third quarter of 1998 from 3.5% in the third quarter of 1997. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the third quarter 1998 expense reflects the lessor severity of claims incurred.

Depreciation decreased $0.3 million (5.9%) to $4.5 million during the third quarter of 1998 from $4.8 million in the third quarter of 1997. As a percentage of revenue, depreciation increased to 6.9% of revenue during the third quarter of 1998 from 6.8% during the third quarter of 1997. The decrease resulted from the decrease in the size of the Company owned tractor fleet.

Other operating expenses increased $0.1 million (9.9%) to $1.3 million during the third quarter of 1998 from $1.2 million during the third quarter of 1997. As a percentage of revenue, other operating expenses increased to 2.1% in the third quarter of 1998 from 1.8% in the third quarter of 1997. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.4 (42.8%) to $1.3 million in the third quarter of 1998 from $0.9 million in the third quarter of 1997. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% in both compared quarters.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.0% during the third quarter of 1998 compared with 82.8% during the third quarter of 1997. Net income $8.4 million for both compared quarters.

Nine Months Ended September 30, 1998 and 1997

Operating revenue increased $5.6 million (2.9%), to $201.0 million in the nine months ended September 30, 1998 from $195.4 million in the compared 1997 period. The revenue increase was attributable primarily to the Company's acquisition of A & M Express, Inc., expansion of the customer base, and increased volume from existing customers.

Salaries, wages, and benefits increased $3.3 million (9.1%), to $39.4 million in the nine months ended September 30, 1998 from $36.1 million in the compared 1997 period. As a percentage of revenue, salaries, wages and benefits increased to 19.6% in 1998 from 18.5% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to increased utilization and the acquisition of A & M Express which relies primarily on employee drivers. During the nine months ended September 30, 1998, employee drivers accounted for 45% and independent contractors 55% of the total fleet miles, compared with 42% and 58%, respectively, in the 1997 period. Rent and purchased transportation increased $0.6 million (0.8%), to $77.2 million in the nine months ended September 30, 1998 from $76.6 million in the compared 1997 period. As a percentage of revenue, rent and purchased transportation decreased to 38.4% in the nine months ended September 30, 1998 from 39.2% in the compared 1997 period. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance decreased $0.5 million (2.3%) to $19.8 million in the nine months ended September 30, 1998 from $20.3 million in the compared 1997 period. As a percentage of revenue, operations and maintenance decreased to 9.8% of revenue in the nine months ended September 30, 1998 from 10.4% during the compared 1997 period. The cost decrease was effected by a decrease in fuel prices and savings associated with the replacement of company-owned tractors with newer, more efficient tractors.

Taxes and licenses increased $0.2 million (4.3%), to $4.6 million in the nine months ended September 30, 1998 from $4.4 million in the compared 1997 period. As a percentage of revenue, taxes and licenses was 2.3% for both periods. The cost increase was primarily attributable to the increase in fleet size

Insurance and claims decreased $2.6 million (31.0%), to $5.8 million in the nine months ended September 30, 1998 from $8.4 million in the compared 1997 period. As a percentage of revenue, insurance and claims decreased to 2.9% in the nine months ended September 30, 1998 from 4.3% in the compared 1997 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first nine months of 1998 expense reflects the lessor severity of claims incurred.

Depreciation increased $2.3 million (20.2%) to $13.7 million during the nine months ended September 30, 1998 from $11.4 million in the compared 1997 period. As a percentage of revenue, depreciation increased to 6.8% of revenue during the nine months ended September 30, 1998 from 5.9% during the compared 1997 period. The increase resulted from the growth in the Company owned trailer and tractor fleet.

Other operating expenses increased $0.8 million (22.1%) to $4.3 million during the nine months ended September 30, 1998 from $3.5 million during the compared 1997 period. As a percentage of revenue, other operating expenses increased to 2.1% in the nine months ended September 30, 1998 from 1.8% in the compared 1997 period. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.6 (21.7%) to $3.5 million in the nine months ended September 30, 1998 from $2.9 million in the compared 1997 period. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% and 36.0% for the nine month periods ended September 30, 1998 and 1997, respectively. This decrease is primarily attributable to the increase in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.8% during the nine months ended September 30, 1998 compared with 83.2% during the compared 1997 period. Net income increased $2.0 million (8.8%), to $24.8 million during the nine months ended September 30, 1998 from $22.8 million during the compared 1997 period. The first nine months of 1998 net income included a $0.3 million gain recognized on a parcel of land sold.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company expects to finance further growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 2.9 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the nine months ended September 30, 1998, the Company generated net cash flow from operations of $40.4 million. Net cash provided by and used in investing and financing activities included $8.9 million net sales of municipal bonds and $5.5 million for capital expenditures, primarily revenue equipment.

Working capital at September 30, 1998 was $114.5 million, including $131.0 million in cash, cash equivalents, and municipal bonds. These investments generated $3.5 million in interest income (primarily tax-exempt) during the nine months ended September 30, 1998.
The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject of certain risks and uncertainties that could cause actual results to differ materially from those projected.

Without limitation, these risks and uncertainties include economic recessions or downturns in customer's business cycles, excessive increase in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on Form 10-K and 10Q.

Year 2000 Issue

The Company has completed a comprehensive review of its Year 2000 issues and has completed its review of internal systems (informational technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors.

The Company's operational system and software are Year 2000 compliant and is currently in the testing process. The Company estimates the updates to other internal systems to be approximately 90% completed. The Company presently believes that with modifications and updates to existing software, the cost of which is not material, the Year 2000 problem will not pose significant operational problems for the Company's internal systems.

As a part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. As the Company continues to monitor the progress of its material vendors and customers it will formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant.

                                     PART II

                                OTHER INFORMATION

         Item 1.           Legal Proceedings
                           Not applicable

         Item 2.           Changes in securities
                           Not applicable

         Item 3.           Defaults upon senior securities
                           Not applicable

         Item 4. Submission of matters to a vote of security holders Not applicable

         Item 5.           Other information
                           Not applicable

         Item 6.           Exhibits and reports on Form 8-K
                           None filed during the third quarter of 1998.

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

                                              HEARTLAND EXPRESS, INC.

                                     BY: /s/  John P. Cosaert
                                         --------------------------
                                              JOHN P. COSAERT
                                              Vice-President
                                              Finance and Treasurer