Form 10-K
period 1998-12-31
HEARTLAND EXPRESS INC
filed 1999-03-29
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One) The Company's primary customers include retailers, manufacturers, and third party logistics providers.
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal  Year Ended December 31, 1998
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from__________________To___________________

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 15, 1999 was $265,247,246 (based upon $16.19 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 15, 1999 was 30,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than April 30, 1999.

                              Cross Reference Index

The following cross reference index indicates that document and location of the information contained herein and incorporated by reference into the Form 10-K.


Document and Location
                                    Part I
Item 1    Business                                             Page 3-5 herein

Item 2    Properties                                           Page 5 herein

Item 3    Legal Proceedings                                    Page 6 herein

Item 4    Submission of Matters to a Vote of Stockholders      Page 6 herein

                                    Part II

Item 5    Market for the Registrant's Common Equity and
          Related Stockholder Matters                          Page 6 herein

Item 6    Selected Financial Data                              Page 7 herein

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations        Page 8-12 herein

Item 8    Financial Statements and Supplementary Data          Page 13 and
                                                               17-27 herein

Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure               Page 13 herein

                                   Part III

Item 10   Directors and Executive Officers of the Registrant   Pages 2 to 4 of
                                                               Proxy Statement

Item 11   Executive Compensation                               Pages 4 and 5 of
                                                               Proxy Statement

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                       Page 7 of Proxy
                                                               Statement

Item 13   Certain Relationships and Related Transactions       Page 4 of Proxy
                                                               Statement

                                    Part IV

Item 14   Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                              Pages 14 and 15
                                                               herein


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

                                     PART I
ITEM 1. BUSINESS

General

         Heartland Express, Inc. ("Heartland" or the "Company") is a short-to medium haul truckload carrier based near Iowa City, Iowa. The Company provides nationwide transportation service to major shippers, using late-model equipment and a balanced fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

         Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twelve years from 1986 to 1998, Heartland has grown to $263.5 million in revenue from $21.6 million and net income has increased to $33.1 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

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

         Heartland Express, Inc. is a holding company incorporated in Nevada, which owns, directly or indirectly, all of the stock of Heartland Express Inc. of Iowa, Heartland Equipment, Inc., Munson Transportation, Inc., Munson Transport Service, Inc., Munson Equipment, Inc., and A & M Express, Inc.

Operations

         Heartland's operations department focuses on the successful execution of customer expectations and providing consistent opportunity for the fleet of employee drivers and independent contractors, while maximizing equipment utilization. These objectives require a combined effort of marketing, customer service, transportation planning, and fleet management.

         The Company's customer service employees are responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, and trailer asset management.

         Transportation planning employees are responsible for daily tactical decisions pertaining to matching the Company's freight with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and DOT compliance, customer needs and service requirements, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

         Fleet management employees are charged with the management and development of their fleets of drivers. Additionally, they maximize the capacity that is available to the organization to meet the service needs of the Company's customers. Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

         Serving the short to medium haul market (592-mile average length of haul in 1998) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

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

Customers and Marketing

         The Company targets customers in its operating area that require multiple, time-sensitive shipments, including those employing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling. Heartland's reputation for quality service, reliable equipment, and equipment availability makes it a core carrier to many of its customers.

         Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building additional service in the Company's primary traffic lanes will assist in controlling empty miles and enhancing driver "home time."

         The Company's 25, 10, and 5 largest customers accounted for 65%, 49%, and 35% of revenue, respectively, in 1998. The Company's primary customers include retailers, manufacturers, and third party logistics providers. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 14% of revenue in 1998. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

         Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 1998, Heartland employed 1,213 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a balanced fleet of company and independent contractor tractors. Management believes that a balanced fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

Competition

         The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (592-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

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

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings and competitive position. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

ITEM 2.  PROPERTIES

         Heartland's headquarters is located adjacent to Interstate 80, near Iowa City, Iowa. The facilities include five acres of land, two office buildings of approximately 25,000 square feet combined and a storage building, all leased from the Company's president and principal stockholder. Company-owned facilities at this location include three tractor and trailer maintenance garages totaling approximately 26,500 square feet, and a safety and service complex adjacent to Heartland's corporate offices. The adjacent facility provides the Company with six acres of additional trailer parking space, a drive-through inspection bay, an automatic truck wash facility, and 6,000 square feet of office space and driver facilities. The Company also owns a motel located adjacent to its corporate offices, which functions as a motel and driver training center.

         The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Forest Park, Georgia; Columbus, Ohio; Jacksonville, Florida; and Kingsport, Tennessee. The Company is leasing facilities in Murfreesboro, Tennessee; Decatur, Illinois; and Rochester, New York. A facility in Dubois, Pennsylvania is being leased to an unrelated third party. The Company closed facilities in Woodville, Ohio and Monmouth, Illinois during 1994 and 1995 and is attempting to dispose of such facilities. The carrying amount of the closed facilities were reduced in years prior to 1996 to reflect fair market value less costs to sell. In March 1998, the Company sold a parcel of land at its O'Fallon, Missouri terminal to an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the fourth quarter of 1998, no matters were submitted to a vote of securities holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

                           Price Range of Common Stock

         The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ from January 1, 1997 to December 31,1998.


             Period                       High               Low
        Calendar Year 1998
           1st Quarter                   $29.00            $22.75
           2nd Quarter                    29.00             19.75
           3rd Quarter                    20.25             15.50
           4th Quarter                    20.25             12.38

        Calendar Year 1997
           1st Quarter                   $27.38            $18.50
           2nd Quarter                    26.00             19.00
           3rd Quarter                    27.75             21.50
           4th Quarter                    30.88             22.88


         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 15, 1999 the Company had 270 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

                                                        Year Ended December 31,
                                                (in thousands, except per share data)
                                        1998         1997         1996         1995         1994
                                      ---------    ---------    ---------    ---------    ---------
Income Statement Data:
  Operating revenue ...............   $ 263,489    $ 262,504    $ 229,011    $ 191,507    $ 224,248
                                      ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits ...      51,995       49,535       40,261       40,715       56,440
  Rent and purchased transportation     100,089      101,169       93,961       64,043       57,799
  Operations and maintenance ......      26,072       27,739       22,158       21,035       35,557
  Taxes and licenses ..............       6,150        6,049        5,693        5,246        7,347
  Insurance and claims ............       6,810       10,404        9,976        7,967       11,872
  Communications and utilities ....       2,684        2,681        2,158        2,562        2,618
  Depreciation ....................      18,108       16,752       13,571       15,066       20,061
  Other operating expenses ........       5,872        5,048        4,534        3,745        5,468
  (Gain) on sale of fixed assets ..        (332)         (59)        (189)         (27)        (149)
  Merger consummation and
    integration costs .............        --           --           --           --          3,494
                                      ---------    ---------    ---------    ---------    ---------
                                        217,448      219,318      192,123      160,352      200,507
                                      ---------    ---------    ---------    ---------    ---------
Operating income ..................      46,041       43,186       36,888       31,155       23,741
 Interest income/(expense), net ...       4,896        3,782        2,839        1,524       (1,930)
                                      ---------    ---------    ---------    ---------    ---------
Income before income taxes ........      50,937       46,968       39,727       32,679       21,811
Federal and state income taxes ....      17,828       16,895       14,697       12,094       11,734
                                      ---------    ---------    ---------    ---------    ---------
Net income ........................   $  33,109    $  30,073    $  25,030    $  20,585    $  10,077
                                      =========    =========    =========    =========    =========
Basic weighted average shares
outstanding .......................      30,000       30,000       30,000       30,036       30,039
                                      =========    =========    =========    =========    =========
Basic earnings per share ..........   $    1.10    $    1.00    $    0.83    $    0.69    $    0.34
                                      =========    =========    =========    =========    =========

Balance sheet data:
Working capital ...................   $ 127,989    $  82,170    $  69,845    $  40,780    $   2,542
Total assets ......................   $ 256,828    $ 225,467    $ 191,504    $ 158,146    $ 136,393
Long term debt ....................   $    --      $    --      $    --      $    --      $     705
Stockholders' equity ..............   $ 186,848    $ 153,739    $ 123,666    $  98,636    $  78,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                           Year Ended December 31,
                                           -----------------------
                                           1998       1997      1996
                                          ------     ------    ------
Operating revenue                         100.0%     100.0%    100.0%
                                          ------     ------    ------
Operating expenses:
   Salaries, wages, and benefits           19.7%      18.9%     17.6%
   Rent and purchased transportation       38.0       38.5      41.0
   Operations and maintenance               9.9       10.5       9.7
   Taxes and licenses                       2.3        2.3       2.5
   Insurance and claims                     2.6        4.0       4.3
   Communications and utilities             1.0        1.0       0.9
   Depreciation                             6.9        6.4       5.9
   Other operating                          2.2        1.9       2.0
   expenses
  (Gain) on sale of fixed assets           (0.1)        --        --
                                          ------     ------    ------
   Total operating                         82.5%      83.5%     83.9%
   expenses                               ------     ------    ------
      Operating income                     17.5%      16.5%     16.1%
Interest income, net                        1.9        1.4       1.2
                                          ------     ------    ------
      Income before income taxes           19.4%      17.9%     17.3%
Federal and state income taxes              6.8        6.4       6.4
                                          ------     ------    ------
      Net income                           12.6%      11.5%     10.9%
                                          ======     ======    ======

Results of Operations

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

         Operating revenue increased $1.0 million (0.4%), to $263.5 million in 1998 from $262.5 million in 1997. The Company's growth of operating revenues was curtailed by the industry-wide shortage of experienced employee drivers and independent contractors.

         Salaries, wages, and benefits increased $2.5 million (5.0%), to $52.0 million in 1998 from $49.5 million in 1997. As a percentage of revenue, salaries, wages, and benefits increased to 19.7% in 1998 from 18.9% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the effect of a full year of operations of A & M Express which was acquired in July, 1997 and primarily relies on employee drivers. During 1998, employee drivers accounted for 45% and independent contractors 55% of the total fleet miles, compared with 43% and 57%, respectively, in 1997.

         Rent and purchased transportation decreased $1.1 million (1.1%), to $100.1 million in 1998 from $101.2 million in 1997. As a percentage of revenue, rent and purchased transportation decreased to 38.0% in 1998 from 38.5% in 1997. This reflected the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage.

         Operations and maintenance decreased $1.7 million (6.0%), to $26.1 million in 1998 from $27.7 million in 1997. As a percentage of revenue, operations and maintenance decreased to 9.9% in 1998 from 10.5% in 1997. This decrease is attributable to a decrease in fuel prices and lower repair and maintenance costs due to the replacement of older tractors with newer models.

         Taxes and licenses increased $0.1 million (1.7%), to $6.1 million in 1998 from $6.0 million 1997, primarily from an increase in fleet size. As a percentage of revenue, taxes and licenses remained constant at 2.3% in 1998 and in 1997.

         Insurance and claims decreased $3.6 million (34.5%), to $6.8 million in 1998 from $10.4 million in 1997. As a percentage of revenue, insurance and claims decreased to 2.6% in 1998 from 4.0% in 1997. The decrease was primarily attributable to the favorable settlement of claims and the lessor severity of incurred claims. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities remained constant at $2.7 million in 1998 and 1997. As a percentage of revenue, communications and utilities remained constant at 1.0% in 1998 and in 1997.

         Depreciation increased $1.4 million (8.1%), to $18.1 million in 1998 from $16.8 million in 1997. As a percentage of revenue, depreciation increased to 6.9% in 1998 from 6.4% in 1997. The increase resulted from the growth in the company owned fleet, as a percentage of the total fleet.

         Other operating expenses increased $0.9 million (16.3%), to $5.9 million in 1998 from $5.0 million in 1997. As a percentage of revenue, other operating expenses increased to 2.2% in 1998 from 1.9% in 1997. Other operating expenses consists of pallet cost, driver recruiting expenses, goodwill, and administrative costs. The primary area of increase was higher costs associated with the recruitment of qualified employee drivers and independent contractors.

         Primarily as a result of the foregoing, the Company's operating ratio improved to 82.5% in 1998 compared with 83.5% in 1997.

         Interest income (net) increased $1.1 million (29.5%), to $4.9 million in 1998 from $3.8 million in 1997. As a percentage of revenue, interest income
(net) increased to 1.9% in 1998 from 1.4% in 1997. The Company had $143 million in cash, cash equivalents, and investments at December 31, 1998 compared with $96.0 million at December 31, 1997. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 35% in 1998 and 36% in 1997. This decrease is primarily attributable to the increase of tax-exempt interest earned.

     As a result of the foregoing, net income increased $3.0 million (10.1%), to $33.1 million in 1998 (12.6% of revenue) from $30.1 million in 1997 (11.5% of revenue).

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

         Operating revenue increased $33.5 million (14.6%), to $262.5 million in 1997 from $229.0 million in 1996, as a result of the Company's acquisition of A & M Express, Inc. and expansion of the customer base and increased volume from existing customers.

         Salaries, wages, and benefits increased $9.3 million (23.0%), to $49.5 million in 1997 from $40.3 million in 1996. As a percentage of revenue, salaries, wages and benefits increased to 18.9% in 1997 from 17.6% in 1996. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the acquisition of A & M Express which primarily relies on employee drivers. During 1997, employee drivers accounted for 43% and independent contractors 57% of the total fleet miles, compared with 40% and 60%, respectively, in 1996. Rent and purchased transportation increased $7.2 million (7.7%), to $101.2 million in 1997 from $94.0 million in 1996. As a percentage of revenue, rent and purchased transportation decreased to 38.5% in 1997 from 41.0% in 1996. This reflected the Company's decreased reliance upon independent contractors.

         Operations and maintenance increased $5.6 million (25.2%), to $27.7 million in 1997 from $22.2 million in 1996. As a percentage of revenue, operations and maintenance increased to 10.6% in 1997 from 9.7% in 1996. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet.

         Taxes and licenses increased $0.3 million (6.3%), to $6.0 million in 1997 from $5.7 million in 1996. As a percentage of revenue, taxes and licenses decreased to 2.3% in 1997 from 2.5 % in 1996. The cost increase was primarily attributable to the increase in fleet size. The reduction in percentage of revenue can be attributed to improved utilization of equipment.

         Insurance and claims increased $0.4 million (4.3%), to $10.4 million in 1997 from $10.0 million in 1996. As a percentage of revenue, insurance and claims decreased to 4.0% in 1997 from 4.3% in 1996. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Management believes that the change as a percentage of revenue was insignificant.

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

         Other operating expenses increased $0.5 million (11.3%), to $5.0 million 1997 from $4.5 million in 1996. As a percentage of revenue, other operating expenses decreased to 1.9% in 1997 from 2.0% in 1996. Other operating expenses consists of pallet cost, driver recruiting expenses and administrative costs.

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

     The Company's effective tax rate was 36% in 1997 and 37% in 1996. This decrease is primarily attributable to the increase in tax-exempt interest earned.
     As a result of the foregoing, net income increased $5.0 million (20.1%), to $30.1 million in 1997 (11.5% of revenue) from $25.0 million in 1996 (10.9% of revenue).

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

         Cash and cash equivalents and investments increased to $143.4 million as of December 31, 1998 from $96.0 million at December 31, 1997. The Company's policy is to purchase only high quality liquid investments. Cash equivalents and investments primarily consists of municipal demand bonds and municipal demand bond funds.

         Net cash provided by operations was $52.7 million in 1998, $46.8 million in 1997, and $48.3 million in 1996. The primary source of funds in 1998 was net income of $33.1 million increased by non-cash adjustments, including depreciation and amortization of $19.2 million.

         Net cash provided by (used in) investing and financing activities was $14.5 million in 1998, ($30.1) million in 1997, and ($34.9) million in 1996.
Such amounts were used primarily to acquire A & M Express, purchase municipal bonds, purchase revenue equipment, and to pay off long term debt. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.(*)

         Trade receivables decreased to $21.4 million as of December 31, 1998 from $24.2 million as of December 31, 1997 primarily due to a 11.6% decrease in fourth quarter operating revenue. Cash paid for income taxes decreased to $18.9 million in 1998 from $19.9 million in 1997. Lower income taxes on a cash basis are primarily due to increased interest income exempt from federal taxes.

         Accounts payable and accrued liabilities decreased to $7.6 million as of December 31, 1998 from $8.9 million as of December 31, 1997 due mostly to a decrease in payables to revenue equipment suppliers.

         Insurance accruals increased to $35.5 million as of December 31, 1998 from $34.7 million as of December 31, 1997 due to the increase in the Company's fleet miles. The Company's insurance program for liability, physical damage and cargo damage involves self insurance retentions for the first $500,000. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimate of future claims development based on historical claim development trends. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

         The Company has one customer who accounted for more than 10% of the Company's revenue for the year ended December 31, 1998. As disclosed in footnote two to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 1998 the Company's largest customer generated approximately 14% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long term debt at December 31, 1998 and $143.4 million in cash, cash equivalents and investments) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.(*)

         Based on the Company's strong financial  position (current ratio of 3.4
and  no  debt),   management  foresees  no  significant  barriers  to  obtaining sufficient financing, if necessary, to continue with growth plans. (*)

Inflation and Fuel Cost

         Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. (*)

Seasonality

         The nature of the Company's primary traffic (appliances, automotive parts, paper products, retail goods, and packaged foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, earnings have historically been affected adversely during the fourth quarter as a result of reduced shipments by customers during the winter holiday season. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs in colder weather and higher fuel consumption due to increased engine idling.

(*) Forward - looking statements

Year 2000

         The Company has completed a comprehensive inventory and assessment of its risk associated with the Year 2000 problem. The position of the Company is to ensure successful operation of business processes without interruption before, during, and after December 31, 1999. A formal Year 2000 team was established in 1998 to identify exposures, develop a compliance plan, correct problems, test results and monitor progress on a monthly basis, and develop a contingency plan in the event of any system failures. All internal systems (both information technology "IT" and non-IT) have been assessed for risk, including operational software, operational platforms, desktop systems, telephony equipment, data communications, systems assurance, and facility management systems. Critical business processes have been assessed for risk, such as customer service, voice telecommunications, order entry, transportation capacity planning, logistical balance planning, driver load assignment, driver satellite communications, rating and invoicing, payment remittance, financial transactions, and electronic data interchange (EDI) communications for load tendering, shipment status, and freight invoicing. The Company's operational platform and enterprise software were upgraded in 1998 and are Year 2000 compliant. The Company will be testing systems by simulating the transition to the Year 2000. This testing should be completed prior to June 30, 1999. In 1998 the Company spent approximately $775,000 on Year 2000 compliance. Future estimated compliance costs are not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

         As part of the Company's comprehensive review, it is continuing to verify the year 2000 readiness of third parties (vendors and customers) with whom the Company has material business relationships. These relationships include providers of such services as telecommunications, natural gas and electricity, diesel fuel, satellite communications, and financial transactions. Formal communications have been initiated with significant customers and suppliers. These customers and suppliers indicate that they expect to achieve compliance and do not expect any business interruptions. In addition, engine manufacturers have confirmed the year 2000 readiness of our company-owned tractor fleet.

         At present the Company is not able to determine with certainty the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material suppliers and customers are not Year 2000 compliant. There can be no assurance that the Company will properly identify all Year 2000 issues or that certain external customers or suppliers will not experience disruption of IT functions or actual services provided. The Company will continue to monitor the progress of its material suppliers and customers. Contingency plans are being developed to address Year 2000 issues that may arise in the event of system failures or loss of material suppliers or customers.

Forward - Looking Information

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company purchases only high quality liquid investments. All investments as of December 31, 1998 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and municipal bonds.

         The Company has no debt outstanding as of December 31, 1998 and therefore, has no market risk related to debt.

         The Company does not engage in fuel hedging with financial instruments and therefore, has no market risk related to fuel price movements. The Company does use purchase contracts for bulk fuel purchases.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 17 to 27 of this report. Selected quarterly data is contained at page 26. Such information is incorporated by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers, directors, and director nominee, set forth under the caption "Election of Directors-Information Concerning Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 6 of the registrant's proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K report, the Proxy Statement is not being filed as a part hereof.

ITEM 11.         EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 4 and 5 of the Proxy Statement is incorporated herein by reference; provided, however, that the "Board of Directors' Report on Executive Compensation" is not incorporated by reference here.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.     Financial Statements and Schedules

                        The Company's audited financial statements are set forth on the following pages of this report:
                                                                           Page
Reports of Independent Public Accountants ...............................   17
Consolidated Balance Sheets .............................................   18
Consolidated Statements of Operations ...................................   19
Consolidated Statements of Stockholders' Equity .........................   20
Consolidated Statements of Cash Flows ...................................   21
Notes to Consolidated Financial Statements ..............................  22-27

(a) 2     Financial Statement Schedule
                                                                           Page
Valuation and Qualifying Accounts and Reserves ..........................   27

(a) 3     Exhibits required by Item 601 of Regulation S-K are listed below.

(b)       Reports on Form 8-K

          The Company did not file a Form 8-K during the last quarter of 1998

(c)       Exhibits

Exhibit No.          Document                      Page of Method of Filing

   3.1       Articles of Incorportion          Incorporated by reference to the
                                               Company's registration statement
                                               on Form S-1, Registration  No.
                                               33-8165,effective November 5,1986

   3.2       Bylaws                            Incorporated by reference to the
                                               Company's registration statement
                                               on Form S-1, Registration No.
                                               33-8165,effective November 5,1986

   3.3       Certificate of Amendment to       Incorporated by reference to the
             Articles of Incorporation         Company's Form 10-QA, for the
                                               quarter ended June 30, 1997,
                                               dated March 26, 1998.

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

   9.1       Voting Trust Agreement dated      Incorporated by reference to the
             June 6, 1997 between Larry        Company's Form 10-K for the year
             as trustee under the Gerdin       ended December 31, 1997.
             Educational Trusts and            Commission file no. 0-15087.
             Larry Crouse voting trustee.

  10.1       Business Property Lease between   Incorporated by reference to the
             Russell A. Gerdin as Lessor and   Company's Form 10-K for the year
             the Company as Lessee, regarding  ended December 31, 1996.
             the Company's headquarters at     Commission file no.0-15087.
             2777 Heartland Drive, Coralville,
             Iowa 52241

  10.2       Form of Independent Contractor    Incorporated by reference to the
             Operating Agreement between the   Company's Form 10-K for the year
             Company and its independent       ended December 31, 1993.
             contractor providers of tractors  Commission file no. 0-15087.

  10.3       Description of Key Management     Incorporated by reference to the
             Deferred Incentive Compensation   Company's Form 10-K for the year
             Arrangement                       ended December 31, 1993.
                                               Commission file no. 0-15087.

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

                                              HEARTLAND EXPRESS, INC.

Date: March 26, 1999                        By:   /s/ Russell A. Gerdin
      --------------                             ----------------------
                                                    Russell A. Gerdin
                                                 President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    Signature                      Title                              Date

/s/ Russell A. Gerdin     Chairman, President and Chief
Russell A. Gerdin         Executive Officer (Principal
                          Executive Officer), Secretary          March  26, 1999

/s/ John P. Cosaert       Vice President of Finance
John P. Cosaert           (Principal Financial Officer
                          and Principal Accounting
                          Officer) and Treasurer                 March  26, 1999

/s/ Richard O. Jacobson   Director
Richard O.Jacobson                                               March  26, 1999

/s/ Michael J. Gerdin     Director
Michael J.Gerdin                                                 March  26, 1999

/s/ Benjamin J. Allen     Director
Benjamin J.Allen                                                 March  26, 1999

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.:


         We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 22, 1999

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                      ASSETS                            1998           1997
                   ------------                     ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents ....................   $143,434,594   $ 76,240,422
  Trade receivable, less allowance:
  1998 $402,812; 1997 $491,971 .................     21,391,206     24,247,307
  Prepaid tires and tubes ......................      1,039,405      1,617,464
  Investments ..................................           --       19,769,765
  Deferred income taxes ........................     16,082,000     15,841,000
  Other current assets .........................        306,142        280,243
                                                   ------------   ------------
    Total current assets .......................    182,253,347    137,996,201
                                                   ------------   ------------
PROPERTY AND EQUIPMENT
  Land and land improvements ...................      3,830,779      3,936,843
  Buildings ....................................      9,214,397      9,215,477
  Furniture and fixtures .......................      2,535,343      1,982,818
  Shop and service equipment ...................      1,444,764      1,351,440
  Revenue equipment ............................    112,162,731    118,819,981
                                                   ------------   ------------
                                                    129,188,014    135,306,559
  Less accumulated depreciation and amortization     60,618,544     54,336,481
                                                   ------------   ------------
  Property and equipment, net ..................     68,569,470     80,970,078
                                                   ------------   ------------
OTHER ASSETS ...................................      6,005,191      6,500,395
                                                   ------------   ------------
                                                   $256,828,008   $225,466,674
                                                   ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities .....   $  7,615,143   $  8,857,820
  Compensation and benefits ....................      4,431,905      4,992,714
  Income taxes payable .........................      3,578,501      4,224,150
  Insurance accruals ...........................     35,503,314     34,671,707
  Other accruals ...............................      3,135,232      3,080,223
                                                   ------------   ------------
    Total current liabilities ..................     54,264,095     55,826,614
                                                   ------------   ------------

DEFERRED INCOME TAXES ..........................     15,716,000     15,901,000
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Capital Stock
  Preferred, par value  $.01; authorized
  5,000,000 shares; none issued ................           --             --
  Common par value $.01; authorized
  395,000,000 shares; issued and outstanding
  30,000,000 shares ............................        300,000        300,000
  Additional paid-in capital ...................      6,608,170      6,608,170
  Retained earnings ............................    179,939,743    146,830,890
                                                   ------------   ------------
                                                    186,847,913    153,739,060
                                                   ------------   ------------

                                                   $256,828,008   $225,466,674
                                                   ============   ============

The accompanying notes are an integral part of these financial statements

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                                  -------------
                                      1998            1997             1996
                                 -------------   -------------    -------------
Operating revenue ............   $ 263,489,156   $ 262,504,156    $ 229,011,108
                                 -------------   -------------    -------------

Operating expenses:
 Salaries, wages, and benefits      51,994,959      49,534,386       40,260,524
 Rent and purchased
 transportation ..............     100,089,165     101,169,061       93,961,180
 Operations and maintenance ..      26,072,323      27,739,355       22,158,279
 Taxes and licenses ..........       6,150,407       6,049,155        5,692,592
 Insurance and claims ........       6,809,819      10,404,326        9,975,716
 Communications and utilities        2,684,310       2,681,489        2,158,489
 Depreciation ................      18,107,708      16,751,384       13,571,284
 Other operating expenses ....       5,871,671       5,047,624        4,534,472
 Gain on sale of fixed assets         (332,255)        (58,903)        (189,041)
                                  -------------   -------------    -------------
                                   217,448,107     219,317,877      192,123,495
                                  -------------   -------------    -------------

 Operating income ............      46,041,049      43,186,279       36,887,613
Interest income ..............       4,895,651       3,846,157        2,871,089
Interest expense .............            --           (64,571)         (30,943)
                                  -------------   -------------    -------------
   Income before income taxes       50,936,700      46,967,865       39,727,759
Federal and state income taxes      17,827,847      16,894,972       14,697,268
                                  -------------   -------------    -------------

   Net income ................    $ 33,108,853    $ 30,072,893     $ 25,030,491
                                  =============   =============    =============

Basic earnings per share ......   $       1.10    $       1.00     $       0.83
                                  =============   =============    =============


Basic weighted average shares
 outstanding ..................     30,000,000      30,000,000       30,000,000
                                  =============   =============    =============



The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Capital       Additional
                                        Stock,        Paid-In       Retained
                                        Common        Capital       Earnings          Total
                                     ------------   ------------   ------------   ------------
Balance, December 31, 1995 ......    $  3,000,000   $  3,908,170   $ 91,727,506   $ 98,635,676
Net Income ......................            --             --       25,030,491     25,030,491
                                     ------------   ------------   ------------   ------------
Balance, December 31, 1996 ......       3,000,000      3,908,170    116,757,997    123,666,167
Reduction in par value ..........      (2,700,000)     2,700,000           --             --
Net income ......................            --             --       30,072,893     30,072,893
                                     ------------   ------------   ------------   ------------
Balance, December 31, 1997 ......         300,000      6,608,170    146,830,890    153,739,060
Net income ......................            --            --        33,108,853     33,108,853
                                     ------------   ------------   ------------   ------------
Balance, December 31, 1998 ......         300,000      6,608,170   $179,939,743   $186,847,913
                                     ============   ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                                    -------------
                                              1998             1997             1996
                                         -------------    -------------    -------------
OPERATING ACTIVITIES
Net income ...........................   $  33,108,853    $  30,072,893    $  25,030,491
Adjustments to reconcile to net cash
provided by operating activities:
 Depreciation and amortization .......      19,227,213       17,488,602       13,956,088
 Deferred income taxes ...............        (426,000)      (3,149,000)      (2,807,000)
 Gain on sale of fixed assets ........        (272,893)         (58,903)        (189,041)
 Changes in certain working capital items:
   Trade receivable ..................       2,856,101       (4,623,019)       2,338,411
   Other current assets ..............        (769,666)         446,071          (14,758)
   Prepaids ..........................         502,214        1,031,682        2,605,830
   Accounts payable and
    accrued expenses..................        (844,817)       5,413,840        5,159,151
   Accrued income taxes ..............        (645,649)         138,279        2,235,057
                                         -------------    -------------    -------------
Net cash provided by operating
activities............................      52,735,356       46,760,445       48,314,229
                                         -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property
and equipment.........................         483,668          271,721          393,513
Capital additions ....................      (5,511,705)     (22,384,516)      (7,491,563)
Net maturities (purchases) of
municipal bonds ......................      19,769,765       11,691,494      (26,941,798)
Other ................................        (282,912)      (1,150,055)        (137,619)
                                         -------------    -------------    -------------
Net cash provided (used in) by
investing activities .................      14,458,816      (11,571,356)     (34,177,467)
                                         -------------    -------------    -------------
FINANCING ACTIVITIES
Principal payments on long-term
notes ................................            --        (18,542,135)        (705,437)
                                         -------------    -------------    -------------
Net cash used in financing activities             --        (18,542,135)        (705,437)
                                         -------------    -------------    -------------
Net increase in cash and cash
equivalents ..........................      67,194,172       16,646,954       13,431,325
CASH AND CASH EQUIVALENTS
Beginning of year ....................      76,240,422       59,593,468       46,162,143
                                         -------------    -------------    -------------
End of year ..........................   $ 143,434,594    $  76,240,422    $  59,593,468
                                         =============    =============    =============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION  Cash paid during the period for:
 Interest ............................   $        --      $      64,571    $      30,943
 Income taxes ........................   $  18,899,496    $  19,905,693    $  15,269,211
Noncash investing activities:
 Book value of revenue equipment traded  $   9,658,636    $   3,062,392    $   5,585,217

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of business and Significant Accounting Policies

Nature of Business:

Heartland Express, Inc., (the "Company") is a short-to-medium-haul, irregular route, truckload carrier of general commodities. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. The Company operates the business as one reportable segment.

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

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with original maturities of three months of less. Cash equivalents consist of municipal demand bonds and notes, funds and trusts investing in those notes and auction preferred stocks.

Investments:

Substantially all investments represent municipal bonds or municipal bond funds with a maturity of one year or less. These investments are held to maturity and stated at amortized cost. Investment income received is generally exempt from federal income taxes.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Earnings Per Share:

The Company reports earnings per share in accordance with Statement of Financial Accounting Standard No. 128, (SFAS 128) "Earnings per share." Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Heartland has no common stock equivalents.

Reclassifications:

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.


Note 2.  Concentrations of Credit Risk and Major Customers

The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 35%, 39%, and 44% of revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 1998, 1997 or 1996. Annual revenues for this customer were $37.0 million, $39.0 million, and $35.0 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Acquisition

On July 14, 1997, the Company acquired the outstanding stock of A & M Express, Inc., (A & M) a Kingsport, Tennessee based truckload carrier. A & M, a dry van carrier, operated primarily in the eastern half of the United States. The acquisition was accounted for by the purchase method of accounting. The results of A & M's operations are reflected beginning with the effective date of the acquisition (July 1, 1997). In 1997, The company repaid approximately $18.5 million in debt which was assumed in connection with the acquisition. The acquisition of A & M did not have a material impact on the results of operations for the years ending December 31, 1998 and 1997.

Note 4.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

Deferred tax assets and liabilities as of December 31 are as follows:


                                                       1998            1997
                                                   ------------    ------------
Deferred income tax liabilities,
related to property and equipment ..............   $ 15,716,000    $ 15,901,000
                                                   ============    ============
Deferred income tax assets:
   Allowance for doubtful accounts .............   $    153,000    $    153,000
   Accrued expenses.............................      2,270,000       2,428,000
   Insurance accruals...........................     13,186,000      12,740,000
   Other........................................        473,000         520,000
                                                   ------------    ------------
   Deferred income tax assets ..................   $ 16,082,000    $ 15,841,000
                                                   ============    ============

The income tax provision is as follows:

                                       1998            1997            1996
                                   ------------    ------------    ------------
Current income taxes:
Federal ......................     $ 16,983,674    $ 18,697,215    $ 16,523,897
State.........................        1,270,173       1,346,757         980,371
                                   ------------    ------------    ------------
                                   $ 18,253,847    $ 20,043,972    $ 17,504,268
                                   ------------    ------------    ------------
Deferred income taxes:
Federal ......................     $   (408,960)   $ (3,023,040)   $ (2,689,106)
State.........................          (17,040)       (125,960)       (117,894)
                                   ------------    ------------    ------------
                                   $   (426,000)   $ (3,149,000)   $ (2,807,000)
                                   ------------    ------------    ------------
Total ........................     $ 17,827,847    $ 16,894,972    $ 14,697,268
                                   ============    ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The income tax provision differs from the amount determined by applying the U.S.federal tax rate as follows:

                                       1998            1997            1996
                                   ------------    ------------    ------------
Federal tax at statutory
rate (35%) ...........             $ 17,827,845    $ 16,438,753    $ 13,904,716
State taxes, net of federal
benefit ........................        826,000         875,000         648,000
Non-taxable interest income          (1,398,000)     (1,105,000)       (797,000)
Other ..........................        572,002         686,219         941,552
                                   ------------    ------------    ------------
                                   $ 17,827,847    $ 16,894,972    $ 14,697,268
                                   ============    ============    ============


Note 5.  Related Party Transactions

The Company leases two office buildings and a storage building from its president under a lease which provided for monthly rentals of $23,500 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2000 and contains a five year renewal option.

The total minimum rental commitment under the building lease is as follows:


                Year ending December 31:
                        1999                282,000
                        2000                117,500
                                         ----------
                                         $  399,500
                                         ==========



Rent expense paid to the Company's president totaled $282,000 for the years ended December 31, 1998, 1997, and 1996. The Company also maintains cash accounts with a bank owned by the Company's president.

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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by an insurance underwriter. A & M Express, however, had a $5,000 self-insurance retention.

The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $6.3 million in connection with its liability and workers' compensation insurance arrangements.

Note 7.  Stockholders' Equity

On February 18, 1997, the Company amended its articles of incorporation to increase authorized capital to four hundred million (400,000,000) shares of capital stock (395,000,000 shares of common stock and 5,000,000 shares of preferred stock) and reduced the par value from $0.10 to $0.01 per share.

On September 12, 1996 the Company's Board of Directors approved a 1.5 for 1.0 split of the Company's common stock effected in the form of a 50% stock dividend for stockholders of record as of September 23, 1996. A total of 10,000,000 common shares were issued. All share and per share amounts, and capital accounts, have been restated to retroactively reflect the stock split.

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Company contributions totaled $491,000, $541,000, and $529,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The Company has entered into fuel purchase contracts through March 2000. The contracts represent approximately 25% of annual fuel usage. The aggregate commitment under the contracts is $1,324,527 as of December 31, 1998.

The Company has entered into an equipment purchase agreement to acquire new tractors. As of December 31, 1998 the Company was committed to purchase tractors at an aggregate purchase price of $24.4 million.


Note 10.  Quarterly Financial Information (Unaudited)

                                           First     Second    Third    Fourth
                                          -------   -------   -------   -------
                                          (In Thousands, Except Per Share Data)
Year ended December 31, 1998
 Operating revenue ....................   $66,840   $69,223   $65,015   $62,411
 Operating income .....................    10,954    11,976    11,675    11,436
 Income before income taxes ...........    12,009    13,104    12,973    12,851
 Net income ...........................     7,806     8,518     8,430     8,355
 Basic earnings per share .............      0.26      0.28      0.28      0.28

Year end December 31, 1997
 Operating revenue ....................   $59,887   $65,381   $70,180   $67,056
 Operating income .....................     9,642    11,196    12,084    10,264
 Income before income taxes ...........    10,521    12,269    12,928    11,250
 Net income ...........................     6,628     7,729     8,403     7,313
 Basic earnings per share .............      0.22      0.26      0.28      0.24

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A            Column B          Column C           Column D   Column E
         ----------         ----------   -----------------------  ----------  ---------
                                               Charges To
                                         -----------------------
                             Balance At    Cost                               Balance
                             Beginning     And         Other                   At End
        Description          of Period    Expense      Accounts   Deductions  of Period
--------------------------   ----------  ---------  ------------  ----------  ---------
Allowance for doubtful accounts:

Year ended December 31, 1998   $491,971   $ 37,078   $       --     $126,237   $402,812

Year ended December 31, 1997   $402,812   $ 79,526   $ 250,000 *    $240,367   $491,971

Year ended December 31, 1996   $402,812   $ 33,710   $       --     $ 33,710   $402,812

(*) Acquired A & M reserves