Form 10-Q
period 1999-03-31
HEARTLAND EXPRESS INC
filed 1999-05-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     March 31, 1999            Commission File No.   0-15087
                      ---------------                                 --------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                           93-0926999
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

2777 Heartland Driver, Coralville, Iowa                         52241
(Address of Principal Executive Office)                       (Zip Code)


Registrant's telephone number, including area code   (319)  645-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_                    No ____

At March 31, 1999, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.        Financial statements

               Consolidated balance sheets
                March 31, 1999 (unaudited) and
                December 31, 1998                                         2 - 3
               Consolidated statements of income
                (unaudited) for the three month
                period ended March 31, 1999 and 1998                        4
               Consolidated statements of cash flows
                (unaudited) for the three months ended
                March 31, 1999 and 1998                                     5
               Notes to financial statements                                6

Item 2.        Management's discussion and analysis of
                financial condition and results of
                operations                                                7 - 10


                                     PART II

                                OTHER INFORMATION


Item 1.        Legal proceedings                                           11

Item 2.        Changes in securities                                       11

Item 3.        Defaults upon senior securities                             11

Item 4.        Submission of matters to a vote of                          11
               security holders

Item 5.        Other information                                           11

Item 6.        Exhibits and reports of Form 8-K                          11 - 13

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                      March 31,    December 31,
                                                        1999           1998
                                                    ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

      Cash and cash equivalents .................   $155,091,738   $143,434,594

      Trade receivables, less allowance:

      1999 and 1998 $402,812 ....................     22,342,024     21,391,206

      Prepaid tires .............................      1,121,672      1,039,405

      Deferred income taxes .....................     15,875,000     16,082,000

      Other current assets ......................      2,372,219        306,142
                                                    ------------   ------------

             Total current assets ...............   $196,802,653   $182,253,347
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

      Land and land improvements ................   $  3,830,779   $  3,830,779

      Buildings .................................      9,214,397      9,214,397

      Furniture and fixtures ....................      2,611,166      2,535,343

      Shop and service equipment ................      1,433,379      1,444,764

      Revenue equipment .........................    115,980,911    112,162,731
                                                    ------------   ------------

                                                    $133,070,632   $129,188,014

      Less accumulated depreciation & amortization    64,384,976     60,618,544
                                                    ------------   ------------

      Property and equipment, net ...............   $ 68,685,656   $ 68,569,470
                                                    ------------   ------------

OTHER ASSETS ....................................   $  5,847,757   $  6,005,191
                                                    ------------   ------------

                                                    $271,336,066   $256,828,008
                                                    ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES

      Accounts payable & accrued liabilities ....   $ 11,462,607   $  7,615,143

      Compensation & benefits ...................      4,856,927      4,431,905

      Income taxes payable ......................      7,299,706      3,578,501

      Insurance accruals ........................     34,690,072     35,503,314

      Other .....................................      2,958,516      3,135,232
                                                    ------------   ------------

             Total current liabilities ..........   $ 61,267,828   $ 54,264,095
                                                    ------------   ------------

DEFERRED INCOME TAXES ...........................     15,656,000     15,716,000
                                                    ------------   ------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Capital Stock:

      Preferred, $.01 par value; authorized

             5,000,000 share; none issued .......   $       --     $       --

      Common, $.01 par value; authorized

             395,000,000 shares; issued and outstanding

             30,000,000 shares ..................        300,000        300,000

      Additional paid in capital ................      6,608,170      6,608,170

      Retained earnings .........................    187,504,068    179,939,743
                                                    ------------   ------------

                                                    $194,412,238   $186,847,913
                                                    ------------   ------------

                                                    $271,336,066   $256,828,008
                                                    ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three months ended
                                                             March 31,
                                                        1999           1998
                                                    ------------   ------------
OPERATING REVENUE ...............................   $ 63,097,105   $ 66,840,310
                                                    ------------   ------------

OPERATING EXPENSES:

      Salaries, wages, benefits .................   $ 14,114,982   $ 13,755,590

      Rent and purchased transportation .........     22,765,645     25,263,218

      Operations and maintenance ................      6,585,507      6,920,529

      Taxes and licenses ........................      1,371,059      1,511,671

      Insurance and claims ......................      1,773,251      2,006,134

      Communications and utilities ..............        651,908        773,178

      Depreciation ..............................      4,068,078      4,663,099

      Other operating expenses ..................      1,608,101      1,319,575

      (Gain) on sale of fixed assets ............           --         (326,610)
                                                    ------------   ------------

                                                    $ 52,938,531   $ 55,886,384
                                                    ------------   ------------

             Operating income ...................   $ 10,158,574   $ 10,953,926

      Interest income ...........................      1,479,028      1,054,816
                                                    ------------   ------------

      Income before income taxes ................   $ 11,637,602   $ 12,008,742

      Federal and state income taxes (Note 2) ...      4,073,277      4,203,060
                                                    ------------   ------------

      Net income ................................   $  7,564,325   $  7,805,682
                                                    ============   ============

      Earnings per common share:

         Basic earnings per share ...............   $       0.25   $       0.26
                                                    ============   ============

      Basic weighted average shares outstanding .     30,000,000     30,000,000
                                                    ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                      Three months ended
                                                            March 31,
                                                     1999             1998
                                                 -------------    -------------
OPERATING ACTIVITIES
   Net income ................................   $   7,564,325    $   7,805,682
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ..........       4,342,188        4,948,862
      Deferred income taxes ..................         147,000         (910,000)
      Gain on sale of fixed assets ...........            --           (326,610)
      Changes in certain working capital items:
         Trade receivables ...................        (950,818)      (1,090,230)
         Other current assets ................      (2,066,077)      (3,105,358)
         Prepaid expenses ....................        (318,057)         (36,904)
         Accounts payable and accrued expenses         840,263        2,304,478
         Accrued income taxes ................       3,721,205        4,731,767
                                                 -------------    -------------
      Net cash provided by operating activities  $  13,280,029    $  14,321,687
                                                 -------------    -------------
INVESTING ACTIVITIES
   Proceeds from sale of prop. and equipment..            --            433,700
   Purchase of property and equipment ........      (1,585,790)      (2,666,020)
   Redemption (purchase) of municpal bonds ...            --         (2,266,261)
   Other .....................................         (37,095)        (138,402)
                                                 -------------    -------------
   Net cash (used) in investment activities ..   $  (1,622,885)   $  (4,636,983)
                                                 -------------    -------------

      Net increase in cash and cash equivalents  $  11,657,144    $   9,684,704

CASH AND CASH EQUIVALENTS
   Beginning of year .........................     143,434,594       76,240,422
                                                 -------------    -------------
   End of quarter ............................   $ 155,091,738    $  85,925,126
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes ...........................   $     205,072    $     381,293
   Noncash investing activities:
      Book value of revenue equipment traded .   $     650,538    $   1,731,757


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  Income Taxes

Income taxes for the three month period ended March 31, 1999 are based on the Company's estimated effective tax rates. The rate for the three months ended March 31, 1999 and 1998 was 35%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the quarter ended March 31, 1999 compared with the same period in 1998, and the changes in financial condition through the first quarter of 1999.

Results of Operations:

Operating revenue decreased $3.7 million (5.6%), to $63.1 million in the first quarter of 1999 from $66.8 million in the first quarter of 1998. The revenue decrease was attributable primarily to an industry-wide shortage of experienced employee drivers and independent contractors.

Salaries, wages, and benefits increased $0.4 million (2.6%), to $14.1 million in the first quarter of 1999 from $13.8 million in the first quarter of 1998. As a percentage of revenue, salaries, wages and benefits increased to 22.4% in 1999 from 20.6% in 1998. These increases were a result of an increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors and increases in the employee driver pay rate during the fourth quarter of 1998. During the first quarter of 1999, employee drivers accounted for 48% and independent contractors 52% of the total fleet miles, compared with 46% and 54%, respectively, in the first quarter of 1998. Rent and purchased transportation decreased $2.5 million (9.9%), to $22.8 million in the first quarter of 1999 from $25.3 million in the first quarter of 1998. As a percentage of revenue, rent and purchased transportation decreased to 36.1% in the first quarter of 1999 from 37.8% in the first quarter of 1998. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance decreased $0.3 million (4.8%) to $6.6 million in the first quarter of 1999 from $6.9 million in the first quarter of 1998. As a percentage of revenue, operations and maintenance remained constant at 10.4% during the first quarter of 1999 and 1998. The cost increases associated with increased reliance on employee drivers were offset by a decrease in fuel prices compared to those experienced in the first quarter of 1998.

Taxes and licenses decreased $0.1 million (9.3%), to $1.4 million in the first quarter of 1999 from $1.5 million in the first quarter of 1998. As a percentage of revenue, taxes and licenses decreased to 2.2% in the first quarter of 1999 from 2.3% in the first quarter of 1998. The cost decrease was primarily attributable to the decrease in fleet size.

Insurance and claims decreased $0.2 million (11.6%), to $1.8 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998. As a percentage of revenue, insurance and claims decreased to 2.8% in the first quarter of 1999 from 3.0% in the first quarter of 1998. Insurance and claims expense will vary as a percentage of operating revenue form period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first quarter 1999 expense reflects the lessor severity of claims incurred.

Depreciation decreased $0.6 million (12.8%) to $4.1 million during the first quarter of 1999 from $4.7 million in the first quarter of 1998. As a percentage of revenue, depreciation decreased to 6.4% of revenue during the first quarter of 1999 from 7.0% during the first quarter of 1998. The decrease resulted from the reduction in the number of company owned trailers and tractors.

Other operating expenses increased $0.3 million (21.9%) to $1.6 million during the first quarter of 1999 from $1.3 million during the first quarter 1998. As a percentage of revenue, other operating expenses increased to 2.5% in the first quarter of 1999 from 2.0% in the first quarter of 1998. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs. The increase is primarily related to the increased cost of recruiting employee drivers and independent contractors.

Interest income increased $0.4 (40.2%) to $1.5 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998. This increase is primarily attributable to the increase in cash, cash equivalents, and municipal bonds.

The Company's effective tax rate was 35.0% for the three month periods ended March 31, 1999 and 1998.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.9% during the first quarter of 1999 compared with 83.6% during the first quarter of 1998. Net income decreased $0.2 million (3.1%), to $7.6 million during the first quarter of 1999 from $7.8 million during the first quarter of 1998. The first quarter 1998 net income included a $0.3 million gain recognized on a parcel of land sold.

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

The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.2 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the three months ended March 31, 1999, the Company generated net cash flow from operations of $13.3 million. Net cash used in investing and financing activities included $1.6 million for capital expenditures, primarily revenue equipment.

Working capital at March 31, 1999 was $135.5 million, including $155.1 million in cash, cash equivalents, and municipal bonds. These investments generated $1.5 million in interest income (primarily tax-exempt) during the three months ended March 31, 1999. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customer's business cycles, excessive increase in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner operators. Readers should review and consider the various disclosures made by the Company in its reports to stockholders and periodic reports on form 10-K and 10-Q

Year 2000

The Company has completed a comprehensive inventory and assessment of its risk associated with the year 2000 problem. The position of the Company is to ensure successful operation of business processes without interruption before, during, and after December 31, 1999. A formal year 2000 team was established in 1998 to identify exposures, develop a compliance plan, correct problems, test results and monitor progress on a monthly basis, and develop a contingency plan in the event of any system failures. All internal systems (both information technology "IT" and non-IT) have been assessed for risk, including operational software, operational platforms, desktop systems, telephony equipment, data communications, systems assurance, and facility management systems. Critical business processes have been assessed for risk, such as customer service, voice telecommunications, order entry, transportation capacity planning, logistical balance planning, driver load assignment, driver satellite communications, rating and invoicing, payment remittance, financial transactions, and electronic data interchange (EDI) communications for load tendering, shipment status, and freight invoicing. The Company's operational platform and enterprises software were upgraded in 1998 and are Year 2000 compliant. The Company will be testing systems by simulating the transition to the Year 2000. This testing should be completed prior to June 30, 1999. Future estimated compliance costs are not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

As part of the Company's comprehensive review, it is continuing to verify the year 2000 readiness of third parties (vendors and customers) with whom the Company has material business relationships. These relationships include providers of such services as telecommunications, natural gas and electricity, diesel fuel, satellite communications and financial transactions. Formal communications have been made with significant customers and suppliers. These customers and suppliers indicate that they expect to achieve compliance and do not expect any business interruptions. In addition, engine manufacturers have confirmed the year 2000 readiness of our company-owned tractor fleet.

At present the Company is not able to determine with certainty the effect on the Company's result of operations, liquidity, and financial condition in the event the Company's material suppliers and customers are not Year 2000 compliant. There can be no assurance that the Company will properly identify all Year 2000 issues or the certain external customers or suppliers will not experience disruption of IT functions or actual services provided. The Company will continue to monitor the progress of its material suppliers and customers. Contingency plans are being developed to address Year 2000 issues that may arise in the event of system failures or loss of material suppliers or customers.

                                     PART II

                                OTHER INFORMATION

      Item 1.     Legal Proceedings
                  Not applicable

      Item 2.     Changes in securities
                  Not applicable

      Item 3.     Defaults upon senior securities
                  Not applicable

      Item 4.     Submission of matters to a vote of security holders
                  Not applicable

      Item 5.     Other information
                  Not applicable

      Item 6. Exhibits and reports on Form 8-K None filed during the first quarter of 1999.

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

     21             Subsidiaries of the                   Incorporated by
                    Registrant                            Reference to the
                                                          Company's Form 10-K
                                                          for the year ended
                                                          December 31, 1993.
                                                          Commission file no.
                                                          0-15087.

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