Form 10-Q
period 1999-06-30
HEARTLAND EXPRESS INC
filed 1999-08-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     June 30, 1999            Commission File No.   0-15087
                     --------------                                  --------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                             93-0926999
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Driver, Coralville, Iowa                           52241
(Address of Principal Executive Office)                         (Zip Code)


Registrant's telephone number, including area code   (319)  645-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_                    No ____

At June 30, 1999, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.    Financial statements

           Consolidated balance sheets
            June 30, 1999 (unaudited) and
            December 31, 1998                                             2 - 3
           Consolidated statements of income
            (unaudited) for the three and six  month
            periods ended June 30, 1999 and 1998                            4
           Consolidated statements of cash flows
            (unaudited) for the six months ended
            June 30, 1999 and 1998                                          5
           Notes to financial statements                                    6

Item 2.    Management's discussion and analysis of
            financial condition and results of
            operations                                                    7 - 12


                                     PART II

                                OTHER INFORMATION


Item 1.    Legal proceedings                                               13

Item 2.    Changes in securities                                           13

Item 3.    Defaults upon senior securities                                 13

Item 4.    Submission of matters to a vote of                              13
           security holders

Item 5.    Other information                                               13

Item 6.    Exhibits and reports of Form 8-K                              13 - 15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                              JUNE 30,    DECEMBER 31,
                                                          1999         1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents ......................  $ 160,052,857  $ 143,434,594

  Trade receivables, less allowance:
  1999 and 1998 $402,812..........................     23,550,711     21,391,206

  Prepaid tires ..................................      1,088,208      1,039,405

  Deferred income taxes ..........................     16,035,000     16,082,000

  Other current assets ...........................      2,204,790        306,142
                                                                                                   ------------   ------------

          Total current assets ...................  $ 202,931,566  $ 182,253,347
                                                                                                   ------------   ------------

PROPERTY AND EQUIPMENT

  Land and land improvements .....................  $   3,830,779  $   3,830,779

  Buildings ......................................      9,264,397      9,214,397

  Furniture and fixtures .........................      2,611,166      2,535,343

  Shop and service equipment .....................      1,428,129      1,444,764

  Revenue equipment ..............................    116,451,652    112,162,731
                                                     ------------   ------------

                                                    $ 133,586,123  $ 129,188,014

  Less accumulated depreciation & amortization ...     65,946,080     60,618,544
                                                     ------------   ------------

  Property and equipment, net ....................  $  67,640,043  $  68,569,470
                                                     ------------   ------------

  OTHER ASSETS ...................................  $   5,584,665  $   6,005,191
                                                     ------------   ------------

                                                    $ 276,156,274  $ 256,828,008
                                                     ============   ============


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       JUNE 30,     December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

  Accounts payable & accrued liabilities ..........  $ 10,853,905   $  7,615,143

  Compensation & benefits .........................     5,198,209      4,431,905

  Income taxes payable ............................     4,364,081      3,578,501

  Insurance accruals ..............................    34,498,187     35,503,314

  Other ...........................................     2,781,150      3,135,232
                                                     ------------   ------------

    Total current liabilities .....................  $ 57,695,532   $ 54,264,095
                                                     ------------   ------------

DEFERRED INCOME TAXES .............................  $ 15,532,000   $ 15,716,000
                                                     ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital stock:

  Preferred, $.01 par value; authorized

    5,000,000 share; none issured .................  $       --     $       --             --

  Common, $.01 par value; authorized

    395,000,000 shares; issued and outstanding

    30,000,000 shares .............................       300,000        300,000

  Additional paid in capital ......................     6,608,170      6,608,170

  Retained earnings ...............................   196,020,572    179,939,743
                                                     ------------   ------------

                                                     $202,928,742   $186,847,913
                                                     ------------   ------------

                                                     $276,156,274   $256,828,008
                                                     ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three months ended          Six months ended
                                                       June 30,                   June 30,

                                                1999          1998          1999            1998
                                            ------------  ------------  ------------  -------------

OPERATING REVENUE ......................... $ 66,094,335  $ 69,222,503  $129,191,440  $136,062,813
                                            ------------  ------------  ------------  -------------

OPERATING EXPENSES:

   Salaries, wages, benefits .............. $ 14,718,890  $ 13,212,053  $ 28,833,872  $ 26,967,643

   Rent and purchased transportation ......   23,697,084    26,967,946    46,462,729    52,231,164

   Operations and maintenance .............    7,028,891     6,675,135    13,614,398    13,595,664

   Taxes and licenses .....................    1,494,517     1,548,562     2,865,576     3,060,233

   Insurance and claims ...................    1,456,670     2,025,573     3,229,921     4,031,707

   Communications and utilities ...........      655,421       661,364     1,307,329     1,434,542

   Depreciation ...........................    4,056,077     4,580,527     8,124,155     9,243,626

   Other operating expenses ...............    1,503,783     1,581,022     3,111,884     2,900,597

   (Gain) on sale of fixed assets .........         --          (5,645)         --        (332,255)
                                            ------------  ------------   -----------  ------------

                                            $ 54,611,333  $ 57,246,537  $107,549,864  $113,132,921
                                            ------------  ------------  ------------  ------------

               Operating income ........... $ 11,483,002  $ 11,975,966  $ 21,641,576  $ 22,929,892

   Interest income ........................    1,519,293     1,128,318     2,998,321     2,183,134
                                            ------------  ------------  ------------  ------------

   Income before income taxes ............  $ 13,002,295  $ 13,104,284  $ 24,639,897  $ 25,113,026

   Federal and state income taxes ........     4,485,791     4,586,522     8,559,068     8,789,582
                                            ------------  ------------  ------------  ------------

   Net income ............................  $  8,516,504     8,517,762  $ 16,080,829  $ 16,323,444
                                            ============  ============  ============  ============

   Earnings per common share:

       Basic earnings per share ..........  $       0.28  $       0.28  $       0.54  $       0.54
                                            ============  ============  ============  ============

   Basic weighted average shares outstanding  30,000,000    30,000,000    30,000,000    30,000,000
                                            ============  ============  ============  ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                     1999              1998
                                                 -------------    -------------
OPERATING ACTIVITIES
  Net Income .................................   $  16,080,829    $  16,323,444
    Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization ..........       8,672,379        9,813,048
      Deferred income taxes ..................        (137,000)      (2,195,000)
      Gain on sale of fixed assets ...........            --           (302,084)
      Changes in certain working capital items:
        Trade receivables ....................      (2,159,505)         831,850
        Other current assets .................      (1,898,648)      (4,007,738)
        Prepaid expenses .....................        (285,082)         410,060
        Accounts payable and accrued expenses        1,047,139        3,857,576
        Accrued income tax ...................         785,580        1,384,904
                                                 -------------    -------------
      Net cash provided by operating activities  $  22,105,692    $  26,116,060
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of prop. and equipment ..   $        --      $     473,200
  Capital additions ..........................      (5,518,897)      (3,271,285)
  Net sales of municipal bonds ...............            --          1,999,473
  Other ......................................          31,468          (64,426)
                                                 -------------    -------------
  Net cash (used in) provided by investment
   activities ................................   $  (5,487,429)   $    (863,038)
                                                 -------------    -------------

     Net increase in cash and cash equivalents   $  16,618,263    $  25,253,022

CASH AND CASH EQUIVALENTS
  Beginning of year ..........................     143,434,594       76,240,422
                                                 -------------    -------------
  End of quarter .............................   $ 160,052,857    $ 101,493,444
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes .............................   $   7,910,488    $   9,599,678
  Noncash investing activities:
    Book value of revenue equipment traded ...   $   1,894,303    $   5,900,477


See accompanying notes to consolidated financial statements.


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  Income Taxes

Income taxes for the three and six month periods ended June 30, 1999 are based on the Company's estimated effective tax rates. The rate for the three months ended March 31, 1999 and all of 1998 was 35% and the second quarter ended June 30, 1999 is at the rate of 34.5%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the three and six months periods ended June 30, 1999 compared with the same periods in 1998, and the changes in financial condition through the second quarter of 1999.

Results of Operations:

Three Months Ended June 30, 1999 and 1998

Operating revenue decreased $3.1 million (4.5%), to $66.1 million in the second quarter of 1999 from $69.2 million in the second quarter of 1998. The revenue decrease was attributable primarily to an industry-wide shortage of experienced employee drivers and independent contractors.

Salaries, wages, and benefits increased $1.5 million (11.4%), to $14.7 million in the second quarter of 1999 from $13.2 million in the second quarter of 1998. As a percentage of revenue, salaries, wages and benefits increased to 22.3% in 1999 from 19.1% in 1998. These increases were a result of an increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors and increases in the employee driver pay rate. The Company has increased the employee driver pay approximately 10.4% since June 30, 1998 to enhance the recruitment and retention of qualified drivers. During the second quarter of 1999, employee drivers accounted for 49% and independent contractors 51% of the total fleet miles, compared with 44% and 56%, respectively, in the second quarter of 1998. Rent and purchased transportation decreased $3.3 million (12.1%), to $23.7 million in the second quarter of 1999 from $27.0 million in the second quarter of 1998. As a percentage of revenue, rent and purchased transportation decreased to 35.9% in the second quarter of 1999 from 39.0% in the second quarter of 1998. This reflected the Company's decreased reliance upon independent contractors.

Operations and maintenance increased $0.3 million (5.3%) to $7.0 million in the second quarter of 1999 from $6.7 million in the second quarter of 1998. As a percentage of revenue, operations and maintenance increased to 10.6% during the second quarter of 1999 from 9.6% in the second quarter of 1998. The cost increases are associated with the increased reliance on employee drivers.

Taxes and licenses decreased $0.1 million (3.5%), to $1.5 million in the second quarter of 1999 from $1.5 million in the second quarter of 1998. As a percentage of revenue, taxes and licenses increased to 2.3% in the second quarter of 1999 from 2.2% in the second quarter of 1998. The cost decrease was primarily attributable to the decrease in fleet size.

Insurance and claims decreased $0.6 million (28.1%), to $1.4 million in the second quarter of 1999 from $2.0 million in the second quarter of 1998. As a percentage of revenue, insurance and claims decreased to 2.2% in the second quarter of 1999 from 2.9% in the second quarter of 1998. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the second quarter 1999 expense reflects the lessor severity of claims incurred.

Depreciation decreased $0.5 million (11.4%) to $4.1 million during the second quarter of 1999 from $4.6 million in the second quarter of 1998. As a percentage of revenue, depreciation decreased to 6.1% of revenue during the second quarter of 1999 from 6.6% during the second quarter of 1998. The decrease was primarily attributable to older trailers in the Company's fleet that have become fully depreciated.

Other operating expenses decreased $0.1 million (4.9%) to $1.5 million during the first quarter of 1999 from $1.6 million during the second quarter 1998. As a percentage of revenue, other operating expenses remained constant at 2.3% during the second quarter of 1998. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.4 (34.7%) to $1.5 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998. This increase is primarily attributable to the increase in cash and cash equivalents.

The Company's effective tax rate was 34.5% for the three month periods ended June 30, 1999 compared to 35.0% for the quarter ended June 30, 1998. This decrease is primarily attributable to the increase in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.6% during the second quarter of 1999 compared with 82.7% during the second quarter of 1998. Net income had no significant change in both compared quarters.

Six Months Ended June 30, 1999 and 1998

Operating revenue decreased $6.9 million (5.1%), to $129.2 million in the six months ended June 30, 1999 from $136.1 million in the compared 1998 period. The revenue decrease was attributable primarily to industry-wide shortage of experienced employee drivers and independent contractors. .

Salaries, wages, and benefits increased $1.8 million (6.9%), to $28.8 million in the six months ended June 30, 1999 from $27.0 million in the compared 1998 period. As a percentage of revenue, salaries, wages and benefits increased to 22.3% in 1999 from 19.8% in 1998. These increases were a result of an increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors. In addition, the Company has increased the employee driver pay approximately 10.4% since June 30, 1998 to enhance the recruitment and retention of qualified drivers. During the first six months of 1999, employee drivers accounted for 49% and independent contractors 51% of the total fleet miles, compared with 45% and 55%, respectively, in the first six months of 1998.

Rent and purchased transportation decreased $5.8 million (11.0%), to $46.4 million in the six months ended June 30, 1999 from $52.2 million in the compared 1998 period. As a percentage of revenue, rent and purchased transportation decreased to 36.0% in the six months ended June 30, 1999 from 38.4% in the compared 1998 period. This reflects the Company's decreased reliance upon independent contractors.

Operations and maintenance had no significant change in the six months ended June 30, 1999 from the compared 1998 period. As a percentage of revenue, operations and maintenance increased to 10.5% of revenue in the six months ended June 30, 1999 from 10.0% during the compared 1998 period. This increase is attributable to the aforementioned increased reliance on employee drivers operating the Company's tractor fleet. The cost increases associated with increased reliance on employee drivers were effected by a decrease in fuel prices compared to those experienced in the first six months of 1998.

Taxes and licenses decreased $0.2 million (6.4%), to $2.9 million in the six months ended June 30, 1999 from $3.1 million in the compared 1998 period. As a percentage of revenue, taxes and licenses was 2.2% for both periods. The cost decrease was primarily attributable to the decrease in fleet size.

Insurance and claims decreased $0.8 million (19.9%), to $3.2 million in the six months ended June 30, 1999 from $4.0 million in the compared 1998 period. As a percentage of revenue, insurance and claims decreased to 2.5% in the six months ended June 30, 1999 from 3.0% in the compared 1998 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first six months of 1999 expense reflects the lessor severity of claims incurred and a decrease in frequency.

Depreciation decreased $1.1 million (12.1%) to $8.1 million during the six months ended June 30, 1999 from $9.2 million in the compared 1998 period. As a percentage of revenue, depreciation decreased to 6.3% of revenue during the six months ended June 30, 1999 from 6.8% during the compared 1998 period. The decrease was primarily attributable to older trailers in the Company's fleet that have become fully depreciated.

Other operating expenses increased $0.2 million (7.3%) to $3.1 million during the six months ended June 30, 1999 from $2.9 million during the compared 1998 period. As a percentage of revenue, other operating expenses increased to 2.4% in the six months ended June 30, 1999 from 2.1% in the compared 1998 period. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.8 (37.3%) to $3.0 million in the six months ended June 30, 1999 from $2.2 million in the compared 1998 period. This increase is primarily attributable to the increase in cash and cash equivalents.

The Company's effective tax rate is 34.7% for the first six months ended June 30, 1999 and 35.0% for the six months ended June 30, 1998.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.2% during the six months ended June 30, 1999 compared with 83.1% during the compared 1998 period. Net income decreased $0.2 million (1.5%), to $16.1 million during the six months ended June 30, 1999 from $16.3 million during the compared 1998 period.

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

The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.5 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the six months ended June 30, 1999, the Company generated net cash flow from operations of $22.1 million. Net cash used in investing and financing activities included $5.5 million for capital expenditures, primarily revenue equipment.

Working capital at June 30, 1999 was $145.2 million, including $160.1 million in cash and cash equivalents. These investments generated $3.0 million in interest income (primarily tax-exempt) during the six months ended June 30, 1999. The Company's policy is to purchase only investment quality, highly liquid investments.

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

The Company has completed a comprehensive inventory and assessment of its risk associated with the year 2000 problem. The position of the Company is to ensure successful operation of business processes without interruption before, during, and after December 31, 1999. A formal year 2000 team was established in 1998 to identify exposures, develop a compliance plan, correct problems, test results and monitor progress on a monthly basis, and develop a contingency plan in the event of any system failures. All internal systems (both information technology "IT" and non-IT) have been assessed for risk, including operational software, operational platforms, desktop systems, telephony equipment, data communications, systems assurance, and facility management systems. Critical business processes have been assessed for risk, such as customer service, voice telecommunications, order entry, transportation capacity planning, logistical balance planning, driver load assignment, driver satellite communications, rating and invoicing, payment remittance, financial transactions, and electronic data interchange (EDI) communications for load tendering, shipment status, and freight invoicing. The Company's operational platform and enterprises software were upgraded in 1998 and are Year 2000 compliant. The Company has successfully tested the systems by simulating the transition to the Year 2000. Future estimated compliance costs are not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

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

     Item 1.     Legal Proceedings
                 Not applicable

     Item 2.     Changes in securities
                 Not applicable

     Item 3.     Defaults upon senior securities
                 Not applicable

     Item 4.     Submission of matters to a vote of security holders
                 Not applicable

     Item 5.     Other information
                 Not applicable

     Item 6.     Exhibits and reports on Form 8-K
                 None filed during the second quarter of 1999.

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

                                             HEARTLAND EXPRESS, INC.

                                             BY:  /s/  John P. Cosaert
                                                 ---------------------
                                                     JOHN P. COSAERT
                                                      Vice-President
                                                  Finance and Treasurer