Form 10-Q
period 1999-09-30
HEARTLAND EXPRESS INC
filed 1999-11-10
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1999              Commission File No.    0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



            Nevada                                             93-0926999
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)




2777 Heartland Drive, Coralville, Iowa                            52241
(Address of Principal Executive Office)                         (Zip Code)



Registrant's telephone number, including area code  (319) 645-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                   No ____

At September 30, 1999, there were 30,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number


Item 1.  Financial statements

         Consolidated balance sheet
          September 30, 1999 (unaudited) and
          December 31, 1998                                                 2-3
         Consolidated statements of income
          (unaudited) for the three and nine month
          periods ended September 30, 1999 and 1998                          4
         Consolidated statements of cash flows
          (unaudited) for the nine months ended
          September 30, 1999 and 1998                                        5
         Notes to financial statements                                       6

Item 2.  Management's discussion and analysis of
          financial condition and results of
          operations                                                       7-10



                                     PART II

                                OTHER INFORMATION



Item 1.  Legal proceedings                                                  11

Item 2.  Changes in securities                                              11

Item 3.  Defaults upon senior securities                                    11

Item 4.  Submission of matters to a vote of                                 11
         security holders

Item 5.  Other information                                                  11

Item 6.  Exhibits and reports on Form 8-K                                  11-12

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

            ASSETS                                SEPTEMBER 30,    DECEMBER 31,
                                                      1999             1998
                                                  -------------    ------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents .....................  $163,255,190    $143,434,594

  Trade receivables, less allowance:
  1999 and 1998 $402,812 ........................    23,345,706      21,391,206

  Prepaid tires .................................     1,380,414       1,039,405

  Investments ...................................     2,120,523            --

  Deferred income taxes .........................    15,155,000      16,082,000

  Other current assets ..........................     1,482,552         306,142
                                                   ------------    ------------

     Total current assets .......................  $206,739,385    $182,253,347
                                                   ------------    ------------
PROPERTY AND EQUIPMENT

  Land and land improvements ....................  $  3,701,400    $  3,830,779

  Buildings .....................................     9,173,428       9,214,397

  Furniture and fixtures ........................     2,611,166       2,535,343

  Shop and service equipment ....................     1,272,549       1,444,764

  Revenue equipment .............................   118,065,665     112,162,731
                                                   ------------    ------------
                                                   $134,824,208    $129,188,014

  Less accumulated depreciation & amortization ..    64,849,663      60,618,544
                                                   ------------    ------------

  Property and equipment, net ...................  $ 69,974,545    $ 68,569,470
                                                   ------------    ------------

  OTHER ASSETS ..................................  $  5,685,136    $  6,005,191
                                                   ------------    ------------

                                                   $282,399,066    $256,828,008
                                                   ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 September 30,      December 31,
                                                      1999              1998
                                                 -------------     -------------
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable & accrued liabilities .....   $  9,575,452      $  7,615,143

  Compensation & benefits ....................      5,612,938         4,431,905

  Income taxes payable .......................      3,636,169         3,578,501

  Insurance accruals ..........................    34,410,090        35,503,314

  Other .......................................     2,699,144         3,135,232
                                                 ------------      -------------
   Total current liabilities ..................  $ 55,933,793      $ 54,264,095
                                                 ------------      -------------
DEFERRED INCOME TAXES .........................    14,939,000        15,716,000
                                                 ------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital stock:

  Preferred, $.01 par value; authorized

    5,000,000 share; none issured .............  $       --        $        --

  Common, $.01 par value; authorized

    395,000,000 shares; issured and outstanding

    30,000,000 shares .........................       300,000           300,000

  Additional paid in capital ..................     6,608,170         6,608,170

  Retained earnings ...........................   204,618,103       179,939,743
                                                 ------------      -------------
                                                 $211,526,273      $186,847,913
                                                 ------------      -------------
                                                 $282,399,066      $256,828,008
                                                 ============      =============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three months ended                Nine months ended
                                                        September 30,                    September 30,

                                                    1999             1998            1999             1998

OPERATING REVENUE ..........................   $  65,350,697    $  65,015,412   $ 194,542,137    $ 201,078,225
                                               -------------    -------------   -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ...............   $  15,640,809    $  12,386,792   $  44,474,681    $  39,354,435

   Rent and purchased transportation .......      22,257,019       24,963,644      68,719,748       77,194,808

   Operations and maintenance ..............       7,867,562        6,205,900      21,481,960       19,801,564

   Taxes and licenses ......................       1,604,825        1,531,871       4,470,401        4,592,104

   Insurance and claims ....................       1,395,942        1,762,395       4,625,863        5,794,102

   Communications and utilities ............         659,183          623,147       1,966,512        2,057,689

   Depreciation ............................       3,913,127        4,504,616      12,037,282       13,748,242

   Other operating expenses ................       1,364,868        1,362,005       4,476,752        4,262,602

   (Gain) on sale of fixed assets ..........        (934,812)            --          (934,812)        (332,255)
                                               -------------    -------------   -------------    -------------

                                               $  53,768,523    $  53,340,370   $ 161,318,387    $ 166,473,291
                                               -------------    -------------   -------------    -------------

            Operating income ...............   $  11,582,174    $  11,675,042   $  33,223,750    $  34,604,934

   Interest income .........................       1,543,826        1,297,856       4,542,147        3,480,990

   Interest expense ........................            --               --              --               --
                                               -------------    -------------   -------------    -------------

   Income before income taxes ..............   $  13,126,000    $  12,972,898   $  37,765,897    $  38,085,924

   Federal and state income taxes ..........       4,528,469        4,542,309      13,087,537       13,331,891
                                               -------------    -------------   -------------    -------------

   Net income ..............................   $   8,597,531        8,430,589   $  24,678,360    $  24,754,033
                                               =============    =============   =============    =============

   Earnings per common share:

       Basic earnings per share ............   $        0.29    $        0.28   $        0.82    $        0.83
                                               =============    =============   =============    =============

   Basic weighted average shares outstanding      30,000,000       30,000,000      30,000,000       30,000,000
                                               =============    =============   =============    =============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine months ended
                                                                      September 30,
                                                                 1999             1998
                                                            -------------    -------------
OPERATING ACTIVITIES
     Net Income .........................................   $  24,678,360    $  24,754,033
     Adjustments to reconcile to net cash
     provided by operating activities:
       Depreciation and amortization ....................      12,859,618       14,594,332
       Deferred income taxes ............................      (1,148,000)      (2,001,000)
       Gain on sale of fixed assets .....................        (913,618)        (332,255)
       Changes in certain working capital items:
         Trade receivables ..............................      (1,954,500)         285,962
         Other current assets ...........................      (1,176,410)      (1,778,755)
         Prepaid expenses ...............................        (577,317)         198,569
         Accounts payable and accrued expenses ..........       1,985,218        3,727,948
         Accrued income tax .............................       1,355,668          931,494
                                                            -------------    -------------
      Net cash provided by operating activities .........   $  35,109,019    $  40,380,328
                                                            -------------    -------------
INVESTING ACTIVITIES
     Proceeds from sale of prop. and equipment ..........   $   1,586,007    $     473,200
     Capital additions ..................................     (14,490,375)      (5,506,006)
     Net purchases of municipal bonds ...................      (2,120,523)       8,857,263
     Other ..............................................        (263,532)        (321,131)
                                                            -------------    -------------
     Net cash (used in) provided by investment activities   $ (15,288,423)   $   3,503,326
                                                            -------------    -------------

       Net increase in cash and cash equivalents ........   $  19,820,596    $  43,883,654

CASH AND CASH EQUIVALENTS
     Beginning of year ..................................     143,434,594       76,240,422
                                                            -------------    -------------
     End of quarter .....................................   $ 163,255,190    $ 120,124,076
                                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
     Cash paid during the period for:
         Income taxes ...................................   $  12,879,869    $  14,401,397
     Noncash investing activities:
         Book value of revenue equipment traded .........   $   3,607,676    $   6,897,781



See accompanying notes to consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.


Note 2.   Income Taxes

Income taxes for the three and nine month periods ended September 30, 1999 are based on the Company's estimated effective tax rates. The rates for the three and nine month periods ended September 30, 1999 were 34.5% and 34.7%, respectively. The rate for both the three and nine month periods ended September 30, 1998 was 35%.


Note 3.   Subsequent Event

The Company repurchased 3,539,749 shares of its outstanding common stock on October 27, 1999 from an institutional shareholder. The shares were repurchased at the market price of $12.75 per share, a total cost of $45.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations of the three and nine month periods ended September 30, 1999 compared with the same periods in 1998, and the changes in financial condition through the third quarter of 1999.

Results of Operations:

Three Months Ended September 30, 1999 and 1998

Operating revenue increased $0.3 million (0.5%), to $65.3 million in the third quarter of 1999 from $65.0 million in the third quarter of 1998. The revenue increase was attributable primarily to an increase in employee driver capacity.

Salaries, wages, and benefits increased $3.2 million (26.3%), to $15.6 million in the third quarter of 1999 from $12.4 million in the third quarter of 1998. As a percentage of revenue, salaries, wages and benefits increased to 23.9% in 1999 from 19.1% in 1998. This increase is attributable to an increase in employee driver pay effective June 1, 1999 and increased employee driver capacity.

During the third quarter of 1999, employee drivers accounted for 52% and independent contractors 48% of the total fleet miles, compared with 44% and 56%, respectively, in the third quarter of 1998. Rent and purchased transportation decreased $2.7 million (10.8%), to $22.3 million in the third quarter of 1999 from $25.0 million in the third quarter of 1998. As a percentage of revenue, rent and purchased transportation decreased to 34.1% in the third quarter of 1999 from 38.4% in the third quarter of 1998. This reflected the Company's decreased reliance upon independent contractors and a decrease in capacity.

Operations and maintenance increased $1.7 million (26.8%) to $7.9 million in the third quarter of 1999 from $6.2 million in the third quarter of 1998. As a percentage of revenue, operations and maintenance increased to 12.0% in 1999 from 9.5% 1998. This increase is attributable to the aforementioned increase in capacity of employee drivers operating the Company's tractor fleet. Operations and maintenance costs were also impacted by an increase in fuel prices compared to those experienced in the third quarter of 1998.

Taxes and licenses increased $0.1 million (4.8%), to $1.6 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998. As a percentage of revenue, taxes and licenses increased to 2.5% in 1999 from 2.4% in 1998. The cost increase was primarily attributable to the increase in fleet capacity.

Insurance and claims decreased $0.4 million (20.8%), to $1.4 million in the third quarter of 1999 from $1.8 million in the third quarter of 1998. As a percentage of revenue, insurance and claims decreased to 2.1% in the third quarter of 1999 from 2.7% in the third quarter of 1998. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the third quarter 1999 expense reflects the lesser severity of claims incurred.

Depreciation decreased $0.6 million (13.1%) to $3.9 million during the third quarter of 1999 from $4.5 million in the third quarter of 1998. As a percentage of revenue, depreciation decreased to 6.0% of revenue during the third quarter of 1999 from 6.9% during the third quarter of 1998. The decrease primarily resulted from a decrease in trailer depreciation due to units becoming fully depreciated..

Other operating expenses remained the same during the third quarter of 1999 compared to the third quarter of 1998. As a percentage of revenue, other operating expenses remained constant at 2.1% for both compared periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $0.2 (19.0%) to $1.5 million in the third quarter of 1999 from $1.3 million in the third quarter of 1998. This increase is primarily attributable to the increase in cash, cash equivalents, and investments.

The Company's effective tax rate was 34.5% for the three month periods ended September 30, 1999 compared to 35.0% for the quarter ended September 30, 1998. This decrease is primarily attributable to the increase in tax-exempt interest earned.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.3% during the third quarter of 1999 compared with 82.0% during the third quarter of 1998. Net income increased $0.2 million (2.0%), to $8.6 million during the three months ended September 30, 1999 from $8.4 million in the 1998 period. In addition, the net income for the 1999 period included a gain of $0.9 million from the sale of three properties.

Nine Months Ended September 30, 1999 and 1998

Operating revenue decreased $6.5 million (3.3%), to $194.5 million in the nine months ended September 30, 1999 from $201.0 million in the compared 1998 period. The revenue decrease was attributable primarily to an industry-wide shortage of independent contractors.

Salaries, wages, and benefits increased $5.1 million (13.0%), to $44.5 million in the nine months ended September 30, 1999 from $39.4 million in the compared 1998 period. As a percentage of revenue, salaries, wages and benefits increased to 22.9% in 1999 from 19.6% in 1998. The increases were a result of an increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors. In addition, the Company has increased the employee driver pay approximately 5.7% to enhance the recruitment and retention of qualified drivers. During the nine months ended September 30, 1999, employee drivers and independent contractors each accounted for 50% of the total fleet miles, compared with 45% and 55%, respectively, in the 1998 period. Rent and purchased transportation decreased $8.5 million (11.0%), to $68.7 million in the nine months ended September 30, 1999 from $77.2 million in the compared 1998 period. As a percentage of revenue, rent and purchased transportation decreased to 35.3% in the nine months ended September 30, 1999 from 38.4% in the compared 1998 period. This reflects the Company's decreased reliance upon independent contractors.

Operations and maintenance increased $1.7 million (8.5%) to $21.5 million in the nine months ended September 30, 1999 from $19.8 million in the compared 1998 period. As a percentage of revenue, operations and maintenance increased to 11.0% of revenue in the nine months ended September 30, 1999 from 9.8% during the compared 1998 period. The cost increase was effected by an increase in fuel prices and increased reliance upon the company-owned fleet.

Taxes and licenses decreased $0.1 million (2.7%), to $4.5 million in the nine months ended September 30, 1999 from $4.6 million in the compared 1998 period. As a percentage of revenue, taxes and licenses was 2.3% for both periods. The cost increase was primarily attributable to the increase in fleet size

Insurance and claims decreased $1.2 million (20.2%), to $4.6 million in the nine months ended September 30, 1999 from $5.8 million in the compared 1998 period. As a percentage of revenue, insurance and claims decreased to 2.4% in the nine months ended September 30, 1999 from 2.9% in the compared 1998 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The decrease in the first nine months of 1999 expense reflects the lessor severity of claims incurred and a decrease in frequency.

Depreciation decreased $1.7 million (12.4%) to $12.0 million during the nine months ended September 30, 1999 from $13.7 million in the compared 1998 period. As a percentage of revenue, depreciation decreased to 6.2% of revenue during the nine months ended September 30, 1999 from 6.8% during the compared 1998 period. The decrease was primarily attributable to older trailers in the Company's fleet that have become fully depreciated.

Other operating expenses increased $0.2 million (5.0%) to $4.5 million during the nine months ended September 30, 1999 from $4.3 million during the compared 1998 period. As a percentage of revenue, other operating expenses increased to 2.3% in the nine months ended September 30, 1999 from 2.1% in the compared 1998 period. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

Interest income increased $1.0 (30.5%) to $4.5 million in the nine months ended September 30, 1999 from $3.5 million in the compared 1998 period. This increase is primarily attributable to the increase in cash, cash equivalents, and investments.

The Company's effective tax rate was 34.7% for the first nine months ended September 30, 1999 and 35.0% for the nine months ended September 30, 1998.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.9% during the nine months ended September 30, 1999 compared with 82.8% during the compared 1998 period. Net income decreased $0.1 million (0.3%), to $24.7 million during the nine months ended September 30, 1999 from $24.8 million during the compared 1998 period. In addition, the net income for the 1999 period includes gains of $0.9 million from the sale of three properties.

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

The Company expects to finance further growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.7 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

During the nine months ended September 30, 1999, the Company generated net cash flow from operations of $35.1 million. Net cash provided by and used in investing and financing activities included $14.5 million for capital expenditures, primarily revenue equipment.

Working capital at September 30, 1999 was $150.8 million, including $165.4 million in cash, cash equivalents, and investments. These investments generated $4.5 million in interest income (primarily tax-exempt) during the nine months ended September 30, 1999. The Company's policy is to purchase only investment quality, highly liquid investments.

The Company repurchased 3,539,749 shares of its outstanding common stock on October 27, 1999 from an institutional shareholder. The shares were repurchased at the market price of $12.75 per share, a total cost of $45.1 million.

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

Year 2000 Issue

The Company has completed a comprehensive inventory and assessment of its risk associated with the year 2000 problem. The position of the Company is to ensure successful operation of business processes without interruption before, during, and after December 31, 1999. A formal year 2000 team was established in 1998 to identify exposures, develop a compliance plan, correct problems, test results and monitor progress on a monthly basis, and develop a contingency plan in the event of any system failures. All internal systems (both information technology, "IT" and non-IT) have been assessed for risk, including operational software, operational platforms, desktop systems, telephony equipment, data communications, systems assurance, and facility management systems. Critical business processes have been assessed for risk, such as customer service, voice telecommunications, order entry, transportation capacity planning, logistical balance planning, drive load assignment, driver satellite communications, rating and invoicing, payment remittance, financial transactions, and electronic data interchange (EDI) communications for load tendering, shipment status, and freight invoicing. The Company's operational platform and enterprises software were upgraded by simulating the transition to the Year 2000. Future estimated compliance costs are not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

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

         Item 1.    Legal Proceedings
                    Not applicable

         Item 2.    Changes in securities
                    Not applicable

         Item 3.    Defaults upon senior securities
                    Not applicable

         Item 4. Submission of matters to a vote of security holders Not applicable

         Item 5.    Other information
                    Not applicable

         Item 6.    Exhibits and reports on Form 8-K
                    None filed during the third quarter of 1999.

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