Form 10-K
period 1999-12-31
HEARTLAND EXPRESS INC
filed 2000-03-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One) The Company's primary customers include retailers, manufacturers, and third party logistics providers.
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Fiscal  Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from__________________To_________________________

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

Registrant's telephone number, including area code: 319-545-2728

Securities Registered Pursuant to section 12(b) of the Act: None

Securities Registered Pursuant to section 12(g) of the Act: $0.01 Par Value
  Common Stock

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 15, 2000 was $159,808,422 (based upon $13.66 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 15, 2000 was 25,366,582.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than April 28, 2000.

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

                                     Part II

Item 5     Market for the Registrant's Common Equity and
           Related Stockholder Matters                          Page 6 herein

Item 6     Selected Financial Data                              Page 7 herein

Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations        Page 8-12 herein

Item 7A    Quantitative and Qualitative Disclosures about
           Market Risk                                          Page 12 herein

Item 8     Financial Statements and Supplementary Data          Page 13 and
                                                                17-27 herein

Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure               Page 13 herein

                                    Part III

Item 10    Directors and Executive Officers of the Registrant   Pages 3 to 5 of
                                                                Proxy Statement

Item 11   Executive Compensation                                Pages 6 and 7 of
                                                                Proxy Statement

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                        Page 9 of
                                                                Proxy Statement

Item 13   Certain Relationships and Related Transactions        Page 5 of Proxy
                                                                Statement

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirteen years from 1986 to 1999, Heartland has grown to $261.0 million in revenue from $21.6 million and net income has increased to $33.1 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

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

     Serving the short-to-medium haul market (608-mile average length of haul in
1999) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates four specialized regional distribution operations for major customers near Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; and Jacksonville, Florida. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions. These operations are handled by dispatchers at the regional locations, and the Company uses a centralized computer network and regular communication to achieve system-wide load coordination.

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

     The Company's 25, 10, and 5 largest customers accounted for 65%, 48%, and 34% of revenue, respectively, in 1999. The Company's primary customers include retailers, manufacturers, and third party logistics providers. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 14% of revenue in 1999. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 1999, Heartland employed 1,410 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a balanced fleet of company and independent contractor tractors. Management believes that a balanced fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (608-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.
Regulation

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; and
Kingsport, Tennessee. The Company is leasing facilities in Carlisle, Pennsylvania; Decatur, Illinois; and Rochester, New York. A facility in Dubois, Pennsylvania is being leased to an unrelated third party. The Company sold closed facilities in Woodville, Ohio and Monmouth, Illinois and a rental property in Jacksonville, Florida during 1999 to unrelated third parties. Closed facilities in Monmouth, Illinois and Forest Park, Georgia were sold subsequent to year-end to unrelated third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of securities holders.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

                           Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ from January 1, 1998 to December 31,1999.

           Period                        High                 Low
      Calendar Year 1999
         1st Quarter                    $17.75               $13.00
         2nd Quarter                     16.63                13.00
         3rd Quarter                     17.88                13.38
         4th Quarter                     16.63                12.38

      Calendar Year 1998
         1st Quarter                    $29.00               $22.75
         2nd Quarter                     29.00                19.75
         3rd Quarter                     20.25                15.50
         4th Quarter                     20.25                12.38


     The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 15, 2000 the Company had 240 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.


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

                                                            Year Ended December 31,
                                                    (in thousands, except per share data)
                                          1999         1998         1997         1996         1995
                                       ---------    ---------    ---------    ---------    ---------
Income Statement Data:
  Operating revenue ...............    $ 261,004    $ 263,489    $ 262,504    $ 229,011    $ 191,507
                                       ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits....       60,258       51,995       49,535       40,261       40,715
  Rent and purchased transportation       90,337      100,089      101,169       93,961       64,043
  Operations and maintenance.......       30,167       26,072       27,739       22,158       21,035
  Taxes and licenses...............        5,935        6,150        6,049        5,693        5,246
  Insurance and claims.............        5,742        6,810       10,404        9,976        7,967
  Communications and utilities.....        2,629        2,684        2,681        2,158        2,562
  Depreciation.....................       16,216       18,108       16,752       13,571       15,066
  Other operating expenses.........        5,941        5,872        5,048        4,534        3,745
  (Gain) on sale of fixed assets...         (928)        (332)         (59)        (189)         (27)
                                       ---------    ---------    ---------    ---------    ---------
                                         216,297      217,448      219,318      192,123      160,352
                                       ---------    ---------    ---------    ---------    ---------
Operating income...................       44,707       46,041       43,186       36,888       31,155
Interest income/(expense), net.....        5,953        4,896        3,782        2,839        1,524
                                       ---------    ---------    ---------    ---------    ---------
Income before income taxes.........       50,660       50,937       46,968       39,727       32,679
Federal and state income taxes.....       17,536       17,828       16,895       14,697       12,094
                                       ---------    ---------    ---------    ---------    ---------
Net income ........................    $  33,124    $  33,109    $  30,073    $  25,030    $  20,585
                                       =========    =========    =========    =========    =========
Basic weighted average shares
outstanding........................       29,360       30,000       30,000       30,000       30,036
                                       =========    =========    =========    =========    =========
Basic earnings per share ..........    $    1.13    $    1.10    $    1.00    $    0.83    $    0.69
                                       =========    =========    =========    =========    =========

Balance sheet data:
Net working capital ...............    $ 111,675    $ 127,989    $  82,170    $  69,845    $  40,780
Total assets ......................    $ 246,494    $ 256,828    $ 225,467    $ 191,504    $ 158,146
Long term debt ....................    $    --      $    --      $    --      $    --      $    --
Stockholders' equity ..............    $ 174,840    $ 186,848    $ 153,739    $ 123,666    $  98,636

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                 Year Ended December 31,
                                        --------------------------------------
                                            1999          1998         1997
                                        -----------  ------------  -----------
Operating revenue                          100.0%        100.0%       100.0%
                                        -----------  ------------  -----------
Operating expenses:
  Salaries, wages, and benefits             23.1%         19.7%        18.9%
  Rent and purchased transportation         34.6          38.0         38.5
  Operations and maintenance                11.6           9.9         10.5
  Taxes and licenses                         2.3           2.3          2.3
  Insurance and claims                       2.2           2.6          4.0
  Communications and utilities               1.0           1.0          1.0
  Depreciation                               6.2           6.9          6.4
  Other operating                            2.3           2.2          1.9
  expenses
  (Gain) on sale of fixed assets            (0.4)         (0.1)          -
                                        -----------  ------------  -----------
  Total operating                           82.9%         82.5%        83.5%
  expenses                              -----------  ------------  -----------
    Operating income                        17.1%         17.5%        16.5%
Interest income, net                         2.3           1.9          1.4
                                        -----------  ------------  -----------
    Income before income taxes              19.4%         19.4%        17.9%
Federal and state income taxes               6.7           6.8          6.4
                                        -----------  ------------  -----------
    Net income                              12.7%         12.6%        11.5%
                                        ===========  ============  ===========

Results of Operations

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     Operating revenue decreased $2.5 million (0.9%), to $261.0 million in 1999 from $263.5 million in 1998. The Company's growth of operating revenues was curtailed by the industry-wide shortage of experienced employee drivers and independent contractors.

     Salaries, wages, and benefits increased $8.3 million (15.9%), to $60.3 million in 1999 from $52.0 million in 1998. As a percentage of revenue, salaries, wages, and benefits increased to 23.1% in 1999 from 19.7% in 1998. These increases are the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company has increased employee driver pay three times since September 1, 1998. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During 1999, employee drivers accounted for 51% and independent contractors 49% of the total fleet miles, compared with 45% and 55%, respectively, in 1998.

     Rent and purchased transportation decreased $9.8 million (9.7%), to $90.3 million in 1999 from $100.1 million in 1998. As a percentage of revenue, rent and purchased transportation decreased to 34.6% in 1999 from 38.0% in 1998. This reflected the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage.

     Operations and maintenance increased $4.1 million (15.7%), to $30.2 million in 1999 from $26.1 million in 1998. As a percentage of revenue, operations and maintenance increased to 11.6% in 1999 from 9.9% in 1998. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999.

     Taxes and licenses decreased $0.2 million (3.5%), to $5.9 million in 1999 from $6.1 million 1998. As a percentage of revenue, taxes and licenses remained constant at 2.3% in 1999 and in 1998.

     Insurance and claims decreased $1.1 million (15.7%), to $5.7 million in 1999 from $6.8 million in 1998. As a percentage of revenue, insurance and claims decreased to 2.2% in 1999 from 2.6% in 1998. The decrease was primarily attributable to the favorable settlement of claims and the lessor severity of incurred claims. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.1 million (2.1%), to $2.6 million in 1999 from $2.7 million in 1998. As a percentage of revenue, communications and utilities remained constant at 1.0% in 1999 and in 1998.

     Depreciation decreased $1.9 million (10.4%), to $16.2 million in 1999 from $18.1 million in 1998. As a percentage of revenue, depreciation decreased to 6.2% in 1999 from 6.9% in 1998. The decrease resulted from the increase in the number of trailers in the Company's fleet becoming fully depreciated.

     Other operating expenses remained constant at $5.9 million in 1999 and in 1998. As a percentage of revenue, other operating expenses increased to 2.3% in 1999 from 2.2% in 1998. Other operating expenses consists of pallet cost, driver recruiting expenses, goodwill, and administrative costs.

     Primarily as a result of the foregoing, the Company's operating ratio increased to 82.9% in 1999 compared with 82.5% in 1998.

     Interest income (net) increased $1.1 million (21.6%), to $6.0 million in 1999 from $4.9 million in 1998. As a percentage of revenue, interest income increased to 2.3% in 1999 from 1.9% in 1998. The Company had $126.7 million in cash, cash equivalents, and investments at December 31, 1999 compared with $143.4 million at December 31, 1998. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 34.5% in 1999 and 35% in 1998. This decrease is primarily attributable to the increase of tax-exempt interest earned.

     As a result of the foregoing, net income remained constant at $33.1 million in 1999 and in 1998.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Operating revenue increased $1.0 million (0.4%), to $263.5 million in 1998 from $262.5 million in 1997. The Company's growth of operating revenues was curtailed by the industry-wide shortage of experienced employee drivers and independent contractors.

     Salaries, wages, and benefits increased $2.5 million (5.0%), to $52.0 million in 1998 from $49.5 million in 1997. As a percentage of revenue, salaries, wages and benefits increased to 19.7% in 1998 from 18.9% in 1997. An increase in the percentage of employee drivers operating the Company's tractor fleet and a corresponding decrease in the percentage of the fleet being provided by independent contractors was the primary cause. This increase in employee driver miles was attributable to internal growth and the effect of a full year of operations of A & M Express which was acquired in July, 1997 and primarily relies on employee drivers. During 1998, employee drivers accounted for 45% and independent contractors 55% of the total fleet miles, compared with 43% and 57%, respectively, in 1997.

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

     Depreciation increased $1.4 million (8.1%), to $18.1 million in 1998 from $16.8 million in 1997. As a percentage of revenue, depreciation increased to 6.9% in 1998 from 6.4% in 1997. The increase resulted from a growth in the company owned fleet, as a percentage of the total fleet.

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

     Primarily as a result of the foregoing, the Company's operating ratio was 82.5% in 1998 compared with 83.5% in 1997.

     Interest income (net) increased $1.1 million (29.0%), to $4.9 million in 1998 from $3.8 million in 1997. As a percentage of revenue, interest income
(net) increased to 1.9% in 1998 from 1.4% in 1997. The Company had $143 million in cash, cash equivalents, and investments at December 31, 1998 compared with $96.0 million at December 31, 1997. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

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

     Cash and cash equivalents and investments decreased to $126.7 million as of December 31, 1999 from $143.4 million at December 31, 1998. The Company's policy is to purchase only high quality liquid investments. Cash equivalents and investments primarily consists of municipal demand bonds and municipal demand bond funds.

     Net cash provided by operations was $45.6 million in 1999, $52.7 million in 1998, and $46.8 million in 1997. The primary source of funds in 1999 was net income of $33.1 million increased by non-cash adjustments, including depreciation and amortization of $17.3 million.

     Net investing activities consumed $17.7 million in 1999 and $11.6 million in 1997, and generated $14.5 million in 1998. The primary use of cash in 1999 was $18.6 million for capital expenditures, including revenue equipment. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.(*)

     Net cash used in financing activities was $45.1 million in 1999, none in 1998, and $18.5 million in 1997. The 1999 financing activity was comprised solely of the repurchase of approximately 3.5 million shares of the Company's common stock. On February 28, 2000 the Company repurchased approximately 1.1 million shares of its outstanding common stock for $14.0 million.

     Trade receivables increased to $23.5 million as of December 31, 1999 from $21.4 million as of December 31, 1998 primarily due to a 6.5% increase in fourth quarter operating revenue. Cash paid for income taxes decreased to $16.6 million in 1999 from $18.9 million in 1998. Lower income taxes on a cash basis are primarily due to increased interest income exempt from federal taxes.

     Insurance accruals decreased to $34.3 million as of December 31, 1999 from $35.5 million as of December 31, 1998. The Company's insurance program for liability, physical damage and cargo damage involves self insurance retentions for the first $500,000. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimate of future claims development based on historical claim development trends. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

     The Company has one customer who accounted for more than 10% of the Company's revenue for the year ended December 31, 1999. As disclosed in footnote two to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 1999 the Company's largest customer generated approximately 14% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long term debt at December 31, 1999 and $126.7 million in cash, cash equivalents and investments) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.(*)

     Based on the Company's strong financial position (current ratio of 3.0 and no debt), management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with growth plans. (*

Inflation and Fuel Cost

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

(*) Forward - looking statements

Year 2000

     In late 1999, the Company completed the remediation and testing of its systems to ensure compliance with the Year 2000. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs of remediation efforts were immaterial.

     The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent Pronouncements

     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standard (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133. FAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement FAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). FAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instrument, a company may elect to apply FAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. The Company has not yet determined the timing or impact of adoption of statement No. 133.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 1999 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and municipal bonds.

     The Company has no debt outstanding as of December 31, 1999 and therefore, has no market risk related to debt.

     The Company does not engage in fuel hedging with financial instruments. The Company has entered into fuel purchase contracts through March 2000. The contracts represent approximately 2% of annual fuel usage.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  respecting  executive  officers,  directors,  and director nominee, set forth under the caption "Election of Directors-Information Concerning Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 6 of the registrant's proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K report, the Proxy Statement is not being filed as a part hereof.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements and Schedules

     The Company's audited financial statements are set forth on the following pages of this report:
                                                                          Page
Reports of Independent Public Accountants...............................   17
Consolidated Balance Sheets.............................................   18
Consolidated Statements of Operations...................................   19
Consolidated Statements of Stockholders' Equity.........................   20
Consolidated Statements of Cash Flows...................................   21
Notes to Consolidated Financial Statements..............................  22-27

(a) 2.  Financial Statement Schedule
                                                                           Page
Valuation and Qualifying Accounts and Reserves..........................   27

(a) 3.  Exhibits required by Item 601 of Regulation S-K are listed below.

(b)     Reports on Form 8-K

        A Form 8-K was filed on October 26, 1999, pertaining the repurchase of 3,539,749 shares of the Company's outstanding common stock.

(c)     Exhibits

Exhibit No.          Document                    Page of Method of Filing

  3.1     Articles of Incorporation          Incorporated by reference to the
                                             Company's registration statement
                                             on Form S-1,Registration  No.
                                             33-8165, effective November 5, 1986

  3.2     Bylaws                             Incorporated by reference to the
                                             Company's registration statement
                                             on Form S-1, Registration No.
                                             33-8165, effective November 5, 1986

  3.3     Certificate of Amendment to        Incorporated by reference to the
          Articles of Incorporation          Company's Form 10-QA, for the
                                             quarter ended June 30, 1997,
                                             dated March 26, 1998.

  4.1     Articles of Incorporation          Incorporated by reference to the
                                             Company's registration statement
                                             on Form S-1, Registration No.
                                             33-8165, effective November 5, 1986

  4.2     Bylaws                             Incorporated by reference to the
                                             Company's registration statement
                                             on Form S-1, Registration No.
                                             33-8165, effective November 5, 1986

  4.3     Certificate of Amendment to       Incorporated by reference to the
          Articles of Incorporation          Company's Form 10-QA, for the
                                             quarter ended June 30, 1997,
                                             dated March 26, 1998.

  9.1     Voting Trust Agreement dated       Incorporated by reference to the
          June 6, 1997 between Larry         Company's Form 10-K for the year
          Crouse as trustee under the        ended December 31, 1997.
          Gerdin Educational Trusts and      Commission file no. 0-15087.
          Larry Crouse voting trustee.

 10.1     Business Property Lease            Incorporated by reference to the
          between Russell A. Gerdin          Company's Form 10-K for the year
          as Lessor and the Company          ended December 31, 1996.
          as Lessee, regarding the           Commission file no. 0-15087.
          Company's headquarters at
          2777 Heartland Drive,
          Coralville, Iowa 52241

 10.2     Form of Independent Contractor     Incorporated by reference to the
          Operating Agreement between        Company's Form 10-K for the year
          the Company and its independent    ended December 31, 1993.
          contractor providers of tractors   Commission file no. 0-15087.

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

Date: March 26, 2000                          By:  /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                 President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                        Title                          Date

/s/ Russell A. Gerdin      Chairman, President and Chief
Russell A. Gerdin          Executive Officer (Principal
                           Executive Officer),Secretary         March  26, 2000

/s/ John P. Cosaert        Vice President of Finance
John P. Cosaert            (Principal Financial Officer
                           and Principal Accounting
                           Officer) and Treasurer               March  26, 2000

/s/ Richard O. Jacobson    Director
Richard O. Jacobson                                             March  26, 2000

/s/ Michael J. Gerdin      Director
Michael J. Gerdin                                               March  26, 2000

/s/ Benjamin J. Allen      Director
Benjamin J. Allen                                               March  26, 2000

/s/ Lawrence D. Crouse     Director
Lawrence D. Crouse                                              March 26, 2000

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.:


     We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 21, 2000

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
            ASSETS                                       1999           1998
         -----------                                ------------   ------------
 CURRENT ASSETS
  Cash and cash equivalents .....................   $126,211,056   $143,434,594
  Trade receivable, less allowance:
  1999 & 1998 $402,812 ..........................     23,478,708     21,391,206
  Prepaid tires and tubes .......................      1,655,018      1,039,405
  Investments ...................................        500,000           --
  Deferred income taxes .........................     15,979,000     16,082,000
  Other current assets ..........................        359,472        306,142
                                                    ------------   ------------
    Total current assets ........................    168,183,254    182,253,347
                                                    ------------   ------------
PROPERTY AND EQUIPMENT
  Land and land improvements ....................      3,701,400      3,830,779
  Buildings .....................................      9,740,487      9,214,397
  Furniture and fixtures ........................      2,611,166      2,535,343
  Shop and service equipment ....................      1,563,485      1,444,764
  Revenue equipment .............................    121,822,991    112,162,731
                                                    ------------   ------------
                                                     139,439,529    129,188,014
  Less accumulated depreciation and amortization      66,533,949     60,618,544
                                                    ------------   ------------
  Property and equipment, net ...................     72,905,580     68,569,470
                                                    ------------   ------------
OTHER ASSETS ....................................      5,404,707      6,005,191
                                                    ------------   ------------
                                                    $246,493,541   $256,828,008
                                                    ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities ......   $ 10,595,662   $  7,615,143
  Compensation and benefits .....................      4,225,023      4,431,905
  Income taxes payable ..........................      4,974,341      3,578,501
  Insurance accruals ............................     34,285,500     35,503,314
  Other accruals ................................      2,427,464      3,135,232
                                                    ------------   ------------
    Total current liabilities ...................     56,507,990     54,264,095
                                                    ------------   ------------
DEFERRED INCOME TAXES ...........................     15,146,000     15,716,000
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 7)
  Capital Stock
  Preferred, par value  $.01; authorized
  5,000,000 shares; none issued .................           --             --
  Common par value $.01; authorized
  395,000,000 shares; issued and
  outstanding 26,460,251 in 1999
  and 30,000,000 shares in 1998 .................        264,603        300,000
  Additional paid-in capital ....................      6,608,170      6,608,170
  Retained earnings .............................    167,966,778    179,939,743
                                                    ------------   ------------
                                                     174,839,551    186,847,913
                                                    ------------   ------------
                                                    $246,493,541   $256,828,008
                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                                  -------------
                                        1999          1998             1997
                                   -------------  -------------  -------------
Operating revenue ................ $ 261,004,122  $ 263,489,156  $ 262,504,156
                                   -------------  -------------  -------------

Operating expenses:
  Salaries, wages, and benefits..     60,258,431     51,994,959     49,534,386
  Rent and purchased transportation   90,337,083    100,089,165    101,169,061
  Operations and maintenance ....     30,167,446     26,072,323     27,739,355
  Taxes and licenses ............      5,934,644      6,150,407      6,049,155
  Insurance and claims ..........      5,742,167      6,809,819     10,404,326
  Communications and utilities ..      2,628,494      2,684,310      2,681,489
  Depreciation ..................     16,215,587     18,107,708     16,751,384
  Other operating expenses ......      5,941,411      5,871,671      5,047,624
  Gain on sale of fixed assets ..       (927,548)      (332,255)       (58,903)
                                   -------------  -------------  -------------
                                     216,297,715    217,448,107    219,317,877
                                   -------------  -------------  -------------
  Operating income ..............     44,706,407     46,041,049     43,186,279
Interest income .................      5,952,741      4,895,651      3,846,157
Interest expense ................           --             --          (64,571)
                                   -------------  -------------  -------------
  Income before income taxes ....     50,659,148     50,936,700     46,967,865
Federal and state income taxes ..     17,535,710     17,827,847     16,894,972
                                   -------------  -------------  -------------
  Net income ....................  $  33,123,438  $  33,108,853  $  30,072,893
                                   =============  =============  =============

Basic earnings per share ........  $        1.13  $        1.10  $        1.00
                                   =============  =============  =============

Basic weighted average shares
  outstanding ...................     29,359,936     30,000,000     30,000,000
                                   =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Capital       Additional
                                     Stock,        Paid-In       Retained
                                     Common        Capital       Earnings        Total
                                 ------------   ------------   ------------   ------------
Balance, December 31, 1996 ...   $  3,000,000   $  3,908,170   $116,757,997   $123,666,167
Reduction in par value .......     (2,700,000)     2,700,000           --             --
Net Income ...................           --             --       30,072,893     30,072,893
                                 ------------   ------------   ------------   ------------
Balance, December 31, 1997 ...        300,000      6,608,170    146,830,890    153,739,060
Net income ...................           --             --       33,108,853     33,108,853
                                 ------------   ------------   ------------   ------------
Balance, December 31, 1998 ...        300,000      6,608,170    179,939,743    186,847,913
Repurchase of common stock ...        (35,397)          --      (45,096,403)   (45,131,800)
Net income ...................           --             --       33,123,438     33,123,438
                                 ------------   ------------   ------------   ------------
Balance, December 31, 1999 ...   $    264,603   $  6,608,170   $167,966,778   $174,839,551
                                 ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                        -------------
                                              1999             1998             1997
                                          -------------    -------------    -------------
OPERATING ACTIVITIES
Net income ............................   $  33,123,438    $  33,108,853    $  30,072,893
Adjustments to reconcile to net cash
  provided by operating activities:
  Depreciation and amortization .......      17,312,033       19,227,213       17,488,602
  Deferred income taxes ...............        (467,000)        (426,000)      (3,149,000)
  Gain on sale of fixed assets ........        (906,600)        (272,893)         (58,903)
  Changes in certain working
  capital items:
    Trade receivable ..................      (2,087,502)       2,856,101       (4,623,019)
    Other current assets ..............         (53,330)        (769,666)         446,071
    Prepaids ..........................        (851,922)         502,214        1,031,682
    Accounts payable and accrued
    expenses ..........................      (1,851,091)        (844,817)       5,413,840
    Accrued income taxes ..............       1,395,840         (645,649)         138,279
                                          -------------    -------------    -------------
Net cash provided by operating
activities ............................      45,613,866       52,735,356       46,760,445
                                          -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property
and equipment .........................       1,585,623          483,668          271,721
Capital additions .....................     (18,613,595)      (5,511,705)     (22,384,516)
Net maturities (purchases) of
municipal bonds .......................        (500,000)      19,769,765       11,691,494
Other .................................        (177,632)        (282,912)      (1,150,055)
                                          -------------    -------------    -------------
Net cash provided (used in) by
investing activities ..................     (17,705,604)      14,458,816      (11,571,356)
                                          -------------    -------------    -------------
FINANCING ACTIVITIES
Repurchase of common stock ............     (45,131,800)            --               --
Principal payments on long-term notes .            --               --        (18,542,135)
                                          -------------    -------------    -------------
Net cash used in financing activities .     (45,131,800)            --        (18,542,135)
                                          -------------    -------------    -------------
Net increase (decrease) in cash
and cash equivalents ..................     (17,223,538)      67,194,172       16,646,954
CASH AND CASH EQUIVALENTS
Beginning of year .....................     143,434,594       76,240,422       59,593,468
                                          -------------    -------------    -------------
End of year ...........................   $ 126,211,056    $ 143,434,594 #  $  76,240,422
                                          =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest ...........................   $        --      $        --      $      64,571
   Income taxes .......................   $  16,606,870    $  18,899,496    $  19,905,693
Noncash investing activities:
   Book value of revenue equipment
   traded .............................   $   4,868,860    $   9,658,636    $   3,062,392

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

Note 2.  Concentrations of Credit Risk and Major Customers

The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 34%, 35%, and 39% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 1999, 1998 and 1997. Annual revenues for this customer were $37.0 million, $37.0 million, and $39.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

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

Deferred tax assets and liabilities as of December 31 are as follows:

                                                        1999          1998
                                                     -----------   -----------
Deferred income tax liabilities,
related to property and equipment ................   $15,146,000   $15,716,000
                                                     ===========   ===========
Deferred income tax assets:
   Allowance for doubtful accounts ...............   $   153,000   $   153,000
   Accrued expenses ..............................     1,999,000     2,270,000
   Insurance accruals ............................    12,724,000    13,186,000
   Other .........................................     1,103,000       473,000
                                                     -----------   -----------
   Deferred income tax assets ....................   $16,082,000   $15,979,000
                                                     ===========   ===========

The income tax provision is as follows:

                                        1999           1998            1997
                                   ------------    ------------    ------------
Current income taxes:
Federal ........................   $ 16,983,674    $ 18,697,215    $ 17,008,402
State...........................        994,308       1,270,173       1,346,757
                                   ------------    ------------    ------------
                                   $ 18,253,847    $ 20,043,972    $ 18,002,710
                                   ------------    ------------    ------------
Deferred income taxes:
Federal ........................   $   (448,320)   $   (408,960)   $ (3,023,040)
State ..........................        (18,680)        (17,040)       (125,960)
                                   ------------    ------------    ------------
                                   $   (467,000)   $   (426,000)   $ (3,149,000)
                                   ------------    ------------    ------------
Total ..........................   $ 17,827,847    $ 16,894,972    $ 17,535,710
                                   ============    ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                       1999            1998            1997
                                   ------------    ------------    ------------
Federal tax at statutory
rate (35%) ....................    $ 17,827,845    $ 16,438,753    $ 17,730,702
State taxes, net of federal
benefit .......................         646,000         826,000         875,000
Non-taxable interest income....      (1,545,000)     (1,398,000)     (1,105,000)
Other .........................         704,008         572,002         686,219
                                   ------------    ------------    ------------
                                   $ 17,827,847    $ 16,894,972    $ 17,535,710
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

The total minimum rental commitment under the building lease is $117,500 for the year ending December 31, 2000.

Rent expense paid to the Company's president totaled $282,000 for the years ended December 31, 1999, 1998, and 1997. The Company also maintains cash accounts with a bank owned by the Company's president.

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

The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $6.2 million in connection with its liability and workers' compensation insurance arrangements.

Note 7.  Stockholders' Equity

On February 18, 1997, the Company amended its articles of incorporation to increase authorized capital to four hundred million (400,000,000) shares of capital stock (395,000,000 shares of common stock and 5,000,000 shares of preferred stock) and reduced the par value from $0.10 to $0.01 per share.

On October 26, 1999, the Company purchased 3,539,749 shares of its common stock for $45,131,800. The shares have been reported as retired in the accompanying financial statements.

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Company contributions totaled $759,000, $526,000, and $541,000, for the years ended December 31, 1999,
1998 and 1997, respectively.

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

The Company has entered into fuel purchase contracts through March 2000. The contracts represent approximately 2% of annual fuel usage. The aggregate commitment under the contracts is $188,874 as of December 31, 1999.

Note 11.  Quarterly Financial Information (Unaudited)

                                           First     Second     Third    Fourth
                                          -------   -------   -------   -------
                                          (In Thousands, Except Per Share Data)
Year ended December 31, 1999
   Operating revenue ..................   $63,097   $66,094   $65,351   $66,462
   Operating income ...................    10,159    11,483    11,582    11,483
   Income before income taxes .........    11,638    13,002    13,126    12,893
   Net income .........................     7,564     8,517     8,598     8,445
   Basic earnings per share ...........      0.25      0.28      0.29      0.31
Year end December 31, 1998
   Operating revenue ..................   $66,840   $69,223   $65,015   $62,411
   Operating income ...................    10,954    11,976    11,675    11,436
   Income before income taxes .........    12,009    13,104    12,973    12,851
   Net income .........................     7,806     8,518     8,430     8,355
   Basic earnings per share ...........      0.26      0.28      0.28      0.28

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             Column A               Column B          Column C           Column D    Column E
           ------------           -----------    -------------------   -----------   ---------
                                                     Charges To
                                                 -------------------
                                   Balance At     Cost                                Balance
                                   Beginning       And       Other                    At End
          Description              of Period     Expense   Accounts     Deductions   of Period
--------------------------------  -----------    --------  ---------   ------------  ---------
Allowance for doubtful accounts:

Year ended December 31, 1999       $ 402,812     $  4,147  $    -       $   4,147    $ 402,812

Year ended December 31, 1998       $ 491,971     $ 37,078  $    -       $  126,237   $ 402,812

Year ended December 31, 1997       $ 402,812     $ 79,526  $ 250,000 *  $  240,367   $ 491,971

(*) Acquired A & M reserves.
                                              27