Form 10-Q
period 2000-03-31
HEARTLAND EXPRESS INC
filed 2000-05-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2000                    Commission File No. 0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                         93-0926999
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                       Identification Number)


2777 Heartland Drive, Coralville, Iowa                         52241
(Address of Principal Executive Office)                      (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                    No [   ]

At March 31, 2000, there were 25,366,582 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.      Financial statements

             Consolidated balance sheets
              March 31, 2000 (unaudited) and
              December 31, 1999                                         2 - 3
             Consolidated statements of income
              (unaudited) for the three month
              periods ended March 31, 2000 and 1999                       4
             Consolidated statements of cash flows
              (unaudited) for the three months ended
              March 31, 2000 and 1999                                     5
             Notes to financial statements                                6

Item 2.      Management's discussion and analysis of
              financial condition and results of
              operations                                                7 - 10


                                     PART II

                                OTHER INFORMATION


Item 1.      Legal proceedings                                            11

Item 2.      Changes in securities                                        11

Item 3.      Defaults upon senior securities                              11

Item 4.      Submission of matters to a vote of                           11
             security holders

Item 5.      Other information                                            11

Item 6.      Exhibits and reports of Form 8-K                          11 - 13

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       ASSETS
                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

      Cash and cash equivalents ..................   $118,134,122   $126,211,056

      Trade receivables, less allowance:
      2000 and 1999 $402,812 .....................     25,187,890     23,478,708

      Prepaid tires ..............................      2,051,802      1,655,018

      Investments ................................      6,626,524        500,000

      Deferred income taxes ......................     16,281,000     15,979,000

      Other current assets .......................      2,293,160        359,472
                                                     ------------   ------------

             Total current assets ................   $170,574,498   $168,183,254
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

      Land and land improvements .................   $  3,237,875   $  3,701,400

      Buildings ..................................      8,532,621      9,740,487

      Furniture and fixtures .....................      2,604,399      2,611,166

      Shop and service equipment .................      1,463,761      1,563,485

      Revenue equipment ..........................    119,735,216    121,822,991
                                                     ------------   ------------

                                                     $135,573,872   $139,439,529

      Less accumulated depreciation & amortization     64,236,816     66,533,949
                                                     ------------   ------------

      Property and equipment, net ................   $ 71,337,056   $ 72,905,580
                                                     ------------   ------------

OTHER ASSETS .....................................   $  5,192,689   $  5,404,707
                                                     ------------   ------------

                                                     $247,104,243   $246,493,541
                                                     ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       MARCH 31,    DECEMBER 31,
                                                         2000          1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

      Accounts payable & accrued liabilities .....   $ 10,274,092   $ 10,595,662

      Compensation & benefits ....................      4,584,438      4,225,023

      Income taxes payable .......................      9,682,637      4,974,341

      Insurance accruals .........................     35,114,514     34,285,500

      Other ......................................      2,202,594      2,427,464
                                                     ------------   ------------

             Total current liabilities ...........   $ 61,858,275   $ 56,507,990
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................     15,274,000     15,146,000
                                                     ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Capital Stock:

      Preferred, $.01 par value; authorized
             5,000,000 share; none issued ........   $       --     $       --

      Common, $.01 par value; authorized
             395,000,000 shares; issued and outstanding
             25,366,582 in 2000 and
             26,460,251 in 1999 ..................        253,666        264,603

      Additional paid in capital .................      6,608,170      6,608,170

      Retained earnings ..........................    163,110,132    167,966,778
                                                     ------------   ------------
                                                     $169,971,968   $174,839,551
                                                     ------------   ------------
                                                     $247,104,243   $246,493,541
                                                     ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three months ended
                                                              March 31,
                                                        2000            1999
                                                    ------------    ------------

OPERATING REVENUE ................................  $ 67,189,786    $ 63,097,105
                                                    ------------    ------------

OPERATING EXPENSES:

      Salaries, wages, benefits ..................  $ 16,578,699    $ 14,114,982

      Rent and purchased transportation ..........    20,640,115      22,765,645

      Operations and maintenance .................     9,624,698       6,585,507

      Taxes and licenses .........................     1,305,330       1,371,059

      Insurance and claims .......................     1,976,441       1,773,251

      Communications and utilities ...............       704,214         651,908

      Depreciation ...............................     3,867,218       4,068,078

      Other operating expenses ...................     1,457,438       1,608,101

      (Gain) on sale of fixed assets .............    (1,493,478)           --
                                                    ------------    ------------

                                                    $ 54,660,675    $ 52,938,531
                                                    ------------    ------------

             Operating income ....................  $ 12,529,111    $ 10,158,574

      Interest income ............................     1,322,885       1,479,028
                                                    ------------    ------------

      Income before income taxes .................  $ 13,851,996    $ 11,637,602

      Federal and state income taxes (Note 2) ....     4,709,679       4,073,277
                                                    ------------    ------------

      Net income .................................  $  9,142,317    $  7,564,325
                                                    ============    ============

      Earnings per common share:

         Basic earnings per share ................  $       0.35    $       0.25
                                                    ============    ============

      Basic weighted average shares outstanding ..    26,063,646      30,000,000
                                                    ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      2000             1999
                                                 -------------    -------------
OPERATING ACTIVITIES
      Net income ............................... $   9,142,317    $   7,564,325
      Adjustments to reconcile to net cash
      provided by operating activities:
        Depreciation and amortization ..........     4,141,329        4,342,188
        Deferred income taxes ..................      (174,000)         147,000
        Gain on sale of fixed assets ...........    (1,493,478)            --
        Changes in certain working capital items:
          Trade receivables ....................    (1,709,182)        (950,818)
          Other current assets .................    (1,933,688)      (2,066,077)
          Prepaid expenses .....................      (355,984)        (318,057)
          Accounts payable and accrued expenses      1,890,567          840,263
          Accrued income taxes .................     4,708,296        3,721,205
                                                 -------------    -------------
      Net cash provided by operating activities  $  14,216,177    $  13,280,029
                                                  -------------   -------------
INVESTING ACTIVITIES
      Proceeds from sale of prop. and equipment      2,121,520             --
      Purchase of property and equipment .......    (4,295,696)      (1,585,790)
      Purchase of municpal bonds ...............    (6,126,524)            --
      Other ....................................        17,489          (37,095)
                                                 -------------    -------------
      Net cash (used) in investment activities . $  (8,283,211)   $  (1,622,885)
                                                 -------------    -------------
FINANCING ACTIVITIES
      Repurchase of common stock ............... $ (14,009,900)   $        --
                                                 -------------    -------------
      Net increase (decrease) in cash and
      cash equivalents ......................... $  (8,076,934)   $  11,657,144

CASH AND CASH EQUIVALENTS
      Beginning of year ........................   126,211,056      143,434,594
                                                 -------------    -------------
      End of quarter ........................... $ 118,134,122    $ 155,091,738
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
      Cash paid during the period for:
             Income taxes ...................... $     175,383    $     205,072
      Noncash investing activities:
             Book value of revenue
             equipment traded .................. $   2,138,161    $     650,538


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.

Note 2. Income Taxes

     Income taxes for the three month period ended March 31, 2000 are based on the Company's estimated effective tax rates. The rate for the three months ended March 31, 2000 and 1999 was 34% and 35%, respectfully.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion of the results of operations of the quarter ended March 31, 2000 compared with the same period in 1999, and the changes in financial condition through the first quarter of 2000.

Results of Operations:

     Operating revenue increased $4.1 million (6.5%), to $67.2 million in the first quarter of 1999 from $63.1 million in the first quarter of 1999. The revenue increase was primarily attributable to increased freight rates and fuel surcharges resulting from high diesel prices.

     Salaries, wages, and benefits increased $2.5 million (17.5%), to $16.6 million in the first quarter of 2000 from $14.1 million in the first quarter of 1999. As a percentage of revenue, salaries, wages and benefits increased to 24.7% in 2000 from 22.4% in 1999. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in November, 1999 and March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first quarter of 2000, employee drivers accounted for 55% and independent contractors 45% of the total fleet miles, compared with 48% and 52%, respectively, in the first quarter of 1999.

     Rent and purchased transportation decreased $2.1 million (9.3%), to $20.6 million in the first quarter of 2000 from $22.8 million in the first quarter of 1999. As a percentage of revenue, rent and purchased transportation decreased to 30.7% in the first quarter of 2000 from 36.1% in the first quarter of 1999. This reflects the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage.

     Operations and maintenance increased $3.0 million (46.1%) to $9.6 million in the first quarter of 2000 from $6.6 million in the first quarter of 1999. As a percentage of revenue, operations and maintenance increased to 14.3% in the first quarter of 2000 from 10.4% during the first quarter of 1999. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increase experienced in the fourth quarter of 1999 and first quarter of 2000.

     Taxes and licenses decreased $0.1 million (4.8%), to $1.3 million in the first quarter of 2000 from $1.4 million in the first quarter of 1999. As a percentage of revenue, taxes and licenses decreased to 1.9% in the first quarter of 2000 from 2.2% in the first quarter of 1999. These decreases resulted from increased fleet utilization and efficient management of these costs.

     Insurance and claims increased $0.2 million (11.5%), to $2.0 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999. As a percentage of revenue, insurance and claims increased to 2.9% in the first quarter of 2000 from 2.8% in the first quarter of 1999. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (8.0%), to $0.7 million in 2000 from $0.6 million in 1999. As a percentage of revenue, communications and utilities remained constant at 1.0% in 2000 and in 1999.

     Depreciation decreased $0.2 million (4.9%) to $3.9 million during the first quarter of 2000 from $4.1 million in the first quarter of 1999. As a percentage of revenue, depreciation decreased to 5.8% of revenue during the first quarter of 2000 from 6.4% during the first quarter of 1999. The decrease resulted from the increase in the number of trailers in the Company's fleet becoming fully depreciated.

     Other operating expenses decreased $0.1 million (9.4%) to $1.5 million during the first quarter of 2000 from $1.6 million during the first quarter 1999. As a percentage of revenue, other operating expenses decreased to 2.2% in the first quarter of 2000 from 2.5% in the first quarter of 1999. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $0.2 (10.6%) to $1.3 million in the first quarter of 2000 from $1.5 million in the first quarter of 1999. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower rate. The decrease is attributable to the repurchase of 4.6 million shares of the Compan's common stock for $59.1 million in the fourth quarter of 1999 and first quarter of 2000.

     The Company's effective tax rate was 34.0% for the three month period ended March 31, 2000 and 35.0% in 1999.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.4% during the first quarter of 2000 compared with 83.9% during the first quarter of 1999. Net income increased $1.6 million (20.9%), to $9.2 million during the first quarter of 2000 from $7.6 million during the first quarter of 1999. The Compan's operating ratio and net income for the first quarter of 2000 were positively impacted by a $1.5 million gain recognized on the sale of two properties.

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

     The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 2.8 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the three months ended March 31, 2000, the Company generated net cash flow from operations of $14.2 million. Net cash used in investing and financing activities included $4.3 million for capital expenditures, primarily revenue equipment and $14.0 million for the repurchase of 1,093,669 shares of the Company's outstanding common stock.

     Working capital at March 31, 2000 was $108.7 million, including $124.8 million in cash, cash equivalents, and investments. These investments generated $1.3 million in interest income (primarily tax-exempt) during the three months ended March 31, 2000. The Company's policy is to purchase only investment quality, highly liquid investments.

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

         Item 1.       Legal Proceedings
                       Not applicable

         Item 2.       Changes in securities
                       Not applicable

         Item 3.       Defaults upon senior securities
                       Not applicable

         Item 4. Submission of matters to a vote of security holders Not applicable

         Item 5.       Other information
                       Not applicable

         Item 6.       Exhibits and reports on Form 8-K
                       A Form 8-K was filed on February 28, 2000, pertaining to the repurchase of 1,093,669 shares of the Company's outstanding common stock.



                                                            Page of Method of
Exhibit No.                Document                              Filing

   3.1             Articles of Incorporation              Incorporated by
                                                          Reference to the
                                                          Company's registration
                                                          statement on Form S-1,
                                                          Registration No.33-
                                                          8165, effective
                                                          November 5, 1986.

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

                                               HEARTLAND EXPRESS, INC.

                                           BY:  /s/  John P. Cosaert_____
                                                    JOHN P. COSAERT
                                                     Vice-President
                                                  Finance and Treasurer