Form 10-Q
period 2000-06-30
HEARTLAND EXPRESS INC
filed 2000-08-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 2000                   Commission File No. 0-15087


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

                    Yes  [X]                    No [  ]

At June 30, 2000, there were 25,366,582 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.     Financial statements

            Consolidated balance sheets
             June 30, 2000 (unaudited) and
             December 31, 1999                                          2 - 3
            Consolidated statements of income
             (unaudited)for the three and six month
             periods ended June 30, 2000 and 1999                         4
            Consolidated statements of cash flows
             (unaudited) for the six months ended
             June 30, 2000 and 1999                                       5
            Notes to financial statements                                 6

Item 2.     Management's discussion and analysis of
             financial condition and results of
             operations                                                 7 - 12


                                     PART II

                                OTHER INFORMATION


Item 1.     Legal proceedings                                            13

Item 2.     Changes in securities                                        13

Item 3.     Defaults upon senior securities                              13

Item 4.     Submission of matters to a vote of                           13
            security holders

Item 5.     Other information                                            13

Item 6.     Exhibits and reports of Form 8-K                           13 - 15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

       ASSETS                                      June 30,        December 31,
                                                     2000              1999
                                                 -------------     -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents ...................  $ 120,307,412     $ 126,211,056

  Trade receivables, less allowance:
  2000 and 1999 $402,812 ......................     25,201,330        23,478,708

  Prepaid tires ...............................      2,718,742         1,655,018

  Investments .................................      3,353,412           500,000

  Deferred income taxes .......................     16,267,000        15,979,000

  Other current assets ........................      2,033,472           359,472
                                                 -------------     -------------

       Total current assets ...................  $ 169,881,368     $ 168,183,254
                                                 -------------     -------------

PROPERTY AND EQUIPMENT

  Land and land improvements ..................  $   3,237,875     $   3,701,400

  Buildings ...................................      8,532,621         9,740,487

  Furniture and fixtures ......................      2,604,400         2,611,166

  Shop and service equipment ..................      1,509,251         1,563,485

  Revenue equipment ...........................    125,213,110       121,822,991
                                                 -------------     -------------

                                                 $ 141,097,257     $ 139,439,529

  Less accumulated depreciation & amortization      62,844,177        66,533,949
                                                 -------------     -------------

  Property and equipment, net .................  $  78,253,080     $  72,905,580
                                                 -------------     -------------

  OTHER ASSETS ................................  $   5,202,884     $   5,404,707
                                                 -------------     -------------

                                                 $ 253,337,332     $ 246,493,541
                                                 =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       June 30,     December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

   Accounts payable & accrued liabilities ........   $ 10,102,931   $ 10,595,662

   Compensation & benefits .......................      5,317,885      4,225,023

   Income taxes payable ..........................      5,997,959      4,974,341

   Insurance accruals ............................     35,240,714     34,285,500

   Other .........................................      2,441,955      2,427,464
                                                     ------------   ------------

      Total current liabilities ..................   $ 59,101,444   $ 56,507,990
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................   $ 15,387,000   $ 15,146,000
                                                     ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred, $.01 par value; authorized
      5,000,000 share; none issured ..............   $       --     $       --

   Common, $.01 par value; authorized
      395,000,000 shares; issued and outstanding
      25,366,582 in 2000 and
      26,460,251 in 1999 .........................        253,666        264,603

   Additional paid in capital ....................      6,608,170      6,608,170

   Retained earnings .............................    171,987,052    167,966,778
                                                     ------------   ------------

                                                     $178,848,888   $174,839,551
                                                     ------------   ------------

                                                     $253,337,332   $246,493,541
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three months ended               Six months ended
                                                           June 30,                         June 30,

                                                    2000             1999            2000             1999

OPERATING REVENUE ..........................   $  69,261,481    $  66,094,335   $ 136,451,267    $ 129,191,440
                                               -------------    -------------   -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ...............   $  18,404,429    $  14,718,890   $  34,983,128    $  28,833,872

   Rent and purchased transportation .......      19,593,290       23,697,084      40,233,405       46,462,729

   Operations and maintenance ..............       9,985,590        7,028,891      19,610,288       13,614,398

   Taxes and licenses ......................       1,455,225        1,494,517       2,760,555        2,865,576

   Insurance and claims ....................       1,522,292        1,456,670       3,498,733        3,229,921

   Communications and utilities ............         690,204          655,421       1,394,418        1,307,329

   Depreciation ............................       3,892,272        4,056,077       7,759,490        8,124,155

   Other operating expenses ................       1,597,620        1,503,783       3,055,058        3,111,884

   (Gain) on sale of fixed assets ..........            (200)            --        (1,493,678)            --
                                               -------------    -------------   -------------    -------------

                                               $  57,140,722    $  54,611,333   $ 111,801,397    $ 107,549,864
                                               -------------    -------------   -------------    -------------

               Operating income ............   $  12,120,759    $  11,483,002   $  24,649,870    $  21,641,576

   Interest income .........................       1,329,119        1,519,293       2,652,004        2,998,321
                                               -------------    -------------   -------------    -------------

   Income before income taxes ..............   $  13,449,878    $  13,002,295   $  27,301,874    $  24,639,897

   Federal and state income taxes ..........       4,572,958        4,485,791       9,282,637        8,559,068
                                               -------------    -------------   -------------    -------------

   Net income ..............................   $   8,876,920        8,516,504   $  18,019,237    $  16,080,829
                                               =============    =============   =============    =============

   Earnings per common share:

       Basic earnings per share ............   $        0.35    $        0.28   $        0.70    $        0.54
                                               =============    =============   =============    =============

   Basic weighted average shares outstanding      25,366,582       30,000,000      25,715,114       30,000,000
                                               =============    =============   =============    =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                      2000             1999
                                                 -------------    -------------
OPERATING ACTIVITIES
   Net Income ................................   $  18,019,237    $  16,080,829
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ..........       8,303,408        8,672,379
      Deferred income taxes ..................         (47,000)        (137,000)
      Gain on sale of fixed assets ...........      (1,493,678)            --
      Changes in certain working capital items:
         Trade receivables ...................      (1,722,622)      (2,159,505)
         Other current assets ................      (1,674,000)      (1,898,648)
         Prepaid expenses ....................        (811,724)        (285,082)
         Accounts payable and accrued expenses       2,306,947        1,047,139
         Accrued income tax ..................       1,023,618          785,580
                                                 -------------    -------------
      Net cash provided by operating activities  $  23,904,186    $  22,105,692
                                                 -------------    -------------
INVESTING ACTIVITIES
   Proceeds from sale of prop. and equipment .   $   2,121,720    $        --
   Capital additions .........................     (14,879,003)      (5,518,897)
   Net sales of municipal bonds ..............      (2,853,412)            --
   Other .....................................        (187,235)          31,468
                                                 -------------    -------------
   Net cash used in investing activities .....   $ (15,797,930)   $  (5,487,429)
                                                 -------------    -------------
FINANCING ACTIVITIES
   Repurchase of common stock ................   $ (14,009,900)   $        --
                                                 -------------    -------------
      Net cash used in financing activities ..   $ (14,009,900)   $        --
                                                 -------------    -------------

      Net increase (decrease) in cash and
         cash equivalents ....................   $  (5,903,644)   $  16,618,263

CASH AND CASH EQUIVALENTS
   Beginning of period .......................     126,211,056      143,434,594
                                                 -------------    -------------
   End of period .............................   $ 120,307,412    $ 160,052,857
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
       Income taxes ..........................   $   8,306,019    $   7,910,488
   Noncash investing activities:
       Book value of revenue equipment traded    $   4,976,191    $   1,894,303

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The consolidated financial statements include the accounts of Heartland Express, Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of interest earned exempt from federal taxes. Effective income tax expense approximates 34% in the three and six month periods ended June 30, 2000. Effective income tax expense approximated 34.5% for the three months ended June 30, 1999 and 34.7% for the six months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion of the results of operations of the three and six months periods ended June 30, 2000 compared with the same periods in 1999, and the changes in financial condition through the second quarter of 2000.

Results of Operations:

Three Months Ended June 30, 2000 and 1999

     Operating revenue increased $3.2 million (4.8%), to $69.3 million in the second quarter of 2000 from $66.1 million in the second quarter of 1999. The revenue increase was primarily attributable to increased freight rates, and fuel surcharges resulting from high diesel prices.

     Salaries, wages, and benefits increased $3.7 million (25.0%), to $18.4 million in the second quarter of 2000 from $14.7 million in the second quarter of 1999. As a percentage of revenue, salaries, wages and benefits increased to 26.6% in 2000 from 22.2% in 1999. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in June, 1999 and March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the second quarter of 2000, employee drivers accounted for 59% and independent contractors 41% of the total fleet miles, compared with 49% and 51%, respectively, in the second quarter of 1999. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the 1999 period.

     Rent and purchased transportation decreased $4.1 million (17.3%), to $19.6 million in the second quarter of 2000 from $23.7 million in the second quarter of 1999. As a percentage of revenue, rent and purchased transportation decreased to 28.3% in the second quarter of 2000 from 35.9% in the second quarter of 1999. This reflects the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage.

     Operations and maintenance increased $3.0 million (42.1%) to $10.0 million in the second quarter of 2000 from $7.0 million in the second quarter of 1999. As a percentage of revenue, operations and maintenance increased to 14.4% during the second quarter of 2000 from 10.6% in the second quarter of 1999. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999 and the first six months of 2000.

     Taxes and licenses decreased $0.1 million (4.5%), to $1.4 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999. As a percentage of revenue, taxes and licenses decreased to 2.1% in the second quarter of 2000 from 2.3% in the second quarter of 1999. These decreases resulted from increased fleet utilization and efficient management of these costs.

     Insurance and claims increased $0.1 million (4.5%), to $1.5 million in the second quarter of 2000 from $1.4 million in the second quarter of 1999. As a percentage of revenue, insurance and claims remained constant at 2.2% for both compared periods. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (5.3%), to $0.7 million in the 2000 period from $0.6 million in the 1999 period. As a percentage of revenue, communications and utilities remained constant at 1.0% in both 2000 and 1999, compared periods.

     Depreciation decreased $0.1 million (4.0%) to $3.9 million during the second quarter of 2000 from $4.0 million in the second quarter of 1999. As a percentage of revenue, depreciation decreased to 5.6% of revenue during the second quarter of 2000 from 6.1% during the second quarter of 1999. The decrease resulted primarily from the increase in the number of trailers in the Company's fleet becoming fully depreciated, and from the change in estimated salvage value on the Company's revenue equipment.

     Other operating expenses increased $0.1 million (6.2%) to $1.6 million during the second quarter of 2000 from $1.5 million during the second quarter 1999. As a percentage of revenue, other operating expenses remained constant at 2.3% for both compared periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income decreased $0.2 (12.5%) to $1.3 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower rate. The decrease is attributable to the repurchase of 4.6 million shares of the Company's common stock for $59.1 million in the fourth quarter of 1999 and first quarter of 2000.

     The Company's effective tax rate was 34.0% for the three month period ended June 30, 2000 and 34.5% in the 1999 period.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.5% during the second quarter of 2000 compared with 82.6% during the second quarter of 1999. Net income increased $0.4 million (4.2%), to $8.9 million during the second quarter of 2000 from $8.5 million during the second quarter of 1999.

Six Months Ended June 30, 2000 and 1999

     Operating revenue increased $7.3 million (5.6%), to $136.5 million in the six months ended June 30, 2000 from $129.2 million in the 1999 period. The revenue increase was primarily attributable to increased freight rates, and fuel surcharges resulting from high diesel prices.

     Salaries, wages, and benefits increased $6.1 million (21.3%), to $35.0 million in the six months ended June 30, 2000 from $28.9 million in the 1999 period. As a percentage of revenue, salaries, wages and benefits increased to 25.6% in 2000 from 22.3% in 1999. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in June, 1999 and March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first six months of 2000, employee drivers accounted for 57% and independent contractors 43% of the total fleet miles, compared with 49% and 51%, respectively, in the compared 1999 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 1999 period.

     Rent and purchased transportation decreased $6.2 million (13.4%), to $40.2 million in the first six months of 2000 from $46.4 million in the 1999 period. As a percentage of revenue, rent and purchased transportation decreased to 29.5% in the 2000 period from 36.0% in the compared 1999 period. This reflects the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage. Additionally, the high cost of fuel experienced since the first quarter of 1999 has resulted in independent contractors leaving the industry.

     Operations and maintenance increased $6.0 million (44.0%) to $19.6 million in the six months ended June 30, 2000 from $13.6 million in the 1999 period. As a percentage of revenue, operations and maintenance increased to 14.4% in the 2000 period from 10.5% during the 1999 period. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999 and in 2000.

     Taxes and licenses decreased $0.1 million (3.7%), to $2.8 million in the first six months of 2000 from $2.9 million in the compared 1999 period. As a percentage of revenue, taxes and licenses decreased to 2.0% in the 2000 period from 2.2% in the 1999 period. These decreases resulted from increased fleet utilization and efficient management of these costs.

     Insurance and claims increased $0.3 million (8.3%), to $3.5 million in the first six months of 2000 from $3.2 million in the compared 1999 period. As a percentage of revenue, insurance and claims increased to 2.6% in the 2000 period from 2.5% in the 1999 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (6.7%), to $1.4 million in the 2000 period from $1.3 million in 1999 period. As a percentage of revenue, communications and utilities remained constant at 1.0% in both 2000 and 1999 periods.

     Depreciation decreased $0.4 million (4.5%) to $7.7 million during the first six months of 2000 from $8.1 million in the compared 1999 period. As a percentage of revenue, depreciation decreased to 5.7% of revenue during the 2000 period from 6.3% during the 1999 period. The decrease resulted from the increase in the number of trailers in the Company's fleet becoming fully depreciated, and from the change in estimated salvage value on the Company's revenue equipment.

     Other operating expenses decreased $0.1 million (1.8%) to $3.0 million during the first six months 2000 from $3.1 million during the compared 1999 period. As a percentage of revenue, other operating expenses decreased to 2.2% in the 2000 period from 2.4% in the 1999 period. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $0.3 (11.6%) to $2.7 million in the first six months of 2000 from $3.0 million in the compared 1999 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower rate. The decrease is attributable to the repurchase of 4.6 million shares of the Company's common stock for $59.1 million in the fourth quarter of 1999 and first quarter of 2000, and a $9.3 million increase in capital expenditures.

     The Company's effective tax rate is 34.0% for the six months ended June 30, 2000 and 34.7% for the compared period.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.9% during the first six months of 2000 compared with 83.2% during the first six months of 1999. Net income increased $1.9 million (12.1%), to $18.0 million during the first six months of 2000 from $16.1 million during the compared 1999 period. The Company's operating ratio and net income for the first six months of 2000 were positively impacted by a $1.5 million gain recognized on the sale of two properties.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity at June 30, 2000, were funds provided by cash flow from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

     The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 2.9 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the six months ended June 30, 2000, the Company generated net cash flow from operations of $23.9 million. Net cash used in investing and financing activities included $14.9 million for capital expenditures, primarily revenue equipment, and $14.0 million for the repurchase of 1,093,669 shares of the Company's outstanding common stock.

     Working capital at June 30, 2000 was $110.8 million, including $123.7 million in cash, cash equivalents, and investments. These investments generated $2.7 million in interest income (primarily tax-exempt) during the six months ended June 30, 2000. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

     Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

         Item 1.       Legal Proceedings
                       Not applicable

         Item 2.       Changes in securities
                       Not applicable

         Item 3.       Defaults upon senior securities
                       Not applicable

         Item 4. Submission of matters to a vote of security holders Not applicable

         Item 5.       Other information
                       Not applicable

         Item 6.       Exhibits and reports on Form 8-K
                       None filed during the second quarter of 2000.

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