Form 10-Q
period 2000-09-30
HEARTLAND EXPRESS INC
filed 2000-11-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2000             Commission File No.    0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                                 93-0926999
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                             52241
(Address of Principal Executive Office)                          (Zip Code)


Registrant's telephone number, including area code  (319) 545-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       [X]                No [   ]

At September 30, 2000, there were 25,366,582 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.           Financial statements

                  Consolidated balance sheets
                     September 30, 2000 (unaudited) and
                     December 31, 1999                                   2-3
                  Consolidated statements of income
                     (unaudited) for the three and nine month
                     periods ended September 30, 2000 and 1999            4
                  Consolidated statements of cash flows
                     (unaudited) for the nine months ended
                     September 30, 2000 and 1999                          5
                  Notes to financial statements                           6

Item 2.           Management's discussion and analysis of
                     financial condition and results of
                     operations                                          7-12


                                     PART II

                                OTHER INFORMATION


Item 1.           Legal proceedings                                      13

Item 2.           Changes in securities                                  13

Item 3.           Defaults upon senior securities                        13

Item 4.           Submission of matters to a vote of                     13
                  security holders

Item 5.           Other information                                      13

Item 6.           Exhibits and reports on Form 8-K                      13-15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                           September 30   December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents .....................   $122,088,772   $126,211,056

   Trade receivables, less allowance:
   2000 and 1999 $402,812 ........................     26,772,785     23,478,708

   Prepaid tires .................................      3,310,174      1,655,018

   Investments ...................................      3,109,839        500,000

   Deferred income taxes .........................     16,479,000     15,979,000

   Other current assets ..........................      1,029,373        359,472
                                                     ------------   ------------

           Total current assets ..................   $172,789,943   $168,183,254
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

   Land and land improvements ....................   $  3,237,875   $  3,701,400

   Buildings .....................................      8,532,621      9,740,487

   Furniture and fixtures ........................      2,604,400      2,611,166

   Shop and service equipment ....................      1,513,251      1,563,485

   Revenue equipment .............................    124,899,036    121,822,991
                                                     ------------   ------------

                                                     $140,787,183   $139,439,529

   Less accumulated depreciation & amortization ..     58,457,247     66,533,949
                                                     ------------   ------------

   Property and equipment, net ...................   $ 82,329,936   $ 72,905,580
                                                     ------------   ------------

   OTHER ASSETS ..................................   $  5,253,846   $  5,404,707
                                                     ------------   ------------

                                                     $260,373,725   $246,493,541
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     September 30   December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

   Accounts payable & accrued liabilities ........   $  7,853,276   $ 10,595,662

   Compensation & benefits .......................      5,416,630      4,225,023

   Income taxes payable ..........................      5,627,468      4,974,341

   Insurance accruals ............................     35,399,542     34,285,500

   Other .........................................      2,962,090      2,427,464
                                                     ------------   ------------

      Total current liabilities ..................   $ 57,259,006   $ 56,507,990
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................   $ 15,876,000   $ 15,146,000
                                                     ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred, $.01 par value; authorized
      5,000,000 shares; none issued ..............   $       --     $       --

   Common, $.01 par value; authorized
      395,000,000 shares; issued and outstanding
      25,366,582 in 2000 and
      26,460,251 in 1999 .........................        253,666        264,603

   Additional paid in capital ....................      6,608,170      6,608,170

   Retained earnings .............................    180,376,883    167,966,778
                                                     ------------   ------------

                                                     $187,238,719   $174,839,551
                                                     ------------   ------------

                                                     $260,373,725   $246,493,541
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three months ended                Nine months ended
                                                    September 30,                     September 30,

                                                2000             1999             2000             1999

OPERATING REVENUE .....................   $  68,107,430    $  65,350,697    $ 204,558,697    $ 194,542,137
                                          -------------    -------------    -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ..........   $  18,722,396    $  15,640,809    $  53,705,524    $  44,474,681

   Rent and purchased transportation ..      18,013,117       22,257,019       58,246,522       68,719,748

   Operations and maintenance .........      10,565,512        7,867,562       30,175,800       21,481,960

   Taxes and licenses .................       1,516,106        1,604,825        4,276,661        4,470,401

   Insurance and claims ...............       1,591,330        1,395,942        5,090,063        4,625,863

   Communications and utilities .......         774,854          659,183        2,169,272        1,966,512

   Depreciation .......................       4,143,218        3,913,127       11,902,708       12,037,282

   Other operating expenses ...........       1,685,214        1,364,868        4,740,272        4,476,752

   (Gain) on sale of fixed assets .....         (23,235)        (934,812)      (1,516,913)        (934,812)
                                          -------------    -------------    -------------    -------------

                                          $  56,988,512    $  53,768,523    $ 168,789,909    $ 161,318,387
                                          -------------    -------------    -------------    -------------

               Operating income .......   $  11,118,918    $  11,582,174    $  35,768,788    $  33,223,750

   Interest income ....................       1,592,934        1,543,826        4,244,938        4,542,147
                                          -------------    -------------    -------------    -------------

   Income before income taxes .........   $  12,711,852    $  13,126,000    $  40,013,726    $  37,765,897

   Federal and state income taxes .....       4,322,021        4,528,469       13,604,658       13,087,537
                                          -------------    -------------    -------------    -------------

   Net income .........................   $   8,389,831        8,597,531    $  26,409,068    $  24,678,360
                                          =============    =============    =============    =============

   Earnings per common share:

       Basic earnings per share .......   $        0.33    $        0.29    $        1.03    $        0.82
                                          =============    =============    =============    =============

   Basic weighted average shares
     outstanding ......................      25,366,582       30,000,000       25,598,089       30,000,000
                                          =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                      2000             1999
                                                 -------------    -------------
OPERATING ACTIVITIES
  Net Income ................................... $  26,409,068    $  24,678,360
  Adjustments to reconcile to net cash
  provided by operating activities:
     Depreciation and amortization .............    12,641,155       12,859,618
     Deferred income taxes .....................       230,000       (1,148,000)
     Gain on sale of fixed assets ..............    (1,516,913)        (913,618)
     Changes in certain working capital items:
        Trade receivables ......................    (3,294,077)      (1,954,500)
        Other current assets ...................      (669,901)      (1,176,410)
        Prepaid expenses .......................    (1,655,156)        (577,317)
        Accounts payable and accrued expenses ..     2,018,864        1,985,218
        Accrued income tax .....................       653,127        1,355,668
                                                 -------------    -------------
     Net cash provided by operating activities . $  34,816,167    $  35,109,019
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of prop. and equipment .... $   2,140,220    $   1,586,007
  Capital additions ............................   (24,026,206)     (14,490,375)
  Net sales of municipal bonds .................    (2,609,839)      (2,120,523)
  Other ........................................      (432,726)        (263,532)
                                                 -------------    -------------
  Net cash used in investing activities ........ $ (24,928,551)   $ (15,288,423)
                                                 -------------    -------------
FINANCING ACTIVITIES
  Repurchase of common stock ................... $ (14,009,900)   $        --
                                                 -------------    -------------
   Net cash used in financing activities ....... $ (14,009,900)   $        --
                                                 -------------    -------------
   Net increase (decrease) in cash and cash
     equivalents ............................... $  (4,122,284)   $  19,820,596

CASH AND CASH EQUIVALENTS
  Beginning of period ..........................   126,211,056      143,434,594
                                                 -------------    -------------
  End of period ................................ $ 122,088,772    $ 163,255,190
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
       Income taxes ............................ $  12,721,531    $  12,879,869
  Noncash investing activities:
       Book value of revenue equipment traded .. $   9,105,429    $   3,607,676

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

Note 2.   Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of interest earned exempt from federal taxes. Effective income tax expense approximated 34% in the three and nine months periods ended September 30, 2000. Effective income tax expense approximated 34.5% for the three months ended September 30, 1999 and 34.7% for the nine months ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion of the results of operations of the three and nine months periods ended September 30, 2000 compared with the same periods in 1999, and the changes in financial condition through the third quarter of 2000.

Results of Operations:

Three Months Ended September 30, 2000 and 1999

     Operating revenue increased $2.8 million (4.2%), to $68.1 million in the third quarter of 2000 from $65.3 million in the third quarter of 1999. The revenue increase was primarily attributable to increased freight rates, and fuel surcharges resulting from high diesel prices.

     Salaries, wages, and benefits increased $3.1 million (19.7%), to $18.7 million in the third quarter of 2000 from $15.6 million in the third quarter of 1999. As a percentage of revenue, salaries, wages and benefits increased to 27.5% in 2000 from 23.9% in 1999. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in June, 1999 and March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the third quarter of 2000, employee drivers accounted for 61% and independent contractors 39% of the total fleet miles, compared with 52% and 48%, respectively, in the third quarter of 1999. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the 1999 period.

     Rent and purchased transportation decreased $4.2 million (19.1%), to $18.0 million in the third quarter of 2000 from $22.2 million in the third quarter of 1999. As a percentage of revenue, rent and purchased transportation decreased to 26.4% in the third quarter of 2000 from 34.1% in the third quarter of 1999. This reflects the Company's decreased reliance upon independent contractors.
Independent contractors own their own tractors and are responsible for associated operating costs. Accordingly, the Company reimbursed independent contractors for the high cost of diesel prices experienced during the third quarter of 2000.

     Operations and maintenance increased $2.7 million (34.3%) to $10.6 million in the third quarter of 2000 from $7.9 million in the third quarter of 1999. As a percentage of revenue, operations and maintenance increased to 15.5% in 2000 from 12.0% 1999. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999 and the first nine months of 2000.

     Taxes and licenses decreased $0.1 million (5.5%), to $1.5 million in the third quarter of 2000 from $1.6 million in the third quarter of 1999. As a percentage of revenue, taxes and licenses decreased to 2.2% in 2000 from 2.5% in 1999. These decreases resulted from increased fleet utilization and efficient management of these costs.

     Insurance and claims increased $0.2 million (14.0%), to $1.6 million in the third quarter of 2000 from $1.4 million in the third quarter of 1999. As a percentage of revenue, insurance and claims increased to 2.3% in the third quarter of 2000 from 2.1% in the third quarter of 1999. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (17.5%), to $0.8 million in the 2000 period from $0.7 million in the 1999 period. As a percentage of revenue, communications and utilities increased to 1.1% in the third quarter of 2000 from 1.0% in third quarter of 1999.

     Depreciation increased $0.2 million (5.9%) to $4.1 million during the third quarter of 2000 from $3.9 million in the third quarter of 1999. As a percentage of revenue, depreciation increased to 6.1% of revenue during the third quarter of 2000 from 6.0% during the third quarter of 1999. The increase was primarily the result of increased company-owned tractors in the Company's fleet.

     Other operating expenses increased $0.3 million (23.5%) to $1.7 million during the third quarter of 2000 from $1.4 million in the third quarter of 1999. As a percentage of revenue, other operating expenses increased to 2.5% of revenue during the third quarter of 2000 from 2.1% during the third quarter of 1999. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income increased $0.1 million (3.2%) to $1.6 million during the third quarter of 2000 from $1.5 million in the third quarter of 1999.

     The Company's effective tax rate was 34.0% for the three month period ended September 30, 2000 and 34.5% in the 1999 period.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.7% during the third quarter of 2000 compared with 82.3% during the third quarter of 1999. Net income decreased $0.2 million (2.4%), to $8.4 million during the three months ended September 30, 2000 from $8.6 million in the 1999 period. The Company's operating ratio and net income for the 1999 period were positively impacted by a $0.9 million gain recognized on the sale of three properties.

Nine Months Ended September 30, 2000 and 1999

     Operating revenue increased $10.0 million (5.1%), to $204.5 million in the nine months ended September 30, 2000 from $194.5 million in the compared 1999 period. The revenue increase was primarily attributable to increased freight rates, and fuel surcharges resulting from high fuel prices.

     Salaries, wages, and benefits increased $9.2 million (20.8%), to $53.7 million in the nine months ended September 30, 2000 from $44.5 million in the compared 1999 period. As a percentage of revenue, salaries, wages and benefits increased to 26.3% in 2000 from 22.9% in 1999. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in June, 1999 and March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first nine months of 2000, employee drivers accounted for 58% and independent contractors 42% of the total fleet miles, compared with 50% and 50%, respectively, in the compared 1999 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 1999 period.

     Rent and purchased transportation decreased $10.5 million (15.2%), to $58.2 million in the first nine months of 2000 from $68.7 million in the 1999 period. As a percentage of revenue, rent and purchased transportation decreased to 28.5% in the 2000 period from 35.3% in the compared 1999 period. This reflects the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage. Additionally, the high cost of fuel experienced since the first quarter of 1999 has resulted in independent contractors leaving the industry. Independent contractors own their own tractors and are responsible for associated operating costs. Accordingly, the Company has reimbursed the independent contractors for high fuel prices incurred during the 2000 period.

     Operations and maintenance increased $8.7 million (40.5%) to $30.2 million in the nine months ended September 30, 2000 from $21.5 million in the compared 1999 period. As a percentage of revenue, operations and maintenance increased to 14.8% of revenue in the nine months ended September 30, 2000 from 11.0% during the compared 1999 period. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999 and in 2000.

     Taxes and licenses decreased $0.2 million (4.3%), to $4.3 million in the nine months ended September 30, 2000 from $4.5 million in the compared 1999 period. As a percentage of revenue, taxes and licenses decreased to 2.1% of revenue in the nine months ended September 30, 2000 from 2.3% during the compared 1999 period. These decreases resulted from increased fleet utilization and efficient management of these costs.

     Insurance and claims increased $0.5 million (10.0%), to $5.1 million in the nine months ended September 30, 2000 from $4.6 million in the compared 1999 period. As a percentage of revenue, insurance and claims increased to 2.5% in the nine months ended September 30, 2000 from 2.4% in the compared 1999 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.2 million (10.3%), to $2.2 million in the 2000 period from $2.0 million in 1999 period. As a percentage of revenue, communications and utilities increased to 1.1% in the nine months ended September 30, 2000 from 1.0% in the compared 1999 period.

     Depreciation decreased $0.1 million (1.1%) to $11.9 million during the nine months ended September 30, 2000 from $12.0 million in the compared 1999 period. As a percentage of revenue, depreciation decreased to 5.8% of revenue during the nine months ended September 30, 2000 from 6.2% during the compared 1999 period. The decrease resulted from the increase in the number of trailers in the Company's fleet becoming fully depreciated, and from the change in estimated salvage value on the Company's revenue equipment.

     Other operating expenses increased $0.2 million (5.9%) to $4.7 million during the nine months ended September 30, 2000 from $4.5 million during the compared 1999 period. As a percentage of revenue, other operating expenses was 2.3% for both periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income decreased $0.3 million (6.5%) to $4.2 million during the nine months ended September 30, 2000 from $4.5 million during the compared 1999 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower rate. The decrease is attributable to the repurchase of 4.6 million shares of the Company's common stock for $59.1 million in the fourth quarter of 1999 and first quarter of 2000, and a $9.5 million increase in capital expenditures.

     The Company's effective tax rate was 34.0% for the first nine months ended September 30, 2000 and 34.7% for the nine months ended September 30, 1999.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.5% during the nine months ended September 30, 2000 compared with 82.9% during the compared 1999 period. Net income increased $1.7 million (7.0%), to $26.4 million during the nine months ended September 30, 2000 from $24.7 million during the compared 1999 period. In addition, the net income for the 2000 period includes gains of $1.5 million from the sale of two properties. The 1999 period was positively impacted by the $0.9 million gain from the sale of three properties.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity at September 30, 2000, were funds provided by cash flow from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

     The Company expects to finance further growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.0 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the nine months ended September 30, 2000, the Company generated net cash flow from operations of $34.8 million. Net cash provided by and used in investing and financing activities included $24.0 million for capital expenditures, primarily revenue equipment and $14.0 million for the repurchase of 1,093,669 shares of the Company's outstanding common stock.

     Working capital at September 30, 2000 was $115.5 million, including $125.2 million in cash, cash equivalents, and investments. These investments generated $4.2 million in interest income (primarily tax-exempt) during the nine months ended September 30, 2000. The Company's policy is to purchase only investment quality, highly liquid investments.

Forward Looking Information

     Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates: the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholders reports, and public filings, as well as the factors explained in greater detail in the Company's annual report of Form 10-K.

                                     PART II

                                OTHER INFORMATION

     Item 1.           Legal Proceedings
                       Not applicable

     Item 2.           Changes in securities
                       Not applicable

     Item 3.           Defaults upon senior securities
                       Not applicable

     Item 4.           Submission of matters to a vote of security holders
                       Not applicable

     Item 5.           Other information
                       Not applicable

     Item 6.           Exhibits and reports on Form 8-K
                       None filed during the third quarter of 2000.

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

  10.1            Business Property Lease             Filed herewith.
                  between Russell A. Gerdin
                  as Lessor and the Company
                  as Lessee, regarding the
                  Company's headquarters at
                  2777 Heartland Drive
                  Coralville, Iowa 52241

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

                                                       HEARTLAND EXPRESS, INC.

                                              BY: /s/  John P. Cosaert
                                                       JOHN P. COSAERT
                                                       Vice-President
                                                       Finance and Treasurer

                      AMENDED AND RESTATED LEASE AGREEMENT

     THIS AGREEMENT, effective as of September 15, 2000, is a Lease Agreement by and between Russell A. Gerdin, a resident of Iowa ("Lessor") and Heartland Express, Inc. of Iowa, an Iowa corporation ("Lessee").

     THE PARTIES AGREE:

1. Description. The Lessor hereby leases to the Lessee the following described real estate and improvements, all located in the City of Coralville, State of Iowa (the "Property"):

     (a)    Office building at 2777 Heartland Drive;
     (b)    Office building at 2757 Heartland Drive; and
     (c)    Storage building at 2757 Heartland Drive (north of Office Building).

2. Term. The term of this Agreement shall be five (5) years from the 1st day of June 2000, to the 31st day of May 2005.

3. Rent. The Lessee shall pay to the Lessor as rent, at such address as the Lessor may from time to time designate in writing, the sum of $1,498,125.00 in monthly installments of $24,968.75, each payable in advance on the first day of each month commencing on the first day of the term of this Agreement.

4. Option to Renew Lease. The Lessee has the option to renew the lease at the end of the term for an additional five (5) years at the existing monthly rent plus a cost-of-living allowance.

5. Use. The Lessee shall use the Property for general office space and storage. The Lessee will not, without the written consent of the Lessor, use Property for any other purpose. The Lessee shall maintain the Property in compliance with all applicable federal, state, and local laws, rules, regulations, and ordinances (collectively, "Laws") including specifically Laws involving protection of the environment and worker safety. Lessee shall indemnify, defend, and hold Lessor harmless from and against any violation of Law as well as any liability arising from the use of or presence on the Property of employees, agents, invitees, or other person connected with Lessee.

6.   Lessee's Obligations. The Lessee shall:

     (a) Maintain, at Lessee's expense, the Property in good condition and repair, including windows but excluding the other exterior of the Property;

     (b) Pay from time to time, as the utility payments shall become due, all utility payments including water, gas, electricity, sewer, trash removal and similar payments;

     (c)  Pay all real estate taxes and special assessments levied against the
          Property:

     (d) Maintain, at Lessee's expense, general liability coverage and any liability coverage which Lessor may require as a result of the particular use of the Property; and

     (e) Maintain, at Lessee's expense, insurance with respect to the Property against loss by fire, lightning, and other perils covered by the standard all-risk endorsement, in an amount equal to at least 100% of the full replacement value thereof,with no deduction for depreciation, and shall maintain, at Lessee's expense, insurance against such other hazards and in such amounts as is customarily carried by operators of similar properties. Lessee shall name Lessor as an additional insured upon the policies.

7. Lessee's Improvements. The Lessee shall not make any improvements or alterations to the Property without submitting plans and specifications for such improvements or alterations to the Lessor and securing the Lessor's written consent. The Lessee shall pay all costs of such improvements and alterations, shall provide evidence of such payment to the Lessor upon request, and shall hold the Lessor harmless from any costs, liens, or damages. Any improvement constructed on the Property by the Lessee shall become the property of the Lessor upon the expiration of the term of this Agreement. Any trade fixtures installed by the Lessee may be removed by the Lessee upon the expiration of the term of this Agreement, but the Lessee shall repair any damage arising from the removal of such trade fixtures.

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

10. Condemnation. If all or a substantial portion of the Property shall be taken or condemned for any public use to purpose, so as to render the Property unsuitable for occupancy, this Agreement shall terminate on the date when possession shall by required for such use, or purpose, at the option of the Lessee, and the rent shall be prorated to the date of such termination. The award for such taking or condemnation shall be apportioned between the Lessor and the Lessee, and the Lessee shall be entitled to any portion of the award made for improvements constructed on the Property.

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

12. Remedies. Upon a default by the Lessee, the Lessor may reenter and recover possession of the Property with or without terminating this Agreement. If delivery of possession of the Property refused by the Lessee, the Lessor shall be entitled to the appointment of a receiver for the Property by any court of competent jurisdiction, as a matter of right, without regard to the solvency or insolvency of the Lessee, to collect the rents and profits from the Property and apply such rents and profits according to the orders of the court.

13. Termination. Upon termination of this Agreement, the Lessee shall deliver possession of the Property to the Lessor.

14. Miscellaneous. No waiver by the Lessor of a default by the Lessee shall be implied, and no express waiver shall be extended beyond the default and period specified. No term or condition of this Agreement shall be construed to have been waived by the Lessor, unless the Lessee shall have secured such waiver from Lessor in writing. The invalidity or unenforceability of any term or condition of the Agreement shall not prejudice the enforceability of any other term or condition.

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




LESSOR:                                          LESSEE:
                                                 Heartland Express, Inc. of Iowa


                                                 By:
Russell A. Gerdin                                Russell A. Gerdin, President