Form 10-K
period 2000-12-31
HEARTLAND EXPRESS INC
filed 2001-03-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the Fiscal Year Ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from_____________________To______________________.


Commission file number 0-15087

                             HEARTLAND EXPRESS, INC.

             (Exact name of registrant as specified in its charter)

          Nevada                                                93-0926999
(State or Other Jurisdiction                                 (I.R.S. Employer
     of Incorporation)                                      Identification No.)

       2777 Heartland Drive
         Coralville, Iowa                                          52241
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 15, 2001 was $281,643,713 (based upon $23.72 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 15, 2001 was 25,366,582.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2001 annual meeting of stockholders that will be filed no later than April 28, 2001.

                              Cross Reference Index

The following cross-reference index indicates that document and location of the information contained herein and incorporated by reference into the Form 10-K.


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

Item 8   Financial Statements and Supplementary Data   Page 13 and 16-26 herein

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure        Page 12 herein

                                    Part III

Item 10  Directors and Executive Officers of the
         Registrant                                    Pages 3 to 5 of
                                                         Proxy Statement

Item 11  Executive Compensation                        Pages 7 and 9 of
                                                         Proxy Statement

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                         Page 10 of Proxy
                                                         Statement

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

                                     PART I
ITEM 1. BUSINESS

General

     Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier based near Iowa City, Iowa. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the fourteen years from 1986 to 2000, Heartland has grown to $274.8 million in revenue from $21.6 million and net income has increased to $34.3 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

     In addition to internal growth, Heartland has completed four acquisitions since 1987. These acquisitions have enabled Heartland to solidify its position within historical regions, expand its customer base in the East and Northeast United States, and to pursue new customer relationships in new markets.

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns, directly or indirectly, all of the stock of Heartland Express Inc. of Iowa, Heartland Equipment, Inc., and A & M Express, Inc.

Operations

     Heartland's operations department focuses on the successful execution of customer expectations and providing consistent opportunity for the fleet of employee drivers and independent contractors, while maximizing equipment utilization. These objectives require a combined effort of marketing, regional operations managers, and fleet management.

     The Company's regional operations managers are responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the Company's freight with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and DOT compliance, customer needs and service requirements, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

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

     Serving the short-to-medium haul market (558-mile average length of haul in
2000) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates four specialized regional distribution operations near Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; and Jacksonville, Florida. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions. Dispatchers at the regional locations handle these operations, and the Company uses a centralized computer network and regular communication to achieve system-wide load coordination. The Company also utilizes its subsidiary, A & M Express, Inc., to service geographical regions from Kingsport, Tennessee and Decatur, Illinois.

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

Customers and Marketing

     The Company targets customers in its operating area that require multiple, time-sensitive shipments, including those employing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling. We believe Heartland's reputation for quality service, reliable equipment, and equipment availability makes it a core carrier to many of its customers.

     Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building additional service in the Company's primary traffic lanes will assist in controlling empty miles and enhancing driver "home time."

     The Company's 25, 10, and 5 largest customers accounted for 68%, 49%, and 35% of revenue, respectively, in 2000. The Company's primary customers include retailers, manufacturers, and third party logistics providers. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 16% of revenue in 2000. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 2000, Heartland employed 1,728 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. Management believes that a combined fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees.

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

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (558-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; and
Kingsport, Tennessee. The Company is leasing facilities in Carlisle, Pennsylvania; Decatur, Illinois; and Rochester, New York. A facility in Dubois, Pennsylvania is being leased to an unrelated third party. The Company sold closed facilities in Monmouth, Illinois and Forest Park, Georgia during 2000 to unrelated third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of securities holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDERS MATTERS

                           Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ from January 1, 1999 to December 31,2000.


                  Period                    High           Low
             Calendar Year 2000
                1st Quarter                $16.13         $12.63
                2nd Quarter                 19.38          13.88
                3rd Quarter                 18.69          15.75
                4th Quarter                 24.75          15.81

             Calendar Year 1999
                1st Quarter                $17.75         $13.00
                2nd Quarter                 16.63          13.00
                3rd Quarter                 17.88          13.38
                4th Quarter                 16.63          12.38


     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of March 15, 2001 the Company had 213 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

                                                            Year Ended December 31,
                                                    (in thousands, except per share data)
                                          2000         1999         1998         1997         1996
                                       ---------    ---------    ---------    ---------    ---------
Income Statement Data:
  Operating revenue ................   $ 274,827    $ 261,004    $ 263,489    $ 262,504    $ 229,011
                                       ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits.....      73,847       60,258       51,995       49,535       40,261
  Rent and purchased transportation.      75,191       90,337      100,089      101,169       93,961
  Operations and maintenance........      42,651       30,167       26,072       27,739       22,158
  Taxes and licenses................       5,952        5,935        6,150        6,049        5,693
  Insurance and claims..............       6,706        5,742        6,810       10,404        9,976
  Communications and utilities......       2,952        2,629        2,684        2,681        2,158
  Depreciation......................      16,285       16,216       18,108       16,752       13,571
  Other operating expenses..........       6,505        5,941        5,872        5,048        4,534
  (Gain) on sale of fixed assets....      (1,512)        (928)        (332)         (59)        (189)
                                       ---------    ---------    ---------    ---------    ---------
                                         228,577      216,297      217,448      219,318      192,123
                                       ---------    ---------    ---------    ---------    ---------
        Operating income                  46,250       44,707       46,041       43,186       36,888
Interest income, net................       5,726        5,953        4,896        3,782        2,839
                                       ---------    ---------    ---------    ---------    ---------
Income before income taxes..........      51,976       50,660       50,937       46,968       39,727
Income taxes........................      17,672       17,536       17,828       16,895       14,697
                                       ---------    ---------    ---------    ---------    ---------
Net income .........................   $  34,304    $  33,124    $  33,109    $  30,073    $  25,030
                                       =========    =========    =========    =========    =========
Basic weighted average shares
Outstanding.........................      25,540       29,360       30,000       30,000       30,000
                                       =========    =========    =========    =========    =========
Basic earnings per share ...........   $    1.34    $    1.13    $    1.10    $    1.00    $    0.83
                                       =========    =========    =========    =========    =========

Balance sheet data:
Net working capital ................   $ 118,506    $ 111,675    $ 127,989    $  82,170    $  69,845
Total assets .......................   $ 268,055    $ 246,494    $ 256,828    $ 225,467    $ 191,504
Long term debt .....................   $    --      $    --      $    --      $    --      $    --
Stockholders' equity ...............   $ 195,134    $ 174,840    $ 186,848    $ 153,739    $ 123,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                    2000       1999       1998
                                                   ------     ------     ------
Operating revenue............................      100.0%     100.0%     100.0%
                                                   ------     ------     ------
Operating expenses:
   Salaries, wages, and benefits ............       26.9%      23.1%      19.7%
   Rent and purchased transportation.........       27.4       34.6       38.0
   Operations and maintenance ...............       15.5       11.6        9.9
   Taxes and licenses .......................        2.2        2.3        2.3
   Insurance and claims .....................        2.4        2.2        2.6
   Communications and utilities .............        1.1        1.0        1.0
   Depreciation .............................        5.9        6.2        6.9
   Other operating expenses..................        2.4        2.3        2.2
   (Gain) on sale of fixed assets ...........       (0.6)      (0.4)      (0.1)
                                                   ------     ------     ------
   Total operating expenses..................       83.2%      82.9%      82.5%
                                                   ------     ------     ------
                Operating income ............       16.8%      17.1%      17.5%
Interest income, net ........................        2.1        2.3        1.9
                                                   ------     ------     ------
                Income before income taxes ..       18.9%      19.4%      19.4%
Federal and state income taxes ..............        6.4        6.7        6.8
                                                   ------     ------     ------
               Net income ...................       12.5%      12.7%      12.6%
                                                   ======     ======     ======

Results of Operations

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

     Operating revenue increased $13.8 million (5.3%), to $274.8 million in 2000 from $261.0 million in 1999, as a result of the Company's expansion of the customer base as well as increased volume from existing customers. Operating revenue was also positively impacted by fuel surcharges assessed to the customer base.

     Salaries, wages, and benefits increased $13.5 million (22.5%), to $73.8 million in 2000 from $60.3 million in 1999. As a percentage of revenue, salaries, wages, and benefits increased to 26.9% in 2000 from 23.1% in 1999. These increases are the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company has increased employee driver pay four times since September 1, 1998. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During 2000, employee drivers accounted for 60% and independent contractors 40% of the total fleet miles, compared with 51% and 49%, respectively, in 1999.

     Rent and purchased transportation decreased $15.1 million (16.8%), to $75.2 million in 2000 from $90.3 million in 1999. As a percentage of revenue, rent and purchased transportation decreased to 27.4% in 2000 from 34.6% in 1999. This reflected the Company's decreased reliance upon independent contractors. In addition, an increased industry demand for independent contractors has negated the Company's previous competitive advantage.

     Operations and maintenance increased $12.5 million (41.4%), to $42.7 million in 2000 from $30.2 million in 1999. As a percentage of revenue, operations and maintenance increased to 15.5% in 2000 from 11.6% in 1999. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet.

     Taxes and licenses increased $0.1 million (0.3%), to $6.0 million in 2000 from $5.9 million 1999. As a percentage of revenue, taxes and licenses decreased to 2.2% in 2000 from 2.3% in 1999.

     Insurance and claims increased $1.0 million (16.8%), to $6.7 million in 2000 from $5.7 million in 1999. As a percentage of revenue, insurance and claims increased to 2.4% in 2000 from 2.2% in 1999. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.4 million (12.3%), to $3.0 million in 2000 from $2.6 million in 1999. As a percentage of revenue, communications and utilities increased to 1.1% in 2000 from 1.0% in 1999.

     Depreciation increased $0.1 million (0.4%), to $16.3 million in 2000 from $16.2 million in 1999. As a percentage of revenue, depreciation decreased to 5.9% in 2000 from 6.2% in 1999. The decrease resulted from the increase in the number of trailers in the Company's fleet becoming fully depreciated.

     Other operating expenses increased $0.6 million (9.5%), to $6.5 million in 2000 from $5.9 million in 1999. As a percentage of revenue, other operating expenses increased to 2.4% in 2000 from 2.3% in 1999. Other operating expenses consists of pallet cost, driver recruiting expenses, and administrative costs.

     Primarily as a result of the foregoing, the Company's operating ratio increased to 83.2% in 2000 compared with 82.9% in 1999.

     Interest income (net) decreased $0.3 million (3.8%), to $5.7 million in 2000 from $6.0 million in 1999. The Company had $128.0 million in cash, cash equivalents, and investments at December 31, 2000 compared with $126.7 million at December 31, 1999. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 34.0% in 2000 and 34.6% in 1999.

     As a result of the foregoing, net income increased to $34.3 million in 2000 from $33.1 million in 1999. The net income for both periods was impacted by the gain from the sale of fixed assets, primarily real estate.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     Operating revenue decreased $2.5 million (0.9%), to $261.0 million in 1999 from $263.5 million in 1998. The Company's growth of operating revenues was curtailed by the industry-wide shortage of experienced employee drivers and independent contractors.

     Salaries, wages, and benefits increased $8.3 million (15.9%), to $60.3 million in 1999 from $52.0 million in 1998. As a percentage of revenue, salaries, wages, and benefits increase to 23.1% in 1999 from 19.7% in 1998. These increases are the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company has increased employee driver pay three times since September 1, 1998. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During 1999, employee drivers accounted for 51% and independent contractors 49% of the total fleet miles, compared with 45% and 55%, respectively, in 1998.

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

     Operations and maintenance increased $4.1 million (15.7%), to $30.2 million in 1999 from $26.1 million in 1998. As a percentage of revenue, operations and maintenance decreased to 11.6% in 1999 from 9.9% in 1998. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet. The fuel cost per gallon steadily increased after the first quarter of 1999 with heavy increases experienced in the fourth quarter of 1999.

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

     Primarily as a result of the foregoing, the Company's operating ratio was 82.9% in 1999 compared with 82.5% in 1998.

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

     The Company's effective tax rate was 34.6% in 1999 and 35% in 1998. This decrease is primarily attributable to the increase in tax-exempt interest earned.

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

     Cash and cash equivalents and investments increased to $128.0 million as of December 31, 2000 from $126.7 million at December 31, 1999. The Company's policy is to purchase only high quality liquid investments. Cash equivalents and investments primarily consist of municipal demand bonds and municipal demand bond funds.

     Net cash provided by operations was $49.9 million in 2000, $45.6 million in 1999, and $52.7 million in 1998. The primary source of funds in 2000 was net income of $34.3 million increased by non-cash adjustments, including depreciation and amortization of $17.2 million.

     Net investing activities consumed $34.1 million in 2000 and $17.7 million in 1999, and generated $14.5 million in 1998. The primary use of cash in 2000 was $36.3 million for capital expenditures, including revenue equipment. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.

     Net cash used in financing activities was $14.0 million in 2000, $45.1 million in 1999, and none in 1998. The 2000 financing activity was comprised solely of the repurchase of approximately 1.1 million shares of the Company's common stock.

     Trade receivables increased to $24.9 million as of December 31, 2000 from $23.5 million as of December 31, 1999 primarily due to a 5.7% increase in fourth quarter operating revenue. Cash paid for income taxes decreased to $16.5 million in 2000 from $16.6 million in 1999. Lower income taxes on a cash basis are primarily due to increased interest income exempt from federal taxes.

     Insurance accruals increased to $35.7 million as of December 31, 2000 from $34.3 million as of December 31, 1999. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance retention for the first $500,000 per claim. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimate of future claims development based on historical claim development trends. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

     The Company has one customer who accounted for more than 10% of the Company's revenue for the year ended December 31, 2000. As disclosed in footnote two to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 2000, the Company's largest customer generated approximately 16% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long term debt at December 31, 2000 and $128.0 million in cash and cash equivalents) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.

     Based on the Company's strong financial position (current ratio of 3.1 and no debt), management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with growth plans.

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.

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


Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133, as amended, requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings.

If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The Company has completed its analysis of Statement 133 and does not expect adoption as of January 1, 2001 to have a material effect on results of operations or financial position.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2000 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of December 31, 2000 and therefore, has no market risk related to debt.

     The Company does not engage in fuel hedging with financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 17 to 27 of this report. Selected quarterly data is contained at page 27. Such information is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  respecting  executive  officers,  directors,  and director nominee, set forth under the caption "Election of Directors-Information Concerning Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 6 of the registrant's proxy statement relating to its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K report, the Proxy Statement is not being filed as a part hereof.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements and Schedules

             The Company's audited  financial  statements are set forth on the following pages of this report:
                                                                           Page
Report of Independent Public Accountants.................................   17
Consolidated Balance Sheets..............................................   18
Consolidated Statements of Operations....................................   19
Consolidated Statements of Stockholders' Equity..........................   20
Consolidated Statements of Cash Flows....................................   21
Notes to Consolidated Financial Statements...............................  22-27

(a) 2.   Financial Statement Schedule

                                                                           Page
Valuation and Qualifying Accounts and Reserves...........................   27

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

   9.1       Voting Trust Agreement dated   Incorporated by reference to the
             June 6, 1997 between Larry     Company's Form 10-K for the year
             Crouse as trustee under the    ended December 31, 1997. Commission
             Gerdin Educational Trusts      file no. 0-15087.
             and Larry Crouse voting
             trustee.

  10.1       Business Property Lease        Incorporated by reference to the
             between Russell A. Gerdin      Company's Form 10-Q for the quarter
             as Lessor and the Company      ended September 30, 2000. Commission
             as Lessee, regarding the       file no. 0-15087.
             Company's headquarters at
             2777 Heartland Drive,
             Coralville, Iowa 52241

  10.2       Form of Independent            Incorporated by reference to the
             Contractor Operating           Company's Form 10-K for the year
             Agreement between the          ended December 31, 1993.  Commission
             Company and its independent    file no. 0-15087.
             contractor providers of
             tractors.

  10.3       Description of Key Management  Incorporated by reference to the
             Deferred Incentive Compen-     Company's Form 10-K for the year
             sation Arrangement.            ended December 31, 1993. Commission
                                            file no. 0-15087.

   21        Subsidiaries of the
             Registrant                     Filed herewith.

   27        Financial Data Schedule        Filed herewith.

                                   SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HEARTLAND EXPRESS, INC.

Date: March 26, 2001                            By:   /s/ Russell A. Gerdin
                                                       Russell A. Gerdin
                                                    President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  Signature                              Title                         Date

/s/ Russell A. Gerdin    Chairman, President and Chief Executive
Russell A. Gerdin        Officer (Principal Executive Officer),
                         Secretary                               March  26, 2001

/s/ John P. Cosaert      Vice President of Finance (Principal
John P. Cosaert          Financial Officer and Principal
                         Accounting Officer) and Treasurer       March  26, 2001

/s/ Richard O. Jacobson  Director
Richard O.Jacobson                                               March  26, 2001

/s/ Michael J. Gerdin    Director
Michael J. Gerdin                                                March  26, 2001

/s/ Benjamin J. Allen    Director
Benjamin J. Allen                                                March  26, 2001

/s/ Lawrence D. Crouse   Director
Lawrence D. Crouse                                               March  26, 2001

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 19, 2001

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ----------------------------
                     ASSETS                              2000           1999
                                                    ------------   -------------
CURRENT ASSETS
  Cash and cash equivalents .....................    $128,027,076   $126,211,056
  Trade receivable, less allowance:
     $402,812 at both 2000 and 1999 .............      24,954,681     23,478,708
  Prepaid tires and tubes .......................       3,780,644      1,655,018
  Investments ...................................            --          500,000
  Deferred income taxes .........................      16,846,000     15,979,000
  Other current assets ..........................         328,273        359,472
                                                     ------------   ------------
     Total current assets .......................     173,936,674    168,183,254
                                                     ------------   ------------
PROPERTY AND EQUIPMENT
  Land and land improvements ....................       3,237,875      3,701,400
  Buildings .....................................       8,532,621      9,740,487
  Furniture and fixtures ........................       2,604,400      2,611,166
  Shop and service equipment ....................       1,459,862      1,563,485
  Revenue equipment .............................     129,572,317    121,822,991
                                                     ------------   ------------
                                                      145,407,075    139,439,529
  Less accumulated depreciation..................      56,329,103     66,533,949
                                                     ------------   ------------
  Property and equipment, net....................      89,077,972     72,905,580
                                                     ------------   ------------
OTHER ASSETS ....................................       5,040,358      5,404,707
                                                     ------------   ------------
                                                     $268,055,004   $246,493,541
                                                     ============   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities ......    $  6,712,053   $ 10,595,662
  Compensation and benefits .....................       5,132,589      4,225,023
  Income taxes payable ..........................       4,618,882      4,974,341
  Insurance accruals ............................      35,657,944     34,285,500
  Other accruals ................................       3,308,925      2,427,464
                                                     ------------   ------------
    Total current liabilities ...................      55,430,393     56,507,990
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................     17,491,000     15,146,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, par value  $.01; authorized
  5,000,000 shares; none issued ..................           --             --
  Common stock, par value $.01; authorized
  395,000,000 shares; issued and outstanding
  25,366,582 in 2000 and 26,460,251 in 1999 ......        253,666        264,603
  Additional paid-in capital .....................      6,608,170      6,608,170
  Retained earnings ..............................    188,271,775    167,966,778
                                                     ------------   ------------
                                                      195,133,611    174,839,551
                                                     ------------   ------------

                                                     $268,055,004   $246,493,541
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                   ---------------------------------------------
                                       2000             1999            1998
                                   -------------   -------------   -------------
Operating revenue ..............   $ 274,827,551   $ 261,004,122  $ 263,489,156
                                   -------------   -------------   -------------

Operating expenses:
  Salaries, wages, and benefits       73,846,541      60,258,431     51,994,959
   Rent and purchased
     transportation ............      75,190,893      90,337,083    100,089,165
   Operations and maintenance ..      42,650,757      30,167,446     26,072,323
   Taxes and licenses ..........       5,952,448       5,934,644      6,150,407
   Insurance and claims ........       6,706,247       5,742,167      6,809,819
   Communications and utilities        2,952,394       2,628,494      2,684,310
   Depreciation ................      16,284,550      16,215,587     18,107,708
   Other operating expenses ....       6,505,174       5,941,411      5,871,671
   Gain on sale of fixed assets       (1,511,587)       (927,548)      (332,255)
                                   -------------   -------------   -------------
                                     228,577,417     216,297,715    217,448,107
                                   -------------   -------------   -------------

   Operating income ............      46,250,134      44,706,407     46,041,049
Interest income ................       5,725,551       5,952,741      4,895,651
                                   -------------   -------------   -------------
   Income before income taxes ..      51,975,685      50,659,148     50,936,700
Income taxes ...................      17,671,725      17,535,710     17,827,847
                                   -------------   -------------   -------------

   Net income ..................   $  34,303,960   $  33,123,438   $ 33,108,853
                                   =============   =============   =============

Basic earnings per share .......   $        1.34   $        1.13   $       1.10
                                   =============   =============   =============


Basic weighted average shares
outstanding ....................      25,539,896      29,359,936     30,000,000
                                   =============   =============   =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Capital       Additional
                                  Stock,         Paid-In         Retained
                                 Common          Capital         Earnings         Total
                             -------------    -------------   -------------    -------------
Balance, December 31, 1997   $     300,000    $   6,608,170   $ 146,830,890    $ 153,739,060
Net income ...............            --               --        33,108,853       33,108,853
                             -------------    -------------   -------------    -------------
Balance, December 31, 1998         300,000      6,608,170 #   179,939,743 #      186,847,913
Repurchase of common stock         (35,397)            --       (45,096,403)     (45,131,800)
Net income ...............            --               --        33,123,438       33,123,438
                             -------------    -------------   -------------    -------------
Balance, December 31, 1999         264,603        6,608,170     167,966,778      174,839,551
Repurchase of common stock         (10,937)            --       (13,998,963)     (14,009,900)
Net income ...............            --               --        34,303,960       34,303,960
                             -------------    -------------   -------------    -------------
Balance, December 31, 2000   $     253,666    $   6,608,170   $ 188,271,775    $ 195,133,611
                             =============    =============   =============    =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                              ----------------------------------------------
                                                                   2000            1999            1998
                                                              --------------  --------------  --------------
OPERATING ACTIVITIES
Net income ...............................................   $  34,303,960    $  33,123,438    $  33,108,853
Adjustments to reconcile to net cash provided by operating
   activities:
   Depreciation and amortization .........................      17,217,526       17,312,033       19,227,213
   Deferred income taxes .................................       1,478,000         (467,000)        (426,000)
   Gain on sale of fixed assets ..........................      (1,511,587)        (906,600)        (272,893)
   Changes in certain working capital items:
     Trade receivable ....................................      (1,475,973)      (2,087,502)       2,856,101
     Prepaids ............................................      (2,125,626)        (851,922)         502,214
     Other current assets ................................          31,199          (53,330)        (769,666)
     Accounts payable and accrued expenses ...............       2,349,670       (1,851,091)        (844,817)
     Accrued income taxes ................................        (355,459)       1,395,840         (645,649)
                                                             -------------    -------------    -------------
Net cash provided by operating activities ................      49,911,710       45,613,866       52,735,356
                                                             -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment .............       2,163,324        1,585,623          483,668
Capital additions ........................................     (36,335,347)     (18,613,595)      (5,511,705)
Net maturities (purchases) of municipal bonds ............         500,000         (500,000)      19,769,765
Other ....................................................        (413,767)        (177,632)        (282,912)
                                                             -------------    -------------    -------------
Net cash provided (used in) by investing activities ......     (34,085,790)     (17,705,604)      14,458,816
                                                             -------------    -------------    -------------
FINANCING ACTIVITIES
Repurchase of common stock ...............................     (14,009,900)     (45,131,800)            --
                                                             -------------    -------------    -------------
Net cash used in financing activities ....................     (14,009,900)     (45,131,800)            --
                                                             -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents .....       1,816,020      (17,223,538)      67,194,172
CASH AND CASH EQUIVALENTS
Beginning of year ........................................     126,211,056      143,434,594       76,240,422
                                                             -------------    -------------    -------------
End of year ..............................................   $ 128,027,076    $ 126,211,056    $ 143,434,594
                                                             =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes ..........................................   $  16,549,184    $  16,606,870    $  18,899,496
Noncash investing activities:
   Book value of revenue equipment traded ................   $  12,202,753    $   4,868,860    $   9,658,636

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

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. Trailers are depreciated to a salvage value of up to 30% based upon when they were put in service. Historically, we have assumed no salvage value for tractors. For revenue equipment purchased after January 1, 2000 the trailers are depreciated with a $6,000 salvage value and the tractors with a $15,000 salvage value. Lives of the assets are as follows:

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


Note 2.  Concentrations of Credit Risk and Major Customers

The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 35%, 34%, and 35% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2000, 1999 and 1998. Annual revenues for this customer were $43.0 million, $37.0 million, and $37.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Deferred tax assets and liabilities as of December 31 are as follows:

                                                              2000              1999
                                                          ------------    ------------
Deferred income tax liabilities,
  related to property and equipment ...                   $ 17,491,000    $ 15,146,000
                                                          ============    ============
Deferred income tax assets:
   Allowance for doubtful accounts ....                   $    153,000    $    153,000
   Accrued expenses ...................                      2,219,000       1,999,000
   Insurance accruals .................                     13,262,000      12,724,000
   Other ..............................                      1,212,000       1,103,000
                                                          ------------    ------------
   Deferred income tax assets .........                   $ 16,846,000    $ 15,979,000
                                                          ============    ============

The income tax provision is as follows:

                                              2000            1999            1998
                                          ------------    ------------    ------------
Current income taxes:
Federal ...............................   $ 14,846,728    $ 17,008,402    $ 16,983,674
State .................................      1,346,997         994,308       1,270,173
                                          ------------    ------------    ------------
                                          $ 16,193,725    $ 18,002,710    $ 18,253,847
                                          ------------    ------------    ------------
Deferred income taxes:
Federal ...............................   $  1,574,000    $   (448,320)   $   (408,960)
State .................................        (96,000)        (18,680)        (17,040)
                                          ------------    ------------    ------------
                                          $  1,478,000    $   (467,000)   $   (426,000)
                                          ------------    ------------    ------------
Total .................................   $ 17,671,725    $ 17,535,710    $ 17,827,847
                                          ============    ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                                    2000           1999            1998
                                               ------------    ------------    ------------

Federal tax at statutory rate (35%)            $ 18,191,490    $ 17,730,702    $ 17,827,845
State taxes, net of federal benefit                 876,000         646,000         826,000
Non-taxable interest income                      (1,725,000)     (1,545,000)     (1,398,000)
Other                                               329,235         704,008         572,002
                                               ------------    ------------    ------------
                                               $ 17,671,725    $ 17,535,710    $ 17,827,847
                                               ============    ============    ============


Note 4.  Related Party Transactions

The Company leases two office buildings and a storage building from its president under a lease which provided for monthly rentals of $24,969 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2005 and contains a five-year renewal option.

The total minimum rental commitment under the building lease is as follows:

                            Year Ending December 31:

                            2001         $   299,625
                            2002         $   299,625
                            2003         $   299,625
                            2004         $   299,625
                            2005         $   124,844
                                         -----------
                                         $ 1,323,344
                                         ===========

Rent expense paid to the Company's president totaled $292,281 for the year ended December 31, 2000 and $282,000 for the years ended December 31, 1999, and 1998. The Company also maintains cash accounts with a bank owned by the Company's president.

Note 5.  Accident and Workers' Compensation Claims

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

The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $5.7 million in connection with its liability and workers' compensation insurance arrangements.

Note 6.  Stockholders' Equity

On October 26, 1999 the Company purchased 3,539,749 shares of its common stock for $45,131,800 and 1,093,669 shares of its common stock for $14,009,900 on February 28, 2000. The shares have been reported as retired in the accompanying financial statements.

Note 7.  Profit Sharing Plan and Retirement Plan

The Company has a profit sharing plan with 401(k) plan features whereby the Company may make contributions to the plan at its discretion. Individual employees may make voluntary contributions to the plan. Company contributions totaled $255,000, $501,000, and $675,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Commitments and Contingencies

Various  claims  and  legal  actions  are  pending   against  the  Company.   In
management's opinion, the resolution of these matters will not materially impact the Company's financial condition or results of operations.

Note 9.  Quarterly Financial Information (Unaudited)

                                            First    Second     Third     Fourth
                                           -------   -------   -------   -------
                                           (In Thousands, Except Per Share Data)
Year ended December 31, 2000
   Operating revenue ................      $67,190   $69,262   $68,107   $70,269
   Operating income .................       12,529    12,121    11,119    10,481
   Income before income taxes........       13,852    13,450    12,712    11,962
   Net income .......................        9,142     8,877     8,390     7,895
   Basic earnings per share .........         0.35      0.35      0.33      0.31

Year end December 31, 1999
   Operating revenue ................      $63,097   $66,094   $65,351   $66,462
   Operating income .................       10,159    11,483    11,582    11,483
   Income before income taxes........       11,638    13,002    13,126    12,893
   Net income .......................        7,564     8,517     8,598     8,445
   Basic earnings per share .........         0.25      0.28      0.29      0.31

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            Column A                 Column B         Column C        Column D  Column E
--------------------------------    ----------  -------------------  ---------- ---------
                                                     Charges To
                                                -------------------
                                     Balance At  Cost                            Balance
                                     Beginning    And       Other                At End
           Description               of Period  Expense    Accounts  Deductions of Period
--------------------------------     --------   --------   --------  ---------- ---------
Allowance for doubtful accounts:
Year ended December 31, 2000         $402,812   $251,555   $  --     $251,555   $402,812

Year ended December 31, 1999         $402,812   $  4,147   $  --     $  4,147   $402,812

Year ended December 31, 1998         $491,971   $ 37,078   $  --     $126,237   $402,812

                                 Exhibit No. 21

                         Subsidiaries of the Registrant


            Heartland Express, Inc.                     Parent

            A & M Express, Inc.                         Subsidiary

            Heartland Equipment, Inc.                   Subsidiary

            Heartland Express, Inc. of Iowa             Subsidiary