Form 10-Q
period 2001-03-31
HEARTLAND EXPRESS INC
filed 2001-05-10
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     March 31, 2001               Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                        93-0926999
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


2777 Heartland Drive, Coralville, Iowa                       52241
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code   (319)545-2728

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

At March 31, 2001, there were 25,366,582 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                      Page
                                                                     Number
Item 1.           Financial statements

                  Consolidated Balance Sheets
                     March 31, 2001 (unaudited) and
                     December 31, 2000                                2 - 3
                  Consolidated Statements of Income
                     (unaudited) for the three months
                     ended March 31, 2001 and 2000                      4
                  Consolidated Statements of Cash Flows
                     (unaudited) for the three months ended
                     March 31, 2001 and 2000                            5
                  Notes to Financial Statements                         6

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                       6 - 9


Item 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                                  9


                                     PART II

                                OTHER INFORMATION


Item 1.           Legal proceedings                                    10

Item 2.           Changes in securities                                10

Item 3.           Defaults upon senior securities                      10

Item 4.           Submission of matters to a vote of                   10
                  security holders

Item 5.           Other information                                    10

Item 6.           Exhibits and reports on Form 8-K                   10 - 12

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                       March 31,    December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

      Cash and cash equivalents .................... $130,782,657   $128,027,076

      Trade receivable, less allowance:
      $402,812 at both 2001 and 2000 ...............   29,222,254     24,954,681

      Prepaid tires ................................    4,276,940      3,780,644

      Investments ..................................    2,045,270           --

      Deferred income taxes ........................   16,959,000     16,846,000

      Other current assets .........................    2,150,299        328,273
                                                     ------------   ------------

             Total current assets .................. $185,436,420   $173,936,674
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

      Land and land improvements ................... $  3,237,875   $  3,237,875

      Buildings ....................................    8,532,621      8,532,621

      Furniture and fixtures .......................    2,602,090      2,604,400

      Shop and service equipment ...................    1,455,355      1,459,862

      Revenue equipment ............................  127,709,608    129,572,317
                                                     ------------   ------------

                                                     $143,537,549   $145,407,075

      Less accumulated depreciation and
         amortization ..............................   50,620,005     56,329,103
                                                     ------------   ------------

      Property and equipment, net .................. $ 92,917,544   $ 89,077,972
                                                     ------------   ------------

OTHER ASSETS ....................................... $  4,931,527   $  5,040,358
                                                     ------------   ------------

                                                     $283,285,491   $268,055,004
                                                     ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

      Accounts payable and accrued liabilities ..... $  7,894,821   $  6,712,053

      Compensation and benefits ....................    5,664,381      5,132,589

      Income taxes payable .........................    8,844,422      4,618,882

      Insurance accruals ...........................   35,599,201     35,657,944

      Other accruals ...............................    3,321,017      3,308,925
                                                     ------------   ------------

             Total current liabilities ............. $ 61,323,842   $ 55,430,393
                                                     ------------   ------------

DEFERRED INCOME TAXES ..............................   17,899,000     17,491,000
                                                     ------------   ------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Capital Stock:

      Preferred, $.01 par value; authorized
             5,000,000 shares; none issued ......... $       --     $       --

      Common, $.01 par value; authorized
             395,000,000 shares; issued and
             outstanding 25,366,582 in 2001 and 2000      253,666        253,666

      Additional paid-in capital ...................    6,608,170      6,608,170

      Retained earnings ............................  197,200,813    188,271,775
                                                     ------------   ------------

                                                     $204,062,649   $195,133,611
                                                     ------------   ------------

                                                     $283,285,491   $268,055,004
                                                     ============   ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                        2001            2000
                                                    ------------    ------------

OPERATING REVENUE .................................$ 71,923,347    $ 67,189,786
                                                   ------------    ------------

OPERATING EXPENSES:

      Salaries, wages, and benefits ...............$ 21,251,332    $ 16,578,699

      Rent and purchased transportation ...........  16,879,169      20,640,115

      Operations and maintenance ..................  12,061,535       9,624,698

      Taxes and licenses ..........................   1,385,155       1,305,330

      Insurance and claims ........................   1,681,071       1,976,441

      Communications and utilities ................     832,184         704,214

      Depreciation ................................   4,183,579       3,867,218

      Other operating expenses ....................   1,534,166       1,457,438

      (Gain) on sale of fixed assets ..............     (44,881)     (1,493,478)
                                                   ------------    ------------

                                                   $ 59,763,310    $ 54,660,675
                                                   ------------    ------------

             Operating income .....................$ 12,160,037    $ 12,529,111

      Interest income .............................   1,368,807       1,322,885
                                                   ------------    ------------

      Income before income taxes ..................$ 13,528,844    $ 13,851,996

      Federal and state income taxes ..............   4,599,806       4,709,679
                                                   ------------    ------------

      Net income ..................................$  8,929,038    $  9,142,317
                                                   ============    ============

      Earnings per common share:

         Basic earnings per share .................$       0.35    $       0.35
                                                   ============    ============

      Basic weighted average shares outstanding ...  25,366,582      26,063,646
                                                   ============    ============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                            March 31,
                                                      2001             2000
                                                 -------------    -------------
OPERATING ACTIVITIES
      Net income ................................$   8,929,038    $   9,142,317
      Adjustments to reconcile to net cash
      provided by operating activities:
        Depreciation and amortization ...........    4,378,108        4,141,329
        Deferred income taxes ...................      295,000         (174,000)
        Gain on sale of fixed assets ............      (44,881)      (1,493,478)
        Changes in certain working capital items:
          Trade receivables .....................   (4,267,573)      (1,709,182)
          Other current assets ..................   (1,656,715)      (1,933,688)
          Prepaid expenses ......................     (496,296)        (355,984)
          Accounts payable and accrued expenses .      206,903        1,890,567
          Accrued income taxes ..................    4,225,540        4,708,296
                                                 -------------    -------------
      Net cash provided by operating activities .$  11,569,124    $  14,216,177
                                                 -------------    -------------
INVESTING ACTIVITIES
      Proceeds from sale of property and
      equipment .................................      182,795        2,121,520
      Purchase of property and equipment ........   (6,865,370)      (4,295,696)
      Purchase of municpal bonds ................   (2,045,270)      (6,126,524)
      Other .....................................      (85,698)          17,489
                                                 -------------    -------------
      Net cash (used) in investing activities ...$  (8,813,543)   $  (8,283,211)
                                                 -------------    -------------
FINANCING ACTIVITIES
      Repurchase of common stock ................$        --      $ (14,009,900)
                                                 -------------    -------------
      Net increase (decrease) in cash and cash
      equivalents ...............................$   2,755,581    $  (8,076,934)

CASH AND CASH EQUIVALENTS
      Beginning of year .........................  128,027,076      126,211,056
                                                 -------------    -------------
      End of quarter ............................$ 130,782,657    $ 118,134,122
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
      Cash paid during the period for:
             Income taxes .......................$      79,266    $     175,383
      Noncash investing activities:
             Book value of revenue equipment
             traded .............................$   4,486,321    $   2,138,161

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and certain nonrecurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

Note 2.  Income Taxes

     Income taxes for the three month period ended March 31, 2001 are based on the Company's estimated effective tax rates. The rate for the three months ended March 31, 2001 and 2000 was 34%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates: the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers, competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholders reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                            Three months Ended
                                                                 March 31,
                                                              2001       2000
                                                             ------     ------
Operating revenue .....................................      100.0%     100.0%
                                                             ------     ------
Operating expenses:
              Salaries, wages, and benefits ...........       29.6%      24.7%
              Rent and purchased transportation .......       23.5       30.7
              Operations and maintenance ..............       16.8       14.3
              Taxes and licenses ......................        1.9        1.9
              Insurance and claims ....................        2.3        2.9
              Communications and utilities ............        1.2        1.1
              Depreciation ............................        5.8        5.8
              Other operating .........................        2.1        2.2
              expenses
              (Gain) on sale of fixed assets ..........       (0.1)      (2.2)
                                                             ------     ------
              Total operating .........................       83.1%      81.4%
              expenses
                                                             ------     ------
                                Operating income ......       16.9%      18.6%
Interest income .......................................        1.9        2.0
                                                             ------     ------
               Income before income taxes .............       18.8%      20.6%
Federal and state income taxes ........................        6.4        7.0
                                                             ------     ------
               Net income .............................       12.4%      13.6%
                                                             ======     ======


     The following is a discussion of the results of operations of the quarter ended March 31, 2001 compared with the same period in 2000, and the changes in financial condition through the first quarter of 2001.

     Operating revenue increased $4.7 million (7.0%), to $71.9 million in the first quarter of 2001 from $67.2 million in the first quarter of 2000. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $4.7 million (28.2%), to $21.3 million in the first quarter of 2001 from $16.6 million in the first quarter of 2000. As a percentage of revenue, salaries, wages and benefits increased to 29.6% in 2001 from 24.7% in 2000. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in March, 2000. The increase in employee driver miles was attributable to internal growth in the company owned tractor fleet. During the first quarter of 2001, employee drivers accounted for 67% and independent contractors 33% of the total fleet miles, compared with 55% and 45%, respectively, in the first quarter of 2000.

     Rent and purchased transportation decreased $3.7 million (18.2%), to $16.9 million in the first quarter of 2001 from $20.6 million in the first quarter of 2000. As a percentage of revenue, rent and purchased transportation decreased to 23.5% in the first quarter of 2001 from 30.7% in the first quarter of 2000. This reflects the Company's decreased reliance upon independent contractors. In addition, the extended period of high fuel prices has resulted in a reduction of the number of available independent contractors in the industry.

     Operations and maintenance increased $2.4 million (25.3%) to $12.0 million in the first quarter of 2001 from $9.6 million in the first quarter of 2000. As a percentage of revenue, operations and maintenance increased to 16.8% in the first quarter of 2001 from 14.3% during the first quarter of 2000. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet.

     Taxes and licenses increased $0.1 million (6.1%), to $1.4 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. As a percentage of revenue, taxes and licenses remained constant at 1.9% in 2001 and in 2000.

     Insurance and claims decreased $0.3 million (14.9%), to $1.7 million in the first quarter of 2001 from $2.0 million in the first quarter of 2000. As a percentage of revenue, insurance and claims decreased to 2.3% in the first quarter of 2001 from 2.9% in the first quarter of 2000. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (18.2%), to $0.8 million in 2001 from $0.7 million in 2000. As a percentage of revenue, communications and utilities increased to 1.2% in the first quarter of 2001 from 1.0% in the first quarter of 2000.

     Depreciation increased $0.3 million (8.2%) to $4.2 million during the first quarter of 2001 from $3.9 million in the first quarter of 2000. As a percentage of revenue, depreciation remained constant at 5.8% in 2001 and in 2000.

     Other operating expenses increased $0.1 million (5.3%) to $1.5 million during the first quarter of 2001 from $1.4 million during the first quarter 2000. As a percentage of revenue, other operating expenses decreased to 2.1% in the first quarter of 2001 from 2.2% in the first quarter of 2000. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income increased $0.1 (3.5%) to $1.4 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 34.0% for both the three month periods ended March 31, 2001 and 2000.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.1% during the first quarter of 2001 compared with 81.4% during the first quarter of 2000. Net income decreased $0.2 million (2.3%), to $8.9 million during the first quarter of 2001 from $9.1 million during the first quarter of 2000. The operating ratio and net income for the first quarter of 2000 was positively impacted by a $1.5 million gain on sale of fixed assets, primarily real estate.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary sources of liquidity at March 31, 2001, were funds provided by cash flows from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

     The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.0 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the three months ended March 31, 2001, the Company generated net cash flow from operations of $11.6 million. Net cash used in investing and financing activities included $6.9 million for capital expenditures, primarily revenue equipment.

     Working capital at March 31, 2001 was $124.1 million, including $132.8 million in cash, cash equivalents, and investments. These investments generated $1.3 million in interest income (primarily tax-exempt) during the three months ended March 31, 2001. The Company's policy is to purchase only investment quality, highly liquid investments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2001 have an original maturity of three months of less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of March 31, 2001 and therefore, has no market risk related to debt.

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

     Item 1.           Legal proceedings
                       Not applicable

     Item 2.           Changes in securities
                       Not applicable

     Item 3.           Defaults upon senior securities
                       Not applicable

     Item 4.           Submission of matters to a vote of security holders
                       Not applicable

     Item 5.           Other information
                       Not applicable

     Item 6.           Exhibits and reports on Form 8-K
                       No Form 8-K filings during the first quarter of 2001.



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

  10.1             Business Property Lease                Incorporated by
                   between Russell A. Gerdin              Reference to the
                   as Lessor and the Company              Company's Form 10-Q
                   as Lessee, regarding the               for the quarter ended
                   Company's headquarters at              September 30, 2000.
                   2777 Heartland Drive,                  Commission file no.
                   Coralville, Iowa 52241                 0-15087.


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

   21              Subsidiaries of the                    Incorporated by
                   Registrant                             Reference to the
                                                          Company's Form 10-K
                                                          for the year ended
                                                          December 31, 2000.
                                                          Commission file no.
                                                          0-15087.

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