Form 10-Q
period 2001-06-30
HEARTLAND EXPRESS INC
filed 2001-08-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     June 30, 2001               Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                         93-0926999
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                       Identification Number)


2777 Heartland Drive, Coralville, Iowa                       52241
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                    No [   ]

At June 30, 2001, there were 31,708,131 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
Item 1.     Financial statements

            Consolidated balance sheets
             June 30, 2001 (unaudited) and
             December 31, 2000                                           2 - 3
            Consolidated statements of income
             (unaudited) for the three and six month
             periods ended June 30, 2001 and 2000                          4
            Consolidated statements of cash flows
             (unaudited) for the six months ended
             June 30, 2001 and 2000                                        5
            Notes to financial statements                                  6

Item 2.     Management's discussion and analysis of
             financial condition and results of
             operations                                                  6 - 11


                                     PART II

                                OTHER INFORMATION


Item 1.     Legal proceedings                                             12

Item 2.     Changes in securities                                         12

Item 3.     Defaults upon senior securities                               12

Item 4.     Submission of matters to a vote of                            12
            security holders

Item 5.     Other information                                             12

Item 6.     Exhibits and reports on Form 8-K                            12 - 14

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                               June 30,     December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents ...................   $128,888,634   $128,027,076

     Trade receivables, less allowance:
     $402,812 at both 2001 and 2000 ..............     29,925,281     24,954,681

     Prepaid tires ...............................      4,373,248      3,780,644

     Investments .................................      8,354,526           --

     Deferred income taxes .......................     17,264,000     16,846,000

     Other current assets ........................      1,537,509        328,273
                                                     ------------   ------------

          Total current assets ...................   $190,343,198   $173,936,674
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

     Land and land improvements ..................   $  4,049,459   $  3,237,875

     Buildings ...................................      8,532,621      8,532,621

     Furniture and fixtures ......................      1,777,558      2,604,400

     Shop and service equipment ..................      1,441,715      1,459,862

     Revenue equipment ...........................    130,554,094    129,572,317
                                                     ------------   ------------

                                                     $146,355,447   $145,407,075

     Less accumulated depreciation & amortization      49,137,216     56,329,103
                                                     ------------   ------------

     Property and equipment, net .................   $ 97,218,231   $ 89,077,972
                                                     ------------   ------------

     OTHER ASSETS ................................   $  4,811,835   $  5,040,358
                                                     ------------   ------------

                                                     $292,373,264   $268,055,004
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       June 30,     December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES

     Accounts payable & accrued liabilities ......   $  6,823,575   $  6,712,053

     Compensation & benefits .....................      5,968,159      5,132,589

     Income taxes payable ........................      7,871,422      4,618,882

     Insurance accruals ..........................     35,922,137     35,657,944

     Other .......................................      3,488,109      3,308,925
                                                     ------------   ------------

        Total current liabilities ................   $ 60,073,402   $ 55,430,393
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................   $ 18,579,000   $ 17,491,000
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Capital Stock:

     Preferred, $.01 par value; authorized
        5,000,000 share; none issured ............   $       --     $       --

     Common, $.01 par value; authorized
        395,000,000 shares; issued and
        outstanding 31,708,131 and
        25,366,582, respectively .................        317,081        253,666

     Additional paid in capital ..................      6,608,170      6,608,170

     Retained earnings ...........................    206,795,611    188,271,775
                                                     ------------   ------------

                                                     $213,720,862   $195,133,611
                                                     ------------   ------------

                                                     $292,373,264   $268,055,004
                                                     ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three months ended                  Six months ended
                                                     June 30,                            June 30,
                                                2001            2000             2001             2000

OPERATING REVENUE ......................   $  75,251,349   $  69,261,481    $ 147,174,696    $ 136,451,267
                                           -------------   -------------    -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ...........   $  21,967,432   $  18,404,429    $  43,218,764    $  34,983,128

   Rent and purchased transportation ...      17,310,323      19,593,290       34,189,492       40,233,405

   Operations and maintenance ..........      12,247,943       9,985,590       24,309,478       19,610,288

   Taxes and licenses ..................       1,517,960       1,455,225        2,903,115        2,760,555

   Insurance and claims ................       1,975,020       1,522,292        3,656,091        3,498,733

   Communications and utilities ........         789,470         690,204        1,621,654        1,394,418

   Depreciation ........................       4,261,061       3,892,272        8,444,640        7,759,490

   Other operating expenses ............       1,716,914       1,597,620        3,251,080        3,055,058

   (Gain) loss on sale of fixed assets .           9,423            (200)         (35,458)      (1,493,678)
                                           -------------   -------------    -------------    -------------

                                           $  61,795,546   $  57,140,722    $ 121,558,856    $ 111,801,397
                                           -------------   -------------    -------------    -------------

           Operating income ............   $  13,455,803   $  12,120,759    $  25,615,840    $  24,649,870

   Interest income .....................       1,177,855       1,329,119        2,546,662        2,652,004
                                           -------------   -------------    -------------    -------------

      Income before income taxes .......   $  14,633,658   $  13,449,878    $  28,162,502    $  27,301,874

   Income taxes ........................       4,975,445       4,572,958        9,575,251        9,282,637
                                           -------------   -------------    -------------    -------------

      Net income .......................   $   9,658,213       8,876,920    $  18,587,251    $  18,019,237
                                           =============   =============    =============    =============

   Earnings per common share:

       Basic earnings per share ........   $        0.31   $        0.28    $        0.59    $        0.56
                                           =============   =============    =============    =============

   Basic weighted average shares
   outstanding .........................      31,708,131      31,708,131       31,708,131       32,143,826
                                           =============   =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Six months ended
                                                               June 30,
                                                         2001          2000
                                                     ------------  ------------
OPERATING ACTIVITIES
   Net Income ....................................   $ 18,587,251  $ 18,019,237
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ..............      8,833,698     8,303,408
      Deferred income taxes ......................        670,000       (47,000)
      Gain on sale of fixed assets ...............        (35,458)   (1,493,678)
      Changes in certain working capital items:
         Trade receivables .......................     (4,970,600)   (1,722,622)
         Other current assets ....................     (1,209,236)   (1,674,000)
         Prepaid expenses ........................       (592,604)     (811,724)
         Accounts payable and accrued expenses ...      1,491,746     2,306,947
         Accrued income tax ......................      3,252,540     1,023,618
                                                     ------------  ------------
      Net cash provided by operating activities ..   $ 26,027,337  $ 23,904,186
                                                     ------------  ------------
INVESTING ACTIVITIES
   Proceeds from sale of prop. and equipment .....   $    182,795  $  2,121,720
   Capital additions .............................    (16,833,513)  (14,879,003)
   Net purchases of municipal bonds ..............     (8,354,526)   (2,853,412)
   Other .........................................       (160,535)     (187,235)
                                                     ------------  ------------
   Net cash used in investing activities .........   $(25,165,779) $(15,797,930)
                                                     ------------  ------------
FINANCING ACTIVITIES
   Repurchase of common stock ....................   $       --    $(14,009,900)
                                                     ------------  ------------
      Net cash used in financing activities ......   $       --    $(14,009,900)
                                                     ------------  ------------
      Net increase (decrease) in cash and
        cash equivalents .........................   $    861,558  $ (5,903,644)

CASH AND CASH EQUIVALENTS
   Beginning of period ...........................    128,027,076   126,211,056
                                                     ------------  ------------
   End of period .................................   $128,888,634  $120,307,412
                                                     ============  ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes ...............................   $  5,652,711  $  8,306,019
   Noncash investing activities:
      Book value of revenue equipment traded .....   $  6,944,787  $  4,976,191



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Heartland Express, Inc. and Subsidiaries ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

Note 2.  Income Taxes

     Income taxes for the six month period ended June 30, 2001 are based on the Company's estimated effective tax rates. The rate for the six months ended June 30, 2001 and 2000 was 34%.

Note 3. Common Stock

     On May 10, 2001, the Company effected a five-for-four common stock split in the form of a 25% stock dividend to stockholders of record as of May 21, 2001, payable on May 31, 2001. All share and per share information included in the accompanying financial statements have been adjusted to reflect the stock split.

Note 4.  Commitments and Contingencies

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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                             2001     2000       2001      2000
                                            ------   ------     ------    ------
Operating revenue ......................    100.0%   100.0%     100.0%    100.0%
                                            ------   ------     ------    ------
Operating expenses:
   Salaries, wages, and benefits .......     29.2%    26.6%      29.4%     25.6%
   Rent and purchased transportation ...     28.3     23.2       29.5      23.0
   Operations and maintenance ..........     16.3     14.4       16.5      14.4
   Taxes and licenses ..................      2.0      2.1        2.0       2.0
   Insurance and claims.................      2.6      2.2        2.5       2.6
   Communications and utilities.........      1.0      1.0        1.1       1.0
   Depreciation ........................      5.7      5.6        5.7       5.7
   Other operating expenses.............      2.3      2.3        2.2       2.2
   (Gain) on sales of fixed assets......       --       --         --      (1.1)
                                            ------   ------     ------    ------
   Total operating expenses ............     82.1%    82.5%      82.6%     81.9%
                                            ------   ------     ------    ------
      Operating income .................     17.9%    17.5%      17.4%     18.1%
Interest income ........................      1.5      1.9        1.7       1.9
                                            ------   ------     ------    ------
   Income before income taxes ..........     19.4%    19.4%      19.1%     20.0%
Income taxes............................      6.6      6.6        6.5       6.8
                                            ------   ------     ------    ------
      Net income .......................     12.8%    12.8%      12.6%     13.2%
                                            ======   ======     ======    ======

     The following is a discussion of the results of operations of the three and six months periods ended June 30, 2001 compared with the same periods in 2000, and the changes in financial condition through the second quarter of 2001.

Three Months Ended June 30, 2001 and 2000

     Operating revenue increased $6.0 million (8.7%), to $75.3 million in the second quarter of 2001 from $69.3 million in the second quarter of 2000. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue, was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $3.6 million (19.6%), to $22.0 million in the second quarter of 2001 from $18.4 million in the second quarter of 2000. As a percentage of revenue, salaries, wages and benefits increased to 29.2% in 2001 from 26.6% in 2000. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the second quarter of 2001, employee drivers accounted for 67% and independent contractors 33% of the total fleet miles, compared with 59% and 41%, respectively, in the second quarter of 2000. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the 2000 period.

     Rent and purchased transportation decreased $2.3 million (11.7%), to $17.3 million in the second quarter of 2001 from $19.6 million in the second quarter of 2000. As a percentage of revenue, rent and purchased transportation decreased to 23.0% in the second quarter of 2001 from 28.3% in the second quarter of 2000. This reflects the Company's decreased reliance upon independent contractors. In addition, the extended period of high fuel prices has resulted in a reduction of the number of available independent contractors in the industry. During both periods, the Company has reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $2.2 million (22%) to $12.2 million in the second quarter of 2001 from $10.0 million in the second quarter of 2000. As a percentage of revenue, operations and maintenance increased to 16.3% during the second quarter of 2001 from 14.4% in the second quarter of 2000. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet.

     Taxes and licenses increased $0.1 million (7.1%), to $1.5 million in the second quarter of 2001 from $1.4 million in the second quarter of 2000. As a percentage of revenue, taxes and licenses decreased to 2.0% in the second quarter of 2001 from 2.1% in the second quarter of 2000.

     Insurance and claims increased $0.5 million (33.3%), to $2.0 million in the second quarter of 2001 from $1.5 million in the second quarter of 2000. As a percentage of revenue, insurance and claims increased to 2.6% in the second quarter of 2001 from 2.2% in the second quarter of 2000. The frequency of property damage and related cargo damage claims increased. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (14.3%), to $0.8 million in the 2001 period from $0.7 million in the 2000 period. As a percentage of revenue, communications and utilities remained constant at 1.0% in both 2001 and 2000 compared periods.

     Depreciation increased $0.4 million (10.3%) to $4.3 million during the second quarter of 2001 from $3.9 million in the second quarter of 2000. As a percentage of revenue, depreciation increased to 5.7% of revenue during the second quarter of 2001 from 5.6% during the second quarter of 2000. Depreciation increased because of increased reliance on company owned tractors and the replacement of fully depreciated trailers.

     Other operating expenses increased $0.1 million (6.3%) to $1.7 million during the second quarter of 2001 from $1.6 million during the second quarter 2000. As a percentage of revenue, other operating expenses remained constant at 2.3% for both compared periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income decreased $0.1 (7.7%) to $1.2 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both the three month period ended June 30, 2001 and 2000.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.1% during the second quarter of 2001 compared with 82.5% during the second quarter of 2000. Net income increased $0.8 million (9.0%), to $9.7 million during the second quarter of 2001 from $8.9 million during the second quarter of 2000.

Six Months Ended June 30, 2001 and 2000

     Operating revenue increased $10.7 million (7.8%), to $147.2 million in the six months ended June 30, 2001 from $136.5 million in the 2000 period. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $8.2 million (23.4%), to $43.2 million in the six months ended June 30, 2001 from $35.0 million in the 2000 period. As a percentage of revenue, salaries, wages and benefits increased to 29.4% in 2001 from 25.6% in 2000. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first six months of 2001, employee drivers accounted for 67% and independent contractors 33% of the total fleet miles, compared with 57% and 43%, respectively, in the compared 2000 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2000 period.

     Rent and purchased transportation decreased $6.0 million (14.9%), to $34.2 million in the first six months of 2001 from $40.2 million in the 2000 period. As a percentage of revenue, rent and purchased transportation decreased to 23.2% in the 2001 period from 29.5% in the compared 2000 period. This reflects the Company's decreased reliance upon independent contractors. The extended period of high fuel has resulted in a reduction of the number of available independent contractors in the industry. During both periods, the Company has reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $4.7 million (24.0%) to $24.3 million in the six months ended June 30, 2001 from $19.6 million in the 2000 period. As a percentage of revenue, operations and maintenance increased to 16.5% in the 2001 period from 14.4% during the 2000 period. This increase is attributable to an increase in fuel prices and increased reliance on the Company owned fleet.

     Taxes and licenses increased $0.1 million (3.6%), to $2.9 million in the first six months of 2001 from $2.8 million in the compared 2000 period. As a percentage of revenue, taxes and licenses remained constant at 2.0% for both compared periods.

     Insurance and claims increased $0.2 million (5.7%), to $3.7 million in the first six months of 2001 from $3.5 million in the compared 2000 period. As a percentage of revenue, insurance and claims decreased to 2.5% in the 2001 period from 2.6% in the 2000 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.2 million (14.3%), to $1.6 million in the 2001 period from $1.4 million in 2000 period. As a percentage of revenue, communications and utilities increased to 1.1% in the 2001 period from 1.0% in the 2000 periods.

     Depreciation increased $0.7 million (9.1%) to $8.4 million during the first six months of 2001 from $7.7 million in the compared 2000 period. As a percentage of revenue, depreciation remained constant at 5.7% of revenue for both compared periods. Depreciation expense increased due to growth in the company owned tractor fleet and the replacement of fully-depreciated trailers.

     Other operating expenses increased $0.2 million (6.5%) to $3.3 million during the first six months 2001 from $3.1 million during the compared 2000 period. As a percentage of revenue, other operating expenses remained constant at 2.2% for both compared periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $0.1 (3.7%) to $2.6 million in the first six months of 2001 from $2.7 million in the compared 2000 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the six months ended June 30, 2001 and 2000.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.6% during the first six months of 2001 compared with 81.9% during the first six months of 2000. Net income increased $0.6 million (3.3%), to $18.6 million during the first six months of 2001 from $18.0 million during the compared 2000 period. The Company's operating ratio and net income for the first six months of 2000 were positively impacted by a $1.5 million gain recognized on the sale of two properties.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity at June 30, 2001, were funds provided by cash flow from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

     The Company expects to finance future growth in its company-owned fleet through cash flow from operations and cash equivalents currently on hand. Based on the Company's strong financial position (current ratio of 3.2 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the six months ended June 30, 2001, the Company generated net cash flow from operations of $26.0 million. Net cash used in investing and financing activities included $16.8 million for capital expenditures, primarily revenue equipment.

     Working capital at June 30, 2001 was $130.3 million, including $137.2 million in cash, cash equivalents, and investments. The cash and investments generated $2.5 million in interest income (primarily tax-exempt) during the six months ended June 30, 2001. The Company's policy is to purchase only investment quality, highly liquid investments.

Pending Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued two new accounting rules. These rules are FASB 142, Goodwill and Other Intangible Assets, and FASB 143, Accounting for Asset Retirement Obligations. FASB 142 eliminates the current requirements to amortize goodwill. It also changes the impairment criteria to a fair value standard. The new rule is required to be adopted on January 1, 2002. The Company currently has about $0.8 million of goodwill recorded on its balance sheet. Annual goodwill amortization under existing accounting rules approximates $0.8 million. The adoption of this new standard is not expected to be material. The Company has not evaluated the impact of FASB 143, Accounting for Asset Retirements, so it is not known what, if any, impact this new rule may have on the Company's financial statements. We currently expect to adopt this new rule in January 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2001 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of June 30, 2001 and therefore, has no market risk related to debt.

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

         Item 1.     Legal proceedings
                     Not applicable

         Item 2.     Changes in securities
                     Not applicable

         Item 3.     Defaults upon senior securities
                     Not applicable

         Item 4. Submission of matters to a vote of security holders Not applicable

         Item 5.     Other information
                     Not applicable

         Item 6.     Exhibits and reports on Form 8-K
                     (b) The Company filed a report on Form 8-K on May 10, 2001 reporting the five-for-four stock split effected as a 25% stock dividend paid on May 31, 2001 to the stockholders of record of the Company's common stock on May 21, 2001.

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

  10.1               Business Property Lease             Incorporated by
                     between Russell A. Gerdin           Reference to the
                     as Lessor and the Company           Company's Form 10-K
                     as Lessee, regarding the            for the year ended
                     Company's headquarters at           September 30, 2000.
                     2777 Heartland Drive,               Commission file no.
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