Form 10-Q
period 2001-09-30
HEARTLAND EXPRESS INC
filed 2001-11-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended  September 30, 2001             Commission File No.   0-15087


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

                    Yes  [ X ]                    No [   ]

At September 30, 2001, there were 31,708,131 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.    Financial statements

           Consolidated balance sheets
             September 30, 2001 (unaudited) and
             December 31, 2000                                         2 - 3
           Consolidated statements of income
             (unaudited) for the three and nine month
             periods ended September 30, 2001 and 2000                   4
           Consolidated statements of cash flows
             (unaudited) for the nine months ended
             September 30, 2001 and 2000                                 5
           Notes to financial statements                                 6

Item 2.    Management's discussion and analysis of
             financial condition and results of
             operations                                                7 - 11

Item 3.    Quantitative and qualitative disclosures
             about market risk                                           11


                                     PART II

                                OTHER INFORMATION


Item 1.    Legal proceedings                                             12

Item 2.    Changes in securities                                         12

Item 3.    Defaults upon senior securities                               12

Item 4.    Submission of matters to a vote of                            12
           security holders

Item 5.    Other information                                             12

Item 6.    Exhibits and reports on Form 8-K                            12 - 13

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                   September 30,    December 31,
                                                      2001             2000
                                                  ------------    -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents ...................   $129,064,985    $ 128,027,076

  Trade receivables, less allowance:
  $402,812 at both 2001 and 2000 ..............     27,364,115       24,954,681

  Prepaid tires ...............................      4,168,816        3,780,644

  Investments .................................     23,875,039            --

  Deferred income taxes .......................     17,101,000       16,846,000

  Other current assets ........................      1,150,836          328,273
                                                  ------------    -------------

                   Total current assets .......   $202,724,791    $ 173,936,674
                                                  ------------    -------------

PROPERTY AND EQUIPMENT

  Land and land improvements ..................   $  4,185,288    $   3,237,875

  Buildings ...................................      8,532,621        8,532,621

  Furniture and fixtures ......................      1,777,558        2,604,400

  Shop and service equipment ..................      1,556,774        1,459,862

  Revenue equipment ...........................    131,083,677      129,572,317
                                                  ------------    -------------

                                                  $147,135,918    $ 145,407,075

  Less accumulated depreciation & amortization.     48,873,067       56,329,103
                                                  ------------    -------------

  Property and equipment, net ................    $ 98,262,851    $  89,077,972
                                                  ------------    -------------

  OTHER ASSETS ...............................    $  4,357,928    $   5,040,358
                                                  ------------    -------------

                                                  $305,345,570    $ 268,055,004
                                                  ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30,    December 31,
                                                      2001            2000
                                                  ------------    -------------
                                                   (Unaudited)
CURRENT LIABILITIES

  Accounts payable & accrued liabilities .....    $  9,920,905    $   6,712,053

  Compensation & benefits ....................       6,122,557        5,132,589

  Income taxes payable .......................       7,003,185        4,618,882

  Insurance accruals .........................      36,025,668       35,657,944

  Other ......................................       3,994,477        3,308,925
                                                  ------------     ------------

                   Total current liabilities .    $ 63,066,792     $ 55,430,393
                                                  ------------     ------------

DEFERRED INCOME TAXES ........................    $ 19,343,000     $ 17,491,000
                                                  ------------     ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:

  Preferred, $.01 par value; authorized
    5,000,000 share; none issured ............    $       --       $       --

  Common, $.01 par value; authorized
    395,000,000 shares; issued and
    Outstanding 31,708,131 and
    25,366,582, respectively .................         317,081          253,666

  Additional paid in capital .................       6,608,170        6,608,170

  Retained earnings ..........................     216,010,527      188,271,775
                                                  ------------     ------------

                                                  $222,935,778     $195,133,611
                                                  ------------     ------------

                                                  $305,345,570     $268,055,004
                                                  ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three months ended               Nine months ended
                                                                 September 30,                    September 30,

                                                             2001            2000             2001            2000

OPERATING REVENUE ...................................   $  73,917,920   $  68,107,430    $ 221,092,616   $ 204,558,697
                                                        -------------   -------------    -------------   -------------

OPERATING EXPENSES:

   Salaries, wages, benefits ........................   $  21,969,335   $  18,722,396    $  65,188,099   $  53,705,524

   Rent and purchased transportation ................      16,474,914      18,013,117       50,664,406      58,246,522

   Operations and maintenance .......................      12,405,409      10,565,512       36,714,887      30,175,800

   Taxes and licenses ...............................       1,586,127       1,516,106        4,489,242       4,276,661

   Insurance and claims .............................       1,726,834       1,591,330        5,382,925       5,090,063

   Communications and utilities .....................         698,956         774,854        2,320,610       2,169,272

   Depreciation .....................................       4,279,356       4,143,218       12,723,996      11,902,708

   Other operating expenses .........................       1,785,209       1,685,214        5,036,289       4,740,272

   (Gain) loss on sale of fixed assets ..............          52,371         (23,235)          16,913      (1,516,913)
                                                        -------------   -------------    -------------   -------------

                                                        $  60,978,511   $  56,988,512    $ 182,537,367   $ 168,789,909
                                                        -------------   -------------    -------------   -------------

              Operating income .......................  $  12,939,409   $  11,118,918    $  38,555,249   $  35,768,788

   Interest income ...................................      1,022,472       1,592,934        3,569,134       4,244,938
                                                        -------------   -------------    -------------   -------------

      Income before income taxes .....................  $  13,961,881   $  12,711,852    $  42,124,383   $  40,013,726

   Income taxes ......................................      4,746,965       4,322,021       14,322,216      13,604,658
                                                        -------------   -------------    -------------   -------------

      Net income .....................................  $   9,214,916       8,389,831    $  27,802,167   $  26,409,068
                                                        =============   =============    =============   =============

   Earnings per common share:

       Basic earnings per share ......................  $        0.29   $        0.26    $        0.88   $        0.82
                                                        =============   =============    =============   =============

   Basic weighted average shares outstanding .........     31,708,131      31,708,131       31,708,131      31,997,534
                                                        =============   =============    =============   =============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine months ended
                                                          September 30,
                                                      2001             2000
                                                 -------------    --------------
OPERATING ACTIVITIES
  Net Income .................................   $  27,802,167    $  26,409,068
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization ............      13,307,583       12,641,155
    Deferred income taxes ....................       1,597,000          230,000
    Gain on sale of fixed assets .............          16,913       (1,516,913)
    Changes in certain working capital items:
      Trade receivables ......................      (2,409,434)      (3,294,077)
      Other current assets ...................        (450,501)        (669,901)
      Prepaid expenses .......................        (388,172)      (1,655,156)
      Accounts payable and accrued expenses ..       4,462,893        2,018,864
      Accrued income tax .....................       2,384,303          653,127
                                                 -------------    -------------
    Net cash provided by operating activities.   $  46,322,752    $  34,816,167
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of prop. and equipment ..   $     182,795    $   2,140,220
  Capital additions ..........................     (21,691,442)     (24,026,206)
  Net purchases of municipal bonds ...........     (23,875,039)      (2,609,839)
  Other ......................................          98,843         (432,726)
                                                 -------------    -------------
  Net cash used in investing activities ......   $ (45,284,843)   $ (24,928,551)
                                                 -------------    -------------
FINANCING ACTIVITIES
  Repurchase of common stock .................   $        --      $ (14,009,900)
                                                 -------------    -------------
    Net cash used in financing activities ....   $        --      $ (14,009,900)
                                                 -------------    -------------
    Net increase (decrease) in cash and
      cash equivalents .......................   $   1,037,909    $  (4,122,284)

CASH AND CASH EQUIVALENTS
  Beginning of period ........................     128,027,076      126,211,056
                                                 -------------    -------------
  End of period ..............................   $ 129,064,985    $ 122,088,772
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes .............................   $  10,340,913    $  12,721,531
  Noncash investing activities:
    Book value of revenue equipment traded ...   $   9,250,948    $   9,105,429



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The  consolidated  financial  statements  include the accounts of Heartland
Express, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Heartland" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Income Taxes

     Income taxes for the nine month period ended September 30, 2001 are based on the Company's estimated effective tax rates. The rate for the nine months ended September 30, 2001 and 2000 was 34%.

Note 3. Common Stock

     On May 10, 2001, the Company effected a five-for-four common stock split in the form of a 25% stock dividend to stockholders of record as of May 21, 2001, payable on May 31, 2001. All share and per share information included in the accompanying financial statements have been adjusted to reflect the stock split.

Note 4.  Commitments and Contingencies

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

Note 5.  Segment Information

     The Company has eight operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            2001      2000      2001       2000
                                           ------    ------    ------     ------
Operating revenue ....................     100.0%    100.0%    100.0%     100.0%
                                           ------    ------    ------     ------
Operating expenses:
  Salaries, wages, and benefits ......      29.8%     27.5%     29.5%      26.2%
  Rent and purchased transportation ..      26.5      22.9      28.5       22.3
  Operations and maintenance .........      16.8      15.5      16.7       14.7
  Taxes and licenses .................       2.1       2.2       2.0        2.1
  Insurance and claims................       2.3       2.3       2.4        2.5
  Communications and utilities........       0.9       1.1       1.0        1.1
  Depreciation .......................       5.8       5.8       6.1        5.8
  Other operating expenses ...........       2.4       2.5       2.3        2.3
  (Gain) loss on sales of fixed assets       0.1        --        --       (0.7)
                                           ------     ------   ------     ------
  Total operating expenses ...........      82.5%     83.7%     82.6%      82.5%
                                           ------    ------    ------     ------
    Operating income .................      17.5%     16.3%     17.4%      17.5%
Interest income ......................       1.4       2.3       1.6        2.1
                                           ------    ------    ------     ------
    Income before income taxes .......      18.9%     18.6%     19.0%      19.6%
Income taxes..........................       6.4       6.3       6.4        6.7
                                           ------    ------    ------     ------
    Net income .......................      12.5%     12.3%     12.6%      12.9%
                                           ======    ======    ======     ======

     The following is a discussion of the results of operations of the three and nine months periods ended September 30, 2001 compared with the same periods in 2000, and the changes in financial condition through the third quarter of 2001.

Three Months Ended September 30, 2001 and 2000

     Operating revenue increased $5.8 million (8.5%), to $73.9 million in the third quarter of 2001 from $68.1 million in the third quarter of 2000. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for both compared periods was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $3.2 million (17.3%), to $21.9 million in the third quarter of 2001 from $18.7 million in the third quarter of 2000. As a percentage of revenue, salaries, wages and benefits increased to 29.8% in 2001 from 27.5% in 2000. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the third quarter of 2001, employee drivers accounted for 68% and independent contractors 32% of the total fleet miles, compared with 61% and 39%, respectively, in the third quarter of 2000. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the 2000 period.

     Rent and purchased transportation decreased $1.5 million (8.5%), to $16.5 million in the third quarter of 2001 from $18.0 million in the third quarter of 2000. As a percentage of revenue, rent and purchased transportation decreased to 22.3% in the third quarter of 2001 from 26.5% in the third quarter of 2000. This reflects the Company's decreased reliance upon independent contractors. In addition, the extended period of high fuel prices has resulted in a reduction of the number of available independent contractors in the industry. During both periods, the Company has reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $1.8 million (17.4%) to $12.4 million in the third quarter of 2001 from $10.6 million in the third quarter of 2000. As a percentage of revenue, operations and maintenance increased to 16.8% during the third quarter of 2001 from 15.5% in the third quarter of 2000. This increase is attributable to increased reliance on the company-owned fleet.

     Taxes and licenses increased $0.1 million (4.6%), to $1.6 million in the third quarter of 2001 from $1.5 million in the third quarter of 2000. As a percentage of revenue, taxes and licenses decreased to 2.1% in the third quarter of 2001 from 2.2% in the third quarter of 2000.

     Insurance and claims increased $0.1 million (8.5%), to $1.7 million in the third quarter of 2001 from $1.6 million in the third quarter of 2000. As a percentage of revenue, insurance and claims remained the constant at 2.3% for both compared periods. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.1 million (9.8%), to $0.7 million in the 2001 period from $0.8 million in the 2000 period. As a percentage of revenue, communications and utilities decreased to 0.9% in the third quarter of 2001 from 1.1% in the third quarter of 2000.

     Depreciation increased $0.1 million (3.3%) to $4.3 million during the third quarter of 2001 from $4.2 million in the third quarter of 2000. As a percentage of revenue, depreciation decreased to 5.8% of revenue during the third quarter of 2001 from 6.1% during the third quarter of 2000. Depreciation increased because of increased reliance on company owned tractors.

     Other operating expenses increased $0.1 million (6.0%) to $1.8 million during the third quarter of 2001 from $1.7 million during the third quarter 2000. As a percentage of revenue, other operating expenses decreased to 2.4% from 2.5% in the third quarter of 2000. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $0.6 (35.8%) to $1.0 million in the third quarter of 2001 from $1.6 million in the third quarter of 2000. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both compared periods.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.5% during the third quarter of 2001 compared with 83.7% during the third quarter of 2000. Net income increased $0.8 million (9.8%), to $9.2 million during the third quarter of 2001 from $8.4 million during the third quarter of 2000.

Nine Months Ended September 30, 2001 and 2000

     Operating revenue increased $16.5 million (8.1%), to $221.1 million in the nine months ended September 30, 2001 from $204.6 million in the 2000 period. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $11.5 million (21.4%), to $65.2 million in the nine months ended September 30, 2001 from $53.7 million in the 2000 period. As a percentage of revenue, salaries, wages and benefits increased to 29.5% in 2001 from 26.2% in 2000. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. In addition, the Company increased employee driver pay in March, 2000. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first nine months of 2001, employee drivers accounted for 67% and independent contractors 33% of the total fleet miles, compared with 58% and 42%, respectively, in the compared 2000 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2000 period.

     Rent and purchased transportation decreased $7.5 million (13.0%), to $50.7 million in the first nine months of 2001 from $58.2 million in the 2000 period. As a percentage of revenue, rent and purchased transportation decreased to 22.9% in the 2001 period from 28.5% in the compared 2000 period. This reflects the Company's decreased reliance upon independent contractors. The extended period of high fuel has resulted in a reduction of the number of available independent contractors in the industry. During both periods, the Company has reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $6.5 million (21.7%) to $36.7 million in the nine months ended September 30, 2001 from $30.2 million in the 2000 period. As a percentage of revenue, operations and maintenance increased to 16.7% in the 2001 period from 14.7% during the 2000 period. This increase is attributable to increased reliance on the company-owned fleet.

     Taxes and licenses increased $0.2 million (5.0%), to $4.5 million in the first nine months of 2001 from $4.3 million in the compared 2000 period. As a percentage of revenue, taxes and licenses decreased to 2.0% in the 2001 period from 2.1% in the compared 2000 period.

     Insurance and claims increased $0.3 million (5.8%), to $5.4 million in the first nine months of 2001 from $5.1 million in the compared 2000 period. As a percentage of revenue, insurance and claims decreased to 2.4% in the 2001 period from 2.5% in the 2000 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.1 million (7.0%), to $2.3 million in the 2001 period from $2.2 million in 2000 period. As a percentage of revenue, communications and utilities decreased to 1.0% in the 2001 period from 1.1% in the 2000 periods.

     Depreciation increased $0.8 million (6.9%) to $12.7 million during the first nine months of 2001 from $11.9 million in the compared 2000 period. As a percentage of revenue, depreciation remained constant at 5.8% of revenue for both compared periods. Depreciation expense increased due to growth in the company owned tractor fleet and the replacement of fully-depreciated trailers.

     Other operating expenses increased $0.3 million (6.3%) to $5.0 million during the first nine months 2001 from $4.7 million during the compared 2000 period. As a percentage of revenue, other operating expenses remained constant at 2.3% for both compared periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $0.6 (15.9%) to $3.6 million in the first nine months of 2001 from $4.2 million in the compared 2000 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the nine months ended September 30, 2001 and 2000.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.6% during the first nine months of 2001 compared with 82.5% during the first nine months of 2000. Net income increased $1.4 million (5.3%), to $27.8 million during the first nine months of 2001 from $26.4 million during the compared 2000 period. The Company's operating ratio and net income for the first nine months of 2000 were positively impacted by a $1.5 million gain recognized on the sale of two properties.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity at September 30, 2001, were funds provided by cash flow from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

     The Company expects to finance future growth in its company-owned fleet through cash flow from operations, cash, cash equivalents, and investments. Based on the Company's strong financial position (current ratio of 3.2 and no debt), management foresees no barrier to obtaining outside financing, if necessary, to continue with its growth plans.

     During the nine months ended September 30, 2001, the Company generated net cash flow from operations of $46.3 million. Net cash used in investing and financing activities included $21.7 million for capital expenditures, primarily revenue equipment.

     Working capital at September 30, 2001 was $139.7 million, including $152.9 million in cash, cash equivalents, and investments. The cash and investments generated $3.6 million in interest income (primarily tax-exempt) during the nine months ended September 30, 2001. The Company's policy is to purchase only investment quality, highly liquid investments.

Recently Issued Accounting Pronouncements

     In the third quarter, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, that will be adopted by the Company on January 1, 2002. SFAS No. 142 requires that at least annually, the Company assess goodwill impairment by applying a fair value based test. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization resulting in a decrease in annualized operating expenses of $778,116. The Company is in the process of determining the impact of this new statement to the net book value for goodwill currently recorded of $609,126.

     Also, in the third quarter, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets, superceding FASB Statement 121, Accounting for the Impairment of Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 143 and SFAS No. 144 are effective for the Company as of January 1, 2003 and 2002, respectively. At present, the Company is currently assessing, but has not yet determined, the complete impact the adoption of SFAS No. 143 and SFAS No. 144 will have on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2001 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of September 30, 2001 and therefore, has no market risk related to debt.

     As of September 30, 2001, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                     PART II

                                OTHER INFORMATION

        Item 1.     Legal proceedings
                    Not applicable

        Item 2.     Changes in securities
                    Not applicable

        Item 3.     Defaults upon senior securities
                    Not applicable

        Item 4.     Submission of matters to a vote of security holders
                    Not applicable

        Item 5.     Other information
                    None

        Item 6.     Exhibits and reports on Form 8-K
                    The Company filed a report on Form 8-K on September 18,2001 reporting a stock repurchase program.

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
                                                          8165, effective
                                                          November 5, 1986.

   4.2              Bylaws                                Incorporated by
                                                          Reference to the
                                                          Company's registration
                                                          statement of Form S-1,
                                                          Registration No. 33-
                                                          8165, effective
                                                          November 5, 1986.

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

  10.1              Business Property Lease               Incorporated by
                    between Russell A. Gerdin             Reference to the
                    as Lessor and the Company             Company's Form 10-Q
                    as Lessee, regarding the              for the year ended
                    Company's headquarters at             September 30, 2000.
                    2777 Heartland Drive,                 Commission file no.
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