Form 10-K
period 2001-12-31
HEARTLAND EXPRESS INC
filed 2002-03-27
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended December 31, 2001
                                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from________________To_______________________.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 14, 2002 was $661,273,655 (based upon $22.18 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 14, 2002 was 50,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than April 26, 2002.

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

                                                           Document and Location
                     Part I
Item 1     Business                                           Page 3-5 herein

Item 2     Properties                                         Page 5 herein

Item 3     Legal Proceedings                                  Page 5 herein

Item 4     Submission of Matters to a Vote
           of Securities Holders                              Page 6 herein

                     Part II

Item 5     Market for the Registrant's Common
           Equity and Related Stockholder Matters             Page 6 herein

Item 6     Selected Financial Data                            Page 7 herein

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                Page 8-12 herein

Item 7A    Quantitative and Qualitative Disclosures
           about Market Risk                                  Page 12 herein

Item 8     Financial Statements and Supplementary Data        Page 12 and 16-26
                                                               herein

Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             Page 12 herein

                     Part III

Item 10   Directors and Executive Officers of
          the Registrant                                      Pages 3 and 4 of
                                                               Proxy Statement

Item 11   Executive Compensation                              Pages 8-10 of
                                                               Proxy Statement

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                               Page 11 of Proxy
                                                               Statement

Item 13   Certain Relationships and Related Transactions      Page 7 of Proxy
                                                               Statement
                     Part IV

Item 14   Exhibits, Financial Statements and Financial
          Statement Schedule, and Reports on Form 8-K         Pages 13 and 14
                                                               herein


     This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results" for additional information and factors to be considered concerning forward-looking statements.

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the fifteen years from 1986 to 2001, Heartland has grown to $294.6 million in revenue from $21.6 million and net income has increased to $37.7 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

     In addition to internal growth, Heartland has completed four acquisitions since 1987 with the most recent in July, 1997. These acquisitions have enabled Heartland to solidify its position within existing regions, expand its customer base in the East and Northeast United States, and to pursue new customer relationships in new markets.

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

     Serving the short-to-medium haul market (539-mile average length of haul in
2001) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates six specialized regional distribution operations near Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; Decatur, Illinois; Jacksonville, Florida; and Kingsport, Tennessee. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions. Dispatchers at the regional locations handle these operations, and the Company uses a centralized computer network and regular communication to achieve system-wide load coordination.

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

     The Company's 25, 10, and 5 largest customers accounted for 67%, 49%, and 38% of revenue, respectively, in 2001. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. Sears Logistics Services accounted for 15% of revenue in 2001. No other customer accounted for as much as ten percent of revenue.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 2001, Heartland employed 1,812 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. Management believes that a combined fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (539-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; and
Kingsport, Tennessee. The Company is leasing facilities in Carlisle, Pennsylvania; and Decatur, Illinois. A facility in Dubois, Pennsylvania is being leased to an unrelated third party.

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

     On January 7, 2002, the Owner-Operator Independent Drivers Association, Inc. served a lawsuit against the Company in the United State District Court for the Southern District of Iowa. The lawsuit seeks class action status on behalf of the Company's owner-operators since 1996. Among other things, the lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit seeks unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. The Company intends to defend the lawsuit vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of securities holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ from January 1, 2000 to December 31, 2001. The prices have been restated to reflect the stock splits made on May 31, 2001 and February 19, 2002.


              Period                             High          Low
         Calendar Year 2001
            1st Quarter                        $ 13.95       $ 10.97
            2nd Quarter                          15.09         11.67
            3rd Quarter                          19.31         13.25
            4th Quarter                          19.60         14.04

         Calendar Year 2000
            1st Quarter                        $  8.18       $  6.41
            2nd Quarter                           9.83          7.04
            3rd Quarter                           9.48          7.99
            4th Quarter                          12.56          8.02

     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of March 14, 2002 the Company had 197 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

                                                           Year Ended December 31,
                                                   (in thousands, except per share data)
                                          2001        2000         1999         1998         1997
                                       ---------   ---------    ---------    ---------    ---------
Income Statement Data:
  Operating revenue ................   $ 294,617   $ 274,827    $ 261,004    $ 263,489    $ 262,504
                                       ---------   ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits ....      87,643      73,847       60,258       51,995       49,535
  Rent and purchased transportation       65,912      75,191       90,337      100,089      101,169
  Operations and maintenance .......      47,903      42,651       30,167       26,072       27,739
  Taxes and licenses ...............       6,189       5,952        5,935        6,150        6,049
  Insurance and claims .............       7,619       6,706        5,742        6,810       10,404
  Communications and utilities .....       2,903       2,952        2,629        2,684        2,681
  Depreciation .....................      17,001      16,285       16,216       18,108       16,752
  Other operating expenses .........       6,814       6,505        5,941        5,872        5,048
  (Gain) loss on disposal of
   fixed assets.....................          14      (1,512)        (928)        (332)         (59)
                                       ---------   ---------    ---------    ---------    ---------
                                         241,998     228,577      216,297      217,448      219,318
                                       ---------   ---------    ---------    ---------    ---------
     Operating income...............      52,619      46,250       44,707       46,041       43,186
  Interest income, net .............       4,435       5,726        5,953        4,896        3,782
                                       ---------   ---------    ---------    ---------    ---------
Income before income taxes .........      57,054      51,976       50,660       50,937       46,968
Income taxes .......................      19,398      17,672       17,536       17,828       16,895
                                       ---------   ---------    ---------    ---------    ---------
Net income .........................   $  37,656   $  34,304    $  33,124    $  33,109    $  30,073
                                       =========   =========    =========    =========    =========
Basic weighted average shares
outstanding ........................      50,000      50,342       57,871       59,133       59,133
                                       =========   =========    =========    =========    =========
Basic earnings per share ...........   $    0.75   $    0.68    $    0.57    $    0.56    $    0.51
                                       =========   =========    =========    =========    =========

Balance sheet data:
Net working capital ................   $ 147,904   $ 118,506    $ 111,675    $ 127,989    $  82,170
Total assets........................     314,238     268,055      246,494      256,828      225,467
Stockholders' equity................     232,789     195,134      174,840      186,848      153,739


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Significant Accounting Policies

     In the opinion of management, the accounting policies that generally have the most significant impact on the financial position or the results of operations include: revenue recognition, claims and insurance accruals, and depreciation and capitalization of assets. These accounting policies, and others, are described in further detail in the Notes to Consolidated Financial Statements.

General

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2001       2000       1999
                                                    ------     ------     ------
Operating revenue ..............................    100.0%     100.0%     100.0%
                                                    ------     ------     ------
Operating expenses:
   Salaries, wages, and benefits ...............     29.7%      26.9%      23.1%
   Rent and purchased transportation ...........     22.4       27.4       34.6
   Operations and maintenance ..................     16.2       15.5       11.6
   Taxes and licenses ..........................      2.1        2.2        2.3
   Insurance and claims ........................      2.6        2.4        2.2
   Communications and utilities ................      1.0        1.1        1.0
   Depreciation ................................      5.8        5.9        6.2
   Other operating expenses ....................      2.3        2.4        2.2
   (Gain) loss on disposal of fixed assets......      0.0       (0.6)      (0.4)
                                                    ------     ------     ------
   Total operating expenses ....................     82.1%      83.2%      82.9%
                                                    ------     ------     ------
      Operating income..........................     17.9%      16.8%      17.1%
Interest income ................................      1.5        2.1        2.3
                                                    ------     ------     ------
   Income before income taxes ..................     19.4%      18.9%      19.4%
Federal and state income taxes .................      6.6        6.4        6.7
                                                    ------     ------     ------
   Net income ..................................     12.8%      12.5%      12.7%
                                                    ======     ======     ======

Results of Operations

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

     Operating revenue increased $19.8 million (7.2%), to $294.6 million in 2001 from $274.8 million in 2000, as a result of the Company's expansion of the customer base as well as increased volume from existing customers. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to the customer base.

     Salaries, wages, and benefits increased $13.8 million (18.7%), to $87.6 million in 2001 from $73.8 million in 2000. As a percentage of revenue, salaries, wages, and benefits increased to 29.7% in 2001 from 26.9% in 2000. These increases are the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During 2001, employee drivers accounted for 68% and independent contractors 32% of the total fleet miles, compared with 60% and 40%, respectively, in 2000.

     Rent and purchased transportation decreased $9.3 million (12.3%), to $65.9 million in 2001 from $75.2 million in 2000. As a percentage of revenue, rent and purchased transportation decreased to 22.4% in 2001 from 27.4% in 2000. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge.

     Operations and maintenance increased $5.2 million (12.3%) to $47.9 million in 2001 from $42.7 million in 2000. As a percentage of revenue, operations and maintenance increased to 16.2% in 2001 from 15.5% in 2000. This increase is attributable to increased reliance on the Company owned fleet.

     Insurance and claims increased $0.9 million (13.6%), to $7.6 million in 2001 from $6.7 million in 2000. As a percentage of revenue, insurance and claims increased to 2.6% in 2001 from 2.4% in 2000. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $0.7 million (4.4%), to $17.0 million in 2001 from $16.3 million in 2000 primarily due to an increase in the number of Company-owned tractors. As a percentage of revenue, depreciation decreased to 5.8% in 2001 from 5.9% in 2000.

     Other operating expenses increased $0.3 million (4.8%), to $6.8 million in 2001 from $6.5 million in 2000 due to an increase in total fleet miles. As a percentage of revenue, other operating expenses decreased to 2.3% in 2001 from 2.4% in 2000. Other operating expenses consists of pallet cost, driver recruiting expenses, and administrative costs.

     Primarily as a result of the foregoing, the Company's operating ratio decreased to 82.1% in 2001 compared with 83.2% in 2000.

     Interest income decreased $1.3 million (22.5%), to $4.4 million in 2001 from $5.7 million in 2000 due to lower interest rates. The Company had $161.1 million in cash, cash equivalents, and investments at December 31, 2001 compared with $128.0 million at December 31, 2000. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 34.0% in 2001 and 34.0% in 2000.

     As a result of the foregoing, net income increased to $37.7 million in 2001 from $34.3 million in 2000. The net income for the 2000 period was impacted by the gain from the sale of fixed assets, primarily real estate.

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

     Taxes and licenses increased $0.1 million (0.3%), to $6.0 million in 2000 from $5.9 million in 1999. As a percentage of revenue, taxes and licenses decreased to 2.2% in 2000 from 2.3% in 1999.

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

     Interest income decreased $0.3 million (3.8%), to $5.7 million in 2000 from $6.0 million in 1999. The Company had $128.0 million in cash, cash equivalents, and investments at December 31, 2000 compared with $126.7 million at December 31, 1999. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

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

     Cash and cash equivalents and investments increased to $161.1 million as of December 31, 2001 from $128.0 million at December 31, 2000. The Company's policy is to purchase only high quality liquid investments. Cash equivalents and investments primarily consist of fixed rate municipal demand bonds and municipal demand bond funds.

     Net cash provided by operations was $61.2 million in 2001, $49.9 million in 2000, and $45.6 million in 1999. The primary source of funds in 2001 was net income of $37.7 million increased by non-cash adjustments, including depreciation and amortization of $17.8 million.

     Trade receivables increased to $25.7 million as of December 31, 2001 from $24.9 million as of December 31, 2000 primarily due to a 4.6% increase in fourth quarter operating revenue. Cash paid for income taxes decreased to $14.3 million in 2001 from $16.5 million in 2000. Lower income taxes on a cash basis are primarily due to increased interest income exempt from federal taxes.

     Insurance accruals increased to $36.4 million as of December 31, 2001 from $35.7 million as of December 31, 2000. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance retention for the first $500,000 per claim. The Company's insurance program for workers' compensation involves self-insurance retention for the first $300,000 per claim. Claims in excess of the risk retention are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the self-insured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

     Net investing activities consumed $68.5 million in 2001, $34.1 million in 2000, and $17.7 million in 1999. The primary use of cash in 2001 other than the investment in certain bonds mentioned above, was $29.1 million for capital expenditures, including revenue equipment. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.

     Net cash used in financing activities was none in 2001, $14.0 million in 2000, and $45.1 million in 1999. The 2000 and 1999 financing activity was comprised solely of the repurchase of approximately 4.6 million shares of the Company's common stock.

     The Company has one customer who accounted for more than 10% of the Company's revenue for the year ended December 31, 2001. As disclosed in footnote two to the financial statements, historically a small number of customers generate a substantial percentage of revenue. In 2001, the Company's largest customer generated approximately 15% of operating revenue. The loss of a major customer could negatively impact the Company. Any negative impact would be mitigated by two factors: (1) the strong overall financial position of the Company (no long-term debt at December 31, 2001 and $161.1 million in cash, cash equivalents, and investments) and (2) the flexibility inherent in having a substantial percentage of fleet miles being generated by independent contractors who provide their own tractors.

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

Recent Pronouncements

     In the third quarter of 2001,  the  Financial  Accounting  Standards  Board
(FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, that will be adopted by the Company on January 1, 2002. SFAS No. 142 requires that upon adoption and at least annually, the Company assess goodwill impairment by applying a fair value based test. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization resulting in a decrease in annualized operating expenses of $778,116. The Company is in the process of determining the impact of this new statement to the net book value for goodwill of $414,597 at December 31, 2001.

     Also, in the third quarter, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets, superceding FASB Statement 121, Accounting for the Impairment of Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 143 and SFAS No. 144 are effective for the Company as of January 1, 2003 and 2002, respectively. At present, the Company is currently assessing, but has not yet determined, the complete impact the adoption of SFAS No. 143 will have on its financial position and results of operations. The Company does not expect the adoption of SFAS No. 144 to have any impact on its financial position and results of operations.

Factors That May Affect Future Results

     A number of factors over which the Company has little or no control may affect the Company's future results. Without limitation, these factors include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and fuel price increases; fluctuations in the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; the identification of acquisition targets and the ability to negotiate, finance, and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholders reports, and public filings, as well as the factors explained herein.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2001 have an original maturity of three months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of December 31, 2001 and therefore, has no market risk related to debt.

     As  of  December  30,  2001,  the  Company  has  no  derivative   financial
instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 17 to 26 of this report. Selected quarterly data is contained at page 26. Such information is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  respecting  executive  officers,  directors,  and director nominee, set forth under the caption "Election of Directors-Information Concerning Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 3 and 4 and 10 of the registrant's proxy statement relating to its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K report, the Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 8 and 9 of the Proxy Statement is incorporated herein by reference; provided, however, that the "Board of Directors' Report on Executive Compensation" is not incorporated by reference here.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information respecting security ownership of certain beneficial owners and management included under the caption "Principal Stockholders and Stockholdings of Management" on page 11 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information respecting certain relationships and transactions of management set forth under the captions "Board of Directors Interlocks and Insider Participation / Certain Transactions and Relationships" on page 7 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements and Schedules

            The Company's audited  financial  statements are set forth on the following pages of this report:
                                                                          Page
Report of Independent Public Accountants ................................  16
Consolidated Balance Sheets .............................................  17
Consolidated Statements of Operations ...................................  18
Consolidated Statements of Stockholders' Equity .........................  19
Consolidated Statements of Cash Flows ...................................  20
Notes to Consolidated Financial Statements .............................. 21-26

(a) 2.   Financial Statement Schedule
                                                                          Page
Valuation and Qualifying Accounts and Reserves ..........................  26

(a) 3.   Exhibits required by Item 601 of Regulation S-K are listed below.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on May 10, 2001 reporting the five-for-four stock split effected as a 25% stock dividend paid on May 31, 2001 to the stockholders of record of the Company's common stock on May 21, 2001.

         The Company filed a report on Form 8-K on September 18, 2001 reporting a stock repurchase program.

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

   9.1     Voting Trust Agreement dated     Incorporated by reference to the
           June 6, 1997 between Larry       Company's Form 10-K for the year
           Crouse as trustee under the      ended December 31, 1997. Commission
           Gerdin Educational Trusts and    file no. 0-15087.
           Larry Crouse voting trustee.




  10.1     Business Property Lease           Incorporated by reference to the
           between Russell A. Gerdin         Company's Form 10-Q for the quarter
           as Lessor and the Company         ended September, 30, 2000.
           as Lessee, regarding the          Commission file no. 0-15087.
           Company's headquarters at
           2777 Heartland Drive,
           Coralville, Iowa 52241

  10.2     Form of Independent Contractor    Incorporated by reference to the
           Operating Agreement between       Company's Form 10-K for the year
           the Company and its independent   ended December 31, 1993. Commission
           contractor providers              of file no. 0-15087.
           tractors

  10.3     Description of Key Management     Incorporated by reference to the
           Deferred Incentive Compensation   Company'sForm 10-K for the year
           Arrangement                       ended December 31, 1993. Commission
                                             file no. 0-15087.

  21       Subsidiaries of the Registrant    Incorporated by reference to the
                                             Company's Form 10-K for the year
                                             ended December 31, 2000. Commission
                                             file no. 0-15087.

  27       Financial Data Schedule           Filed herewith.

ITEM 99. REPORTING REQUIREMENTS FOR ARTHUR ANDERSEN LLP - AUDITED COMPANIES

     Arthur Andersen, LLP ("Andersen") has represented to us that the audit of Heartland Express, Inc. for the year ended December 31, 2001, was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on audits and availability of national office consultation. The availability of personnel at foreign affiliates of Andersen is not relevant to this engagement.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HEARTLAND EXPRESS, INC.

Date: March 26, 2002                              By:   /s/ Russell A. Gerdin
                                                         Russell A. Gerdin
                                                     President and Secretary


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                      Title                             Date

/s/ Russell A. Gerdin     Chairman, President and Chief
Russell A. Gerdin         Executive Officer (Principal
                          Executive Officer), Secretary          March  26, 2002

/s/ John P. Cosaert       Vice President of Finance
John P. Cosaert           (Principal Financial Officer
                          and Principal Accounting
                          Officer) and Treasurer                 March  26, 2002

/s/ Richard O. Jacobson   Director
Richard O.Jacobson                                               March  26, 2002

/s/ Michael J. Gerdin     Director
Michael J. Gerdin                                                March  26, 2002

/s/ Benjamin J. Allen     Director
Benjamin J. Allen                                                March  26, 2002

/s/ Lawrence D. Crouse    Director
Lawrence D. Crouse                                               March  26, 2002

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Kansas City, Missouri
January 13, 2002 (except with respect to the matter discussed in Note 6, as to which the date is January 28, 2002)

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                     ---------------------------
                  ASSETS                                 2001           2000
                                                     ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents .....................   $120,794,142   $128,027,076
   Investments ...................................     40,281,980           --
   Trade receivables, less allowance:
   $402,812 in both 2001 and 2000 ................     25,700,435     24,954,681
   Prepaid tires and tubes .......................      4,077,276      3,780,644
   Deferred income taxes .........................     17,358,000     16,846,000
   Other current assets ..........................        144,890        328,273
                                                     ------------   ------------
      Total current assets .......................    208,356,723    173,936,674
                                                     ------------   ------------
PROPERTY AND EQUIPMENT
   Land and land improvements ....................      4,402,820      3,237,875
   Buildings .....................................      8,532,621      8,532,621
   Furniture and fixtures ........................      1,300,848      2,604,400
   Shop and service equipment ....................      1,453,755      1,459,862
   Revenue equipment .............................    133,902,094    129,572,317
                                                     ------------   ------------
                                                      149,592,138    145,407,075
   Less accumulated depreciation .................     47,473,283     56,329,103
                                                     ------------   ------------
   Property and equipment, net ...................    102,118,855     89,077,972
                                                     ------------   ------------
OTHER ASSETS .....................................      3,762,832      5,040,358
                                                     ------------   ------------
                                                     $314,238,410   $268,055,004
                                                     ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ......   $  7,073,957   $  6,712,053
   Compensation and benefits .....................      6,383,984      5,132,589
   Income taxes payable ..........................      6,693,398      4,618,882
   Insurance accruals ............................     36,443,348     35,657,944
   Other accruals ................................      3,858,496      3,308,925
                                                     ------------   ------------
      Total current liabilities ..................     60,453,183     55,430,393
                                                     ------------   ------------

DEFERRED INCOME TAXES ............................     20,996,000     17,491,000
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value  $.01; authorized
   5,000,000 shares; none issued .................           --             --
   Common stock, par value $.01; authorized
   395,000,000 shares; issued and
   outstanding: 50,000,000 in both 2001 and
   2000 (Note 6) .................................        500,000        253,666
   Additional paid-in capital ....................      6,608,170      6,608,170
   Retained earnings .............................    225,681,057    188,271,775
                                                     ------------   ------------
                                                      232,789,227    195,133,611
                                                     ------------   ------------
                                                     $314,238,410   $268,055,004
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                 ----------------------------------------------
                                      2001            2000             1999
                                 -------------   -------------    -------------
Operating revenue .............. $ 294,617,263   $ 274,827,551    $ 261,004,122
                                 -------------   -------------    -------------

Operating expenses:
   Salaries, wages, and benefits    87,643,187      73,846,541       60,258,431
   Rent and purchased
     transportation ............    65,911,825      75,190,893       90,337,083
   Operations and maintenance ..    47,903,499      42,650,757       30,167,446
   Taxes and licenses ..........     6,188,628       5,952,448        5,934,644
   Insurance and claims ........     7,618,919       6,706,247        5,742,167
   Communications and utilities      2,902,496       2,952,394        2,628,494
   Depreciation ................    17,000,927      16,284,550       16,215,587
   Other operating expenses ....     6,814,399       6,505,174        5,941,411
   (Gain) loss on disposal of
     fixed assets ..............        14,442      (1,511,587)        (927,548)
                                 -------------   -------------    -------------
                                   241,998,322     228,577,417      216,297,715
                                 -------------   -------------    -------------

   Operating income ............    52,618,941      46,250,134       44,706,407
Interest income ................     4,434,914       5,725,551        5,952,741
                                 -------------   -------------    -------------
   Income before income taxes ..    57,053,855      51,975,685       50,659,148
Income taxes ...................    19,398,239      17,671,725       17,535,710
                                 -------------   -------------    -------------

   Net income .................. $  37,655,616   $  34,303,960    $  33,123,438
                                 =============   =============    =============

Basic earnings per share ....... $        0.75   $        0.68    $        0.57
                                 =============   =============    =============

Basic weighted average shares
  outstanding ..................    50,000,000      50,341,771       57,871,465
                                 =============   =============    =============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              Capital    Additional
                               Stock,     Paid-In      Retained
                               Common     Capital      Earnings       Total
                             ---------  -----------  ------------ -------------
Balance, December 31, 1998   $ 300,000  $ 6,608,170  $179,939,743  $186,847,913
Repurchase of common stock     (35,397)               (45,096,403)  (45,131,800)
Net income ...............         --           --     33,123,438    33,123,438
                             ---------  -----------  ------------  ------------
Balance, December 31, 1999     264,603    6,608,170   167,966,778   174,839,551
Repurchase of common stock     (10,937)         --    (13,998,963)  (14,009,900)
Net income ...............         --           --     34,303,960    34,303,960
                             ---------  -----------  ------------  ------------
Balance, December 31, 2000     253,666    6,608,170   188,271,775   195,133,611
Stock splits (Note 6) ....     246,334          --       (246,334)          --
Net income ...............         --           --     37,655,616    37,655,616
                             ---------  -----------  ------------  ------------
Balance, December 31, 2001   $ 500,000  $ 6,608,170  $225,681,057  $232,789,227
                             =========  ===========  ============  ============

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                       -----------------------------------------------
                                                            2001             2000             1999
                                                       -------------    -------------    -------------
OPERATING ACTIVITIES
Net income .........................................   $  37,655,616    $  34,303,960    $  33,123,438
Adjustments to reconcile to net cash provided
   by operating activities:
   Depreciation and amortization ...................      17,779,043       17,217,526       17,312,033
   Deferred income taxes ...........................       2,993,000        1,478,000         (467,000)
   (Gain) loss on disposal of fixed assets .........          14,442       (1,511,587)        (906,600)
   Changes in certain working capital items:
     Trade receivables .............................        (745,754)      (1,475,973)      (2,087,502)
     Prepaids ......................................        (296,632)      (2,125,626)        (851,922)
     Other current assets ..........................         183,383           31,199          (53,330)
     Accounts payable and accrued expenses .........       1,594,686        2,349,670       (1,851,091)
     Accrued income taxes ..........................       2,074,516         (355,459)       1,395,840
                                                       -------------    -------------    -------------
Net cash provided by operating activities ..........      61,252,300       49,911,710       45,613,866
                                                       -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment .......         402,113        2,163,324        1,585,623
Capital additions ..................................     (29,104,777)     (36,335,347)     (18,613,595)
Net maturities (purchases) of municipal bonds ......     (40,281,980)         500,000         (500,000)
Other ..............................................         499,410         (413,767)        (177,632)
                                                       -------------    -------------    -------------
Net cash used in investing activities ..............     (68,485,234)     (34,085,790)     (17,705,604)
                                                       -------------    -------------    -------------
FINANCING ACTIVITIES
Repurchase of common stock .........................            --        (14,009,900)     (45,131,800)
                                                       -------------    -------------    -------------
Net cash used in financing activities ..............            --        (14,009,900)     (45,131,800)
                                                       -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents      (7,232,934)       1,816,020      (17,223,538)
CASH AND CASH EQUIVALENTS
Beginning of year ..................................     128,027,076      126,211,056      143,434,594
                                                       -------------    -------------    -------------
End of year ........................................   $ 120,794,142    $ 128,027,076    $ 126,211,056
                                                       =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes ....................................   $  14,330,723    $  16,549,184    $  16,606,870
Noncash investing activities:
   Book value of revenue equipment traded ..........   $  11,516,930    $  12,202,753    $   4,868,860

The accompanying notes are an integral part of these financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies

Nature of Business:

     Heartland Express, Inc., (the "Company") is a short-to-medium-haul, truckload carrier of general commodities. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains, with selected service to the West. The Company operates the business as one reportable segment.

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

Investments:

     Substantially all investments represent fixed rate municipal demand bonds or municipal demand bond funds with a maturity of one year or less. These investments are held to maturity and stated at amortized cost. Due to the short maturity term of these investments, amortized cost approximates fair value. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

     Operating revenues are recognized on the date the freight is delivered and expenses are recognized as incurred.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. For revenue equipment purchased after January 1, 2000 the trailers are depreciated with a $6,000 salvage value and the tractors with a $15,000 salvage value. Previously, trailers were depreciated to a salvage value of up to 30% based upon when they were put in service and we assumed no salvage value for tractors.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Goodwill:

     In the third quarter of 2001,  the  Financial  Accounting  Standards  Board
(FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, that will be adopted by the Company on January 1, 2002. SFAS No. 142 requires that upon adoption and at least annually, the Company assess goodwill impairment by applying a fair value based test. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization resulting in a decrease in annualized operating expenses of $778,116.

Earnings Per Share:

     Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share is not applicable.

Note 2.  Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 38%, 35%, and 34% of revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2001, 2000 and 1999. Annual revenues for this customer were $45.0 million, $43.0 million, and $37.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                      2001              2000
                                                  ------------     ------------
Deferred income tax liabilities,
  related to property and equipment               $ 20,996,000     $ 17,491,000
                                                  ============     ============
Deferred income tax assets:
   Allowance for doubtful accounts                $    153,000     $    153,000
   Accrued expenses                                  2,262,000        2,219,000
   Insurance accruals                               13,562,000       13,262,000
   Other                                             1,381,000        1,212,000
                                                  ------------     ------------
   Deferred income tax assets                     $ 17,358,000     $ 16,846,000
                                                  ============     ============

The income tax provision is as follows:

                                     2001              2000             1999
                                 ------------     ------------     ------------
Current income taxes:
Federal                          $ 15,357,642     $ 14,846,728     $ 17,008,402
State                               1,047,597        1,346,997          994,308
                                 ------------     ------------     ------------
                                   16,405,239       16,193,725       18,002,710
                                 ------------     ------------     ------------
Deferred income taxes:
Federal                             3,027,000        1,574,000         (448,000)
State                                 (34,000)         (96,000)         (19,000)
                                 ------------     ------------     ------------
                                    2,993,000        1,478,000         (467,000)
                                 ------------     ------------     ------------
Total                            $ 19,398,239     $ 17,671,725     $ 17,535,710
                                 ============     ============     ============


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                          2001          2000           1999
                                      -----------    -----------    -----------

Federal tax at statutory rate (35%)   $19,968,849    $18,191,490    $17,730,702
State taxes, net of federal benefit       502,000        340,000        607,000
Non-taxable interest income            (1,458,000)    (1,725,000)    (1,750,000)
Other                                     385,390        865,235        948,008
                                      -----------    -----------    -----------
                                      $19,398,239    $17,671,725    $17,535,710
                                      ===========    ===========    ===========

Note 4.  Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $24,969 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2005 and contains a five-year renewal option. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.

     The total minimum rental commitment under the building lease is as follows:

                            Year Ending December 31:

                            2002          $  299,625
                            2003             299,625
                            2004             299,625
                            2005             124,844
                                         -----------
                                         $ 1,023,719
                                         ===========

     Rent expense paid to the Company's president totaled $299,625 for the year ended December 31, 2001, $292,281 for the year ended December 31, 2000, and $282,000 for the year ended December 31, 1999. The Company also maintains cash accounts with a bank owned by the Company's president.

Note 5.  Accident and Workers' Compensation Claims

     The Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by an insurance underwriter.

     The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $300,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $4.9 million in connection with its liability and workers' compensation insurance arrangements. Deposits of $765,000 are included in Other Assets on the balance sheet.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Accrued claims are determined based on management's estimates of the nature and severity of the claim. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.  Stockholders' Equity

     The Company purchased 6,977,211 shares of its common stock for $45,131,800 on October 26, 1999 and 2,155,735 shares of its common stock for $14,009,900 on February 28, 2000. The shares have been reported as retired in the accompanying financial statements.

     On May 10, 2001 the Company's Board of Directors approved a five-for-four split of the Company's common stock effected in the form of a 25% stock dividend for stockholders of record as of May 21, 2001. A total of 6,341,549 common shares were issued in this transaction. On January 28, 2002 the Company's Board of Directors approved a two and seven tenths-for-one and seven tenths split of the Company's common stock effected in the form of a 57.7% stock dividend for stockholders of record as of February 8, 2002. A total of 18,291,869 common shares were issued in this transaction. The effect of the stock dividends have been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2001, and in all share and per share data in the accompanying consolidated financial statements, Notes to Financial Statements and supplemental data.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase shares of the Company's common stock with an aggregate purchase price of $5 million. No shares were purchased during 2001, and the authorization to repurchase remains open at December 31, 2001.

Note 7.  Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan for substantially all employees who have completed one year of service. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Company may make discretionary profit sharing and matching contributions. Company contributions totaled $497,000, $255,000, and $501,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.  Commitments and Contingencies

     On January 7, 2002, the Owner-Operators Independent Drivers Association, Inc. served a lawsuit against the Company in the United States District Court for the Southern District of Iowa. The lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit seeks unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. The Company intends to defend the lawsuit vigorously. In addition, various claims and legal actions, from the normal course of business, are pending against the Company. In management's opinion, the resolution of these matters will not materially impact the Company's financial condition or results of operations.


Note 9.  Quarterly Financial Information (Unaudited)

                                     First      Second       Third      Fourth
                                   ---------------------------------------------
                                       (In Thousands, Except Per Share Data)
Year ended December 31, 2001
   Operating revenue               $ 71,923    $ 75,251    $ 73,918    $ 73,525
   Operating income                  12,160      13,456      12,939      14,064
   Income before income taxes        13,529      14,634      13,962      14,929
   Net income                         8,929       9,658       9,215       9,853
   Basic earnings per share            0.18        0.19        0.18        0.20

Year ended December 31, 2000
   Operating revenue               $ 67,190    $ 69,262    $ 68,107    $ 70,269
   Operating income                  12,529      12,121      11,119      10,481
   Income before income taxes        13,852      13,450      12,712      11,962
   Net income                         9,142       8,877       8,390       7,895
   Basic earnings per share            0.18        0.18        0.17        0.16

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A              Column B         Column C          Column D    Column E
---------------------------------------------------------------------------------------------------------------------
                                                Charges To
                                            --------------------
                               Balance At      Cost                            Balance
                                Beginning       And      Other                  At End
        Description             of Period     Expense   Accounts   Deductions  of Period
---------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 2001     $402,812    $178,457    $  -       $178,457    $402,812
Year ended December 31, 2000      402,812     251,555       -        251,555     402,812
Year ended December 31, 1999      402,812       4,147       -          4,147     402,812