Form 10-Q
period 2002-03-31
HEARTLAND EXPRESS INC
filed 2002-05-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2002                  Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                            93-0926999
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                           52241
(Address of Principal Executive Office)                        (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728

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

At March 31, 2002, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1.   Financial Statements

          Consolidated Balance Sheets
           March 31, 2002 (unaudited) and
           December 31, 2001                                            1-2
          Consolidated Statements of Income
           (unaudited) for the Three Months
           Ended March 31, 2002 and 2001                                 3
          Consolidated Statements of Cash Flows
           (unaudited) for the Three Months Ended
           March 31, 2002 and 2001                                       4
          Notes to Consolidated Financial Statements                    5-6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   6-9


Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                            10


                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings                                             11

Item 2.   Changes in Securities                                         11

Item 3.   Defaults Upon Senior Securities                               11

Item 4.   Submission of Matters to a Vote of                            11
           Security Holders

Item 5.   Other Information                                             11

Item 6.   Exhibits and Reports on Form 8-K                             11-13

Signature                                                               14

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               ASSETS
                                                   March 31,        December 31,
                                                     2002              2001
                                                 -------------     -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                      $ 129,469,003     $ 120,794,142

  Investments                                       41,968,761        40,281,980

  Trade receivables, less allowance:
  $402,812 at both 2002 and 2001                    26,593,701        25,700,435

  Prepaid tires                                      3,558,726         4,077,276

  Deferred income taxes                             18,032,000        17,358,000

  Other current assets                               2,215,498           144,890
                                                 -------------     -------------

     Total current assets                          221,837,689       208,356,723
                                                 -------------     -------------

PROPERTY AND EQUIPMENT

  Land and land improvements                         4,402,820         4,402,820

  Buildings                                          8,532,621         8,532,621

  Furniture and fixtures                             1,410,749         1,300,848

  Shop and service equipment                         1,425,355         1,453,755

  Revenue equipment                                134,814,313       133,902,094
                                                 -------------     -------------

                                                   150,585,858       149,592,138

  Less accumulated depreciation                     46,564,556        47,473,283
                                                 -------------     -------------

  Property and equipment, net                      104,021,302       102,118,855
                                                 -------------     -------------

OTHER ASSETS                                         3,910,380         3,762,832
                                                 -------------     -------------

                                                 $ 329,769,371     $ 314,238,410
                                                 =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  March 31,        December 31,
                                                     2002              2001
                                                 -------------     -------------
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued liabilities       $   6,460,814     $   7,073,957

  Compensation and benefits                          6,299,184         6,383,984

  Income taxes payable                              11,620,361         6,693,398

  Insurance accruals                                37,079,412        36,443,348

  Other accruals                                     4,409,176         3,858,496
                                                 -------------     -------------

     Total current liabilities                      65,868,947        60,453,183
                                                 -------------     -------------

DEFERRED INCOME TAXES                               21,540,000        20,996,000
                                                 -------------     -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:

  Preferred, $.01 par value; authorized
    5,000,000 shares; none issued                       -                 -
  Common, $.01 par value; authorized
    395,000,000 shares; issued and
    outstanding 50,000,000                             500,000           500,000

  Additional paid-in capital                         8,603,762         6,608,170

  Retained earnings                                235,218,994       225,681,057
                                                 -------------     -------------

                                                   244,322,756       232,789,227

  Less unearned compensation                        (1,962,332)           -
                                                 -------------     -------------

                                                   242,360,424       232,789,227
                                                 -------------     -------------

                                                 $ 329,769,371     $ 314,238,410
                                                 =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     2002               2001
                                                 -------------     -------------

OPERATING REVENUE                                $  73,270,242     $  71,923,347
                                                 -------------     -------------

OPERATING EXPENSES:

  Salaries, wages, and benefits                     23,274,625        21,251,332

  Rent and purchased transportation                 14,924,660        16,879,169

  Operations and maintenance                        11,427,919        12,061,535

  Taxes and licenses                                 1,607,108         1,385,155

  Insurance and claims                               1,842,075         1,681,071

  Communications and utilities                         669,994           832,184

  Depreciation                                       3,900,129         4,183,579

  Other operating expenses                           1,923,805         1,534,166

  (Gain) loss on disposal of fixed assets                6,616          (44,881)
                                                 -------------     -------------

                                                    59,576,931        59,763,310
                                                 -------------     -------------

       Operating income                             13,693,311        12,160,037

  Interest income                                      758,109         1,368,807
                                                 -------------     -------------

  Income before income taxes                        14,451,420        13,528,844

  Federal and state income taxes                     4,913,483         4,599,806
                                                 -------------     -------------

  Net income                                     $   9,537,937     $   8,929,038
                                                 =============     =============

  Net income per common share:
   Basic net income per share                           $ 0.19            $ 0.18
                                                 =============     =============

  Basic weighted average shares outstanding         50,000,000        50,000,000
                                                 =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                       2002            2001
                                                    -----------     -----------
OPERATING ACTIVITIES
  Net income                                       $  9,537,937    $  8,929,038
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                     3,900,129       4,378,108
    Deferred income taxes                              (130,000)        295,000
    Unearned compensation                                33,260             -
    Gain (loss) on disposal of fixed assets               6,616         (44,881)
    Changes in certain working capital items:
      Trade receivables                                (893,266)     (4,267,573)
      Other current assets                           (2,024,867)     (1,656,715)
      Prepaid tires                                     518,550        (496,296)
      Accounts payable and accrued liabilities        2,553,222         206,903
      Accrued income taxes                            4,926,963       4,225,540
                                                   ------------    ------------
  Net cash provided by operating activities          18,428,544      11,569,124
                                                   ------------    ------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment            5,633         182,795
  Purchase of property and equipment                 (7,924,987)     (6,865,370)
  Purchase of municipal bonds                        (1,686,781)     (2,045,270)
  Increase in other assets                             (147,548)        (85,698)
                                                   ------------    ------------
  Net cash used in investing activities              (9,753,683)     (8,813,543)
                                                   ------------    ------------
  Net increase in cash and cash equivalents           8,674,861       2,755,581

CASH AND CASH EQUIVALENTS
  Beginning of year                                 120,794,142     128,027,076
                                                   ------------    ------------
  End of quarter                                   $129,469,003    $130,782,657
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                  $    116,520    $     79,266
  Noncash investing activities:
     Book value of revenue equipment traded           2,478,132       4,486,321


The accompany notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Heartland Express, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Heartland" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2.  Commitments and Contingencies

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

Note 3.  Segment Information

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

Note 4.  Recapitalization and Stock Split

     On January 28, 2002, the Board of Directors approved an approximate three for two stock split, effected in the form of a 57.68826 percent stock dividend. The stock split occurred on February 19, 2002, to stockholders of record on the close of business on February 8, 2002. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock split for all periods presented.

     On March 7, 2002, the principal stockholder awarded 90,750 shares of his common stock to key employees of the Company. The shares will vest to them over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares was treated as a contribution of capital and is being amortized over the five year vesting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in the section entitled "Factors That May Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements contained in this Quarterly report.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                         Three months Ended
                                                              March 31,
                                                         2002           2001
                                                        -------       -------
Operating revenue                                        100.0%        100.0%
                                                        -------       -------
Operating expenses:
   Salaries, wages, and benefits                          31.8%         29.6%
   Rent and purchased transportation                      20.4          23.5
   Operations and maintenance                             15.6          16.8
   Taxes and licenses                                      2.2           1.9
   Insurance and claims                                    2.5           2.3
   Communications and utilities                            0.9           1.2
   Depreciation                                            5.3           5.8
   Other operating expenses                                2.6           2.1
   (Gain) loss on disposal of fixed assets                (0.0)         (0.1)
                                                        -------       -------
   Total operating expenses                               81.3%         83.1%

                                                        -------       -------
      Operating income                                    18.7%         16.9%
Interest income                                            1.0           1.9
                                                        -------       -------
      Income before income taxes                          19.7%         18.8%
Federal and state income taxes                             6.7           6.4
                                                        -------       -------
      Net income                                          13.0%         12.4%
                                                        =======       =======

     The following is a discussion of the results of operations of the quarter ended March 31, 2002 compared with the same period in 2001, and the changes in financial condition through the first quarter of 2002.

     Operating revenue increased $1.4 million (1.9%), to $73.3 million in the first quarter of 2002 from $71.9 million in the first quarter of 2001. The Company's revenue, before fuel surcharge, increased 5.8% over the same period in 2001. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for the first quarter of 2001 was positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $2.0 million (9.5%), to $23.3 million in the first quarter of 2002 from $21.3 million in the first quarter of 2001. As a percentage of revenue, salaries, wages and benefits increased to 31.8% in 2002 from 29.5% in 2001. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company owned tractor fleet. During the first quarter of 2002, employee drivers accounted for 70% and independent contractors 30% of the total fleet miles, compared with 67% and 33%, respectively, in the first quarter of 2001. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the 2001 period. In addition, health insurance costs increased due to a higher self-insurance retention level assumed by the Company in comparison to the first quarter of 2001.

     Rent and purchased transportation decreased $2.0 million (11.6%), to $14.9 million in the first quarter of 2002 from $16.9 million in the first quarter of 2001. As a percentage of revenue, rent and purchased transportation decreased to 20.4% in the first quarter of 2002 from 23.5% in the first quarter of 2001. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation, before fuel surcharge, decreased 5.1% over the same period in 2001. During the 2001 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance decreased $0.6 million (5.3%) to $11.4 million in the first quarter of 2002 from $12.0 million in the first quarter of 2001. As a percentage of revenue, operations and maintenance decreased to 15.6% in the first quarter of 2002 from 16.8% during the first quarter of 2001. These decreases were primarily the result of lower fuel cost per gallon experienced in the first quarter of 2002.

     Taxes and licenses increased $0.2 million (16.0%), to $1.6 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001. As a percentage of revenue, taxes and licenses increased to 2.2% in 2002 from 1.9% during the first quarter of 2001. These increases were primarily attributable to the growth in fleet miles.

     Insurance and claims increased $0.2 million (9.6%), to $1.8 million in the first quarter of 2002 from $1.6 million in the first quarter of 2001. As a percentage of revenue, insurance and claims increased to 2.5% in the first quarter of 2002 from 2.3% in the first quarter of 2001. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.1 million (19.5%), to $0.7 million in 2002 from $0.8 million in 2001. As a percentage of revenue, communications and utilities decreased to 0.9% in the first quarter of 2002 from 1.2% in the first quarter of 2001.

     Depreciation decreased $0.3 million (6.8%) to $3.9 million during the first quarter of 2002 from $4.2 million in the first quarter of 2001. As a percentage of revenue, depreciation decreased to 5.3% in 2002 from 5.8% during the first quarter of 2001. The decrease is a result of replacing tractors without salvage values with new tractors with salvage values.

     Other operating expenses increased $0.4 million (25.4%) to $1.9 million during the first quarter of 2002 from $1.5 million during the first quarter 2001. As a percentage of revenue, other operating expenses increased to 2.6% in the first quarter of 2002 from 2.1% in the first quarter of 2001. The increase was primarily due to an increase in bad debt expense. Other operating expenses additionally consist of pallet cost, driver recruiting expense, and administrative costs.

     Interest income decreased $0.6 (44.6%) to $0.8 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest income has been negatively impacted by Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate was 34.0% for both the three month periods ended March 31, 2002 and 2001. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.3% during the first quarter of 2002 compared with 83.1% during the first quarter of 2001. Net income increased $0.6 million (6.8%), to $9.5 million during the first quarter of 2002 from $8.9 million during the first quarter of 2001.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2002, was net cash provided by operating activities of $18.4 million compared to $11.6 million in the corresponding 2001 period.

     Capital   expenditures  for  property  and  equipment,   primarily  revenue
equipment net of trade-ins, totaled $7.9 million for the first three months of 2002 compared to $6.9 million for the same period in 2001.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term which are expected to be funded by cash flow provided by operations and from cash, cash equivalents, and investments on hand. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Factors That May Affect Future Results

     The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company's profitability.

Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect the Company's customers and the Company's growth and revenues, if customers reduce their demand for transportation services. Customers encountering adverse economic conditions represent a greater potential for loss, and the Company may be required to increase its reserve for bad debt losses. Weakness in customer demand for the Company's services or in the general rate environment may also restrain the Company's ability to increase rates or obtain fuel surcharges.

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, paper products, retail goods, and packages foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries served. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs in colder weather and higher fuel consumption due to increased engine idling.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, the Company adopted FAS 142 effective January 1, 2002. The result of the application of the non-amortization provisions of FAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, the Company has goodwill with a net book value of approximately $415,000. Pursuant to FAS 142, the Company will complete its test for goodwill impairment during 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sales (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sales". The Company adopted this statement January 1, 2002 and it did not have a material impact.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2002 have an original maturity of six months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of March 31, 2002 and therefore, has no market risk related to debt.

     As of March 31, 2002, the Company has no derivative financial instruments to reduce its exposure to diesel fuel price fluctuations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. None of the proceedings would result in a claim for damages in excess of 10 percent of the current assets of the Company. These proceedings primarily involve personnel matters and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions.

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits required by Item 601 of Regulations S-K




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

(b)  Reports on Form 8-K

(i) Report on Form 8-K, dated January 10, 2002, reporting the following events. A lawsuit against the Company served on January 7, 2002 by the Owner Operators Independent Drivers Association, Inc. on behalf of certain owner-operators. News releases dated January 10, 2002 announcing the fourth quarter of 2001 earnings expectations and the filing of a registration statement on Form S-3 with the Securities and Exchange Commission.
(ii) Report on Form 8-K, dated January 14, 2002, containing Heartland's news release dated January 14, 2002, announcing the earnings release for the fourth quarter of 2001.
(iii)Report on Form 8-K, dated January 17, 2002, correcting a date on the January 10, 2002 Form 8-K.
(iv) Report on Form 8-K, dated January 28, 2002, announcing the declaration of a stock dividend with an effective date of February 19, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HEARTLAND EXPRESS, INC.

Date: May 10, 2002                                  BY:  /s/  John P. Cosaert
                                                          JOHN P. COSAERT
                                                    Chief Financial Officer and
                                                    Principal Financial Officer


















                                 END OF FILING