Form 10-Q
period 2002-06-30
HEARTLAND EXPRESS INC
filed 2002-08-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     June 30, 2002               Commission File No.   0-15087


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

Yes  [ X ]                    No [   ]

At June 30, 2002, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.     Financial Statements

            Consolidated Balance Sheets
              June 30, 2002 (unaudited) and
              December 31, 2001                                         2 - 3
            Consolidated Statements of Income
              (unaudited) for the Three and Six  Months
              ended June 30, 2002 and 2001                                4
            Consolidated Statements of Cash Flows
              (unaudited) for the Six Months ended
              June 30, 2002 and 2001                                      5
            Notes to Consolidated Financial Statements                  6 - 7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                7 - 12

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk                                          13


                                     PART II

                                OTHER INFORMATION


Item 1.     Legal Proceedings                                            14

Item 2.     Changes in Securities                                        14

Item 3.     Defaults Upon Senior Securities                              14

Item 4.     Submission of Matters to a Vote of                           14
            Security Holders

Item 5.     Other Information                                            14

Item 6.     Exhibits and Reports on Form 8-K                           14 - 16

Signature                                                                17

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                 ASSETS                                 June 30,    December 31,
                                                         2002           2001
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents ......................  $113,693,870   $120,794,142

   Investments ....................................    36,945,065     40,281,980

   Trade receivables, less allowance:
   $402,812 at both 2002 and 2001 .................    33,662,693     25,700,435

   Prepaid tires ..................................     3,648,246      4,077,276

   Deferred income taxes ..........................    18,949,000     17,358,000

   Other current assets ...........................     2,229,898        144,890
                                                     ------------   ------------
      Total current assets ........................   209,128,772    208,356,723
                                                     ------------   ------------
PROPERTY AND EQUIPMENT

   Land and land improvements .....................     4,402,820      4,402,820

   Buildings ......................................     8,532,621      8,532,621

   Furniture and fixtures .........................     1,414,094      1,300,848

   Shop and service equipment .....................     1,438,955      1,453,755

   Revenue equipment ..............................   156,328,909    133,902,094
                                                     ------------   ------------
                                                      172,117,399    149,592,138

   Less accumulated depreciation ..................    43,391,716     47,473,283
                                                     ------------   ------------
   Property and equipment, net ....................   128,725,683    102,118,855
                                                     ------------   ------------
OTHER ASSETS, net .................................     8,366,450      3,762,832
                                                     ------------   ------------
                                                     $346,220,905   $314,238,410
                                                     ============   ============








The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable & accrued liabilities ........    $ 10,983,413  $  7,073,957

   Compensation & benefits .......................       7,165,744     6,383,984

   Income taxes payable ..........................       8,467,288     6,693,398

   Insurance accruals ............................      39,088,872    36,443,348

   Other .........................................       4,459,897     3,858,496
                                                      ------------  ------------
      Total current liabilities ..................      70,165,214    60,453,183
                                                      ------------  ------------
DEFERRED INCOME TAXES ............................      22,570,000    20,996,000
                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Capital Stock:

   Preferred, $.01 par value; authorized
     5,000,000 share; none issued ................            --             --

   Common, $.01 par value; authorized
     395,000,000 shares; issued and
     outstanding 50,000,000 ......................         500,000       500,000

   Additional paid-in capital ....................       8,603,762     6,608,170

   Retained earnings .............................     246,244,482   225,681,057
                                                      ------------  ------------
                                                       255,348,244   232,789,227
   Less unearned compensation ....................      (1,862,553)          --
                                                      ------------  ------------
                                                       253,485,691   232,789,227
                                                      ------------  ------------
                                                      $346,220,905  $314,238,410
                                                      ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended                Six months ended
                                                      June 30,                         June 30,

                                                 2002            2001            2002            2001

OPERATING REVENUE .......................   $  84,359,840   $  75,251,349   $ 157,630,082   $ 147,174,696
                                            -------------   -------------   -------------   -------------
OPERATING EXPENSES:

   Salaries, wages, and benefits ........   $  26,315,038   $  21,967,432   $  49,589,663   $  43,218,764

   Rent and purchased transportation ....      16,738,604      17,310,323      31,663,264      34,189,492

   Operations and maintenance ...........      13,651,365      12,247,943      25,079,284      24,309,478

   Taxes and licenses ...................       1,689,400       1,517,960       3,296,508       2,903,115

   Insurance and claims .................       2,983,966       1,984,443       4,842,636       3,725,396

   Communications and utilities .........         659,332         789,470       1,329,326       1,621,654

   Depreciation .........................       4,461,581       4,261,061       8,361,710       8,444,640

   Other operating expenses .............       1,866,942       1,716,914       3,790,747       3,251,080

   (Gain) loss on sale of fixed assets ..          10,492            --               513        (104,763)
                                            -------------   -------------   -------------   -------------
                                               68,376,720      61,795,546     127,953,651     121,558,856
                                            -------------   -------------   -------------   -------------
            Operating income ............      15,983,120      13,455,803      29,676,431      25,615,840

   Interest income ......................         722,163       1,177,855       1,480,272       2,546,662
                                            -------------   -------------   -------------   -------------
      Income before income taxes ........      16,705,283      14,633,658      31,156,703      28,162,502

   Income taxes .........................       5,679,795       4,975,445      10,593,278       9,575,251
                                            -------------   -------------   -------------   -------------
      Net income ........................   $  11,025,488       9,658,213   $  20,563,425   $  18,587,251
                                            =============   =============   =============   =============

   Earnings per common share:

       Basic and diluted earnings
          per share .....................   $        0.22   $        0.19   $        0.41   $        0.37
                                            =============   =============   =============   =============

   Basic weighted average shares
      outstanding........................      50,000,000      50,000,000      50,000,000      50,000,000
                                            =============   =============   =============   =============







The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                     2002              2001
                                                 -------------    --------------
OPERATING ACTIVITIES
   Net income .................................  $  20,563,425    $  18,587,251
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization ...........      8,363,377        8,833,698
      Deferred income taxes ...................        (17,000)         670,000
      Unearned compensation ...................        133,039             --
      (Gain) loss on disposal of fixed assets .        106,006          (35,458)
      Changes in certain working capital items:
         Trade receivables ....................     (7,962,258)      (4,970,600)
         Other current assets .................     (2,085,008)      (1,209,236)
         Prepaid expenses .....................        429,030         (592,604)
         Accounts payable and accrued expenses.      7,107,203        1,491,746
         Accrued income taxes .................      1,773,890        3,252,540
                                                 -------------    --------------
      Net cash provided by operating activities     28,411,704       26,027,337
                                                 -------------    --------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment        516,874          182,795
   Capital additions ..........................    (34,760,480)     (16,833,513)
   Net maturities (purchases) of municipal
   bonds ......................................      3,336,915       (8,354,526)
   Increase in other assets ...................     (4,605,285)        (160,535)
                                                 -------------    --------------
   Net cash used in investing activities ......    (35,511,976)     (25,165,779)
                                                 -------------    --------------
   Net increase (decrease) in cash and
   cash equivalents ...........................     (7,100,272)         861,558

CASH AND CASH EQUIVALENTS
   Beginning of period ........................    120,794,142      128,027,076
                                                 -------------    --------------
   End of period ..............................  $ 113,693,870    $ 128,888,634
                                                 =============    ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes ............................  $   8,836,388    $   5,652,711
   Noncash investing activities:
      Book value of revenue equipment traded ..  $   7,398,759    $   6,944,787











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

Note 3.  Segment Information

     The Company has nine operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

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

     On March 7, 2002, the principal stockholder awarded 90,750 shares of his common stock to key employees of the Company. The shares will vest to them over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares was treated as a contribution of capital and is being amortized over the five-year vesting period as compensation.

Note 5.  Acquisition

     The Company acquired the trucking assets of a Virginia-based truckload carrier during the quarter ended June 30, 2002. The Company's consolidated financial statements include the operations of this division from June 1, 2002, the date of acquisition. The acquired assets were recorded at their estimated fair values at the acquisition date in accordance with Financial Accounting Standards Board No. 141 (FAS 141), "Business Combinations". Goodwill was recorded in "Other assets, net" for the amount the purchase price exceeded the fair value. The amount paid for the acquisition did not exceed 10 percent of the Company's total assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statement concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in the section entitled "Factors That May Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements contained in this Quarterly report.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                            2002     2001       2002       2001
                                          -------   -------   -------    -------
Operating revenue......................    100.0%    100.0%    100.0%     100.0%
                                          -------   -------   -------    -------
Operating expenses:
   Salaries, wages, and benefits.......     31.2%     29.2%     31.5%      29.4%
   Rent and purchased transportation...     23.0      20.1      23.2       19.8
   Operations and maintenance..........     16.2      16.3      15.9       16.5
   Taxes and licenses..................      2.0       2.0       2.1        2.0
   Insurance and claims................      3.5       2.6       3.1        2.5
   Communications and utilities........      0.8       1.0       0.8        1.1
   Depreciation........................      5.7       5.3       5.7        5.3
   Other operating expenses............      2.2       2.3       2.4        2.2
   (Gain) on sales of fixed assets.....       -         -         -          -
                                          -------   -------   -------    -------
   Total operating expenses............     81.1%     82.1%     81.2%      82.6%
                                          -------   -------   -------    -------
       Operating income................     18.9%     17.9%     18.8%      17.4%
Interest income........................      0.9       1.5       0.9        1.7
                                          -------   -------   -------    -------
       Income before income taxes......     19.8%     19.4%     19.7%      19.1%
Income taxes...........................      6.7       6.6       6.7        6.5
                                          -------   -------   -------    -------
       Net income......................     13.1%     12.8%     13.0%      12.6%
                                          =======   =======   =======    =======

     The following is a discussion of the results of operations of the three and six month periods ended June 30, 2002 compared with the same periods in 2001, and the changes in financial condition through the second quarter of 2002.

Three Months Ended June 30, 2002 and 2001

     Operating revenue increased $9.1 million (12.1%), to $84.4 million in the second quarter of 2002 from $75.3 million in the second quarter of 2001. The Company's operating revenue, before fuel surcharges, increased 14.7% over the same period in 2001. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for both periods, was positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $4.3 million (19.8%), to $26.3 million in the second quarter of 2002 from $22.0 million in the second quarter of 2001. As a percentage of revenue, salaries, wages and benefits increased to 31.2% in 2002 from 29.2% in 2001. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the second quarter of 2002, employee drivers accounted for 71% and independent contractors 29% of the total fleet miles, compared with 67% and 33%, respectively, in the second quarter of 2001. The Company also experienced an increase in the frequency and severity of workers' compensation claims in comparison to the 2001 period.

     Rent and purchased transportation decreased $0.6 million (3.3%), to $16.7 million in the second quarter of 2002 from $17.3 million in the second quarter of 2001. As a percentage of revenue, rent and purchased transportation decreased to 19.8% in the second quarter of 2002 from 23.0% in the second quarter of 2001. This reflects the Company's decreased reliance upon independent contractors. During the 2001 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $1.4 million (11.5%) to $13.6 million in the second quarter of 2002 from $12.2 million in the second quarter of 2001. This increase is attributable to increased reliance on the Company owned fleet. As a percentage of revenue, operations and maintenance decreased to 16.2% during the second quarter of 2002 from 16.3% in the second quarter of 2001.

     Taxes and licenses increased $0.2 million (11.3%), to $1.7 million in the second quarter of 2002 from $1.5 million in the second quarter of 2001. This increase is primarily attributable to the growth in fleet miles. As a percentage of revenue, taxes and licenses remained constant at 2.0% in the second quarter of 2002 and 2001.

     Insurance and claims increased $1.0 million (50.4%), to $3.0 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001. As a percentage of revenue, insurance and claims increased to 3.5% in the second quarter of 2002 from 2.6% in the second quarter of 2001. The frequency of property damage and related cargo damage claims increased. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.1 million (16.5%), to $0.7 million in the 2002 period from $0.8 million in the 2001 period. As a percentage of revenue, communications and utilities decreased to 0.8% in the second quarter of 2002 from 1.0% in the second quarter of 2001.

     Depreciation increased $0.2 million (4.7%) to $4.5 million during the second quarter of 2002 from $4.3 million in the second quarter of 2001. Depreciation increased because of increased reliance on company owned tractors and the replacement of fully depreciated trailers. As a percentage of revenue, depreciation decreased to 5.3% of revenue during the second quarter of 2002 from 5.7% during the second quarter of 2001.

     Other operating expenses increased $0.2 million (8.7%) to $1.9 million during the second quarter of 2002 from $1.7 million during the second quarter 2001. As a percentage of revenue, other operating expenses decreased to 2.2% during the second quarter of 2002 from 2.3% in the second quarter of 2001. Other operating expenses consists primarily of pallet cost, driver recruiting expense, and administrative costs.

     Interest income decreased $0.5 (38.7%) to $0.7 million in the second quarter of 2002 from $1.2 million in the second quarter of 2001. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both the three month period ended June 30, 2002 and 2001. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.1% during the second quarter of 2002 compared with 82.1% during the second quarter of 2001. Net income increased $1.3 million (14.2%), to $11.0 million during the second quarter of 2002 from $9.7 million during the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001

     Operating revenue increased $10.4 million (7.1%), to $157.6 million in the six months ended June 30, 2002 from $147.2 million in the 2001 period. The Company's operating revenues, before fuel surcharges, increased 10.4% over the compared 2001 period. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $6.4 million (14.7%), to $49.6 million in the six months ended June 30, 2002 from $43.2 million in the 2001 period. As a percentage of revenue, salaries, wages and benefits increased to 31.5% in 2002 from 29.4% in 2001. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the first six months of 2002, employee drivers accounted for 71% and independent contractors 29% of the total fleet miles, compared with 67% and 33%, respectively, in the compared 2001 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2001 period.

     Rent and purchased transportation decreased $2.5 million (7.4%), to $31.7 million in the first six months of 2002 from $34.2 million in the 2001 period. As a percentage of revenue, rent and purchased transportation decreased to 20.1% in the 2002 period from 23.2% in the compared 2001 period. This reflects the Company's decreased reliance upon independent contractors. During the 2001 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $0.8 million (3.2%) to $25.1 million in the six months ended June 30, 2002 from $24.3 million in the 2001 period. This increase is attributable to increased reliance on the Company owned fleet. As a percentage of revenue, operations and maintenance decreased to 15.9% in the 2002 period from 16.5% during the 2001 period.

     Taxes and licenses increased $0.4 million (13.6%), to $3.3 million in the first six months of 2002 from $2.9 million in the compared 2001 period. As a percentage of revenue, taxes and licenses increased to 2.1% in the 2002 period from 2.0% in the 2001 period. This increase is primarily attributable to the growth in fleet miles.

     Insurance and claims increased $1.1 million (30.0%), to $4.8 million in the first six months of 2002 from $3.7 million in the compared 2001 period. As a percentage of revenue, insurance and claims increased to 3.1% in the 2002 period from 2.5% in the 2001 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.3 million (18.0%), to $1.3 million in the 2002 period from $1.6 million in 2001 period. As a percentage of revenue, communications and utilities decreased to 0.8% in the 2002 period from 1.1% in the 2001 periods.

     Depreciation decreased $0.1 million (1.0%) to $8.3 million during the first six months of 2002 from $8.4 million in the compared 2001 period. As a percentage of revenue, depreciation decreased to 5.3% in the 2002 period from 5.7% in the 2001 periods. Depreciation expense decreased due to the replacement of tractors without a salvage value with new tractors with an assigned salvage value.

     Other operating expenses increased $0.5 million (16.6%) to $3.8 million during the first six months 2002 from $3.3 million during the compared 2001 period. As a percentage of revenue, other operating expenses increased to 2.4% in the 2002 period from 2.2% in the 2001 periods. Other operating expenses consists primarily of pallet cost, driver recruiting expense, goodwill, and administrative costs.

     Interest income decreased $1.1 (41.9%) to $1.5 million in the first six months of 2002 from $2.6 million in the compared 2001 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the six months ended June 30, 2002 and 2001. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.2% during the first six months of 2002 compared with 82.6% during the first six months of 2001. Net income increased $2.0 million (10.6%), to $20.6 million during the first six months of 2002 from $18.6 million during the compared 2001 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2002, was net cash provided by operating activities of $28.4 million compared to $26.0 million in the corresponding 2001 period.

     Capital   expenditures  for  property  and  equipment,   primarily  revenue
equipment net of trade-ins, totaled $34.8 million for the first six months of 2002 compared to $16.8 million for the same period in 2001.

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

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenues equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, paper products, retail goods, and packages foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, seasonal variations during and after the winter holiday season have historically results in reduced shipments by several industries served. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs in colder weather and higher fuel consumption due to increased engine idling.

Recently Issued Account Pronouncements

     In June 2001, the Financial Accounting Standards Board issued FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets, all goodwill amortization ceased effective January 1, 2002. The impact of ceasing amortization did not have a material impact on net income. The Company tested for impairment of its goodwill by comparing the fair value of the Company to its carrying value and determined that no impairment of goodwill existed. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment test annually during the fourth quarter.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sales (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted this statement January 1, 2002 and it did not have a material impact.

     In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associates with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of FAS 146 to have a material effect on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2002 have an original maturity of six months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of June 30, 2002 and therefore, has no market risk related to debt.

     As of June 30, 2002, the Company has no derivative financial instruments to reduce its exposure to diesel fuel price fluctuations.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal  Proceedings
          On June 21,  2002 a driver for the Company was  involved in a multiple
          (5) fatality accident in Knoxville, TN. Three lawsuits have been filed in U.S. District Court for the Eastern District of TN Northern Division of Knoxville, TN. The combined relief sought in the cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. No other action including governmental is contemplated.

          The Company is a party to ordinary, routine litigation and adminis-trative proceedings incidental to its business. None of the claims would materially impact net income or financial position. These proceedings primarily involve personnel matters and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions.

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

  9.1           Voting Trust Agreement dated              Incorporated by
                June 6, 1997 among the Gerdin             reference to the
                Educational Trusts and Larry              Company's Form 10-K
                Crouse, voting trustee.                   for the year ended
                                                          December 31, 1997.
                                                          Commission file no.
                                                          0-15087.

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

 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)           Reports on Form 8-K

                (i) Report on Form 8-K, dated April 8, 2002, announcing the appointment of KPMG LLP as independent auditors effective April 5, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.
  Dated: August 12, 2002                   By: /s/ Russell A. Gerdin
                                           Russell A. Gerdin
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                           By:  /s/  John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and financial
                                           officer)

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, and accompanies the quarterly report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of Heartland Express, Inc. (the "Issuer").

I, Russell A. Gerdin, President and Chief Executive Officer of the Issuer, certify that:

(i)  The Form 10-Q fully  complies  with the  requirements  of Section  13(a) or
     Section 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
(ii) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  August 12, 2002                    By: /s/ Russell A. Gerdin
                                           Russell A. Gerdin
                                           President and Chief Executive Officer
                                           (principal executive officer)





EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350, and accompanies the quarterly report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of Heartland Express, Inc (the "Issuer").

I, John P. Cosaert, Executive Vice President - Finance, Chief Financial Officer , and Treasurer of the Issuer, certify that:

(i)  The Form 10-Q fully  complies  with the  requirements  of Section  13(a) or
     Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and
(ii) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:   August 12, 2002                  By: /s/ John P. Cosaert
                                          John P. Cosaert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer, and Treasurer
                                          (principal accounting and financial
                                          officer)






                                 END OF FILING