Form 10-Q
period 2002-09-30
HEARTLAND EXPRESS INC
filed 2002-11-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     September 30, 2002          Commission File No.   0-15087


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

Yes  [ X ]                    No [   ]

At September 30, 2002, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.     Financial Statements

            Consolidated Balance Sheets
              September 30, 2002 (unaudited) and
              December 31, 2001                                           2 - 3
            Consolidated Statements of Income
              (unaudited) for the Three and Nine Months
              ended September 30, 2002 and 2001                             4
            Consolidated Statements of Cash Flows
              (unaudited) for the Nine Months ended
              September 30, 2002 and 2001                                   5
            Notes to Consolidated Financial Statements (unaudited)        6 - 7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  7 - 12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      13

Item 4.     Controls and Procedures                                         13


                                     PART II

                                OTHER INFORMATION


Item 1.     Legal Proceedings                                               14

Item 2.     Changes in Securities                                           14

Item 3.     Defaults Upon Senior Securities                                 14

Item 4.     Submission of Matters to a Vote of                              14
            Security Holders

Item 5.     Other Information                                               14

Item 6.     Exhibits and Reports on Form 8-K                                14

Signature                                                                   15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                           September 30,  December 31,
                                                         2002           2001
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents ......................   $132,940,674   $120,794,142

  Investments ....................................     23,315,543     40,281,980

  Trade receivables, less allowance of
    $650,000 in 2002 and $402,812 in 2001 ........     37,509,731     25,700,435

  Prepaid tires ..................................      4,245,680      4,077,276

  Deferred income taxes ..........................     19,582,000     17,358,000

  Other current assets ...........................      1,184,640        144,890
                                                     ------------   ------------

     Total current assets ........................    218,778,268    208,356,723
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

  Land and land improvements ......................     4,402,820      4,402,820

  Buildings .......................................     8,532,621      8,532,621

  Furniture and fixtures ..........................     1,414,094      1,300,848

  Shop and service equipment ......................     1,433,776      1,453,755

  Revenue equipment ...............................   162,902,701    133,902,094
                                                     ------------   ------------

                                                      178,686,012    149,592,138

  Less accumulated depreciation ...................    42,848,275     47,473,283
                                                     ------------   ------------

  Property and equipment, net .....................   135,837,737    102,118,855
                                                     ------------   ------------

OTHER ASSETS, net .................................     8,654,022      3,762,832
                                                     ------------   ------------

                                                     $363,270,027   $314,238,410
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    September 30,   December 31,
                                                        2002            2001
                                                   -------------   -------------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable & accrued liabilities .......   $  14,105,393   $   7,073,957

  Compensation & benefits ......................       7,787,364       6,383,984

  Income taxes payable .........................       6,716,214       6,693,398

  Insurance accruals ...........................      39,613,088      36,443,348

  Other ........................................       4,512,131       3,858,496
                                                   -------------   -------------

     Total current liabilities .................      72,734,190      60,453,183
                                                   -------------   -------------

DEFERRED INCOME TAXES ..........................      25,877,000      20,996,000
                                                   -------------   -------------


CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:

  Preferred, $.01 par value; authorized
    5,000,000 share; none issued ...............         --               --

  Common, $.01 par value; authorized
    395,000,000 shares; issued and
    outstanding 50,000,000 shares ..............         500,000         500,000

  Additional paid-in capital ...................       8,603,762       6,608,170

  Retained earnings ............................     257,317,848     225,681,057
                                                   -------------   -------------

                                                     266,421,610     232,789,227

  Less: unearned compensation ..................      (1,762,773)         --
                                                   -------------   -------------

                                                     264,658,837     232,789,227
                                                   -------------   -------------

                                                   $ 363,270,027   $ 314,238,410
                                                   =============   =============

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,

                                                    2002            2001            2002            2001

OPERATING REVENUE ..........................  $  91,123,367   $  73,917,920   $ 248,753,449   $ 221,092,616
                                              -------------   -------------   -------------   -------------

OPERATING EXPENSES:

   Salaries, wages, and benefits ...........  $  29,341,346   $  21,969,335   $  78,931,009   $  65,188,099

   Rent and purchased transportation .......     17,170,890      16,474,914      48,834,154      50,664,406

   Operations and maintenance ..............     14,921,425      12,405,409      40,000,709      36,714,887

   Taxes and licenses ......................      1,953,378       1,586,127       5,249,886       4,489,242

   Insurance and claims ....................      2,530,868       1,779,205       7,373,504       5,504,601

   Communications and utilities ............        911,176         698,956       2,240,502       2,320,610

   Depreciation ............................      5,666,127       4,279,356      14,027,837      12,723,996

   Other operating expenses ................      2,460,928       1,785,209       6,251,675       5,036,289

   (Gain) loss on disposal of fixed assets .         37,759            --            38,272        (104,763)
                                              -------------   -------------   -------------   -------------

                                                 74,993,897      60,978,511     202,947,548     182,537,367
                                              -------------   -------------   -------------   -------------

         Operating income ..................     16,129,470      12,939,409      45,805,901      38,555,249

   Interest income .........................        648,359       1,022,472       2,128,631       3,569,134
                                              -------------   -------------   -------------   -------------

      Income before income taxes ...........     16,777,829      13,961,881      47,934,532      42,124,383

   Income taxes ............................      5,704,463       4,746,965      16,297,741      14,322,216
                                              -------------   -------------   -------------   -------------

      Net income ...........................  $  11,073,366       9,214,916   $  31,636,791   $  27,802,167
                                              =============   =============   =============   =============

   Earnings per common share:

       Basic earnings per share ............  $        0.22   $        0.18   $        0.63   $        0.56
                                              =============   =============   =============   =============

   Basic weighted average shares outstanding     50,000,000      50,000,000      50,000,000      50,000,000
                                              =============   =============   =============   =============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                      2002             2001
                                                 -------------    -------------
OPERATING ACTIVITIES
  Net income ................................... $  31,636,791    $  27,802,167
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization ..............    14,034,505       13,307,583
    Deferred income taxes ......................     2,657,000        1,597,000
    Unearned compensation ......................       232,819             --
    Loss on disposal of fixed assets ...........       148,463           16,913
    Changes in certain working capital items:
      Trade receivables ........................   (11,809,296)      (2,409,434)
      Other current assets .....................        58,396         (388,172)
      Prepaid expenses .........................    (1,039,750)        (450,501)
      Accounts payable and accrued expenses ....     9,221,856        4,462,893
      Accrued income taxes .....................        22,816        2,384,303
                                                 -------------    -------------
        Net cash provided by operating activities   45,163,600       46,322,752
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment .     5,475,880          182,795
  Capital additions ............................   (50,561,527)     (21,691,442)
  Net maturities (purchases) of municipal bonds     16,966,437      (23,875,039)
  (Increase) decrease in other assets ..........    (4,897,858)          98,843
                                                 -------------    -------------
  Net cash used in investing activities ........   (33,017,068)     (45,284,843)
                                                 -------------    -------------
  Net increase in cash and cash equivalents ....    12,146,532        1,037,909
CASH AND CASH EQUIVALENTS
  Beginning of period ..........................   120,794,142      128,027,076
                                                 -------------    -------------
  End of period ................................ $ 132,940,674    $ 129,064,985
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes ............................... $  13,617,925    $  10,340,913
  Noncash investing activities:
    Book value of revenue equipment traded ..... $  11,969,142    $   9,250,948



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

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, TN. Three lawsuits have been field in U.S. District Court for the Eastern District of TN Northern Division of Knoxville, TN. The combined relief sought in the cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. No other action including governmental is contemplated. No further developments have occurred.

Note 3. Segment Information

     The Company has nine operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements presents its one reportable segment.

Note 4. Recapitalization and Stock Split

     On January 28, 2002, the Board of Directors approved an approximate three for two stock spilt, effected in the form of a 57.68826 percent stock dividend. The stock split occurred on February 19, 2002, to stockholders of record on the close of business on February 8, 2002. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock split for all periods presented.

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

Note 5.  Acquisition

     On June 1, 2002, the Company acquired the business and trucking assets of Great Coastal Express, Inc. ("Great Coastal"), a privately-held truckload carrier. Great Coastal had gross revenues of approximately $70.0 million in 2001 and operated approximately 500 company tractors, 125 owner-operators, and 1,650 trailers at the date of acquisition. The accquired assets were recorded at their estimated fair values as of the acquisition date in accordance with Financial Accounting Standards Board statement number 141 (SFAS 141), "Business Combinations". Goodwill has been recorded in "Other Assets, net" for the amount, which the purchase price exceeded the fair value of the assets acquired. The acquisition has been accounted for in the Company's results of operations since the acquisition date. The pro forma effect of the acquisition on the Company's results of operations is immaterial.


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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            2002      2001       2002      2001
                                           ------    ------     ------    ------
Operating revenue                          100.0%    100.0%     100.0%    100.0%
                                           ------    ------     ------    ------
Operating expenses:
  Salaries, wages, and benefits             32.2%     29.8%      31.7%     29.5%
  Rent and purchased transportation         22.3      19.6       22.9      18.9
  Operations and maintenance                16.4      16.8       16.1      16.7
  Taxes and licenses                         2.1       2.1        2.1       2.0
  Insurance and claims                       2.8       2.3        3.0       2.4
  Communications and utilities               1.0       0.9        0.9       1.0
  Depreciation                               5.8       6.2        5.8       5.7
  Other operating expenses                   2.7       2.4        2.5       2.3
  (Gain) loss on disposal of fixed assets    0.0       0.1        0.0       0.0
                                           ------    ------     ------    ------
    Total operating expenses                82.3%     82.5%      81.6%     82.6%
                                           ------    ------     ------    ------
      Operating income                      17.7%     17.5%      18.4%     17.4%
Interest income                              0.7       1.4        0.9       1.6
                                           ------    ------     ------    ------
  Income before income taxes                18.4%     18.9%      19.3%     19.0%
Income taxes                                 6.2       6.4        6.6       6.4
                                           ------    ------     ------    ------
       Net income                           12.2%     12.5%      12.7%     12.6%
                                           ======    ======     ======    ======

     The following is a discussion of the results of operations of the three and nine months periods ended September 30, 2002 compared with the same periods in 2001, and the changes in financial condition through the third quarter of 2002.

Three Months Ended September 30, 2002 and 2001

     Operating revenue increased $17.2 million (23.3%), to $91.1 million in the third quarter of 2002 from $73.9 million in the third quarter of 2001. The growth in our fleet resulted in increased revenue from existing customers and the expansion of our customer base. Operating revenue for both periods, was positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $7.4 million (33.6%), to $29.3 million in the third quarter of 2002 from $21.9 million in the third quarter of 2001. As a percentage of revenue, salaries, wages and benefits increased to 32.2% in 2002 from 29.8% in 2001. These increases were primarily the result of increased reliance on employee drivers and a decrease in the percentage of miles driven by independent contractors. During the third quarter of 2002, employee drivers accounted for 73% and independent contractors 27% of the total fleet miles, compared with 68% and 32%, respectively, in the third quarter of 2001. The Company also experienced an increase in the cost of health insurance claims in comparison to the 2001 period.

     Rent and purchased transportation increased $0.7 million (4.2%), to $17.2 million in the third quarter of 2002 from $16.5 million in the third quarter of 2001. As a percentage of revenue, rent and purchased transportation decreased to 18.8% in the third quarter of 2002 from 22.3% in the third quarter of 2001. The Company continues to reduce its reliance upon independent contractors. During both periods, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $2.5 million (20.3%) to $14.9 million in the third quarter of 2002 from $12.4 million in the third quarter of 2001. As a percentage of revenue, operations and maintenance decreased to 16.4% during the third quarter of 2002 from 16.8% in the third quarter of 2001. The increase in operations and maintenance is primarily attributable to increased fuel costs due to increased reliance on company-owned tractors.

     Taxes and licenses increased $0.4 million (23.2%), to $2.0 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001. As a percentage of revenue, taxes and licenses remained constant at 2.1% for both compared periods.

     Insurance and claims increased $0.8 million (42.2%), to $2.5 million in the third quarter of 2002 from $1.7 million in the third quarter of 2001. As a percentage of revenue, insurance and claims increased to 2.8% during the third quarter of 2002 from 2.4% in the third quarter of 2001. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.2 million (30.4%), to $0.9 million in the 2002 period from $0.7 million in the 2001 period. As a percentage of revenue, communications and utilities increased to 1.0% in the third quarter of 2002 from 0.9% in the third quarter of 2001. The increased reliance on company-owned tractors increased expenses related to satellite communications.

     Depreciation increased $1.4 million (32.4%) to $5.7 million during the third quarter of 2002 from $4.3 million in the third quarter of 2001. As a percentage of revenue, depreciation increased to 6.2% of revenue during the third quarter of 2002 from 5.8% during the third quarter of 2001. Depreciation increased because of the growth of our company owned tractor and trailer fleet.

     Other operating expenses increased $0.7 million (37.9%) to $2.5 million during the third quarter of 2002 from $1.8 million during the third quarter 2001. As a percentage of revenue, other operating expenses increased to 2.7% from 2.4% in the third quarter of 2001. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Interest income decreased $0.4 (36.6%) to $0.6 million in the third quarter of 2002 from $1.0 million in the third quarter of 2001. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both the three month period ended September 30, 2002 and 2001. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.3% during the third quarter of 2002 compared with 82.5% during the third quarter of 2001. Net income increased $1.9 million (20.2%), to $11.1 million during the third quarter of 2002 from $9.2 million during the third quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

     Operating revenue increased $27.7 million (12.5%), to $248.8 million in the nine months ended September 30, 2002 from $221.1 million in the 2001 period. The growth of our fleet resulted in increased revenue from existing customers and the expansion of our customer base. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to customers.

     Salaries, wages, and benefits increased $13.7 million (21.1%), to $78.9 million in the nine months ended September 30, 2002 from $65.2 million in the 2001 period. As a percentage of revenue, salaries, wages and benefits increased to 31.7% in 2002 from 29.5% in 2001. These increases were primarily the result of increased reliance on employee drivers and a decrease in the percentage of miles driven by independent contractors. During the first nine months of 2002, employee drivers accounted for 71% and independent contractors 29% of the total fleet miles, compared with 67% and 33%, respectively, in the compared 2001 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2001 period.

     Rent and purchased transportation decreased $1.8 million (3.6%), to $48.8 million in the first nine months of 2002 from $50.7 million in the 2001 period. As a percentage of revenue, rent and purchased transportation decreased to 19.6% in the 2002 period from 22.9% in the compared 2001 period. This reflects the Company's decreased reliance upon independent contractors. During both periods, the Company has reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers.

     Operations and maintenance increased $3.3 million (8.9%) to $40.0 million in the nine months ended September 30, 2002 from $36.7 million in the 2001 period. As a percentage of revenue, operations and maintenance decreased to 16.1% in the 2002 period from 16.7% during the 2001 period. The increase is attributable to cost increases, primarily fuel, associated with the increased reliance on the company-owned fleet.

     Taxes and licenses increased $0.8 million (16.9%), to $5.2 million in the first nine months of 2002 from $4.4 million in the compared 2001 period. As a percentage of revenue, taxes and licenses increased to 2.1% in the 2002 period from 2.0% in the compared 2001 period. The increases are primarily the result of fleet growth.

     Insurance and claims increased $1.9 million (34.0%), to $7.4 million in the first nine months of 2002 from $5.5 million in the compared 2001 period. As a percentage of revenue, insurance and claims increased to 2.5% in the 2002 period from 2.4% in the 2001 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities decreased $0.1 million (3.5%), to $2.2 million in the 2002 period from $2.3 million in 2001 period. As a percentage of revenue, communications and utilities decreased to 0.9% in the 2002 period from 1.0% in the 2001 periods.

     Depreciation increased $1.3 million (10.2%) to $14.0 million during the first nine months of 2002 from $12.7 million in the compared 2001 period. As a percentage of revenue, depreciation decreased to 5.6% in the 2002 period from 5.8% in the 2001 periods. Depreciation expense increased due to growth in the company owned tractor and trailer fleet.

     Other operating expenses increased $1.3 million (24.1%) to $6.3 million during the first nine months 2002 from $5.0 million during the compared 2001 period. As a percentage of revenue, other operating expenses increased to 2.5% in the 2002 period from 2.3% in the 2001 periods. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Interest income decreased $1.5 million (40.4%) to $2.1 million in the first nine months of 2002 from $3.6 million in the compared 2001 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the nine months ended September 30, 2002 and 2001. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.6% during the first nine months of 2002 compared with 82.6% during the first nine months of 2001. Net income increased $3.8 million (13.8%), to $31.6 million during the first nine months of 2002 from $27.8 million during the compared 2001 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, financing revenue equipment through cash flow from operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2002, was net cash provided by operating activities of $45.2 million compared to $46.3 million in the corresponding 2001 period.

     Capital   expenditures  for  property  and  equipment,   primarily  revenue
equipment net of trade-ins, totaled $50.6 million for the first nine months of 2002 compared to $21.7 million for the same period in 2001.

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

Factors That May Affect Future Results

     The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance and claims costs, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company's profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect the Company's customers and the Company's growth and revenues, if customers reduce their demand for transportation services. Customers encountering adverse economic conditions represent a greater potential for loss, and the Company may be required to increase its reserve for bad debt losses. Weakness in customer demand for the Company's services or in the general rate environment may also restrain the Company's ability to increase rates or obtain fuel surcharges.

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased cost of operations. During the past three years, the most significant effect of inflation has been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increase in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

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

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets, all goodwill amortization ceased effective January 1, 2002. The impact of ceasing amortization did not have a material impact on net income. The Company tested for impairment of its goodwill by comparing the fair value of the Company to its carrying value and determined that no impairment of goodwill existed. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment test annually during the fourth quarter.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be "Disposed of;" however, it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides some guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sales (e.g., abandoned) be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted this statement January 1, 2002 and it did not have material impact.

     In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company will adopt SFAS 146 on January 1, 2003. There will be no impact on future financial statements unless restructuring occurs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2002 have an original maturity of twelve months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of September 30, 2002 and therefore, has no market risk related to debt.

     As of September 30, 2002, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

     Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company's management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal  Proceedings

          One June 21, 2002 a driver for the Company was  involved in a multiple
          (5) fatality accident in Knoxville, TN. Three lawsuits have been field in U.S. District Court for the Eastern District of TN Northern Division of Knoxville, TN. The combined relief sought in the cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. No other action including governmental is contemplated. No further developments have occurred.

          Additionally, the Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. None of the claims would materially impact net income or financial position. These proceedings primarily involve claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits: 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  No reports on Form 8-K were filed during the current period.

No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARTLAND EXPRESS, INC.

Dated:  November 11, 2002                 By: /s/ John P. Cosaert
                                          John P. Cosaert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting and financial
                                           officer)

                            SECTION 302 CERTIFICATION

          I, Russell A. Gerdin, President and Chief Executive Officer of Heartland Express, Inc. , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                           /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                   President and Chief
                                                   Executive Officer
                                                   (principal executive officer)

                            SECTION 302 CERTIFICATION

     I, John P. Cosaert, Executive Vice President-Finance, Chief Financial Officer and Treasurer of Heartland Express, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                   /s/ John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                            financial officer)