Form 10-K
period 2002-12-31
HEARTLAND EXPRESS INC
filed 2003-03-26
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the Fiscal Year Ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                   To                        .


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 11, 2003 was $532,073,754 (based upon $17.59 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 11, 2003 was 50,000,000.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held on May 8, 2003 are incorporated in Part III of this report.

                                TABLE OF CONTENTS



                                                                         Page
                                Part I
Item 1.   Business                                                         1

Item 2.   Properties                                                       4

Item 3.   Legal Proceedings                                                5

Item 4.   Submission of Matters to a Vote of Security Holders              5

                                Part II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            5

Item 6.   Selected Financial Data                                          6

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk      11

Item 8.   Financial Statements and Supplementary Data                     12

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                      25

                                Part III

Item 10.  Directors and Executive Officers of the Registrant              25

Item 11.  Executive Compensation                                          25

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                    25

Item 13.  Certain Relationships and Related Transactions                  25

Item 14.  Controls and Procedures                                         26

                                Part IV

Item 15.  Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K                            27

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the fifteen years from 1986 to 2002, Heartland has grown to $340.7 million in revenue from $21.6 million and net income has increased to $42.8 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

     In addition to internal growth, Heartland has completed five acquisitions since 1987 with the most recent in this past year. In June 2002, the Company purchased the trucking assets of the truckload carrier Great Coastal Express (Great Coastal). Great Coastal is based in Chester, Virginia with additional terminals in Roanoke, Virginia, Charlotte, North Carolina and Baltimore,
Maryland. The Company serves its customers in the mid-Atlantic region from the four Great Coastal terminals. These five acquisitions have enabled Heartland to solidify its position within existing regions, expand its customer base in the East and Northeast United States, and to pursue new customer relationships in new markets.

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

     Serving the short-to-medium haul market (540-mile average length of haul in
2002) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates nine specialized regional distribution operations near Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; Decatur, Illinois; Jacksonville, Florida; Kingsport, Tennessee; Chester, Virginia; Charlotte, North Carolina; Baltimore, Maryland and Roanoke, Virginia. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions.

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

     The Company's 25, 10, and 5 largest customers accounted for 62%, 48%, and 37% of revenue, respectively, in 2002. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 14% of revenue in 2002. No other customer accounted for as much as ten percent of revenue.

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

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 2002, Heartland employed 2,518 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. Management believes that a combined fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

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

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. Company-owned tractors are equipped with satellite communications systems manufactured by Qualcomm. The satellite technology allows for efficient communication with our drivers to accommodate the needs of our customers. The owner-operator tractors will be equipped with the Qualcomm units during the first quarter of 2003. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. The tractors are manufactured by Freightliner while trailers are manufactured by Wabash National. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions  caused by  breakdowns.  In  addition,  the  Company's  preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are inspected by the Company for compliance with operational and safety requirements of the Company and the United States Department of Transportation (DOT). These tractors are periodically inspected to monitor continued compliance.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. During 2002 the Company significantly increased the purchase of trucks with pre-October 2002 engines to delay the business risk of buying new engines until adequate testing is completed. The Company will take delivery of new trucks with pre-October engines from its truck manufacturer in the first quarter of 2003. The Company expects subsequent new truck purchases during the remainder of 2003 to be minimal. Truck purchases will depend on the Company's evaluation of the new EPA-compliant engines.

Fuel

     The Company purchases fuel through a network of approximately 100 fuel stops throughout the United States. The Company has negotiated volume discounts based on certain purchase commitments. Bulk fuel sites are maintained at primarily all of the Company's terminal locations in order to take advantage of volume pricing. Both aboveground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

     Increases in fuel prices due to decreases in production can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. Fuel consumed by empty and out-of-route miles and by truck engine idling time are not recoverable.

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (540-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

Regulation

     The Company is a common and contract motor carrier regulated by the United States Department of Transportation (DOT). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

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

Company Internet Site

     The Company files its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K with the Securities and Exchange Commission (SEC). The public may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are not available on the Company's internet site, http://www.heartlandexpress.com. Paper copies of these reports can be obtained free of charge from the Company as soon as reasonably practicable after the reports are filed electronically with the SEC by calling the Company's accounting department at 319-545-2728.

     The aforementioned periodic filings are not available on the Company's internet site because of the ease of access to such reports via the SEC internet site. The Company does, however, make all press releases, including earnings announcements, available on its internet site.

Forward-Looking Information

     The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; and
Kingsport, Tennessee. The Company leases facilities in Carlisle, Pennsylvania; Decatur, Illinois; Chester, Virginia; Roanoke, Virginia; Baltimore, Maryland; and Charlotte, North Carolina. A Company-owned facility in Dubois, Pennsylvania is being leased to an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS

     On January 7, 2002, the Owner-Operator Independent Drivers Association, Inc. served a lawsuit against the Company in the United State District Court for the Southern District of Iowa. The lawsuit was granted class action status on January 23, 2003 on behalf of the Company's owner-operators since October 1, 1997.

Among other things, the lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit seeks unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. A trial is scheduled to begin in September, 2003 and the Company intends to defend the lawsuit vigorously. Although there can be no assurance, the Company does not expect that an adverse outcome would materially affect the Company's financial position or results of operations.

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, Tennessee. In connection with this accident, two lawsuits have been field in the U.S. District Court for the Eastern District of Tennessee, Northern Division, at Knoxville. The first of these lawsuits was filed on July 17, 2002, and the second lawsuit was filed on July 23, 2002. The combined relief sought in these cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. The Company has insurance coverage of $50 million for compensatory and punitive damages arising out of these cases, subject to a self-insured retention payable by the Company. To the Company's knowledge, no other action, including governmental, is contemplated in connection with the accident. In connection with this litigation, the company has reserved the entire amount of its self-insured retention. Although there can be no assurance, the Company does not anticipate that its ultimate liability resulting from this litigation will exceed the coverage limits under its insurance policy. If the Company's ultimate liability were to exceed such coverage limits, the Company's financial position and results of operations could be materially affected.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ from January 1, 2001 to December 31, 2002. The prices have been restated to reflect stock splits of 25% on May 31, 2001 and approximately 57.7% on February 19, 2002.

                 Period                             High                Low
           Calendar Year 2002
               1st Quarter                        $ 25.03             $ 17.46
               2nd Quarter                          24.09               17.15
               3rd Quarter                          24.07               17.25
               4th Quarter                          23.39               16.77

           Calendar Year 2001
               1st Quarter                        $ 13.95             $ 10.97
               2nd Quarter                          15.09               11.67
               3rd Quarter                          19.31               13.25
               4th Quarter                          19.60               14.04

     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of March 4, 2003 the Company had 238 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and notes under Item 8 of this Form 10-K.

                                                Year Ended December 31,
                                         (in thousands, except per share data)
                                          2002        2001        2000       1999        1998
                                       ---------   ---------   ---------   ---------   ---------
Income Statement Data:
  Operating revenue ................   $ 340,745   $ 294,617   $ 274,827   $ 261,004   $ 263,489
                                       ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Salaries, wages, and benefits ....     109,960      87,643      73,847      60,258      51,995
  Rent and purchased transportation       64,159      65,912      75,191      90,337     100,089
  Operations and maintenance .......      56,335      47,903      42,651      30,167      26,072
  Taxes and licenses ...............       7,144       6,189       5,952       5,935       6,150
  Insurance and claims .............       9,193       7,619       6,706       5,742       6,810
  Communications and utilities .....       2,957       2,903       2,952       2,629       2,684
  Depreciation .....................      20,379      17,001      16,285      16,216      18,108
  Other operating expenses .........       8,843       6,814       6,505       5,941       5,872
  (Gain) loss on disposal of
    fixed assets....................        (274)         14      (1,512)       (928)       (332)
                                       ---------   ---------   ---------   ---------   ---------
                                         278,696     241,998     228,577     216,297     217,448
                                       ---------   ---------   ---------   ---------   ---------
       Operating income.............      62,049      52,619      46,250      44,707      46,041
Interest income ....................       2,811       4,435       5,726       5,953       4,896
                                       ---------   ---------   ---------   ---------   ---------
Income before income taxes .........      64,860      57,054      51,976      50,660      50,937
Income taxes .......................      22,053      19,398      17,672      17,536      17,828
                                       ---------   ---------   ---------   ---------   ---------
Net income .........................   $  42,807   $  37,656   $  34,304   $  33,124   $  33,109
                                       =========   =========   =========   =========   =========
Basic weighted average shares
Outstanding ........................      50,000      50,000      50,342      57,871      59,133
                                       =========   =========   =========   =========   =========
Basic earnings per share ...........   $    0.86   $    0.75   $    0.68   $    0.57   $    0.56
                                       =========   =========   =========   =========   =========


Balance sheet data:
Net working capital ................   $ 146,297   $ 147,904   $ 118,506   $ 111,675   $ 127,989
Total assets........................     373,108     314,238     268,055     246,494     256,828
Stockholders' equity................     275,930     232,789     195,134     174,840     186,848

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     The Company's management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies, described below, that are the most important to the portrayal of the Company's current financial condition and results of operations. The Company's significant accounting policies are disclosed in Item 8. Note 1, "Significant Accounting Policies" of Notes to Consolidated Financial Statements.

     The most significant accounting policies and estimates that affect the financial statements include the following:

* Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal.
* Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. The Company's self-insured limit is $500,000 per claim. These accruals are recorded at the estimated maximum exposure and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience.

     Management   periodically   re-evaluates  these  estimates  as  events  and
circumstances change. These factors may significantly impact the Company's results of operations from period-to-period.

Results of Operations

     The following table sets forth the percentage relationship of income and expense items to operating revenue for the years indicated.

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2002       2001       2000
                                                  ------     ------     ------
Operating revenue ..........................      100.0%     100.0%     100.0%
                                                  ------     ------     ------
Operating expenses:
  Salaries, wages, and benefits ............       32.3%      29.7%      26.9%
  Rent and purchased transportation ........       18.8       22.4       27.4
  Operations and maintenance ...............       16.5       16.2       15.5
  Taxes and licenses .......................        2.1        2.1        2.2
  Insurance and claims .....................        2.7        2.6        2.4
  Communications and utilities .............        0.9        1.0        1.1
  Depreciation .............................        6.0        5.8        5.9
  Other operating expenses..................        2.6        2.3        2.4
  (Gain) loss on disposal of fixed assets ..       (0.1)      (0.0)      (0.6)
                                                  ------     ------     ------
  Total operating expenses..................       81.8%      82.1%      83.2%
                                                  ------     ------     ------
    Operating income .......................       18.2%      17.9%      16.8%
Interest income ............................        0.8        1.5        2.1
                                                  ------     ------     ------
  Income before income taxes ...............       19.0%      19.4%      18.9%
Federal and state income taxes .............        6.4        6.6        6.4
                                                  ------     ------     ------
    Net income .............................       12.6%      12.8%      12.5%
                                                  ======     ======     ======

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

     Operating revenue increased $46.1 million (15.7%), to $340.7 million in 2002 from $294.6 million in 2001, as a result of the Company's expansion of the customer base as well as increased volume from existing customers. The June 2002 acquisition of the trucking assets of Great Coastal Express, Inc. contributed approximately $27.3 million to the increase in revenue for 2002. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue decreased in 2002 in comparison to 2001.

     Salaries, wages, and benefits increased $22.3 million (25.5%), to $109.9 million in 2002 from $87.6 million in 2001. As a percentage of revenue, salaries, wages, and benefits increased to 32.3% 2002 from 29.7% in 2001. These increases are the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and the acquisition of Great Coastal Express. During 2002, employee drivers accounted for 73% and independent contractors 27% of the total fleet miles, compared with 68% and 32%, respectively, in 2001. In addition, the increased reliance on employee drivers resulted in higher workers' compensation and health insurance costs for the year.

     Rent and purchased transportation decreased $1.8 million (2.7%), to $64.1 million in 2002 from $65.9 million in 2001. As a percentage of revenue, rent and purchased transportation decreased to 18.8% in 2002 from 22.4% in 2001. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge.

     Operations and maintenance increased $8.4 million (17.6%) to $56.3 million in 2002 from $47.9 million in 2001. As a percentage of revenue, operations and maintenance increased to 16.5% in 2002 from 16.3% in 2001. The increase, primarily related to fuel expense, is attributable to increased reliance on the Company owned fleet. Average fuel prices during 2002 were lower compared to 2001 with the exception of the fourth quarter of 2002 when prices rose substantially.

     Taxes and licenses increased $0.9 million (15.4%), to $7.1 million in 2002 from $6.2 million in 2001. As a percentage of revenue, taxes and licenses remained constant at 2.1%. The increase in taxes and licenses is related to and in proportion with the growth in fleet size.

     Insurance and claims increased $1.5 million (18.2%), to $9.2 million in 2002 from $7.7 million in 2001. As a percentage of revenue, insurance and claims increased to 2.7% in 2002 from 2.6% in 2001. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The 2002 increase is a result of less favorable claims experience and a slight increase in frequency.

     Communication and utility expenses increased slightly in 2002 compared to 2001, primarily due to the utilization of improved communications technology.

     Depreciation increased $3.4 million (19.9%), to $20.4 million in 2002 from $17.0 million in 2001 primarily due to an increase in the number of Company-owned tractors and the growth of the trailer fleet. As a percentage of revenue, depreciation increased to 6.0% in 2002 from 5.8% in 2001.

     Other operating expenses increased $2.0 million (29.8%), to $8.8 million in 2002 from $6.8 million in 2001 due to an increase in total fleet miles. As a percentage of revenue, other operating expenses increased to 2.6% in 2002 from 2.3% in 2001. Other operating expenses consist of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Primarily as a result of the foregoing, the Company's operating ratio (operating expenses expressed as a percentage of operating revenue) decreased to 81.8% in 2002 compared with 82.1% in 2001.

     Interest income decreased $1.6 million (36.6%), to $2.8 million in 2002 from $4.4 million in 2001 due to lower interest rates. The Company had $153.9 million in cash, cash equivalents, and investments at December 31, 2002 compared with $161.1 million at December 31, 2001. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate.

     The Company's effective tax rate was 34.0% in both 2002 and 2001.

     As a result of the foregoing, net income increased to $42.8 million in 2002 from $37.7 million in 2001 with a net margin of 12.6% in 2002.

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

     Operations and maintenance increased $5.2 million (12.3%), to $47.9 million in 2001 from $42.7 million in 2000. As a percentage of revenue, operations and maintenance increased to 16.2% in 2001 from 15.5% in 2000. This increase is attributable to an increased reliance on the Company owned fleet.

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

     Depreciation increased $0.7 million (4.4%), to $17.0 million in 2001 from $16.3 million in 2000 primarily due to an increase in the number of Company-owned tractors. As a percentage of revenue, depreciation decreased to 5.8% from 5.9% in 2000.

     Other operating expenses increased $0.3 million (4.8%), to $6.8 million in 2001 from $6.5 million in 2000 due to an increase in total fleet miles. As a percentage of revenue, other operating expenses decreased to 2.3% in 2001 from 2.4% in 2000. Other operating expenses consist of pallet cost, driver recruiting expenses, and administrative costs.

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

     The Company's effective tax rate was 34.0% in both 2001 and 2000.

     As a result of the foregoing, net income increased to $37.7 million in 2001 from $34.3 million in 2000. The net income for 2000 period was impacted by the gain from the sale of fixed assets, primarily real estate.

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

     Net cash provided by operations was $67.9 million in 2002, $61.2 million in 2001, and $49.9 million in 2000. The primary source of funds in 2002 was net income of $42.8 million increased by non-cash adjustments, including depreciation and amortization of $20.4 million.

     Net investing activities consumed $79.3 million in 2002, $68.5 million in 2001, and $34.1 million in 2000. The primary use of cash in 2002 other than the investment in tax-exempt putable bonds mentioned above, was $80.7 million for capital expenditures, primarily revenue equipment and trucking assets of Great Coastal Express. The Company expects to finance future growth in its company-owned fleet primarily through cash flow from operations and cash equivalents currently on hand.

     Net cash used in financing activities was $14.0 million in 2000. The 2000 financing activity was comprised solely of the repurchase of approximately 2.1 million shares of the Company's common stock. There were no financing activities in 2002 and 2001.

     The Company ended the year with $153.9 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with growth plans.

Inflation

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. An extended period of inflation could increase costs such as fuel, wages, and revenue equipment prices. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases.

Forward-Looking Statements and Risk Factors

     Statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on present information the Company has related to its existing business circumstances and involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from such forward-looking statements. Further, investors are cautioned that the Company does not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, the following factors could cause actual results to differ materially.

     Growth with existing customers and the ability to solicit new business is dependent upon the Company's ability to provide on-time service and certain economic factors. Weakness in the economy including decreased consumer demand could adversely affect the demand for the Company's transportation services and future growth. The ability to negotiate increased freight rates to offset effects of inflation and cost increases is also dependent upon the state of the economy to a certain extent. The Company may also be affected by the financial failure of existing customers resulting in fewer shipments or potential bad debt write-offs. An extended period of economic downturn could also enhance revenue growth because of industry consolidation. The truckload industry is highly competitive with an abundance of trucking companies, both profitable and marginal. The business failures of the marginal competition may result in increased opportunities for the financially strong.

     Shortages of fuel and the resulting increase in the price of diesel can have an adverse impact on operations and profitability. Instability in the Middle East and South America caused dramatic increases in the price of fuel in the second half of 2002 and into the first quarter of 2003. The Company's operating results are negatively impacted to the extent that high fuel costs cannot be recovered through customer fuel surcharge agreements.

     The Company is subject to regulation by the DOT, EPA, and various other federal and state authorities. New or more comprehensive regulations pertaining to fuel emissions, driver hours-of-service, or other mandated regulation could result in the increased cost of operations. In addition, increased taxes and operating fees mandated by federal and state taxing authorities can have an adverse effect on profitability.

     Effective October 1, 2002 all newly manufactured engines must comply with emission standards mandated by the EPA. Truck engines manufactured prior to October 1, 2002 are not subject to the new emission standards. The Company does not intend to purchase any tractors with EPA-compliant engines until adequate testing by the manufacturers has been completed. The pricing, engine life, maintenance cost, and fuel efficiency of the new engine could have an impact on the Company's operating expenses.

     The Company's operation is highly dependent on the hiring and retention of experienced drivers with safe driving records. There has been a shortage of qualified drivers and independent contractors over the past several years. The availability of company employed drivers improved in 2002 primarily due to industry consolidation caused by the business failures of marginal competitors. However, the availability of independent contractors has declined due to high fuel prices and the decreased availability of tractor financing. The Company expects that the hiring of qualified drivers will remain competitive. A shortage of qualified drivers and independent contractors for an extended period of time could effect the growth and operating results of the Company.

     The Company is involved in routine litigation incidental to its business, primarily involving claims for personal injury, property damage, and workers' compensation incurred in the transportation of freight. The Company has assumed the liability for claims up to $500,000, plus administrative expenses, for each occurrence. Claims in excess of $500,000 are covered by premium-based policies to levels that management considers adequate. In recent years the cost of insurance in the industry has increased dramatically due to increased claims and economic conditions. The Company's current insurance policies expire in 2003. Increases in premiums and self-retention levels could impact the results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2002 have an original maturity of twelve months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of December 31, 2002 and therefore, has no market risk related to debt.

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report



To the Board of Directors and
Stockholders of Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheet of Heartland Express, Inc. (a Nevada corporation) and Subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statements schedule based on our audit. The accompanying 2001 and 2000 consolidated financial statements and consolidated financial statement schedule of Heartland Express, Inc. and Subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule in their report dated January 13, 2002 (except with respect to the matter discussed in Note 6, as to which the date in January 28, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and related amortization.



                                    KPMG LLP

Des Moines, Iowa
January 17, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and Subsidiaries, as of December 31, 2002 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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



THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSED BY ARTHUR ANDERSEN AND IS INCLUDED HEREIN PURSUANT TO RULE 2-02(e) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                 ------------------------------
                           ASSETS                     2002             2001
                                                 -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents .................   $ 109,397,246    $ 120,794,142
   Investments ...............................      44,464,176       40,281,980
   Trade receivables, net of allowance
   for doubtful accounts of:
   $650,000 and $402,812, respectively .......      33,012,394       25,700,435
   Prepaid tires and tubes ...................       4,757,850        4,077,276
   Deferred income taxes .....................      21,134,000       17,358,000
   Other current assets ......................         620,344          144,890
                                                 -------------    -------------
     Total current assets ....................     213,386,010      208,356,723
                                                 -------------    -------------
PROPERTY AND EQUIPMENT
   Land and land improvements ................       4,402,820        4,402,820
   Buildings .................................       8,532,621        8,532,621
   Furniture and fixtures ....................       1,300,848        1,300,848
   Shop and service equipment ................       1,403,633        1,453,755
   Revenue equipment .........................     175,476,971      133,902,094
                                                 -------------    -------------
                                                   191,116,893      149,592,138
   Less accumulated depreciation .............      39,715,307       47,473,283
                                                 -------------    -------------
   Property and equipment, net ...............     151,401,586      102,118,855
                                                 -------------    -------------
OTHER ASSETS, net of accumulated
   amortization of $3,524,135 and
   $3,512,466, respectively ..................       8,320,593        3,762,832
                                                 -------------    -------------
                                                 $ 373,108,189    $ 314,238,410
                                                 =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ..   $   8,632,810    $   7,073,957
   Compensation and benefits .................       7,632,766        6,383,984
   Income taxes payable ......................       6,070,318        6,693,398
   Insurance accruals ........................      40,228,160       36,443,348
   Other accruals ............................       4,525,396        3,858,496
                                                 -------------    -------------
   Total current liabilities .................      67,089,450       60,453,183
                                                 -------------    -------------
DEFERRED INCOME TAXES ........................      30,089,000       20,996,000
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value  $.01;
   authorized 5,000,000 shares; none issued ..            --               --
   Common stock, par value $.01; authorized
   395,000,000 shares; issued and
   outstanding: 50,000,000 in both 2002 and
   2001 (Note 6) .............................         500,000          500,000
   Additional paid-in capital ................       8,603,762        6,608,170
   Retained earnings .........................     268,488,971      225,681,057
                                                 -------------    -------------
                                                   277,592,733      232,789,227
   Less unearned compensation ................      (1,662,994)            --
                                                 -------------    -------------
                                                   275,929,739      232,789,227
                                                 -------------    -------------
                                                 $ 373,108,189    $ 314,238,410
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                    -------------------------------------------
                                         2002            2001           2000
                                    -------------  -------------  -------------
Operating revenue ................  $ 340,745,026  $ 294,617,263  $ 274,827,551
                                    -------------  -------------  -------------

Operating expenses:
  Salaries, wages, and benefits ..    109,959,772     87,643,187     73,846,541
  Rent and purchased
    transportation ...............     64,159,365     65,911,825     75,190,893
  Operations and maintenance .....     56,334,769     47,903,499     42,650,757
  Taxes and licenses .............      7,144,078      6,188,628      5,952,448
  Insurance and claims ...........      9,192,632      7,618,919      6,706,247
  Communications and utilities ...      2,956,810      2,902,496      2,952,394
  Depreciation ...................     20,378,720     17,000,927     16,284,550
  Other operating expenses .......      8,843,137      6,814,399      6,505,174
  (Gain) loss on disposal of
  fixed assets ...................       (273,549)        14,442     (1,511,587)
                                    -------------  -------------  -------------
                                      278,695,734    241,998,322    228,577,417
                                    -------------  -------------  -------------
  Operating income ...............     62,049,292     52,618,941     46,250,134
Interest income ..................      2,811,181      4,434,914      5,725,551
                                    -------------  -------------  -------------
  Income before income taxes .....     64,860,473     57,053,855     51,975,685
Income taxes .....................     22,052,559     19,398,239     17,671,725
                                    -------------  -------------  -------------
  Net income .....................  $  42,807,914  $  37,655,616  $  34,303,960
                                    =============  =============  =============
Basic earnings per share .........  $        0.86  $        0.75  $        0.68
                                    =============  =============  =============

Basic weighted average shares
outstanding ......................     50,000,000     50,000,000     50,341,771
                                    =============  =============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                               Capital     Additional                      Unearned
                                Stock,       Paid-In       Retained         Compen-
                                Common       Capital       Earnings         sation           Total
                              ---------    -----------   ------------    -----------    -------------
Balance, December 31, 1999    $ 264,603    $ 6,608,170   $167,966,778    $        --    $ 174,839,551
Repurchase of common stock      (10,937)            --    (13,998,963)            --      (14,009,900)
Net income ...............           --             --     34,303,960             --       34,303,960
                              ---------    -----------   ------------    -----------    -------------
Balance, December 31, 2000      253,666      6,608,170    188,271,775             --      195,133,611
Stock splits (Note 6) ....      246,334             --       (246,334)            --               --
Net income ...............           --             --     37,655,616             --       37,655,616
                              ---------    -----------   ------------    -----------    -------------
Balance, December 31, 2001      500,000      6,608,170    225,681,057             --      232,789,227
Net income ...............           --             --     42,807,914             --       42,807,914
Transfer pursuant to stock
  awards (Note 6) ........           --      1,995,592             --     (1,995,592)              --
Amortization of unearned
  compensation ...........           --             --             --        332,598          332,598
                              ---------    -----------   ------------    -----------    -------------
Balance, December 31, 2002    $ 500,000    $ 8,603,762   $268,488,971    $(1,662,994)   $ 275,929,739
                              =========    ===========   ============    ===========    =============







































The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                 -----------------------------------------------
                                                     2002             2001             2000
                                                 -------------    -------------    -------------
OPERATING ACTIVITIES
Net income ...................................   $  42,807,914    $  37,655,616    $  34,303,960
Adjustments to reconcile to net cash provided
by operating activities:
   Depreciation and amortization .............      20,390,389       17,779,043       17,217,526
   Deferred income taxes .....................       5,317,000        2,993,000        1,478,000
   Amortiziation of unearned compensation ....         332,598             --               --
   (Gain) loss on disposal of fixed assets ...        (273,549)          14,442       (1,511,587)
   Changes in certain working capital items:
     Trade receivables .......................      (7,311,959)        (745,754)      (1,475,973)
     Prepaids ................................        (678,174)        (296,632)      (2,125,626)
     Other current assets ....................        (475,454)         183,383           31,199
     Accounts payable and accrued expenses ...       8,399,063        1,594,686        2,349,670
     Accrued income taxes ....................        (623,080)       2,074,516         (355,459)
                                                 -------------    -------------    -------------
Net cash provided by operating activities ....      67,884,748       61,252,300       49,911,710
                                                 -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment .      10,159,471          402,113        2,163,324
Additions to property and equipment ..........     (58,469,994)     (29,104,777)     (36,335,347)
Acquisition of business ......................     (26,719,495)            --               --
Net maturities (purchases) of municipal bonds       (4,182,196)     (40,281,980)         500,000
Other ........................................         (69,430)         499,410         (413,767)
                                                 -------------    -------------    -------------
Net cash used in investing activities ........     (79,281,644)     (68,485,234)     (34,085,790)
                                                 -------------    -------------    -------------
FINANCING ACTIVITIES
Repurchase of common stock ...................            --               --        (14,009,900)
                                                 -------------    -------------    -------------
Net cash used in financing activities ........            --               --        (14,009,900)
                                                 -------------    -------------    -------------
Net increase (decrease) in cash and cash
  equivalents ................................     (11,396,896)      (7,232,934)       1,816,020
CASH AND CASH EQUIVALENTS
Beginning of year ............................     120,794,142      128,027,076      126,211,056
                                                 -------------    -------------    -------------
End of year ..................................   $ 109,397,246    $ 120,794,142    $ 128,027,076
                                                 =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Cash paid during the period for:
   Income taxes ..............................   $  17,358,639    $  14,330,723    $  16,549,184
Noncash investing activities:
   Book value of revenue equipment traded ....   $  25,770,052    $  11,516,930    $  12,202,753

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

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

     Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

     The Company maintains its cash accounts primarily with a bank owned by the Company's president. Total cash balances are insured by the F.D.I.C up to $100,000. The Company had cash balances on deposit with the bank at December 31, 2002 and 2001 that exceeded the balance insured by the F.D.I.C. in the amount of $3,327,000 and $2,639,000, respectively.

Investments:

     Substantially all investments represent fixed rate municipal bonds putable by the Company upon demand and municipal bonds with a maturity of one year or less. These investments are stated at amortized cost. Due to the short maturity term of these investments, amortized cost approximates fair value. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when the freight is delivered.

Property,  Equipment, and Depreciation:

     Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred. If equipment is traded rather then sold, the cost of the new equipment is recorded at an amount equal to the lower of the monetary consideration paid plus the net book value of the traded equipment or the fair value of the new equipment.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method. For revenue equipment purchased after January 1, 2000 the trailers are depreciated with a $6,000 salvage value and the tractors with a $15,000 salvage value. Previously, trailers were depreciated to a salvage value of up to 30% based upon when they were put in service and we assumed no salvage value for tractors.

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

Goodwill:

     The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), on January 1, 2002. SFAS No. 142 requires that goodwill be tested at least annually for impairment by applying a fair value based analysis. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization resulting in a decrease in annualized operating expenses of $778,116. Prior to 2002, goodwill was amortized on a straight-line basis over a five year period. Goodwill, net of amortization, is recorded in other assets. Management has determined that no impairment charge is required for 2002.

Earnings Per Share:

     Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share are based upon the weighted average common and common equivalent shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are not applicable.

Insurance and Claims accruals:

     Insurance accruals reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of operations.

Impairment of Long-Lived Assets:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of asset may not be recoverable. Management has determined that the adoption of SFAS No. 144 did not require an impairment charge in 2002.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes:

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Prospective Accounting Pronouncements:

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143, effective January 1, 2003, addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, the Company will record both an initial asset and a liability, at fair value, for estimated costs of legal obligations associated with the retirement of long-lived asset will be depreciated over the expected useful life of the asset. As of December 31, 2002, management has determined that SFAS 143 will not have a significant effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement are effective with the beginning of fiscal year 2003. As of December 31, 2002, management believes that SFAS 145 will have no significant effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for all costs be recognized when the liability is incurred with exit or disposal activities as opposed to when the entity commits to an exit plan under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The statement will be applied prospectively to activities exited from or disposed of initiated after December 31, 2002. As of December 31, 2002, management believes that the adoption of SFAS 146 will have no material effect on its financial position or results of operations.

Note 2.  Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 37%, 38%, and 35% of revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2002, 2001 and 2000. Annual revenues for this customer were $46.3 million, $45.3 million, and $42.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes 3. Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                          2002         2001
                                                     ------------  ------------
Deferred income tax liabilities,
  related to property and equipment                  $ 30,089,000  $ 20,996,000
                                                     ============  ============
Deferred income tax assets:
   Allowance for doubtful accounts                   $    263,000  $    153,000
   Accrued expenses                                     3,263,000     2,262,000
   Insurance accruals                                  16,293,000    13,562,000
   Other                                                1,315,000     1,381,000
                                                     ------------  ------------
   Deferred income tax assets                        $ 21,134,000  $ 17,358,000
                                                     ============  ============

The income tax provision is as follows:

                                            2002          2001         2000
                                       ------------  ------------  ------------
Current income taxes:
Federal                                $ 15,372,814  $ 15,357,642  $ 14,846,728
State                                     1,362,745     1,047,597     1,346,997
                                       ------------  ------------  ------------
                                         16,735,559    16,405,239    16,193,725
                                       ------------  ------------  ------------
Deferred income taxes:
Federal                                   5,684,000     3,027,000     1,574,000
State                                      (367,000)      (34,000)      (96,000)
                                       ------------  ------------  ------------
                                          5,317,000     2,993,000     1,478,000
                                       ------------  ------------  ------------
Total                                  $ 22,052,559  $ 19,398,239  $ 17,671,725
                                       ============  ============  ============

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                            2002         2001          2000
                                       ------------  ------------  ------------
Federal tax at statutory rate (35%)    $ 22,701,166  $ 19,968,849  $ 18,191,490
State taxes, net of federal benefit         807,000       502,000       340,000
Non-taxable interest income                (907,000)   (1,458,000)   (1,725,000)
Other                                      (548,607)      385,390       865,235
                                       ------------  ------------  ------------
                                       $ 22,052,559  $ 19,398,239  $ 17,671,725
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

     The total minimum rental commitment under the building lease is as follows:

                            Year Ending December 31:

                          2003                  299,625
                          2004                  299,625
                          2005                  124,844
                                              ---------
                                              $ 724,094
                                              =========

     Rent expense paid to the Company's president totaled $299,625 for the years ended December 31, 2002 and 2001, and $292,281 for the year ended December 31, 2000. The Company maintains cash accounts with a bank owned by the Company's president. At December 31, 2002 and 2001, the Company had cash accounts of $3,427,396 and $2,738,588, respectively, on deposit at the bank. In the opinion of management, interest rates earned are comparable to those that could be earned at other area banks.

Note 5.  Accident and Workers' Compensation Claims

     The Company acts as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. Liability in excess of this amount is assumed by an insurance underwriter.

     The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $500,000 per claim. Liability in excess of this amount is assumed by an insurance underwriter. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified with other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $4.1 million in connection with its liability and workers' compensation insurance arrangements. Deposits of $765,000 are included in other assets on the balance sheet.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Claims are accrued at the maximum estimated exposure based on management's evaluation of the nature and severity of individual claims. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6.  Stockholders' Equity

     On May 10, 2001 the Company's Board of Directors approved a five-for-four split of the Company's common stock effected in the form of a 25% stock dividend for stockholders of record as of May 21, 2001. A total of 6,341,549 common shares were issued in this transaction. On January 28, 2002 the Company's Board of Directors approved a two and seven tenths-for-one and seven tenths split of the Company's common stock effect in the form of a 57.7% stock dividend for stockholders of record as of February 8, 2002. A total of 18,291,869 common shares were issued in this transaction. The effect of the stock dividends have been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2002 and 2001, and in all share and per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental data.

     On March 7, 2002, the principal stockholder awarded 90,750 shares of his common stock to key employees of the Company. These shares had a fair market value of $21.99 per share on the date of the award. The shares will vest over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares, $1,995,592 on the date of the award, was treated as a contribution of capital and is being amortized on a straight-line basis over the five year vesting period as compensation expense. Compensation expense of $332,598 was recognized for the year ended December 31, 2002.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase shares of the Company's Common Stock with an aggregate purchase price of $5.0 million. No shares were purchased during 2002 and 2001, and the authorization to repurchase remains open at December 31, 2002.

     The Company purchased 2,155,735 shares of its common stock for $14,009,900 on February 28, 2000. The shares have been reported as retired in the accompanying financial statements.

Note 7.  Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a mandatory matching contribution of a discretionary percentage to driver employees. Company contributions totaled $620,000, $497,000, and $255,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 8.  Acquisition of Business

     On June 1, 2002, the Company acquired the business and trucking assets of Great Coastal Express, Inc. ("Great Coastal"), a privately-held truckload carrier. Great Coastal had gross revenues of approximately $70 million in 2001. The acquired assets (primarily revenue equipment) were recorded at their estimated fair values of approximately $22.2 million in accordance with SFAS No. 141, Business Combinations. Goodwill in the amount of $4.4 million has been recorded in "Other Assets, net" for the amount which the purchase price exceeded the fair value of the assets acquired and is primarily attributable to the driver workforce acquired as part of the acquisition. The acquisition has been accounted for in the Company's results of operations since the acquisition date. The pro forma effect of the acquisition on the Company's results of operations is immaterial. The acquisition was funded from cash and investments.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.  Commitments and Contingencies

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

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, Tennessee. In connection with this accident, two lawsuits have been field in the U.S. District Court for the Eastern District of Tennessee, Northern Division, at Knoxville. The first of these lawsuits was filed on July 17, 2002, and the second lawsuit was filed on July 23, 2002. The combined relief sought in these cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. The Company has insurance coverage of $50 million for compensatory and punitive damages arising out of these cases, subject to a self-insured retention payable by the Company. To the Company's knowledge, no other action, including governmental, is contemplated in connection with the accident. In connection with this litigation, the Company has reserved the entire amount of its self-insured retention. Although there can be no assurance, the Company does not anticipate that its ultimate liability resulting from this litigation will exceed the coverage limits under its insurance policy. If the Company's ultimate liability were to exceed such coverage limits, the Company's financial position and results of operations could be materially affected.

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying financial statements.

Note 10.  Quarterly Financial Information (Unaudited)

                                     First     Second      Third       Fourth
                                   ---------------------------------------------
                                        (In Thousands, Except Per Share Data)
Year ended December 31, 2002
  Operating revenue                $ 73,270   $ 84,360   $  91,123   $   91,992
  Operating income                   13,693     15,983      16,129       16,243
  Income before income taxes         14,451     16,705      16,778       16,926
  Net income                          9,538     11,025      11,073       11,171
  Basic earnings per share             0.19       0.22        0.22         0.22

Year ended December 31, 2001
  Operating revenue                $ 71,923   $ 75,251   $  73,918   $   73,525
  Operating income                   12,160     13,456      12,939       14,064
  Income before income taxes         13,529     14,634      13,962       14,929
  Net income                          8,929      9,658       9,215        9,853
  Basic earnings per share             0.18       0.19        0.18         0.20

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Column A                Column B         Column C          Column D      Column E
------------------------------------------------------------------------------------------
                                                Charges To
                                            -------------------
                                Balance At    Cost                              Balance
                                Beginning      And      Other                   At End
      Description               of Period    Expense   Accounts   Deductions   of Period
------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 2002    $ 402,812   $ 248,986  $    -     $   1,798     $650,000
Year ended December 31, 2001      402,812     178,457       -       178,457      402,812
Year ended December 31, 2000      402,812     251,555       -       251,555      402,812


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     On March 14, 2002, Arthur Andersen LLP (Andersen) was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen was found guilty of these charges.

     On April 5, 2002, on recommendation of the Audit Committee of the Company's Board of Directors, the Company's Board of Directors dismissed Andersen as the Company's independent public accountants and engaged KPMG LLP (KPMG) to audit the consolidated financial statements of the Company for the fiscal year 2002. KPMG has not audited any of the Company's financial statements for year-ends prior to December 31, 2002 and therefore is unable to express an opinion on any prior years' financial information.

     During the Company's fiscal years ended December 31, 2001 and 2000, and during the subsequent interim period through the date of Andersen's dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. Andersen's reports on the Company's consolidated financial statements for Company's fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's fiscal years ended December 31, 2001 and 200 and the subsequent interim period through the date of Andersen's dismissal, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Part III is presented under the items entitled "Certain Information Regarding Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2003. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is presented under the item entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Part III is presented under the item entitled "Security Ownership of Principal Stockholders and Management" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2003. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Part III is presented under the item entitled "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2003. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

   (a)(1)  Financial Statements: See Part II, Item 8 hereof.
                                                                      Page
Independent Auditors' Report - KPMG LLP..............................  12
Report of Independent Accountants - Arthur Andersen LLP..............  13
Consolidated Balance Sheets..........................................  14
Consolidated Statements of Operations................................  15
Consolidated Statements of Stockholders' Equity......................  16
Consolidated Statements of Cash Flows................................  17
Notes to Consolidated Financial Statements...........................  18

   (a)(2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves.......... 24

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   (a)(3) Exhibits required by Item 601 of Regulation S-K are listed below.



                                  EXHIBIT INDEX


Exhibit No.            Document                         Method of Filing

   3.1         Articles of Incorporation          Incorporated by reference to
                                                  the Company's registration
                                                  statement on Form S-1,
                                                  Registration  No. 33-8165,
                                                  effective November 5,1986.

   3.2         Bylaws                             Incorporated by reference to
                                                  the Company's registration
                                                  statement on Form S-1,
                                                  Registration No. 33-8165,
                                                  effective November 5, 1986.

   3.3        Certificate of Amendment            Incorporated by reference to
              to Articles of Incorporation        the Company's Form 10-QA,
                                                  for the quarter ended June 30,
                                                  1997, dated March 20, 1998.

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

   4.2        Bylaws                              Incorporated by reference to
                                                  the Company's registration
                                                  statement on Form S-1,
                                                  Registration No. 33-8165,
                                                  effective November 5, 1986.

   4.3        Certificate of Amendment           Incorporated by reference to
              to Articles of Incorporation       the Company's Form 10-QA,
                                                 for the quarter ended June 30,
                                                 1997, dated March 20, 1998.

   9.1        Voting Trust Agreement dated       Incorporated by reference to
              June 6, 1997 between Larry         the Company's Form 10-K for
              Crouse as trustee under            the year ended December 31,
              the Gerdin Educational             1997.  Commission file no.
              Trusts and Larry Crouse            0-15087.
              voting trustee.

  10.1        Business Property Lease between    Incorporated by reference to
              the Company Russell A. Gerdin      the Company's Form 10-Q for
              as Lessor and as Lessee,           the quarter ended September 30,
              regarding the Company's            2000. Commission file .
              headquarters at 2777               no. 0-15087
              Heartland Drive,Coralville,
              Iowa 52241

  10.2        Restricted Stock Agreement         Filed herewith.

  10.3        Incentive Compensation Plan        Incorporated by reference to
                                                 the Company's Form 10-K for
                                                 the year ended December 31,
                                                 1993. Commission file no.
                                                 0-15087.

  16          Letter of Arthur Andersen LLP      Filed herewith.
              regarding change in certifying
              accountant.

  21          Subsidiaries of the Registrant     Filed herewith.

  99.1        Certification of Chief Executive   Files herewith.
              Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant
              to Section 906 of the Sarbanes-
              Oxley Act of 2002.

  99.2        Certification of Chief Financial   Files herewith.
              Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted pursuant
              to Section 906 of the Sarbanes-
              Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HEARTLAND EXPRESS, INC.

Date:  March 26,2003                          By:   /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                   President and Chief
                                                   Executive Officer
                                                   (principal executive officer)


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                    Title                       Date

/s/ Russell A. Gerdin     Chairman, President and
Russell A. Gerdin         Chief Executive Officer
                          and Secretary,
                          (principal executive
                          officer)                          March  26, 2003

/s/ John P. Cosaert       Executive Vice President
John P. Cosaert           of Finance, Chief Financial
                          Officer and Treasurer
                          (principal accounting and
                          financial officer)                March  26, 2003

/s/ Richard O. Jacobson   Director
Richard O. Jacobson                                         March  26, 2003

/s/ Michael J. Gerdin     Vice President of Regional
Michael J. Gerdin         Operations and Director           March  26, 2003

/s/ Benjamin J. Allen     Director
Benjamin J.Allen                                            March  26, 2003

/s/ Lawrence D. Crouse    Director
Lawrence D. Crouse                                          March 26, 2003

                                  CERTIFICATION


I, Russell A. Gerdin, Chairman, President and Chief Executive Officer of Heartland Express, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Heartland Express, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                                 /s/ Russell A. Gerdin
                                                 Chairman, President and
                                                 Chief Executive Officer

                                  CERTIFICATION



I, John P. Cosaert, Executive Vice President and Chief Financial Officer of Heartland Express, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Heartland Express, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  March 21, 2003

                                               /s/ John P. Cosaert
                                              Executive Vice President and
                                              Chief Financial Officer

                                  Exhibit No. 10.2


                           RESTRICTED STOCK AGREEMENT

     The Restricted Stock Agreement (the "Agreement") made this 7th day of March, 2002, among Russell Gerdin ("Gerdin"), Heartland Express, Inc., a Nevada corporation (the "Company") and Heartland Express, Inc. of Iowa, as Escrow Agent ("Escrowee").

                               W I T N E S S E T H

     WHEREAS, Gerdin is the President, Chairman of the Board, and principal shareholder of the Company;

     WHEREAS, Gerdin believes the best interests of the Company and its subsidiaries will be advanced by encouraging and enabling certain officers and key employees of the Company or its subsidiaries (collectively "Employees") to have a proprietary interest in the Company;

     WHEREAS, Gerdin desires to cause awards of restricted stock to be made to certain of the Employees and to identify those Employees to receive such award, determine the number of shares to be awarded to each Employee, and determine certain terms of the awards to be made;

     WHEREAS, Gerdin desires to transfer to the Escrowee 90,750 shares of the Common Stock of the Company (the "Restricted Stock Shares") currently held by Gerdin for the purpose of providing the shares necessary to make the restricted stock awards contemplated hereby;

     NOW, THEREFORE, in consideration of the foregoing recitals and the promises and agreements herein contained, the parties agree as follows:

1. Transfer. Immediately following execution of this Agreement, Gerdin shall transfer to Escrowee the Restricted Stock Shares to be held and transferred by Escrowee as herein provided.

2. Determination. Gerdin shall award all of the Restricted Stock Shares and in so awarding, shall determine the following:

a.   The Employees entitled to be awarded Restrictive Stock Shares;

b.   The number of Restricted Stock Shares to be awarded to each such Employee;

c. The restriction and forfeiture provisions applicable in the event of involuntary termination of employment without cause; in all other respects the terms of the awards shall be as set forth in the form of Stock Award attached hereto as Exhibit A and B, which forms shall be utilized in each award of shares hereunder.

3. Awards. Upon the identification of an Employee entitled to receive an award of Restricted Stock Shares, the Escrowee shall prepare and deliver to such Employee a Stock Award in the form attached hereto as Exhibit A or B, depending on each Employee's length of service with the Company or its subsidiaries. The Stock Award form shall be completed in the manner specified by the Gerdin under paragraph 2 hereof.

4. Transfer. Upon the Employee's execution of the Stock Award, the Escrowee shall transfer to the employee the shares awarded thereby. The certificate(s) representing the shares shall bear the legend required by the Stock Award. Thereafter, the Employee shall be entitled to the rights but shall be subject to the forfeiture and nontransfer restrictions specified in the Stock Award.

5. Other Provisions. In all other respects, the provisions of the Stock Award attached hereto as Exhibit A and B shall control disposition of the shares awarded.

IN WITNESS WHEREOF, the parties have caused this Restricted Stock Agreement to be executed on the date and year first above written.

COMPANY:                                       ESCROWEE:

HEARTLAND EXPRESS, INC.                        HEARTLAND EXPRESS, INC., as
                                               Escrow  Agent
By:/s/Russell Gerdin                           By:/s/Thomas E. Hill
    Russell Gerdin                                 Thomas E. Hill
       President                                   Vice-President

SHAREHOLDER:

By:/s/Russell Gerdin
    Russell Gerdin

                                                                      Exhibit A

                                   STOCK AWARD

THIS STOCK AWARD ("Award") is granted this 1st day of March, 2002, by Heartland Express, Inc. of Iowa, as Escrow Agent ("Escrowee").


                               W I T N E S S E T H

     WHEREAS, Russell Gerdin (the "Shareholder") is the President, Chairman of the Board, and principal shareholder of Heartland Express, Inc., a Nevada Corporation ("Corporation");

     WHEREAS, the Shareholder has heretofore transferred and assigned to Escrowee certain shares of his capital stock of the Corporation with direction that said shares be awarded to key officers and employees of the Corporation or its subsidiaries;

     WHEREAS, the Shareholder has directed that certain shares be awarded to ____________ (the "Employee") in consideration of his future services to the Corporation or its subsidiaries;

     NOW, THEREFORE, in consideration of services to be rendered by the Employee, the Escrowee hereby grants this Award to the Employee on the terms hereinafter expressed:

1. Stock Award. Escrowee hereby grants to the Employee an Award of ___ shares of Common Stock, $.01 par value, of the Corporation ("Award Shares"), subject to the forfeiture and nontransferability provisions hereof and the other terms and conditions set forth herein.

2. Restrictions. The Employee represents that the Award Shares are being acquired by him for his own account for investment and not with a view to the distribution thereof, and no part of the Award Shares will be sold or otherwise disposed of except in compliance with the Securities Act of 1933, as amended, and the rules and regulations thereunder. The Employee shall not sell, assign, transfer, convey, donate or otherwise dispose of any of the Award Shares (and any such disposition or attempted disposition shall be void and of no force or effect whatsoever) before the first to occur of either (a) the Employee's death or total and permanent disability, as determined by the Corporation, or (b) the vesting of such Award Shares in accordance with paragraph 3.

3. Vesting of Award Shares. The restrictions on transferability imposed under paragraph 2 hereof shall lapse as to 40% of the Award Shares upon the second anniversary of the date of grant of this Stock Award, and as to an additional 20% of the Award Shares on each succeeding anniversary of the date of grant, provided, however, the Employee shall have first paid to the Corporation all amounts then required to be paid under paragraph 9 hereof.

4. Forfeiture. In the event that the Employee's full-time active employment with the Corporation and its subsidiaries terminates on or before the lapse of any restrictions on transferability as provided in paragraph 3 hereof, for any reason other than his death or total and permanent disability, as determined by the Corporation, all of the non-vested Award Shares shall be forthwith forfeited and returned to the Shareholder without any payment or other consideration.

5. Deposit. The certificates representing the Award Shares, issued in the name of the Employee, and accompanied by assignments in blank separate from certificate, shall be deposited with the Escrowee. Upon vesting pursuant to paragraph 3, the certificates representing the vested shares shall be delivered to the Employee. Upon forfeiture, the certificates and assignments in blank shall be delivered to Shareholder.

6. Legend. Certificates representing the Award Shares shall bear a legend evidencing the restrictions and forfeiture provisions hereof. When such restrictions and forfeiture provisions terminate, the Employee (or his estate or the person to whom his rights hereunder, if any, passed by will or the law of descent and distribution) shall be entitled to have such legend removed from such certificates upon presentation to the Corporation.

7. Dividend and Voting Rights. The Employee shall be entitled to receive and retain all cash dividends paid on the Award Shares, and shall be entitled to vote the Award Shares, until and unless such shares are forfeited hereunder. Stock dividends, if any, on the Award Shares shall be delivered to the Escrowee to be held and distributed or forfeited as the case may be, in accordance with the terms hereof, in the same manner as the Award Shares in respect of which such stock dividends are paid.

8. Nontransferability. The Award Shares herein granted and the rights and privileges conferred hereby are personal to the Employee and shall not be transferred (otherwise then by will or the laws of descent and distribution, to the extent permitted hereunder), assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.

9. Taxes. The fair market value of the vested portion of the Award Shares is deemed to be taxable wages to the Employee on each vesting date. The Employee shall, at each vesting date, pay to the Corporation an amount equal to any payroll taxes that the Corporation is required to withhold in connection with the termination of the restrictions and forfeiture provisions hereof. The payroll taxes (Federal, FICA, and State, where applicable) will be based on the average of the high and low price on each vesting date.

     IN WITNESS WHEREOF, the Escrowee has caused this Award to be granted on the date first above written.


HEARTLAND EXPRESS, INC., as  ACCEPTED:


                                         Escrow Agent
                                         Employee

                                                                       Exhibit B


                                   STOCK AWARD

THIS STOCK AWARD ("Award") is granted this 4th day of March, 2002, by Heartland Express, Inc., as Escrow Agent ("Escrowee").

                               W I T N E S S E T H

     WHEREAS, Russell Gerdin (the "Shareholder") is the President, Chairman of the Board, and principal shareholder of Heartland Express, Inc., a Nevada Corporation ("Corporation");

     WHEREAS, the Shareholder has heretofore transferred and assigned to Escrowee certain shares of his capital stock of the Corporation with direction that said shares be awarded to key officers and employees of the Corporation or its subsidiaries;

     WHEREAS, the Shareholder has directed that certain shares be awarded to ____________("the Employee") in consideration of his future services to the Corporation or its subsidiaries;

     NOW, THEREFORE, in consideration of services to be rendered by the Employee, the Escrowee hereby grants this Award to the Employee on the terms hereinafter expressed:

1. Stock Award. Escrowee hereby grants to the Employee an Award of ___ shares of Common Stock, $.01 par value, of the Corporation ("Award Shares"), subject to the forfeiture and nontransferability provisions hereof and the other terms and conditions set forth herein.

2. Restrictions. The Employee represents that the Award Shares are being acquired by him for his own account for investment and not with a view to the distribution thereof, and no part of the Award Shares will be sold or otherwise disposed of except in compliance with the Securities Act of 1933, as amended, and the rules and regulations thereunder. The Employee shall not sell, assign, transfer, convey, donate or otherwise dispose of any of the Award Shares (and any such disposition or attempted disposition shall be void and of no force or effect whatsoever) before the first to occur of either (a) the Employee's death or total and permanent disability, as determined by the Corporation, or (b) the vesting of such Award Shares in accordance with paragraph 3.

3. Vesting of Award Shares. The restrictions on transferability imposed under paragraph 2 hereof shall begin to lapse upon the Employee's attainment of five years of service with the Corporation or its subsidiaries. The restrictions shall begin to lapse as to 40% of the Award Shares upon the second anniversary of attaining five years of service, and as to an additional 20% of the Award Shares on each succeeding anniversary of the attainment of five years of service, provided, however, the Employee shall have first paid to the Corporation all amounts then required to be paid under paragraph 9 hereof.

4. Forfeiture. In the event that the Employee's full-time active employment with the Corporation and its subsidiaries terminates on or before the lapse of any restrictions on transferability as provided in paragraph 3 hereof, for any reason other than his death or total and permanent disability, as determined by the Corporation, all of the non-vested Award Shares shall be forthwith forfeited and returned to the Shareholder without any payment or other consideration.

5. Deposit. The certificates representing the Award Shares, issued in the name of the Employee, and accompanied by assignments in blank separate from certificate, shall be deposited with the Escrowee. Upon vesting pursuant to paragraph 3, the certificates representing the vested shares shall be delivered to the Employee. Upon forfeiture, the certificates and assignments in blank shall be delivered to Shareholder.

6. Legend. Certificates representing the Award Shares shall bear a legend evidencing the restrictions and forfeiture provisions hereof. When such restrictions and forfeiture provisions terminate, the Employee (or his estate or the person to whom his rights hereunder, if any, passed by will or the law of descent and distribution) shall be entitled to have such legend removed from such certificates upon presentation to the Corporation.

7. Dividend and Voting Rights. The Employee shall be entitled to receive and retain all cash dividends paid on the Award Shares, and shall be entitled to vote the Award Shares, until and unless such shares are forfeited hereunder. Stock dividends, if any, on the Award Shares shall be delivered to the Escrowee to be held and distributed or forfeited as the case may be, in accordance with the terms hereof, in the same manner as the Award Shares in respect of which such stock dividends are paid.

8. Nontransferability. The Award Shares herein granted and the rights and privileges conferred hereby are personal to the Employee and shall not be transferred (otherwise then by will or the laws of descent and distribution, to the extent permitted hereunder), assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.

9. Taxes. The fair market value of the vested portion of the Award Shares is deemed to be taxable wages to the Employee on each vesting date. The Employee shall, at each vesting date, pay to the Corporation an amount equal to any payroll taxes that the Corporation is required to withhold in connection with the termination of the restrictions and forfeiture provisions hereof. The payroll taxes (Federal, FICA, and State, where applicable) will be based on the average of the high and low price on each vesting date.

     IN WITNESS WHEREOF, the Escrowee has caused this Award to be granted on the date first above written.


HEARTLAND EXPRESS, INC., as  ACCEPTED:

Escrow Agent                                          Employee

                            Exhibit No. 16

    Letter of Arthur Andersen LLP regarding change in certifying accountant.




Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street N W
Washington DC 20549

April 5, 2002





Dear Sir / Madam:

We have read Item 4 included in the Form 8-K dated April 5, 2002 of Heartland Express, Inc. to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein, except that we are not in a position to agree or disagree with Heartland Express, Inc.'s statement that the change was approved by the Board of Directors.

Very truly yours,

ARTHUR ANDERSEN LLP






Copy to:
Mr. John P. Cosaert, Chief Financial Officer, Heartland Express, Inc.

                                 Exhibit No. 21

                         Subsidiaries of the Registrant


                  Heartland Express, Inc.              Parent

                  A & M Express, Inc.                  Subsidiary

                  Heartland Equipment, Inc.            Subsidiary

                  Heartland Express, Inc. of Iowa      Subsidiary















                                 END OF REPORT