Form 10-Q
period 2003-03-31
HEARTLAND EXPRESS INC
filed 2003-05-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended  March 31, 2003                 Commission File No.   0-15087


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

At March 31, 2003, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            March 31, 2003 and
            December 31, 2002                                            1-2
          Consolidated Statements of Income
            for the Three Months
            Ended March 31, 2003 and 2002                                 3
          Consolidated Statements of Cash Flows
            for the Three Months Ended
            March 31, 2003 and 2002                                       4
          Notes to Consolidated Financial Statements                     5-6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   6-9


Item 3.   Quantitative and Qualitative Disclosures About Market Risk      10

Item 4.   Controls and Procedures                                         10

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of                              11
            Security Holders

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                              11-13

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       ASSETS
                                                      March 31,     December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents ......................   $102,529,207   $109,397,246

  Investments ....................................     47,879,504     44,464,176

  Trade receivables, less allowance:
  $675,000 and $650,000 ..........................     36,747,277     33,012,394

  Prepaid tires ..................................      4,369,630      4,757,850

  Deferred income taxes ..........................     23,096,000     21,134,000

  Other current assets ...........................      5,316,104        620,344
                                                     ------------   ------------

  Total current assets ...........................    219,937,722    213,386,010
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

   Land and land improvements ....................      4,842,820      4,402,820

   Buildings .....................................     12,505,953      8,532,621

   Furniture and fixtures ........................      1,300,848      1,300,848

   Shop and service equipment ....................      1,652,937      1,403,633

   Revenue equipment .............................    195,461,663    175,476,971
                                                     ------------   ------------

                                                      215,764,221    191,116,893

   Less accumulated depreciation .................     44,111,066     39,715,307
                                                     ------------   ------------

   Property and equipment, net ...................    171,653,155    151,401,586
                                                     ------------   ------------

OTHER ASSETS, net ................................      8,538,270      8,320,593
                                                     ------------   ------------

                                                     $400,129,147   $373,108,189
                                                     ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    March 31,      December 31,
                                                      2003             2002
                                                 -------------    -------------
                                                    (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued liabilities ..   $  11,399,482    $   8,632,810

   Compensation and benefits .................       8,375,321        7,632,766

   Income taxes payable ......................      14,423,985        6,070,318

   Insurance accruals ........................      40,923,315       40,228,160

   Other accruals ............................       4,848,233        4,525,396
                                                 -------------    -------------

      Total current liabilities ..............      79,970,336       67,089,450
                                                 -------------    -------------

DEFERRED INCOME TAXES ........................      33,077,000       30,089,000
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:
  Preferred, $.01 par value; authorized
    5,000,000 shares; none issued ............            --               --
  Common, $.01 par value; authorized
    395,000,000 shares; issued and
    outstanding 50,000,000 ...................         500,000          500,000

  Additional paid-in capital .................       8,603,762        8,603,762

  Retained earnings ..........................     279,541,263      268,488,971
                                                 -------------    -------------

                                                   288,645,025      277,592,733

  Less unearned compensation .................      (1,563,214)      (1,662,994)
                                                 -------------    -------------

                                                   287,081,811      275,929,739
                                                 -------------    -------------

                                                 $ 400,129,147    $ 373,108,189
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      2003            2002
                                                   ------------    ------------

OPERATING REVENUE ..............................   $ 94,839,735    $ 73,270,242
                                                   ------------    ------------

OPERATING EXPENSES:

  Salaries, wages, and benefits ................     32,312,307      23,274,625

  Rent and purchased transportation ............     13,953,071      14,924,660

  Operations and maintenance ...................     19,310,180      11,427,919

  Taxes and licenses ...........................      1,873,406       1,607,108

  Insurance and claims .........................      2,370,993       1,842,075

  Communications and utilities .................        893,845         669,994

  Depreciation .................................      5,367,543       3,900,129

  Other operating expenses .....................      2,554,772       1,923,805

  (Gain) loss on disposal of fixed assets ......         (3,661)          6,616
                                                   ------------    ------------

                                                     78,632,456      59,576,931
                                                   ------------    ------------

    Operating income ...........................     16,207,279      13,693,311

  Interest income ..............................        538,617         758,109
                                                   ------------    ------------

  Income before income taxes ...................     16,745,896      14,451,420

  Federal and state income taxes ...............      5,693,604       4,913,483
                                                   ------------    ------------

  Net income ...................................   $ 11,052,292    $  9,537,937
                                                   ============    ============

  Net income per common share:
     Basic net income per share ................   $       0.22    $       0.19
                                                   ============    ============

  Basic weighted average shares outstanding ....     50,000,000      50,000,000
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                            March 31,
                                                      2003             2002
                                                 -------------    -------------
OPERATING ACTIVITIES
  Net income .................................   $  11,052,292    $   9,537,937
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ............       5,372,544        3,900,129
    Deferred income taxes ....................       1,026,000         (130,000)
    Unearned compensation ....................          99,780           33,260
    Gain (loss) on disposal of fixed assets ..          (3,661)           6,616
    Changes in certain working capital items:
      Trade receivables ......................      (3,734,883)        (893,266)
      Other current assets ...................      (4,695,760)      (2,024,867)
      Prepaid tires ..........................         388,220          518,550
      Accounts payable and accrued liabilities       2,907,384        2,553,222
      Accrued income taxes ...................       8,353,667        4,926,963
                                                 -------------    -------------
  Net cash provided by operating activities ..      20,765,583       18,428,544
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment          22,956            5,633
  Capital additions ..........................     (24,018,572)      (7,924,987)
  Net purchases of municipal bonds ...........      (3,415,328)      (1,686,781)
  Increase  in other assets ..................        (222,678)        (147,548)
                                                 -------------    -------------
  Net cash used in investing activities ......     (27,633,622)      (9,753,683)
                                                 -------------    -------------
  Net increase (decrease) in cash and cash
     equivalents .............................      (6,868,039)       8,674,861

CASH AND CASH EQUIVALENTS
  Beginning of year ..........................     109,397,246      120,794,142
                                                 -------------    -------------
  End of quarter .............................   $ 102,529,207    $ 129,469,003
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid (received) during the period for:
     Income taxes ............................   $  (3,686,063)   $     116,520
  Noncash investing activities:
     Book value of revenue equipment traded ..       1,401,919        2,478,132





The accompany notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements of Heartland Express, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

Note 2.  Contingencies

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, TN. Three lawsuits have been filed in U.S. District Court for the Eastern District of TN Northern Division of Knoxville, TN. The combined relief sought in the cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. No other action including governmental is contemplated. No material developments have occurred during the first quarter of 2003.

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

Note 5.  Acquisition

     On June 1, 2002, the Company acquired the business and trucking assets of Great Coastal Express, Inc. ("Great Coastal"), a privately-held truckload carrier. Great Coastal had gross revenues of approximately $70.0 million in 2001 and operated approximately 500 company tractors, 125 owner-operators, and 1,650 trailers at the date of the acquisition. The acquired assets were recorded at their estimated fair values as of the acquisition date in accordance with Financial Accounting Standards Board statement number 141 (SFAS 141), "Business Combinations". Goodwill has been recorded in "Other Assets, net" for the amount, which the purchase price exceeded the fair value of the assets acquired. The acquisition has been accounted for in the Company's results of operations since the acquisition date. The pro forma effect of the acquisition on the Company's results of operation is immaterial.

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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                        Three months Ended
                                                             March 31,
                                                         2003        2002
                                                       --------    --------
Operating revenue                                       100.0%      100.0%
                                                       --------    --------
Operating expenses:
   Salaries, wages, and benefits                         34.1%       31.8%
   Rent and purchased transportation                     14.7        20.4
   Operations and maintenance                            20.3        15.6
   Taxes and licenses                                     2.0         2.2
   Insurance and claims                                   2.5         2.5
   Communications and utilities                           0.9         0.9
   Depreciation                                           5.7         5.3
   Other operating                                        2.7         2.6
    expenses
   (Gain) loss on disposal of fixed assets               (0.0)       (0.0)
                                                       --------    --------
   Total operating expenses                              82.9%       81.3%
                                                       --------    --------
Operating income                                         17.1%       18.7%
   Interest income                                        0.6         1.0
                                                       --------    --------
   Income before income taxes                            17.7%       19.7%
Federal and state income taxes                            6.0         6.7
                                                       --------    --------
   Net income                                            11.7%       13.0%
                                                       ========    ========

     The following is a discussion of the results of operations of the quarter ended March 31, 2003 compared with the same period in 2002, and the changes in financial condition through the first quarter of 2003.

     Operating revenue increased $21.6 million (29.4%), to $94.9 million in the first quarter of 2003 from $73.3 million in the first quarter of 2002. The increase in revenue resulted from additional business from existing customers and the growth of our customer base. Operating revenue was also positively impacted by fuel surcharges assessed to customers and the June 1, 2002 acquisition of Great Coastal Express. Fuel surcharge revenue increased to $4.3 million in the first quarter of 2003 from $0.3 million in the first quarter of 2002 due to higher average fuel prices. The acquisition of Great Coastal Express contributed approximately $9.8 million to first quarter 2003 revenues. Operating revenue for the first quarter of 2003 increased 24.1% before fuel surcharge.

     Salaries, wages, and benefits increased $9.0 million (38.8%), to $32.3 million in the first quarter of 2003 from $23.3 million in the first quarter of 2002. As a percentage of revenue, salaries, wages and benefits increased to 34.1% in 2003 from 31.8% in 2002. These increases were primarily the result of increased reliance on employee drivers and decrease in the percentage of miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth of the company owned tractor fleet and to the June 1, 2002 acquisition of Great Coastal Express. During the first quarter of 2003, employee drivers accounted for 79% and independent contractors 21% of the total fleet miles, compared with 70% and 30%, respectively, in the first quarter of 2002. In addition, the Company incurred increased health insurance and workers' compensation costs due to the increased frequency and severity of claims, and due to increased reliance on employee drivers.

     Rent and purchased transportation decreased $1.0 million (6.5%), to $13.9 million in the first quarter of 2003 from $14.9 million in the first quarter of 2002. As a percentage of revenue, rent and purchased transportation decreased to 14.7% in the first quarter of 2003 from 20.4% in the first quarter of 2002. This reflects the Company's decreased reliance upon independent contractors. During the 2003 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers. Rent and purchased transportation, before fuel surcharge, decreased 12.2% over the same period in 2002.

     Operations and maintenance increased $7.9 million (69.0%) to $19.3 million in the first quarter of 2003 from $11.4 million in the first quarter of 2002. As a percentage of revenue, operations and maintenance increased to 20.4% in the first quarter of 2003 from 15.6% during the first quarter of 2002. The increase in operations and maintenance is primarily attributable to increased fuel costs due to increased reliance on company-owned tractors and record high fuel prices experienced in the first quarter of 2003.

     Taxes and licenses increased $0.3 million (16.6%), to $1.9 million in the first quarter of 2003 from $1.6 million in the first quarter of 2002. As a percentage of revenue, taxes and licenses decreased to 2.0% in 2003 from 2.2% during the first quarter of 2002.

     Insurance and claims increased $0.6 million (28.7%), to $2.4 million in the first quarter of 2003 from $1.8 million in the first quarter of 2002. As a percentage of revenue, insurance and claims remained constant at 2.5% for both compared periods. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.2 million (33.4%), to $0.9 million in 2003 from $0.7 million in 2002. As a percentage of revenue, communications and utilities remained constant at 0.9% for both compared periods. Communications expense increased due to fleet growth and the implementation of satellite communications with independent contractors.

     Depreciation increased $1.5 million (37.6%) to $5.4 million during the first quarter of 2003 from $3.9 million in the first quarter of 2002. As a percentage of revenue, depreciation increased to 5.7% in 2003 from 5.3% during the first quarter of 2002. Depreciation increased because of the growth of our company owned tractor and trailer fleet.

     Other operating expenses increased $0.6 million (32.8%) to $2.5 million during the first quarter of 2003 from $1.9 million during the first quarter 2002. As a percentage of revenue, other operating expenses increased to 2.7% in the first quarter of 2003 from 2.6% in the first quarter of 2002. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Interest income decreased $0.2 (29.0%) to $0.5 million in the first quarter of 2003 from $0.7 million in the first quarter of 2002. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate was 34.0% for both compared three month periods. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.9% during the first quarter of 2003 compared with 81.3% during the first quarter of 2002. Net income increased $1.5 million (15.9%), to $11.0 million during the first quarter of 2003 from $9.5 million during the first quarter of 2002.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2003, was net cash provided by operating activities of $20.8 million compared to $18.4 million in the corresponding 2002 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $24.0 million for the first three months of 2003 compared to $7.9 million for the same period in 2002. In addition, the Company purchased terminal locations in Columbus, Ohio and Olive Branch, Mississippi during the first quarter of 2003.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term which are expected to be funded by cash flow provided by operations and from cash, cash equivalents, and investments on hand. The Company ended the quarter with $150.4 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

New Accounting Standards

     In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement effective January 1, 2003. The adoption of this SFAS did not have a material impact on its Consolidated Financial Statements.

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, with required all gains and losses from the extinguishments of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishments depends on the facts and circumstances of the transaction. The Company adopted this statement effective January 1, 2003. The adoption of this SFAS did not have a material impact upon its Consolidated Financial Statements as the Company has no debt.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first quarter of 2003.

     In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires certain pro form disclosures. This statement also amended the transition provisions of SFAS No.
123. The Company adopted SFAS No. 123 as amended by SFAS No. 148 effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first quarter of 2003.

     In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others. Therefore, the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2003 have an original maturity of twelve months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents.

     The Company has no debt outstanding as of March 31, 2003 and therefore, has no market risk related to debt.

     As of March 31, 2003, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Control and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, TN. Three lawsuits have been filed in U.S. District Court for the Eastern District of TN Northern Division of Knoxville, TN. The Combined relief sought in the cases is approximately $54.5 million for compensatory damages and $215 million for punitive damages. No other action including governmental is contemplated. No material developments have occurred during the first quarter of 2003.

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

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibit
         99 Certification
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b) No reports on Form 8-K were filed during the current period.

No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.

Date: May 14, 2003                         BY:  /s/  John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                           financial officer)

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

Date:  May 14, 2003                               /s/ Russell A. Gerdin
                                                     Russell A. Gerdin
                                           President and Chief Executive Officer
                                               (principal executive officer)

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

Date:  May 14, 2003                              /s/ John P. Cosaert
                                                    John P. Cosaert
                                          Executive Vice President-Finance,
                                       Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

                                   Exhibit 99

                       Quarterly Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Heartland Express, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

     The quarterly report on Form 10-Q for the quarter ended March 31, 2003 of the Company fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 14, 2003                                 By: /s/ Russell A. Gerdin
                                                          Russell A. Gerdin
                                                       Chairman, President and
                                                       Chief Executive Officer

Dated:   May 14, 2003                                 By: /s/ John P. Cosaert
                                                           John P. Cosaert
                                                       Executive Vice President
                                                     and Chief Financial Officer