Form 10-Q
period 2003-06-30
HEARTLAND EXPRESS INC
filed 2003-08-14
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For quarter ended  June 30, 2003                 Commission File No.   0-15087


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

Yes [X]     No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No  [ ]

At June 30, 2003, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets
             June 30, 2003 and
             December 31, 2002                                          2 - 3
           Consolidated Statements of Income
             for the Three and Six  Months
             ended June 30, 2003 and 2002                                 4
           Consolidated Statements of Cash Flows
             for the Six Months ended
             June 30, 2003 and 2002                                       5
           Notes to Consolidated Financial Statements                   6 - 7

Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                 7 - 13

Item 3     Quantitative and Qualitative Disclosures
             About Market Risk                                            13

Item 4     Controls and Procedures                                        14

                                     PART II

                                OTHER INFORMATION


Item 1     Legal Proceedings                                              15

Item 2     Changes in Securities                                          15

Item 3     Defaults Upon Senior Securities                                15

Item 4     Submission of Matters to a Vote of                             15
             Security Holders

Item 5     Other Information                                              15

Item 6     Exhibits and Reports on Form 8-K                               15

                            HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                  ASSETS                              June 30,      December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents .....................   $107,909,269   $109,397,246

  Investments ...................................     55,556,396     44,464,176

  Trade receivables, less allowance:
  $675,000 and $650,000 .........................     37,477,718     33,012,394

  Prepaid tires .................................      3,820,940      4,757,850

  Deferred income taxes .........................     23,028,000     21,134,000

  Other current assets ..........................      3,510,420        620,344
                                                    ------------   ------------
     Total current assets .......................    231,302,743    213,386,010
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

  Land and land improvements ....................      6,192,820      4,402,820

  Buildings .....................................     13,157,437      8,532,621

  Furniture and fixtures ........................      1,106,173      1,300,848

  Shop and service equipment ....................      1,938,546      1,403,633

  Revenue equipment .............................    200,828,625    175,476,971
                                                    ------------   ------------
                                                     223,223,601    191,116,893

  Less accumulated depreciation .................     48,896,595     39,715,307
                                                    ------------   ------------

  Property and equipment, net ...................    174,327,006    151,401,586

OTHER ASSETS, net ...............................      8,621,190      8,320,593
                                                    ------------   ------------

                                                    $414,250,939   $373,108,189
                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,      December 31,
                                                      2003             2002
                                                 -------------    -------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Accounts payable & accrued liabilities .....   $   9,759,451    $   8,632,810

  Compensation and benefits ..................       9,523,081        7,632,766

  Income taxes payable .......................      12,464,206        6,070,318

  Insurance accruals .........................      42,796,127       40,228,160

  Other ......................................       5,090,319        4,525,396
                                                 -------------    -------------

    Total current liabilities ................      79,633,184       67,089,450
                                                 -------------    -------------

DEFERRED INCOME TAXES ........................      34,800,000       30,089,000
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:

  Preferred, $.01 par value; authorized
     5,000,000 share; none issued ............            --               --
  Common, $.01 par value; authorized
     395,000,000 shares; issued and
     outstanding 50,000,000 ..................         500,000          500,000

  Additional paid-in capital .................       8,603,762        8,603,762

  Retained earnings ..........................     292,177,427      268,488,971
                                                 -------------    -------------

                                                   301,281,189      277,592,733

  Less unearned compensation .................      (1,463,434)      (1,662,994)
                                                 -------------    -------------

                                                   299,817,755      275,929,739
                                                 -------------    -------------

                                                 $ 414,250,939    $ 373,108,189
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,

                                                         2003             2002            2003             2002

OPERATING REVENUE ...............................   $ 102,799,789    $  84,359,840   $ 197,639,524    $ 157,630,082
                                                    -------------    -------------   -------------    -------------
OPERATING EXPENSES:

   Salaries, wages, and benefits ................   $  35,190,604    $  26,315,038   $  67,502,911    $  49,589,663

   Rent and purchased transportation ............      13,151,043       16,738,604      27,104,114       31,663,264

   Operations and maintenance ...................      18,141,646       13,651,365      37,451,826       25,079,284

   Taxes and licenses ...........................       2,125,293        1,689,400       3,998,699        3,296,508

   Insurance and claims .........................       4,164,378        2,895,068       6,535,371        4,737,143

   Communications and utilities .................         923,038          659,332       1,816,883        1,329,326

   Depreciation .................................       6,926,441        4,461,581      12,293,984        8,361,710

   Other operating expenses .....................       3,551,159        1,866,942       6,105,931        3,790,747

   (Gain) loss on disposal of fixed assets ......         (27,110)          99,390         (30,771)         106,006
                                                    -------------    -------------   -------------    -------------
                                                       84,146,492       68,376,720     162,778,948      127,953,651
                                                    -------------    -------------   -------------    -------------
             Operating income ...................      18,653,297       15,983,120      34,860,576       29,676,431

   Interest income ..............................         492,404          722,163       1,031,021        1,480,272
                                                    -------------    -------------   -------------    -------------
      Income before income taxes ................      19,145,701       16,705,283      35,891,597       31,156,703

   Federal and state income taxes ...............       6,509,537        5,679,795      12,203,141       10,593,278
                                                    -------------    -------------   -------------    -------------
      Net income ................................   $  12,636,164       11,025,488   $  23,688,456    $  20,563,425
                                                    =============    =============   =============    =============
   Net income per common share:

       Basic net income per share ...............   $        0.25    $        0.22   $        0.47    $        0.41
                                                    =============    =============   =============    =============
   Basic weighted average shares outstanding ....      50,000,000       50,000,000      50,000,000       50,000,000
                                                    =============    =============   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,

                                                      2003             2002
                                                 -------------    -------------
OPERATING ACTIVITIES

  Net income ................................... $  23,688,456    $  20,563,425
  Adjustments to reconcile
  net income to net cash
  provided by operating activities:
     Depreciation and amortization .............    12,303,986        8,363,377
     Deferred income taxes .....................     2,817,000          (17,000)
     Unearned compensation .....................       199,560          133,039
     Gain (loss) on disposal of fixed assets ...       (30,771)         106,006
     Changes in certain working capital items:
        Trade receivables ......................    (4,465,324)      (7,962,258)
        Other current assets ...................    (2,890,076)      (2,085,008)
        Prepaid expenses .......................       936,910          429,030
        Accounts payable and accrued expenses ..     6,419,622        7,107,203
        Accrued income taxes ...................     6,393,888        1,773,890
                                                 -------------    -------------
     Net cash provided by operating activities .    45,373,251       28,411,704
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment .        70,936          516,874
  Capital additions ............................   (35,529,345)     (12,540,985)
  Acquisition of business ......................          --        (26,719,495)
  Net maturities (purchases) of municipal bonds    (11,092,220)       3,336,915
  Increase in other assets .....................      (310,599)        (105,285)
                                                 -------------    -------------
  Net cash used in investing activities ........   (46,861,228)     (35,511,976)
                                                 -------------    -------------
  Net decrease in cash and cash equivalents ....    (1,487,977)      (7,100,272)

CASH AND CASH EQUIVALENTS
  Beginning of period ..........................   109,397,246      120,794,142
                                                 -------------    -------------
  End of period ................................ $ 107,909,269    $ 113,693,870
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes .............................. $   2,992,253    $   8,836,388
  Noncash investing activities:
     Book value of revenue equipment traded .... $   1,637,232    $   7,398,759

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1   Basis of Presentation

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

Note 2   Contingencies

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, TN. Three wrongful death lawsuits were filed in U.S. District Court for the Eastern District of TN Northern Division in Knoxville. The combined relief south in the cases was approximately $65 million for compensatory damages and $200 million for punitive damages. One of the suits was dismissed soon after being filed. During the second quarter of 2003, the second (4 fatality) lawsuit was settled for an amount well within the Company's insurance limits. The third (single fatality) lawsuit was settled during July of 2003, again for an amount well within the Company's insurance limits. A fourth personal injury lawsuit was subsequently filed, which seeks relief in the amount of $387,500; this case is still active.

Note 3   Segment Information

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

Note 4   Change in Accounting Estimate

     Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet from $6,000 to $4,000 per trailer. This change in accounting estimate increased second quarter 2003 depreciation expense by approximately $570,000.

Note 5   Acquisition

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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                         Three Months Ended     Six Months Ended
                                             June 30,                June 30,
                                             2003      2002      2003      2002
                                           ------    ------    ------    ------
Operating revenue ......................    100.0%    100.0%    100.0%    100.0%
                                           ------    ------    ------    ------
Operating expenses:
   Salaries, wages, and benefits .......     34.2%     31.2%     34.2%     31.5%
   Rent and purchased transportation ...     19.9      13.7      20.1      12.8
   Operations and maintenance ..........     17.6      16.2      19.0      15.9
   Taxes and licenses ..................      2.1       2.0       2.0       2.1
   Insurance and claims ................      4.1       3.4       3.3       3.0
   Communications and utilities ........      0.9       0.8       0.9       0.8
   Depreciation ........................      5.3       6.7       5.3       6.2
   Other operating expenses ............      3.5       2.2       3.1       2.4
   (Gain) loss on disposal of fixed
     assets ............................       --       0.1        --       0.1
                                           ------    ------    ------    ------
       Total operating expenses ........    81.9%     81.1%     82.4%     81.2%
                                           ------    ------    ------    ------
          Operating income .............    18.1%     18.9%     17.6%     18.8%
Interest income ........................     0.5       0.9       0.5       0.9
                                           ------    ------    ------    ------
       Income before income taxes ......    18.6%     19.8%     18.1%     19.7%
Federal and state income taxes .........     6.3       6.7       6.1       6.7
                                           ------    ------    ------    ------
          Net income ...................    12.3%     13.1%     12.0%     13.0%
                                           ======    ======    ======    ======

     The following is a discussion of the results of operations of the three and six month periods ended June 30, 2003 compared with the same periods in 2002, and the changes in financial condition through the second quarter of 2003.

Three Months Ended June 30, 2003 and 2002

     Operating revenue increased $18.4 million (21.9%), to $102.8 million in the second quarter of 2003 from $84.4 million in the second quarter of 2002. The increase in revenue resulted from additional business from existing customers and the growth of our customer base. Operating revenue was also positively impacted by fuel surcharges assessed to customers and the June 1, 2002 acquisition of Great Coastal Express. Fuel surcharge revenue increased to $4.0 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002 due to higher average fuel prices. The acquisition of Great Coastal Express contributed approximately $9.7 million to second quarter 2003 revenue. Operating revenue for the second quarter of 2003 increased 18.8% before fuel surcharge.

     Salaries, wages, and benefits increased $8.9 million (33.7%), to $35.2 million in the second quarter of 2003 from $26.3 million in the second quarter of 2002. As a percentage of revenue, salaries, wages and benefits increased to 34.2% in 2003 from 31.2% in 2002. These increases were primarily the result of increased reliance on employee drivers and a decrease in the percentage of miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and to the June 1, 2002 acquisition of Great Coastal Express. During the second quarter of 2003, employee drivers accounted for 82% and independent contractors 18% of the total fleet miles, compared with 71% and 29%, respectively, in the second quarter of 2002. In addition, the Company incurred increased health insurance and workers' compensation costs due to the increased frequency and severity of claims, and due to increased reliance on employee drivers.

     Rent and purchased transportation decreased $3.6 million (21.4%), to $13.1 million in the second quarter of 2003 from $16.7 million in the second quarter of 2002. As a percentage of revenue, rent and purchased transportation decreased to 12.8% in the second quarter of 2003 from 19.9% in the second quarter of 2002. This reflects the Company's decreased reliance upon independent contractors. During the 2003 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers. Rent and purchased transportation, before fuel surcharge, decreased 24.8% over the same period in 2002.

     Operations and maintenance increased $4.5 million (32.9%) to $18.1 million in the second quarter of 2003 from $13.6 million in the second quarter of 2002. As a percentage of revenue, operations and maintenance increased to 17.6% in the second quarter of 2003 from 16.2% during the second quarter of 2002. The increase in operations and maintenance is primarily attributable to increased fuel costs due to increased reliance on the company-owned tractors and record high fuel prices experienced in the second quarter of 2003.

     Taxes and licenses increased $0.4 million (25.8%), to $2.1 million in the second quarter of 2003 from $1.7 million in the second quarter of 2002. As a percentage of revenue, taxes and licenses increased to 2.1% in 2003 from 2.0% during the second quarter of 2002.

     Insurance and claims increased $1.3 million (43.8%), to $4.2 million in the second quarter of 2003 from $2.9 million in the second quarter of 2002. As a percentage of revenue, insurance and claims increased to 4.1% in the second quarter of 2003 from 3.4% in the second quarter of 2002. The Company experienced higher insurance premiums and an increased self-insurance retention level during the current quarter. In addition, insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.2 million (40.0%), to $0.9 million in the 2003 period from $0.7 million in the 2002 period. As a percentage of revenue, communications and utilities increased to 0.9% in the second quarter of 2003 from 0.8% in the second quarter of 2002. Communications expense increased due to fleet growth and the implementation of satellite communications with independent contractors.

     Depreciation increased $2.4 million (55.2%) to $6.9 million during the second quarter of 2003 from $4.5 million in the second quarter of 2002. As a percentage of revenue, depreciation increased to 6.7% in 2003 from 5.3% during the second quarter of 2003. Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet to $4,000 from $6,000 resulting in an increase of approximately $570,000 in trailer depreciation. Additionally, depreciation increased because of the growth of our company owned tractor and trailer fleet.

     Other operating expenses increased $1.7 million (90.2%) to $3.6 million during the second quarter of 2003 from $1.9 million during the second quarter 2002. As a percentage of revenue, other operating expenses increased to 3.5% during the second quarter of 2003 from 2.2% in the second quarter of 2002. Other operating expenses consist primarily of cost incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Interest income decreased $0.2 (31.8%) to $0.5 million in the second quarter of 2003 from $0.7 million in the second quarter of 2002. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both compared three month periods. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.9% during the second quarter of 2003 compared with 81.1% during the second quarter of 2002. Net income increased $1.6 million (14.6%), to $12.6 million during the second quarter of 2003 from $11.0 million during the second quarter of 2002.

Six Months Ended June 30, 2003 and 2002

     Operating revenue increased $40.0 million (25.4%), to $197.6 million in the six months ended June 30, 2003 from $157.6 million in the 2002 period. The Company's operating revenues, before fuel surcharges, increased 21.2% over the compared 2002 period. Fuel surcharge revenue increased to $8.3 million for the six months ended June 30, 2003 from $1.5 million in the compared 2002 period. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers, and the June 1, 2002 acquisition of Great Coastal Express. The acquisition of Great Coastal Express contributed $19.5 million to the 2003 year-to-date revenues.

     Salaries, wages, and benefits increased $17.9 million (36.1%), to $67.5 million in the six months ended June 30, 2003 from $49.6 million in the 2002 period. As a percentage of revenue, salaries, wages and benefits increased to 34.2% in 2003 from 31.5% in 2002. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and the June 1, 2002 acquisition of Great Coastal Express. During the first six months of 2003, employee drivers accounted for 80% and independent contractors 20% of the total fleet miles, compared with 71% and 29%, respectively, in the compared 2002 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2002 period.

     Rent and purchased transportation decreased $4.6 million (14.4%), to $27.1 million in the first six months of 2003 from $31.7 million in the 2002 period. As a percentage of revenue, rent and purchased transportation decreased to 13.7% in the 2003 period from 20.1% in the compared 2002 period. This reflects the Company's decreased reliance upon independent contractors. During the 2002 period, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers. Rent and purchased transportation, before fuel surcharge, decreased 18.9% from the 2002 period.

     Operations and maintenance increased $12.4 million (49.3%) to $37.5 million in the six months ended June 30, 2003 from $25.1 million in the 2002 period. This increase is attributable to increased reliance on the Company owned fleet and record high fuel prices experienced in the first six months of 2003. As a percentage of revenue, operations and maintenance increased to 19.0% in the 2003 period from 15.9% during the 2002 period .

     Taxes and licenses increased $0.7 million (21.3%), to $4.0 million in the first six months of 2003 from $3.3 million in the compared 2002 period. As a percentage of revenue, taxes and licenses decreased to 2.0% in the 2003 period from 2.1% in the 2002 period. This cost increase is primarily attributable to the growth in fleet miles.

     Insurance and claims increased $1.8 million (38.0%), to $6.5 million in the first six months of 2003 from $4.7 million in the compared 2002 period. As a percentage of revenue, insurance and claims increased to 3.3% in the 2003 period from 3.0% in the 2002 period. The Company's liability insurance premiums and self-insurance retention level increased effective April 1, 2003. In addition, insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.5 million (36.7%), to $1.8 million in the 2003 period from $1.3 million in 2002 period. As a percentage of revenue, communications and utilities increased to 0.9% in the 2003 period from 0.8% in the 2002 periods. The increase is primarily the result of increased fleet growth and the implementation of satellite communications with independent contractors.

     Depreciation increased $4.0 million (47.0%) to $12.3 million during the first six months of 2003 from $8.3 million in the compared 2002 period. As a percentage of revenue, depreciation increased to 6.2% in the 2003 period from 5.3% in the 2002 periods. Depreciation expense increased approximately $570,000 due to the April 1, 2003 reduction of salvage value for the Company's trailer fleet. Trailer salvage values were decreased to $4,000 from $6,000 previously recorded. In addition, depreciation expense has increased due to the growth in the Company's tractor and trailer fleets.

     Other operating expenses increased 2.3 million (61.1%) to $6.1 million during the first six months 2003 from $3.8 million during the compared 2002 period. As a percentage of revenue, other operating expenses increased to 3.1% in the 2003 period from 2.4% in the 2002 periods. Other operating expenses consist primarily of freight handling, highway tolls, drivers recruiting expenses, and administrative costs.

     Interest income decreased $0.5 (30.3%) to $1.0 million in the first six months of 2003 from $1.5 million in the compared 2002 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned has been negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the six months ended June 30, 2003 and 2002. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.4% during the first six months of 2003 compared with 81.2% during the first six months of 2002. Net income increased $3.1 million (15.2%), to $23.7 million during the first six months of 2003 from $20.6 million during the compared 2002 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2003, was net cash provided by operating activities of $45.4 million compared to $28.4 million in the corresponding 2002 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $35.5 million for the first six months of 2003 compared to $12.5 million for the same period in 2002. In addition, the Company purchased terminal locations in Columbus, Ohio and Olive Branch, Mississippi during the first quarter of 2003. The Company purchased the trucking assets of Great Coastal Express on June 1, 2002 for $26.7 million.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term which are expected to be funded by cash flow provided by operations and from cash, cash equivalents, and investments on hand. The Company ended the quarter with $163.5 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first six months of 2003.

     In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires certain pro form disclosures. This statement also amended the transition provisions of SFAS No.
123. The Company adopted SFAS No. 123 as amended by SFAS No. 148 effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first six months of 2003.

     In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires that guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others. Therefore, the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interest in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. We did not enter into any financial instruments within the scope of the SFAS No. 150 during June 2003.

Item 3   Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2003 have an original maturity of six months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of June 30, 2003 and therefore, has no market risk related to debt.

     As of June 30, 2003, the Company has no derivative financial instruments to reduce its exposure to diesel fuel price fluctuations.

Item 4   Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

      Item 1   Legal Proceedings
               On June 21, 2002 a driver for the company was involved in a multiple (5) fatality accident in Knoxville, TN. Three wrongful death lawsuits were filed in U.S. District Court for the Eastern District of TN Northern Division in Knoxville. The combined relief sought in the cases was approximately $65 million for compensatory damages and $200 million for punitive damages. One of the suits was dismissed soon after being filed. During the second quarter of 2003, the second (4 fatality) lawsuit was settled for an amount well within the Company's insurance limits. The third (single fatality) lawsuit was settled during July of 2003, again for an amount well within the Company's insurance limits. A fourth personal injury lawsuit was subsequently filed, which seeks relief in the amount of $387,500; this case is still active.

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

      Item 2   Changes in Securities
               None

      Item 3   Defaults Upon Senior Securities
               None

      Item 4   Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of Heartland Express, Inc. was held on May 8, 2003 for the purpose of electing five directors for one year terms and to ratify the selection of KPMG, LLP as the Company's independent public accountants for 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected and KPMG, LLP was appointed independent public accountants for 2003. Of the 50,000,000 shares entitled to vote, stockholders representing 44,472,472 shares (88.9%) were present in person or by proxy.

      Item 5   Other Information
               None

      Item 6   Exhibits and Reports on Form 8-K
               (a) Exhibits 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Exhibit 99.2 Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               (b) Report on Form 8-K, dated April 17, 2003, announcing the Company's financial results for the quarter ended March 31, 2003.

No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.
Dated: August 13, 2003                     By /s/ John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                           financial officer)

                            SECTION 302 CERTIFICATION

     I, Russell A. Gerdin, President and Chief Executive Officer of Heartland Express, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: August 13, 2003                      /s/ Russell A. Gerdin
                                           Russell A. Gerdin
                                           President and Chief Executive Officer
                                           (principal executive officer)

                            SECTION 302 CERTIFICATION

     I, John P. Cosaert, Executive Vice President and Chief Financial Officer and Treasurer of Heartland Express, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonability likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003                      /s/ John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                           financial officer)

                                   Exhibit 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Heartland Express, Inc. (the " Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best knowledge of the undersigned:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Heartland Express, Inc. and will be retained by Heartland Express, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  August 13, 2003                              By:/s/Russell A. Gerdin
                                                     Russell A. Gerdin
                                                     Chairman, President and
                                                     Chief Executive Officer

Dated: August 13, 2003                               By:/s/John P. Cosaert
                                                     John P. Cosaert
                                                     Executive Vice President
                                                     and Chief Financial Officer