Form 10-Q
period 2003-09-30
HEARTLAND EXPRESS INC
filed 2003-11-13
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2003               Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                             93-0926999
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                            Identification Number)


2777 Heartland Drive, Coralville, Iowa                             52241
(Address of Principal Executive Office)                          (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728

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

Yes [ X ]     No  [   ]

At September 30, 2003, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1 Financial Statements (Unaudited)
       Consolidated Balance Sheets
         September 30, 2003 and
         December 31, 2002                                               2 - 3
       Consolidated Statements of Operations
         for the Three and Nine Months
         ended September 30, 2003 and 2002                                 4
       Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 2003 and 2002                                       5
       Notes to Consolidated Financial Statements                        6 - 7

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of
         Operations                                                      7 - 13

Item 3 Quantitative and Qualitative Disclosures About Market Risk         13

Item 4 Controls and Procedures                                            14

                                     PART II

                                OTHER INFORMATION


Item 1 Legal Proceedings                                                  15

Item 2 Changes in Securities                                              15

Item 3 Defaults Upon Senior Securities                                    15

Item 4 Submission of Matters to a Vote of                                 15
       Security Holders

Item 5 Other Information                                                  15

Item 6 Exhibits and Reports on Form 8-K                                   15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                          September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents .....................   $ 98,027,969   $ 89,717,866

  Investments ...................................     88,469,104     64,143,556

  Trade receivables, less allowance of
    $675,000 in 2003
    and $650,000 in 2002 ........................     37,599,129     33,012,394

  Prepaid tires .................................      2,890,810      4,757,850

  Deferred income taxes .........................     23,760,000     21,134,000

  Other current assets ..........................      2,805,209        620,344
                                                    ------------   ------------

       Total current assets .....................    253,552,221    213,386,010
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

  Land and land improvements ....................      6,612,819      4,402,820

  Buildings .....................................     16,977,604      8,532,621

  Furniture and fixtures ........................      1,106,173      1,300,848

  Shop and service equipment ....................      2,053,790      1,403,633

  Revenue equipment .............................    201,136,213    175,476,971
                                                    ------------   ------------

                                                     227,886,599    191,116,893

  Less accumulated depreciation .................     55,923,089     39,715,307
                                                    ------------   ------------

  Property and equipment, net ...................    171,963,510    151,401,586
                                                    ------------   ------------

         OTHER ASSETS, net ......................      8,929,116      8,320,593
                                                    ------------   ------------

                                                    $434,444,847   $373,108,189
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------  -------------
                                                     (Unaudited)
CURRENT LIABILITIES

  Accounts payable & accrued liabilities ........   $  12,729,106  $  8,632,810

  Compensation & benefits .......................       9,981,028     7,632,766

  Income taxes payable ..........................      11,977,132     6,070,318

  Insurance accruals ............................      44,472,479    40,228,160

  Other .........................................       5,533,811     4,525,396
                                                    ------------- -------------

     Total current liabilities ..................      84,693,556    67,089,450
                                                    ------------- -------------

DEFERRED INCOME TAXES ...........................      36,341,000    30,089,000
                                                    ------------- -------------


CONTINGENCIES

STOCKHOLDERS' EQUITY

  Capital Stock:

  Preferred, $.01 par value; authorized
     5,000,000 share; none issued ...............          --               --

  Common, $.01 par value; authorized
     395,000,000 shares; issued and
     outstanding 50,000,000 shares ..............         500,000       500,000

  Additional paid-in capital ....................       8,603,762     8,603,762

      Retained earnings .........................     305,670,184   268,488,971
                                                    ------------- -------------

                                                      314,773,946   277,592,733

      Less: unearned compensation ...............      (1,363,655)   (1,662,994)
                                                    ------------- -------------

                                                      313,410,291   275,929,739
                                                    ------------- -------------

                                                    $ 434,444,847 $ 373,108,189
                                                    ============= =============


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended              Nine months ended
                                                            September 30,                    September 30,

                                                         2003            2002            2003             2002

OPERATING REVENUE ...............................  $ 104,460,615   $  91,123,367   $ 302,100,139    $ 248,753,449
                                                   -------------   -------------   -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, and benefits ................  $  34,949,275   $  29,341,346   $ 102,452,186    $  78,931,009

   Rent and purchased transportation ............     12,090,171      17,170,890      39,194,285       48,834,154

   Operations and maintenance ...................     19,094,695      14,921,425      56,546,521       40,000,709

   Taxes and licenses ...........................      2,265,221       1,953,378       6,263,920        5,249,886

   Insurance and claims .........................      3,384,300       2,526,170       9,919,671        7,263,313

   Communications and utilities .................        946,331         911,176       2,763,214        2,240,502

   Depreciation .................................      7,139,016       5,666,127      19,433,000       14,027,837

   Other operating expenses .....................      3,080,052       2,460,928       9,185,983        6,251,675

   (Gain) loss on disposal of fixed assets ......         23,802          42,457          (6,969)         148,463
                                                   -------------   -------------   -------------    -------------

                                                      82,972,863      74,993,897     245,751,811      202,947,548
                                                   -------------   -------------   -------------    -------------

               Operating income .................     21,487,752      16,129,470      56,348,328       45,805,901

   Interest income ..............................        470,972         648,359       1,501,993        2,128,631
                                                   -------------   -------------   -------------    -------------

      Income before income taxes ................     21,958,724      16,777,829      57,850,321       47,934,532

   Income taxes .................................      7,465,967       5,704,463      19,669,108       16,297,741
                                                   -------------   -------------   -------------    -------------

      Net income ................................  $  14,492,757   $  11,073,366   $  38,181,213    $  31,636,791
                                                   =============   =============   =============    =============

   Earnings per common share:

       Basic earnings per share .................  $        0.29   $        0.22   $        0.76    $        0.63
                                                   =============   =============   =============    =============

   Basic weighted average shares outstanding ....     50,000,000      50,000,000      50,000,000       50,000,000
                                                   =============   =============   =============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                      2003             2002
                                                 -------------    -------------
OPERATING ACTIVITIES
  Net income ................................... $  38,181,213    $  31,636,791
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization ..............    19,448,003       14,034,505
    Deferred income taxes ......................     3,626,000        2,657,000
    Unearned compensation ......................       299,339          232,819
    (Gain) loss on disposal of fixed assets ....        (6,969)         148,463
    Changes in certain working capital items:
      Trade receivables ........................    (4,586,735)     (11,809,296)
      Other current assets .....................    (2,184,865)          58,396
      Prepaid expenses .........................     1,867,040       (1,039,750)
      Accounts payable and accrued expenses ....    11,265,120        9,221,856
      Accrued income taxes .....................     5,906,814           22,816
                                                 -------------    -------------
      Net cash provided by operating activities     73,814,960       45,163,600
                                                 -------------    -------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment .       116,974        5,475,880
  Capital additions ............................   (40,672,757)     (28,342,032)
Acquisition of business ........................          --        (26,719,495)
  Net maturities (purchases) of municipal bonds    (24,325,548)       6,385,472
  Increase in other assets .....................      (623,526)        (397,858)
                                                 -------------    -------------
  Net cash used in investing activities ........   (65,504,857)     (43,598,033)
                                                 -------------    -------------
  Net increase in cash and cash equivalents ....     8,310,103        1,565,567
CASH AND CASH EQUIVALENTS
  Beginning of period ..........................    89,717,866      104,139,838
                                                 -------------    -------------
  End of period ................................ $  98,027,969    $ 105,705,405
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes,net ........................... $  10,136,294    $  13,617,925
  Noncash investing activities:
     Book value of revenue equipment traded .... $   1,686,114    $  11,969,142



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 Basis of Presentation

     The accompanying unaudited financial statements of Heartland Express, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified for comparability purposes. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

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

Note 4 Change in Accounting Estimate

     Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet from $6,000 to $4,000 per trailer. This change in accounting estimate increased third quarter 2003 depreciation expense by approximately $576,000 and depreciation for the nine months ended September 30, 2003 by approximately $1,152,000.

Note 5 Investments

     Investments include primarily short-term municipal bonds, municipal bonds with interest reset provisions and corporate auction preferreds. The Company has chosen to reclassify these securities from held-to maturity to available-for-sale to provide more flexibility. Since cost, or amortized cost, and fair value are substantially the same, due to the periodic interest reset provisions, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity. The cost of the investments at September 30, 2003 and December 31, 2002 approximates fair value.

Note 6 Acquisition

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

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                           Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                             2003      2002      2003      2002
                                            ------    ------    ------    ------
Operating revenue .......................   100.0%    100.0%    100.0%    100.0%
                                            ------    ------    ------    ------
Operating expenses:
  Salaries, wages, and benefits .........    33.5%     32.2%     33.9%     31.7%
  Rent and purchased transportation .....    11.6      18.9      13.0      19.6
  Operations and maintenance ............    18.3      16.4      18.7      16.1
  Taxes and licenses ....................     2.2       2.1       2.1       2.1
  Insurance and claims ..................     3.2       2.8       3.3       3.0
  Communications and utilities ..........     0.9       1.0       0.9       0.9
  Depreciation ..........................     6.8       6.2       6.4       5.7
  Other operating expenses ..............     2.9       2.7       3.0       2.5
  (Gain) loss on disposal of fixed
    assets ..............................     0.0       0.0       0.0       0.0
                                            ------    ------    ------    ------
  Total operating expenses ..............    79.4%     82.3%     81.3%     81.6%
                                            ------    ------    ------    ------
          Operating income ..............    20.6%     17.7%     18.7%     18.4%
Interest income .........................     0.4       0.7       0.4       0.9
                                            ------    ------    ------    ------
  Income before income taxes ............    21.0%     18.4%     19.1%     19.3%
Federal and state income taxes ..........     7.1       6.2       6.5       6.6
                                            ------    ------    ------    ------
  Net income ............................    13.9%     12.2%     12.6%     12.7%
                                            ======    ======    ======    ======

     The following is a discussion of the results of operations of the three and nine month periods ended September 30, 2003 compared with the same periods in 2002, and the changes in financial condition through the third quarter of 2003.

Three Months Ended September 30, 2003 and 2002

     Operating revenue increased $13.4 million (14.6%), to $104.5 million in the third quarter of 2003 from $91.1 million in the third quarter of 2002. The increase in revenue resulted from additional business from existing customers and the growth of our customer base. Operating revenue was also positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased to $3.5 million in the third quarter of 2003 from $1.7 million in the third quarter of 2002 due to higher average fuel prices. Operating revenue for the third quarter of 2003 increased 12.8% before fuel surcharge.

     Salaries, wages, and benefits increased $5.6 million (19.1%), to $34.9 million in the third quarter of 2003 from $29.3 million in the third quarter of 2002. As a percentage of revenue, salaries, wages and benefits increased to 33.5% in 2003 from 32.2% in 2002. These increases were primarily the result of increased reliance on employee drivers and a decrease in the percentage of miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet. During the third quarter of 2003, employee drivers accounted for 83% and independent contractors 17% of the total fleet miles, compared with 73% and 27%, respectively, in the third quarter of 2002. In addition, the Company incurred increased workers' compensation costs due to the increased frequency and severity of claims.

     Rent and purchased transportation decreased $5.1 million (29.6%), to $12.1 million in the third quarter of 2003 from $17.2 million in the third quarter of 2002. As a percentage of revenue, rent and purchased transportation decreased to 11.6% in the third quarter of 2003 from 18.9% in the third quarter of 2002. This reflects the Company's decreased reliance upon independent contractors. During both periods, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers. Rent and purchased transportation, before fuel surcharge, decreased 31.1% over the same period in 2002.

     Operations and maintenance increased $4.2 million (28.0%) to $19.1 million in the third quarter of 2003 from $14.9 million in the third quarter of 2002. As a percentage of revenue, operations and maintenance increased to 18.3% in the third quarter of 2003 from 16.4% during the third quarter of 2002. The increase in operations and maintenance is primarily attributable to increased fuel costs resulting from increased reliance on the company-owned tractors and increased fuel prices in the third quarter of 2003.

     Taxes and licenses increased $0.3 million (16.0%), to $2.3 million in the third quarter of 2003 from $2.0 million in the third quarter of 2002. As a percentage of revenue, taxes and licenses increased to 2.2% in 2003 from 2.1% during the third quarter of 2002.

     Insurance and claims increased $0.9 million (34.0%), to $3.4 million in the third quarter of 2003 from $2.5 million in the third quarter of 2002. As a percentage of revenue, insurance and claims increased to 3.2% in the third quarter of 2003 from 2.8% in the third quarter of 2002. The Company experienced higher insurance premiums and an increased self-insurance retention level compared to the third quarter of 2002. In addition, insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities remained constant at $0.9 million for both compared periods. As a percentage of revenue, communications and utilities decreased to 0.9% in the third quarter of 2003 from 1.0% in the third quarter of 2002.

     Depreciation increased $1.4 million (26.0%) to $7.1 million during the third quarter of 2003 from $5.7 million in the third quarter of 2002. As a percentage of revenue, depreciation increased to 6.8% in 2003 from 6.2% during the third quarter of 2002. Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet to $4,000 from $6,000 resulting in an increase of approximately $576,000 in trailer depreciation for the quarter. Additionally, depreciation increased because of the growth of our company owned tractor fleet.

     Other operating expenses increased $0.6 million (25.2%) to $3.1 million during the third quarter of 2003 from $2.5 million during the third quarter 2002. As a percentage of revenue, other operating expenses increased to 2.9% during the third quarter of 2003 from 2.7% in the third quarter of 2002. Other operating expenses consist primarily of cost incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Interest income decreased $0.1 (27.4%) to $0.5 million in the third quarter of 2003 from $0.6 million in the third quarter of 2002. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest earned continues to be negatively impacted by Federal Reserve Bank reductions in short term interest rates.

     The Company's effective tax rate was 34.0% for both compared three month periods. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 79.4% during the third quarter of 2003 compared with 82.3% during the third quarter of 2002. Net income increased $3.4 million (30.9%), to $14.5 million during the third quarter of 2003 from $11.1 million during the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

     Operating revenue increased $53.3 million (21.4%), to $302.1 million in the nine months ended September 30, 2003 from $248.8 million in the 2002 period. The Company's operating revenues, before fuel surcharges, increased 18.2% over the compared 2002 period. Fuel surcharge revenue increased to $11.8 million for the nine months ended September 30, 2003 from $3.1 million in the compared 2002 period. The revenue increase was primarily attributable to the expansion of the Company's customer base as well as increased volume from existing customers, and the June 1, 2002 acquisition of Great Coastal Express. The acquisition of Great Coastal Express contributed $28.9 million to the 2003 year-to-date revenues compared to $17.1 million during the nine months ended September 30, 2002.

     Salaries, wages, and benefits increased $23.6 million (29.8%), to $102.5 million in the nine months ended September 30, 2003 from $78.9 million in the 2002 period. As a percentage of revenue, salaries, wages and benefits increased to 33.9% in 2003 from 31.7% in 2002. These increases were a result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and the June 1, 2002 acquisition of Great Coastal Express. During the first nine months of 2003, employee drivers accounted for 81% and independent contractors 19% of the total fleet miles, compared with 71% and 29%, respectively, in the compared 2002 period. The Company also experienced an increase in the frequency and severity of workers' compensation and health insurance claims in comparison to the compared 2002 period.

     Rent and purchased transportation decreased $9.6 million (19.7%), to $39.2 million in the first nine months of 2003 from $48.8 million in the 2002 period. As a percentage of revenue, rent and purchased transportation decreased to 13.0% in the 2003 period from 19.6% in the compared 2002 period. This reflects the Company's decreased reliance upon independent contractors. During both compared periods, the Company reimbursed independent contractors for the higher cost of fuel based on fuel surcharges collected from customers. Rent and purchased transportation, before fuel surcharge, decreased 23.1% from the 2002 period.

     Operations and maintenance increased $16.5 million (41.4%) to $56.5 million in the nine months ended September 30, 2003 from $40.0 million in the 2002 period. This increase is attributable to increased reliance on the Company owned fleet and record high fuel prices experienced in the first nine months of 2003. As a percentage of revenue, operations and maintenance increased to 18.7% in the 2003 period from 16.1% during the 2002 period.

     Taxes and licenses increased $1.1 million (19.3%), to $6.3 million in the first nine months of 2003 from $5.2 million in the compared 2002 period. As a percentage of revenue, taxes and licenses remained constant at 2.1% for both compared periods. This cost increase is primarily attributable to the growth in fleet miles.

     Insurance and claims increased $2.6 million (36.6%), to $9.9 million in the first nine months of 2003 from $7.3 million in the compared 2002 period. As a percentage of revenue, insurance and claims increased to 3.3% in the 2003 period from 3.0% in the 2002 period. The Company's liability insurance premiums and self-insurance retention level increased effective April 1, 2003. In addition, insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Communications and utilities increased $0.6 million (23.3%), to $2.8 million in the 2003 period from $2.2 million in 2002 period. As a percentage of revenue, communications and utilities remained constant at 0.9% for both compared periods. The increase is primarily the result of increased fleet growth and the implementation of satellite communications with independent contractors.

     Depreciation increased $5.4 million (38.5%) to $19.4 million during the first nine months of 2003 from $14.0 million in the compared 2002 period. As a percentage of revenue, depreciation increased to 6.4% in the 2003 period from 5.7% in the 2002 periods. Depreciation expense increased approximately $1.2 million due to the April 1, 2003 reduction of salvage value for the Company's trailer fleet. Trailer salvage values were decreased to $4,000 from $6,000 previously recorded. In addition, depreciation expense has increased due to the growth in the Company's tractor fleet.

     Other operating expenses increased 2.9 million (46.9%) to $9.2 million during the first nine months 2003 from $6.3 million during the compared 2002 period. As a percentage of revenue, other operating expenses increased to 3.0% in the 2003 period from 2.5% in the 2002 periods. Other operating expenses consist primarily of freight handling, highway tolls, drivers recruiting expenses, and administrative costs.

     Interest income decreased $0.6 (29.4%) to $1.5 million in the first nine months of 2003 from $2.1 million in the compared 2002 period. Interest income earned is primarily exempt from federal taxes and therefore earned at a lower pre-tax rate. Interest continues to be negatively impacted by the Federal Reserve Bank reductions in short-term interest rates.

     The Company's effective tax rate is 34.0% for both the nine months ended September 30, 2003 and 2002. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.3% during the first nine months of 2003 compared with 81.6% during the first nine months of 2002. Net income increased $6.6 million (20.7%), to $38.2 million during the first nine months of 2003 from $31.6 million during the compared 2002 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2003, was net cash provided by operating activities of $73.8 million compared to $45.2 million in the corresponding 2002 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $40.7 million for the first nine months of 2003 compared to $28.3 million for the same period in 2002. In addition, the Company purchased terminal locations in Columbus, Ohio, Olive Branch, Mississippi and Chester, Virginia during the first nine months of 2003. The Company purchased the trucking assets of Great Coastal Express on June 1, 2002 for $26.7 million.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term which are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the quarter with $186.5 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. Fuel prices have remained high throughout most of 2000, 2001, 2002, and 2003, thus increasing our cost of operations. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

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

Regulation

     The United States Department of Transportation ("DOT") and various state and local agencies exercise broad powers over our industry, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT adopted revised hours-of-service regulations on April 28, 2003. Compliance with the newly mandated regulations take effect on January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. A decline in driver productivity may require increases to driver pay to attract and retain qualified drivers and also require the purchase of additional revenue equipment to serve our customers.

If we cannot pass additional costs through to shippers, our operating results could be materially and adversely affected. We also may become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishments of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishments depends on the facts and circumstances of the transaction. The Company adopted this statement effective January 1, 2003. The adoption of this SFAS did not have a material impact upon its Consolidated Financial Statements as the Company has no debt.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first nine months of 2003.

     In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires certain pro form disclosures. This statement also amended the transition provisions of SFAS No.
123. The Company adopted SFAS No. 123 as amended by SFAS No. 148 effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first nine months of 2003.

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

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of the SFAS No. 150 during the period ending September 30, 2003.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2003 have an original maturity of six months or less. The Company holds all investments to maturity and therefore, is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of September 30, 2003 and therefore, has no market risk related to debt.

     As of September 30, 2003, the Company has no derivative financial instruments to reduce its exposure to diesel fuel price fluctuations.

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

Item 2 Changes in Securities
     None

Item 3 Defaults Upon Senior Securities
     None

Item 4 Submission of Matters to a Vote of Security Holders
     None

Item 5 Other Information
     None

Item 6 Exhibits and Reports on Form 8-K
     (a)  Exhibits
     Exhibits 99.1Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  Reports on Form 8-K
     Report on Form 8-K, dated July 16, 2003, announcing the Company's Financial results for the quarter ended June 30, 2003.
     Report on Form 8-K, dated September 2, 2003, announcing the Declaration of a Quarterly Cash Dividend.

No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.
Dated: November 13, 2003                   By /s/ John P. Cosaert
                                                  John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                            financial officer)

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


Date: November 13, 2003                        /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                           President and Chief Executive Officer
                                                (principal executive officer)

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


Date: November 13, 2003                         /s/ John P. Cosaert
                                                    John P. Cosaert
                                          Executive Vice President-Finance
                                        Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

                                   Exhibit 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Heartland Express, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best knowledge of the undersigned:

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

Dated:  November 13, 2003                    By: /s/ Russell A. Gerdin
                                                     Russell A. Gerdin
                                                     Chairman, President and
                                                     Chief Executive Officer

Dated:  November 13, 2003                    By: /s/ John P. Cosaert
                                                     John P. Cosaert
                                                     Executive Vice President
                                                     and Chief Financial Officer


                                 END OF REPORT