Form 10-K
period 2003-12-31
HEARTLAND EXPRESS INC
filed 2004-03-11
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2003
                                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_____________________To___________________.


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

The above securities are registered on The NASDAQ National Market.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant was approximately $679,585,000 based on the average closing bid and asked price of common stock on June 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter. In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as March 10, 2004 was 50,000,000.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held on May 6, 2004 are incorporated in Part III of this report.

                                TABLE OF CONTENTS



                                                                           Page
                                     Part I
Item 1.   Business                                                          1

Item 2.   Properties                                                        4

Item 3.   Legal Proceedings                                                 5

Item 4.   Submission of Matters to a Vote of Security Holders               5

                                     Part II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                              5

Item 6.   Selected Financial Data                                           6

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       12

Item 8.   Financial Statements and Supplementary Data                      13

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        26

Item 9A.  Controls and Procedures                                          26

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant               27

Item 11.  Executive Compensation                                           27

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                      27

Item 13.  Certain Relationships and Related Transactions                   27

Item 14.  Principal Accounting Fees and Services                           27

                                     Part IV

Item 15.  Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K                              28

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the seventeen years from 1986 to 2003, Heartland has grown to $405.1 million in revenue from $21.6 million and net income has increased to $57.2 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

     In addition to internal growth, Heartland has completed five acquisitions since 1987 with the most recent in 2002. In June 2002, the Company purchased the business and trucking assets of Chester, Virginia based truckload carrier Great Coastal Express. The Company serves its customers in the mid-Atlantic region from the terminal located in Chester. These five acquisitions have enabled Heartland to solidify its position within existing regions, expand its customer base in the East and Northeast United States, and to pursue new customer relationships in new markets.

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Equipment, Inc., and A & M Express, Inc.

Operations

     Heartland's operations department focuses on the successful execution of customer expectations and providing consistent opportunity for the fleet of employee drivers and independent contractors, while maximizing equipment utilization. These objectives require a combined effort of marketing, regional operations managers, and fleet management.

     The Company's operations department is responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and DOT compliance, customer needs and service requirements, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

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

     Serving the short-to-medium haul market (532-mile average length of haul in
2003) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates seven specialized regional distribution operations near Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Chester, Virginia and Olive Branch, Mississippi. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal, and are designed to meet the needs of significant customers in those regions.

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

     The Company's 25, 10, and 5 largest customers accounted for 57%, 43%, and 33% of revenue, respectively, in 2003. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 13% of revenue in 2003. No other customer accounted for as much as ten percent of revenue.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, paper products, retail goods, and packaged foodstuffs) causes it to be distributed with relative uniformity throughout the year. However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries served. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs and higher fuel consumption in colder weather.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 2003, Heartland employed 2,805 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. Management believes that a combined fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

     Management's strategy for both employee and independent contractor drivers is to (1) hire the best; (2) promote retention through financial incentives, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and turnover of all drivers by regularly scheduling them to their homes. All drivers are compensated for empty miles as well as loaded miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. Company-owned and owner-owned tractors are equipped with satellite communications systems manufactured by Qualcomm. The satellite technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. The tractors are manufactured by Freightliner while trailers are manufactured by Wabash National. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions  caused by  breakdowns.  In  addition,  the  Company's  preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are inspected by the Company for compliance with operational and safety requirements of the Company and the United States Department of Transportation (DOT). These tractors are periodically inspected to monitor continued compliance.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. During 2002 and the first quarter of 2003, the Company significantly increased the purchase of trucks with pre-October 2002 engines to delay the business risk of buying new engines until adequate testing is completed. During 2003, the Company purchased 13 trucks with engines conforming to the new standards in order to evaluate the engines. Future truck purchases will depend on the Company's evaluation of these new EPA-compliant engines in addition to industry wide evaluations of the longevity and reliability of the engines.

Fuel

     The Company purchases fuel through a network of approximately 100 fuel stops throughout the United States at which the Company has negotiated price discounts. Bulk fuel sites are maintained at primarily all of the Company's terminal locations in order to take advantage of volume pricing. Both above ground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

     Increases in fuel prices due to decreases in production can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. Fuel consumed by empty and out-of-route miles and by truck engine idling time are not recoverable.

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (532-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

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

     The DOT adopted revised hours-of-service regulations on April 28, 2003. Compliance with the newly mandated regulations took effect on January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. A decline in driver productivity may require increases to driver pay to attract and retain qualified drivers and also require the purchase of additional revenue equipment to serve our customers. If we cannot pass additional costs through to shippers, our operating results could be materially and adversely affected.

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

Available Information

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

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the SEC are available to the public over the Internet at the SEC's website at http://www.sec.gov and through a hyperlink on the Company's Internet website, at http://www.heartlandexpress.com.


Forward-Looking Information

     The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; and Chester, Virginia. The Company leases a facility in Etters, Pennsylvania.

Company-owned facilities in Dubois, Pennsylvania and Columbus, Ohio are being leased to unrelated third parties. In December 2003, the Company purchased a facility in Carlisle, Pennsylvania to replace the facility in Etters, Pennsylvania when the lease expires in May 2004.

ITEM 3.  LEGAL PROCEEDINGS

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, Tennessee. Three wrongful death lawsuits were filed in U.S. District Court for the Eastern District of TN Northern Division in Knoxville. The combined relief sought in the cases was approximately $65 million for compensatory damages and $200 million for punitive damages. One of the suits was dismissed soon after being filed. During the second quarter of 2003, the second (4 fatality) lawsuit was settled for an amount well within the Company's insurance limits. The third (single fatality) lawsuit was settled during July of 2003, again for an amount well within the Company's insurance limits. A fourth personal injury lawsuit was subsequently filed which seeks relief in the amount of $387,500; this case is still open.

     Additionally, the Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. None of the claims would materially impact net income or financial position. These proceedings primarily involve claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ and the Company's dividends declared per common share from January 1, 2002 to December 31, 2003. The prices have been restated to reflect a stock split of approximately 57.7% on February 19, 2002.

                                                             Dividends Declared
     Period                  High              Low            Per Common Share
Calendar Year 2003
   1st Quarter             $ 23.15           $ 17.04                 $  -
   2nd Quarter               24.42             18.98                    -
   3rd Quarter               26.92             22.24                  .02
   4th Quarter               26.60             23.33                  .02

Calendar Year 2002
   1st Quarter             $ 25.03           $ 17.46                 $  -
   2nd Quarter               24.09             17.15                    -
   3rd Quarter               24.07             17.25                    -
   4th Quarter               23.39             16.77                    -


     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of February 20, 2004 the Company had 233 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     During the third quarter of 2003 the Company announced the implementation of a quarterly cash dividend program. The Company paid a dividend following the third and fourth quarters of 2003. The Company does not currently intend to discontinue the quarterly cash dividend program. However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and notes under Item 8 of this Form 10-K.

                                                          Year Ended December 31,
                                                   (in thousands, except per share data)
                                          2003         2002         2001        2000         1999
                                       ---------    ---------    ---------   ---------    ---------
Income Statement Data:
Operating revenue ..................   $ 405,116    $ 340,745    $ 294,617   $ 274,827    $ 261,004
                                       ---------    ---------    ---------   ---------    ---------
Operating expenses:
  Salaries, wages, and benefits ....     141,293      109,960       87,643      73,847       60,258
  Rent and purchased transportation       49,988       64,159       65,912      75,191       90,337
  Operations and maintenance .......      75,516       56,335       47,903      42,651       30,167
  Taxes and licenses ...............       8,403        7,144        6,189       5,952        5,935
  Insurance and claims .............       2,187        9,193        7,619       6,706        5,742
  Communications and utilities .....       3,605        2,957        2,903       2,952        2,629
  Depreciation .....................      26,534       20,379       17,001      16,285       16,216
  Other operating expenses .........      12,539        8,843        6,814       6,505        5,941
  (Gain) loss on disposal of
  fixed assets......................         (46)        (274)          14      (1,512)        (928)
                                       ---------    ---------    ---------   ---------    ---------
                                         320,019      278,696      241,998     228,577      216,297
                                       ---------    ---------    ---------   ---------    ---------
                    Operating income      85,097       62,049       52,619      46,250       44,707
Interest income ....................       2,046        2,811        4,435       5,726        5,953
                                       ---------    ---------    ---------   ---------    ---------
Income before income taxes .........      87,143       64,860       57,054      51,976       50,660
Income taxes .......................      29,922       22,053       19,398      17,672       17,536
                                       ---------    ---------    ---------   ---------    ---------
Net income .........................   $  57,221    $  42,807    $  37,656   $  34,304    $  33,124
                                       =========    =========    =========   =========    =========
Basic weighted average shares
Outstanding ........................      50,000       50,000       50,000      50,342       57,871
                                       =========    =========    =========   =========    =========
Basic earnings per share ...........   $    1.14    $    0.86    $    0.75   $    0.68    $    0.57
                                       =========    =========    =========   =========    =========

Balance sheet data:
Net working capital ................   $ 186,648    $ 146,297    $ 147,904   $ 118,506    $ 111,675
Total assets .......................     448,407      373,108      314,238     268,055      246,494
Stockholders' equity ...............     331,516      275,930      232,789     195,134      174,840

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During 2003, freight revenue, excluding fuel surcharge, increased 16.4% to $389.8 million from $334.9 million in 2002.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 21 months and trailer age of 28 months. During 2003 the Company purchased $32.2 million in revenue equipment. These purchases were financed through cash generated by operating activities, and the Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by future operations.

     The major challenge currently facing the trucking industry is the revised DOT hours-of-service regulations that took effect on January 4, 2004. These changes could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. A decline in driver productivity may require increases to driver pay to attract and retain qualified drivers. In addition, the Company may be required to increase the number of drivers that it employs and increase its fleet of revenue equipment to serve our current customer base and provide for future growth. The full impact of these changes is not known at this time. To retain drivers the Company announced that in the first quarter of 2004 it is increasing pay for all drivers $0.03 per mile. Management is also working with shippers to decrease the amount of non-driving time per load.

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

     The most significant accounting policies and estimates that affect the financial statements include the following:

     *    Revenue is recognized when freight is delivered.
     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life.
     * Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.

     Management   periodically   re-evaluates  these  estimates  as  events  and
circumstances change. These factors may significantly impact the Company's results of operations from period-to-period.

Results of Operations

     The following table sets forth the percentage relationship of income and expense items to operating revenue for the years indicated.

                                                      Year Ended December 31,
                                                    2003       2002       2001
                                                   ------     ------     ------
Operating revenue ...........................      100.0%     100.0%     100.0%
                                                   ------     ------     ------
Operating expenses:
  Salaries, wages, and benefits .............       34.9%      32.3%      29.7%
  Rent and purchased transportation .........       12.4       18.8       22.4
  Operations and maintenance ................       18.6       16.5       16.2
  Taxes and licenses ........................        2.1        2.1        2.1
  Insurance and claims ......................        0.5        2.7        2.6
  Communications and utilities ..............        0.9        0.9        1.0
  Depreciation ..............................        6.5        6.0        5.8
  Other operating expenses ..................        3.1        2.6        2.3
  (Gain) on disposal of fixed assets ........       (0.0)      (0.1)      (0.0)
                                                  ------     ------     ------
Total operating expenses.....................       79.0%      81.8%      82.1%
                                                  ------     ------     ------
  Operating income ..........................       21.0%      18.2%      17.9%
Interest income .............................        0.5        0.8        1.5
                                                   ------     ------     ------
  Income before income taxes ................       21.5%      19.0%      19.4%
Federal and state income taxes ..............        7.4        6.4        6.6
                                                   ------     ------     ------
  Net income ................................       14.1%      12.6%      12.8%
                                                   ======     ======     ======

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

     Operating revenue increased $64.4 million (18.9%), to $405.1 million in 2003 from $340.7 million in 2002, as a result of the Company's expansion of the customer base as well as increased volume from existing customers. The June 2002 acquisition of the trucking assets of Great Coastal Express, Inc. contributed approximately $13.2 million to the increase in revenue for 2003. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $9.4 million to $15.3 million from $5.9 million in 2003 in comparison to 2002.

     Salaries, wages, and benefits increased $31.4 million (28.5%), to $141.3 million in 2003 from $109.9 million in 2002. The increase is the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and the acquisition of Great Coastal Express. During 2003, employee drivers accounted for 82% and independent contractors 18% of the total fleet miles, compared with 73% and 27%, respectively, in 2002. During the fourth quarter of 2003, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for workers' compensation claims. As a result of the actuarial studies management increased the amount accrued for workers' compensation claims by $2.9 million.

     Rent and purchased transportation decreased $14.1 million (22.1%), to $50.0 million in 2003 from $64.1 million in 2002. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge.

     Operations and maintenance increased $19.2 million (34.0%) to $75.5 million in 2003 from $56.3 million in 2002. The increase, primarily related to fuel expense, is attributable to increased reliance on the Company owned fleet. Fuel prices during 2003 were higher compared to 2002. Average fuel cost per Company owned tractor mile increased 13.7% during 2003 compared to 2002.

     Insurance and claims decreased $7.0 million (76.2%), to $2.2 million in 2003 from $9.2 million in 2002. Insurance and claims expense will vary from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The Company increased its accident liability self-insurance retention level to $1.0 from $0.5 million for claims incurred after April 1, 2003.

In addition, the Company is now responsible for up to $2.0 million in aggregate for claims above $1.0 million and below $2.0 million for the policy year ended March 31, 2004. Due to the increased exposure, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for accident liability claims. As a result of the actuarial studies management decreased the amount accrued for accident liability claims by $11.2 million during the fourth quarter of 2003. Adjustments in the fourth quarter of 2003 to self-insurance reserves for workers' compensation and accident liability resulted in an increase in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.11, respectively.

     Depreciation increased $6.1 million (30.2%), to $26.5 million in 2003 from $20.4 million in 2002. The increase is due to an increase in the number of Company-owned tractors, the growth of the trailer fleet and a change in salvage value on Company owned trailers during 2003. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense approximately $1.7 million during 2003.

     Other operating expenses increased $3.7 million (41.8%), to $12.5 million in 2003 from $8.8 million in 2002 due to an increase in total fleet miles. Other operating expenses consist of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. During 2003, advertising expense relating to driver recruiting increased $1.3 million compared to 2002.

     The Company's effective tax rate was 34.3% and 34.0% in 2003 and 2002, respectively.

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

     Salaries, wages, and benefits increased $22.3 million (25.5%), to $109.9 million in 2002 from $87.6 million in 2001. This increase is the result of increased reliance on employee drivers and a corresponding decrease in miles driven by independent contractors. The increase in employee driver miles was attributable to internal growth in the company tractor fleet and the acquisition of Great Coastal Express. During 2002, employee drivers accounted for 73% and independent contractors 27% of the total fleet miles, compared with 68% and 32%, respectively, in 2001. In addition, the increased reliance on employee driver resulted in higher workers' compensation and health insurance costs for the year.

     Rent and purchased transportation decreased $1.8 million (2.7%), to $64.1 million in 2002 from $65.9 million in 2001. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge.

     Operations and maintenance increased $8.4 million (17.6%), to $56.3 million in 2002 from $47.9 million in 2001. The increase, primarily related to fuel expense, is attributable to increased reliance on the Company owned fleet. Average fuel prices during 2002 were lower compared to 2001 with the exception of the fourth quarter of 2002 when prices rose substantially.

     Insurance and claims increased $1.5 million (18.2%), to $9.2 million in 2002 from $7.7 million in 2001. Insurance and claims expense will vary from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The 2002 increase is a result of less favorable claims experience and a slight increase in frequency.

     Depreciation increased $3.4 million (19.9%), to $20.4 million in 2002 from $17.0 million in 2001 primarily due to an increase in the number of Company-owned tractors. As a percentage of revenue, depreciation increased to 6.0% in 2002 from 5.8% in 2001.

     Other operating expenses increased $2.0 million (29.8%), to $8.8 million in 2002 from $6.8 million in 2001 due to an increase in total fleet miles. Other operating expenses consist of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     The Company's effective tax rate was 34.0% in both 2002 and 2001.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2003, was net cash provided by operating activities of $97.1 million compared to $67.9 million in the corresponding 2002 period.

     Capital expenditures for property and equipment, net of trade-ins, totaled $47.1 million for the year during 2003 compared to $58.5 million during 2002. In addition to purchasing revenue equipment, the Company purchased terminal locations in Columbus, Ohio; Olive Branch, Mississippi; Chester, Virginia; and Carlisle, Pennsylvania in 2003. The Company purchased the business and trucking assets of Great Coastal Express on June 1, 2002 for $26.7 million. The decrease in purchases of revenue equipment during 2003 is primarily due to the Company increasing tractor purchases during 2002 to delay the business risk of buying tractors with engines that comply with the new EPA emission standards.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long-term which are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the year with $202.4 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Factors That May Affect Future Results

     The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance and claims costs, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company's profitability.

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

     Fuel prices have remained high throughout most of 2001, 2002, and 2003, thus increasing our cost of operations. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Contractual Obligations

     The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

                                               Payments due by period
                                        ---------------------------------------
                                                        Less than 1
                                            Total          year       1-3 years
                                        ------------- -------------- -----------
         Operating Lease Obligations      $ 424,469      $ 299,625    $ 124,844
                                        ============= ============== ===========

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

     Growth with existing customers and the ability to solicit new business is dependent upon the Company's ability to provide on-time service and certain economic factors. Weakness in the economy, including decreased consumer demand, could adversely affect the demand for the Company's transportation services and future growth. The ability to negotiate increased freight rates to offset effects of inflation and cost increases is also dependent upon the state of the economy to a certain extent. The Company may also be affected by the financial failure of existing customers resulting in fewer shipments or potential bad debt write-offs. An extended period of economic downturn could also enhance revenue growth because of industry consolidation. The truckload industry is highly competitive with an abundance of trucking companies, both profitable and marginal. The business failures of the marginal competition may result in increased opportunities for the financially strong.

     Shortages of fuel and the resulting increase in the price of diesel can have an adverse impact on operations and profitability. Instability in the Middle East and South America caused dramatic increases in the price of fuel in the second half of 2002 and throughout 2003. The Company's operating results are negatively impacted to the extent that high fuel costs cannot be recovered through customer fuel surcharge agreements.

     The Company is subject to regulation by the DOT, EPA, and various other federal and state authorities. New or more comprehensive regulations pertaining to fuel emissions, driver hours-of-service, or other mandated regulation could result in increased cost of operations. In addition, increased taxes and operating fees mandated by federal and state taxing authorities can have an adverse effect on profitability.

     Effective October 1, 2002 all newly manufactured engines must comply with emission standards mandated by the EPA. Truck engines manufactured prior to October 1, 2002 are not subject to the new emission standards. The Company does not intend to make significant purchases of tractors with EPA-compliant engines until adequate testing by the manufacturers has been completed. The pricing, engine life, maintenance cost, and fuel efficiency of the new engine could have an impact on the Company's operating expenses.

     The Company's operation is highly dependent on the hiring and retention of experienced drivers with safe driving records. There has been a shortage of qualified drivers and independent contractors over the past several years. The availability of company employed drivers improved in 2003 primarily due to industry consolidation caused by the business failures of marginal competitors. However, the availability of independent contractors has declined due to high fuel prices and the decreased availability of tractor financing. The Company expects that the hiring of qualified drivers will remain competitive. A shortage of qualified drivers and independent contractors for an extended period of time could effect the growth and operating results of the Company.

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Claims in excess of these retentions are covered by premium-based policies to levels that management considers adequate. In recent years the cost of insurance in the industry has increased dramatically due to increased claims and economic conditions. The Company's current insurance policies expire in 2004. Increases in premiums and self-retention levels could impact the results of operations.

New Accounting Pronouncements

     See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements and the respective expected dates of adoption and effects on results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2003 have an original maturity or interest reset date of six months or less. Due to the short term nature of the investments the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of December 31, 2003 and therefore, has no market risk related to debt.

     As  of  December  31,  2003,  the  Company  has  no  derivative   financial
instruments to reduce its exposure to diesel fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report



To the Board of Directors and
Stockholders of Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the Company) as of
December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Heartland Express, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 13, 2002 (except with respect to the matter discussed in Note 6, as to which the date is January 28,
2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and related amortization.



                                    KPMG LLP

Des Moines, Iowa
January 23, 2004

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



THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN AND IS INCLUDED HEREIN PURSUANT TO RULE 2-02(e) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION. THIS REPORT REFERS TO PERIODS NOT PRESENTED HEREIN.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS
                                                           December 31,
                                                       2003             2002
                                                 -------------    --------------
CURRENT ASSETS
  Cash and cash equivalents ..................   $ 127,885,474    $  89,717,866
  Investments ................................      74,545,681       64,143,556
  Trade receivables, net of allowance
   for doubtful accounts of: $675,000
   and $650,000, respectively ................      36,836,728       33,012,394
  Prepaid tires and tubes ....................       2,529,580        4,757,850
  Deferred income taxes ......................      21,308,000       21,134,000
  Other current assets .......................         673,101          620,344
                                                 -------------    -------------
  Total current assets .......................     263,778,564      213,386,010
                                                 -------------    -------------
PROPERTY AND EQUIPMENT
  Land and land improvements .................       6,912,819        4,402,820
  Buildings ..................................      19,777,586        8,532,621
  Furniture and fixtures .....................       1,210,424        1,300,848
  Shop and service equipment .................       2,043,356        1,403,633
  Revenue equipment ..........................     202,706,807      175,476,971
                                                 -------------    -------------
                                                   232,650,992      191,116,893
  Less accumulated depreciation ..............      56,951,186       39,715,307
                                                 -------------    -------------
  Property and equipment, net ................     175,699,806      151,401,586
                                                 -------------    -------------
OTHER ASSETS .................................       8,928,186        8,320,593
                                                 -------------    -------------
                                                 $ 448,406,556    $ 373,108,189
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ..   $  15,684,826    $   8,632,810
   Compensation and benefits .................      10,704,329        7,632,766
   Income taxes payable ......................       7,720,875        6,070,318
   Insurance accruals ........................      37,125,109       40,228,160
   Other accruals ............................       5,895,502        4,525,396
                                                 -------------    -------------
   Total current liabilities .................      77,130,641       67,089,450
                                                 -------------    -------------
DEFERRED INCOME TAXES ........................      39,760,000       30,089,000
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01;
   authorized 5,000,000 shares; none
   issued ....................................            --               --
   Common stock, par value $.01;
   authorized 395,000,000 shares;
   issued and outstanding: 50,000,000
   in both 2003 and 2002 .....................         500,000          500,000
   Additional paid-in capital ................       8,510,305        8,603,762
   Retained earnings .........................     323,710,296      268,488,971
                                                 -------------    -------------
                                                   332,720,601      277,592,733
   Less unearned compensation ................      (1,204,686)      (1,662,994)
                                                 -------------    -------------
                                                   331,515,915      275,929,739
                                                 -------------    -------------
                                                 $ 448,406,556    $ 373,108,189
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                                2003             2002             2001
                                           -------------    -------------    -------------
Operating revenue ......................   $ 405,116,097    $ 340,745,026    $ 294,617,263
                                           -------------    -------------    -------------

Operating expenses:
   Salaries, wages, and benefits .......     141,292,791      109,959,772       87,643,187
   Rent and purchased transportation ...      49,988,074       64,159,365       65,911,825
   Operations and maintenance ..........      75,516,232       56,334,769       47,903,499
   Taxes and licenses ..................       8,402,986        7,144,078        6,188,628
   Insurance and claims ................       2,187,537        9,192,632        7,618,919
   Communications and utilities ........       3,604,661        2,956,810        2,902,496
   Depreciation ........................      26,533,937       20,378,720       17,000,927
   Other operating expenses ............      12,538,652        8,843,137        6,814,399
   (Gain) loss on disposal of
    fixed assets .......................         (45,782)        (273,549)          14,442
                                           -------------    -------------    -------------
                                             320,019,088      278,695,734      241,998,322
                                           -------------    -------------    -------------
   Operating income ....................      85,097,009       62,049,292       52,618,941
Interest income ........................       2,045,793        2,811,181        4,434,914
                                           -------------    -------------    -------------
   Income before income taxes ..........      87,142,802       64,860,473       57,053,855
Income taxes ...........................      29,921,477       22,052,559       19,398,239
                                           -------------    -------------    -------------
   Net income ..........................   $  57,221,325    $  42,807,914    $  37,655,616
                                           =============    =============    =============

Basic earnings per share ...............   $        1.14    $        0.86    $        0.75
                                           =============    =============    =============

Basic weighted average shares outstanding     50,000,000       50,000,000       50,000,000
                                           =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     Capital      Additional                     Unearned
                                      Stock,        Paid-In         Retained      Compen-
                                      Common        Capital         Earnings      sation          Total
                                   -----------   -------------    ------------- -----------    ------------
Balance, December 31, 2000 .....   $   253,666   $ 6,608,170    $188,271,775    $      --      $195,133,611
Stock splits (Note 6) ..........       246,334          --          (246,334)          --              --
Net income .....................          --            --        37,655,616           --        37,655,616
                                   -----------   -----------    ------------    -----------    ------------
Balance, December 31, 2001 .....       500,000     6,608,170     225,681,057           --       232,789,227
Net income .....................          --            --        42,807,914           --        42,807,914
Transfer pursuant to stock
awards (Note 6) ................          --       1,995,592            --       (1,995,592)           --
Amortization of unearned
compensation ...................          --            --              --          332,598         332,598
                                   -----------   -----------    ------------    -----------    ------------
Balance, December 31, 2002 .....       500,000     8,603,762     268,488,971     (1,662,994)    275,929,739
Net income .....................          --            --        57,221,325           --        57,221,325
Dividends on common stock,
$0.04 per share ................          --            --        (2,000,000)          --        (2,000,000)
Forfeiture of stock awards
(Note 6) .......................          --         (93,457)           --           93,457            --
Amortization of unearned
compensation ...................          --            --              --          364,851         364,851
                                   -----------   -----------    ------------    -----------    ------------
Balance, December 31, 2003 .....   $   500,000   $ 8,510,305    $323,710,296    $(1,204,686)   $331,515,915
                                   ===========   ===========    ============    ===========    ============



































The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                             2003             2002             2001
                                                         -------------    -------------    -------------
OPERATING ACTIVITIES
Net income ..........................................   $  57,221,325    $  42,807,914    $  37,655,616
Adjustments to reconcile to net cash
provided by operating activities:
   Depreciation and amortization ....................      26,553,933       20,390,389       17,779,043
   Deferred income taxes ............................       9,497,000        5,317,000        2,993,000
   Amortization of unearned compensation ............         364,851          332,598             --
   (Gain) loss on disposal of fixed assets ..........         (45,782)        (273,549)          14,442
   Changes in certain working capital items:
     Trade receivables ..............................      (3,824,334)      (7,311,959)        (745,754)
     Prepaids .......................................       2,228,270         (678,174)        (296,632)
     Other current assets ...........................         (52,757)        (475,454)         183,383
     Accounts payable, accrued liabilities,
     and accrued expenses ...........................       3,491,247        8,399,063        1,594,686
     Accrued income taxes ...........................       1,650,557         (623,080)       2,074,516
                                                        -------------    -------------    -------------
Net cash provided by operating activities ...........      97,084,309       67,884,748       61,252,300
                                                        -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ........         173,624       10,159,471          402,113
Additions to property and equipment .................     (47,062,344)     (58,469,994)     (29,104,777)
Acquisition of business .............................            --        (26,719,495)            --
Net purchases of municipal bonds ....................     (10,402,125)     (23,861,576)     (40,281,980)
Other ...............................................        (627,597)         (69,430)         499,410
                                                        -------------    -------------    -------------
Net cash used in investing activities ...............     (57,918,442)     (98,961,024)     (68,485,234)
                                                        -------------    -------------    -------------
FINANCING ACTIVITIES, cash dividend .................        (998,260)            --               --
                                                        -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents       38,167,607      (31,076,276)      (7,232,934)

CASH AND CASH EQUIVALENTS
Beginning of year ...................................      89,717,866      120,794,142      128,027,076
                                                        -------------    -------------    -------------
End of year .........................................   $ 127,885,474    $  89,717,866    $ 120,794,142
                                                        =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes .....................................   $  18,773,920    $  17,358,639    $  14,330,723
Noncash investing activities:
   Book value of revenue equipment traded ...........   $   2,338,332    $  25,770,052    $  11,516,930

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

Cash and Cash Equivalents:

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less.

Investments:

     Investments include primarily municipal bonds with interest reset provisions and short-term municipal bonds. During the year ended December 31, 2003 the Company chose to reclassify these securities from held-to-maturity to available-for-sale to provide more flexibility. Due to the nature of the investments, the cost at December 31, 2003 and 2002 approximates fair value; therefore accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered.

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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method applied to cost, net of salvage value. For revenue equipment purchased after January 1, 2000, trailers are depreciated using a $6,000 salvage value and the tractors using a $15,000 salvage value. During 2003, the Company decreased the salvage value of all trailers to $4,000 from $6,000. The Company based its decision on changes in the estimated market values of trailers at the end of the expected useful life. This change in accounting estimate resulted in an increase in depreciation expense of approximately $1,728,000 during the year ended December 31, 2003.

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

Goodwill:

     The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), on January 1, 2002. SFAS No. 142 requires that goodwill be tested at least annually for impairment by applying a fair value based analysis. With the adoption of SFAS No. 142, goodwill is no longer be subject to amortization resulting in a decrease in annualized operating expenses of $778,116 for the years ended December 31, 2003 and 2002. Prior to 2002, goodwill was amortized on a straight-line basis over a five year period. Goodwill is recorded in other assets. Management determined that no impairment charge was required for the years ending December 31, 2003 and 2002.

Earnings Per Share:

     Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share are based upon the weighted average common and common equivalent shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share is equal to basic earnings per share.

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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Impairment of Long-Lived Assets:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of asset may not be recoverable. There were no impairment charges recognized during the years ended December 31, 2003 and 2002.

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

New Accounting Pronouncements:


     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interest in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

Reclassifications:

     Certain reclassifications have been made to prior year financial statements to conform to the December 31, 2003 presentation.

Note 2. Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 33%, 37%, and 38% of revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2003, 2002 and 2001. Annual revenues for this customer were $53.3 million, $46.3 million, and $45.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                      2003              2002
                                                  ------------     ------------
Deferred income tax liabilities,
related to property and equipment                 $ 39,760,000     $ 30,089,000
                                                  ============     ============
Deferred income tax assets:
   Allowance for doubtful accounts                $    267,000     $    263,000
   Accrued expenses                                  5,303,000        3,263,000
   Insurance accruals                               14,701,000       16,293,000
   Other                                             1,037,000        1,315,000
                                                  ------------     ------------
   Deferred income tax assets                     $ 21,308,000     $ 21,134,000
                                                  ============     ============

The income tax provision is as follows:
                                     2003             2002              2001
                                 ------------     ------------     ------------
Current income taxes:
Federal                          $ 18,853,846     $ 15,372,814     $ 15,357,642
State                               1,570,631        1,362,745        1,047,597
                                 ------------     ------------     ------------
                                   20,424,477       16,735,559       16,405,239
                                 ------------     ------------     ------------
Deferred income taxes:
Federal                             9,403,000        5,684,000        3,027,000
State                                  94,000         (367,000)         (34,000)
                                 ------------     ------------     ------------
                                    9,497,000        5,317,000        2,993,000
                                 ------------     ------------     ------------
Total                            $ 29,921,477     $ 22,052,559     $ 19,398,239
                                 ============     ============     ============



     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:
                                    2003              2002              2001
                                 ------------     ------------     ------------

Federal tax at statutory
rate (35%)                       $ 30,499,981     $ 22,701,166     $ 19,968,849
State taxes, net of federal
benefit                             1,122,000          807,000          502,000
Non-taxable interest income          (675,000)        (907,000)      (1,458,000)
Other                              (1,025,504)        (548,607)         385,390
                                 ------------     ------------     ------------
                                 $ 29,921,477     $ 22,052,559     $ 19,398,239
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

     The total minimum rental commitment under the building lease is as follows:

                             Year Ending December 31:

                             2004             299,625
                             2005             124,844
                                            ---------
                                            $ 424,469
                                            =========

     Rent expense paid to the Company's president totaled $299,625 for the years ended December 31, 2003, 2002, and 2001.

     During the year ended December 31, 2003, the Company purchased 8.9 acres of land at its headquarters from the Company's president for $1,350,000. The property was appraised by a third party, and the transaction was approved by the Board of Directors.

Note 5. Accident and Workers' Compensation Claims

     The Company has acted as a self-insurer for liability up to $500,000 for any single occurrence involving cargo, personal injury or property damage. The Company increased the retention amount to $1,000,000 for all claims made after April 1, 2003. In addition, the Company is responsible for up to $2,000,000 in aggregate for claims above $1,000,000 and below $2,000,000 for the policy year ended March 31, 2004. Liabilities in excess of these amounts are assumed by an insurance company.

     The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $500,000 per claim. Liability in excess of this amount is assumed by an insurance company. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified in other long-term assets on the balance sheet. In addition, the Company has provided its insurance carriers with letters of credit and deposits of approximately $4,600,000 in connection with its liability and workers' compensation insurance arrangements. This deposit has been classified in other assets on the balance sheet.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an allowance for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Claims are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses. During the fourth quarter of 2003, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for accident liability and workers' compensation claims. As a result of the actuarial studies management decreased the amount accrued for accident liability claims by $11.2 million and increased the amount accrued for workers' compensation claims by $2.9 million. These adjustments resulted in an increase in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.11, respectively.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Stockholders' Equity

     On May 10, 2001 the Company's Board of Directors approved a five-for-four split of the Company's common stock effected in the form of a 25% stock dividend for stockholders of record as of May 21, 2001. A total of 6,341,549 common shares were issued in this transaction. On January 28, 2002 the Company's Board of Directors approved a two and seven tenths for one and seven tenths split of the Company's common stock effect in the form of a 57.7% stock dividend for stockholders of record as of February 8, 2002. A total of 18,291,869 common shares were issued in this transaction. The effect of the stock dividends have been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2002 and 2001, and in all share and per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental data.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase five million shares of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. No shares were purchased during 2003, 2002 and 2001. The authorization to repurchase remains open at December 31, 2003 and has no expiration date.

     On March 7, 2002, the principal stockholder awarded 90,750 shares of his common stock to key employees of the Company. These shares had a fair market value of $21.99 per share on the date of the award. The shares will vest over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares, $1,995,592 on the date of the award, was treated as a contribution of capital and is being amortized on a straight-line basis over the five year vesting period as compensation expense. During the year ended December 31, 2003, 4,250 shares were forfeited. The original value of the shares was treated as a reduction of Additional Paid in Capital and Unearned Compensation. Compensation expense of approximately $365,000 and $333,000 was recognized for the years ended December 31, 2003 and 2002, respectively.

Note 7. Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $853,000, $843,000, and $660,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 8. Acquisition of Business

     On June 1, 2002, the Company acquired the business and trucking assets of Great Coastal Express, Inc. ("Great Coastal"), a privately-held truckload carrier. Great Coastal had gross revenues of approximately $70 million in 2001. The acquired assets (primarily revenue equipment) were recorded at their estimated fair values of approximately $22.2 million in accordance with SFAS No. 141, Business Combinations. Goodwill in the amount of $4.4 million has been recorded in "Other Assets" for the amount which the purchase price exceeded the fair value of the assets acquired and is primarily attributable to the driver workforce acquired as part of the acquisition. The acquisition has been accounted for in the Company's results of operations since the acquisition date. The pro forma effect of the acquisition on the Company's results of operations is immaterial. The acquisition was funded from cash and investments.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9. Commitments and Contingencies

     On January 7, 2002, the Owner-Operators Independent Drivers Association, Inc. served a lawsuit against the Company in the United States District Court for the Southern District of Iowa. The lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit sought unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. In December 2003, Heartland Express made an "offer of judgment" in which to pay plaintiffs and class members $250,000 plus reasonable attorneys' fees to resolve all claims in the case. The offer was accepted by OOIDA, and the parties have jointly asked the court to approve the offer and acceptance of judgment. Management's estimate of the total loss has been accrued as of December 31, 2003.

     On June 21, 2002 a driver for the Company was involved in a multiple (5) fatality accident in Knoxville, Tennessee. Three wrongful death lawsuits were filed in U.S. District Court for the Eastern District of TN Northern Division in Knoxville. The combined relief sought in the cases was approximately $65 million for compensatory damages and $200 million for punitive damages. One of the suits was dismissed soon after being filed. During the second quarter of 2003, the second (4 fatality) lawsuit was settled for an amount well within the Company's insurance limits. The third (single fatality) lawsuit was settled during July of 2003, again for an amount well within the Company's insurance limits. A fourth personal injury lawsuit was subsequently filed, which seeks relief in the amount of $387,500; this case is still open.

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying financial statements.

Note 10. Quarterly Financial Information (Unaudited)

                                  First     Second      Third     Fourth
                                ---------  ---------  ---------  ---------
                                   (In thousands, Except Per Share Data)
Year ended December 31, 2003
   Operating revenue            $  94,840  $ 102,800  $ 104,461  $ 103,015
   Operating income                16,207     18,653     21,488     28,749  (1)
   Income before income taxes      16,746     19,146     21,959     29,292  (1)
   Net income                      11,052     12,636     14,493     19,040  (1)
   Basic earnings per share          0.22       0.25       0.29       0.38  (1)

Year ended December 31, 2002
   Operating revenue            $ 73,270   $  84,360  $  91,123  $  91,992
   Operating income               13,693      15,983     16,129     16,243
   Income before income taxes     14,451      16,705     16,778     16,926
   Net income                      9,538      11,025     11,073     11,171
   Basic earnings per share         0.19        0.22       0.22       0.22

(1)  See Note 5 to the consolidated financial statements.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Column A                   Column B         Column C          Column D     Column E
-------------------------------------------------------------------------------------------
                                                  Charges To
                                              ---------------------
                                  Balance At    Cost                               Balance
                                  Beginning      And       Other                   At End
       Description                of Period    Expense    Accounts    Deductions  of Period
-------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 2003      $650,000    $ 42,677    $    -      $ 17,677    $ 675,000
Year ended December 31, 2002       402,812     248,986         -         1,798      650,000
Year ended December 31, 2001       402,812     178,457         -       178,457      402,812


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 2002, on recommendation of the Audit Committee of the Company's Board of Directors, the Company's Board of Directors dismissed Arthur Andersen as the Company's independent public accountants and engaged KPMG LLP (KPMG) to audit the consolidated financial statements of the Company for the fiscal year 2002. KPMG has not audited any of the Company's financial statements for year-ends prior to December 31, 2002 and therefore is unable to express an opinion on any prior years' financial information.

     During the Company's fiscal year ended December 31, 2001, and during the subsequent interim period through the date of Arthur Andersen's dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation
S-K. Arthur Andersen's reports on the Company's consolidated financial statements for Company's fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's fiscal year ended December 31, 2001 and the subsequent interim period through the date of Arthur Andersen's dismissal, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Part III is presented under the items entitled "Information Concerning Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Meetings and Independent Directors," and "Code of Ethics" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2004. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is presented under the item entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Part III is presented under the item entitled "Security Ownership of Principal Stockholders and Management" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2004. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Part III is presented under the item entitled "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2004. Such information is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal auditor fees and services is set forth under "Principal Auditor Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

     (a)  (1) Financial Statements: See Part II, Item 8 hereof.
                                                                          Page
Independent Auditors' Report - KPMG LLP................................... 13
Report of Independent  Accountants - Arthur Andersen LLP.................. 14
Consolidated  Balance Sheets.............................................. 15
Consolidated Statements of Operations..................................... 16
Consolidated Statements of Stockholders' Equity........................... 17
Consolidated Statements of Cash Flows..................................... 18
Notes to Consolidated Financial Statements................................ 19

     (a)  (2) Financial Statement Schedules


Schedule II - Valuation and Qualifying Accounts and Reserves.............. 26

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)  (3) Exhibits required by Item 601 of Regulation S-K are listed below.



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

  4.2         Bylaws                                 Incorporated by reference
                                                     to the Company's
                                                     registration statement on
                                                     Form S-1, Registration No.
                                                     33-8165, effective
                                                     November 5, 1986.

  4.3         Certificate of Amendment               Incorporated by reference
              to Articles of Incorporation           to the Company's
                                                     Form 10-QA, for the quarter
                                                     ended June 30, 1997, dated
                                                     March 20, 1998.

  9.1         Voting Trust Agreement                 Incorporated by reference
              dated June 6, 1997 between             to the Company's Form 10-K
              Larry Crouse as trustee under          for the year ended December
              the Gerdin Educational Trusts and      31, 1997. Commission file
              Larry Crouse voting trustee.           No. 0-15087.

 10.1         Business Property Lease between        Incorporated by reference
              Russell A. Gerdin as Lessor and        to the Company's Form 10-Q
              the Company as Lessee, regarding       for the quarter ended
              the Company's  headquarters at         September, 30, 2000.
              2777 Heartland Drive,                  Commission file No.0-15087.
              Coralville, Iowa 52241

 10.2         Restricted Stock Agreement             Incorporated by reference
                                                     to the Company's Form 10-K
                                                     for the year ended December
                                                     31, 2002.  Commission file
                                                     No. 0-15087.

 10.3         Incentive Compensation Plan            Incorporated by reference
                                                     to the Company's Form 10-K
                                                     for the year ended December
                                                     31, 1993. Commission file
                                                     No. 0-15087.

  16          Letter of Arthur Andersen LLP          Incorporated by reference
              regarding change in certifying         to the Company's Form 10-K
              accountant.                            for the year ended December
                                                     31, 2002.  Commission file
                                                     No. 0-15087.

  21          Subsidiaries of the Registrant         Filed herewith.

  31.1        Certification of Chief Executive       Filed herewith.
              Officer pursuant to Rule 13a-14(a)
              and Rule 15d-14(a) of the Securities
              Exchange Act, as amended.

  31.2        Certification of Chief Financial       Filed herewith.
              Officer pursuant to Rule 13a-14(a)
              and Rule 15d-14(a) of the Securities
              Exchange Act, as amended.


  32          Certification of Chief Executive       Filed herewith.
              Officer and Chief Financial Officer
              Pursuant to 18 U.S.C.1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

     Report on Form 8-K, dated October 21, 2003, announcing the Company's financial results for the quarter ended September 30, 2003.
     Report on Form 8-K, dated December 10, 2003, announcing the Declaration of a Quarterly Cash Dividend.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HEARTLAND EXPRESS, INC.
Date: March 10, 2004                                By:   /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    President and Chief
                                                    Executive Officer
                                                   (principal executive officer)


     Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                        Title                         Date

/s/ Russell A. Gerdin       Chairman, President and
Russell A. Gerdin           Chief Executive Officer
                            and Secretary,
                           (principal executive officer)       March 10, 2004

/s/ John P. Cosaert         Executive Vice President
John P. Cosaert             of Finance, Chief Financial
                            Officer and Treasurer
                           (principal accounting and
                            financial officer)                 March 10, 2004

/s/ Richard O. Jacobson     Director                           March 10, 2004
Richard O.Jacobson


/s/ Michael J. Gerdin       Vice President of Regional
Michael J. Gerdin           Operations and Director            March 10, 2004

/s/ Benjamin J. Allen       Director                           March 10, 2004
Benjamin J. Allen


/s/ Lawrence D. Crouse      Director                           March 10, 2004
Lawrence D. Crouse

Exhibit No. 21




                         Subsidiaries of the Registrant

            Heartland Express, Inc.                    Parent

            A & M Express, Inc.                        Subsidiary

            Heartland Equipment, Inc.                  Subsidiary

            Heartland Express, Inc. of Iowa            Subsidiary

Exhibit No. 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or cause such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluate the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  March 10, 2004                            /s/ Russell A. Gerdin
                                                 Russell A. Gerdin
                                                 Chairman, President and
                                                 Chief Executive Officer

                                  Certification

I, John P. Cosaert, Chairman, Executive Vice President and Chief Financial Officer and Treasurer of Heartland Express, Inc., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or cause such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluate the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  March 10, 2004                           /s/ John P. Cosaert
                                                John P. Cosaert
                                                Executive Vice President-Finance
                                                Chief Financial Officer and
                                                Treasurer
                                               (principal accounting and
                                                financial officer)

Exhibit No. 32


                            CERTIFICATION PURSUANT OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   March 10, 2004                             By /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    Chairman, President and
                                                    Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: March 10, 2004                                By: /s/ John P. Cosaert
                                                     John P. Cosaert
                                                     Executive Vice President
                                                     And Chief Financial Officer



                                 End of Report