Form 10-Q
period 2004-03-31
HEARTLAND EXPRESS INC
filed 2004-05-06
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2004                  Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                              93-0926999
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                            52241
(Address of Principal Executive Office)                         (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728

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

At March 31, 2004, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
          March 31, 2004 and
          December 31, 2003                                              1-2
        Consolidated Statements of Income
          for the Three Months
          Ended March 31, 2004 and 2003                                   3
        Consolidated Statements of Cash Flows
          for the Three Months Ended
          March 31, 2004 and 2003                                         4
        Notes to Consolidated Financial Statements                       5-6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     6-9


Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Item 4. Controls and Procedures                                          10

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                11

Item 2. Changes in Securities                                            11

Item 3. Defaults Upon Senior Securities                                  11

Item 4. Submission of Matters to a Vote of                               11
          Security Holders

Item 5. Other Information                                                11

Item 6. Exhibits and Reports on Form 8-K                                11-15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                      March 31,    December 31,
                                                        2004           2003
                                                    ------------   ------------
                                                    (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents .....................$121,229,925   $127,885,474

     Investments ................................... 100,520,980     74,545,681

     Trade receivables, less allowance:
     $675,000 and $675,000 .........................  39,129,263     36,836,728

     Prepaid tires .................................   1,741,230      2,529,580

     Deferred income taxes .........................  22,903,000     21,308,000

     Other current assets ..........................   3,122,647        673,101
                                                    ------------   ------------

          Total current assets ..................... 288,647,045    263,778,564
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

     Land and land improvements ....................   6,912,819      6,912,819

     Buildings .....................................  19,919,846     19,777,586

     Furniture and fixtures ........................   1,210,424      1,210,424

     Shop and service equipment ....................   2,040,025      2,043,356

     Revenue equipment ............................. 203,236,939    202,706,807
                                                    ------------   ------------

                                                     233,320,053    232,650,992

     Less accumulated depreciation .................  63,411,691     56,951,186
                                                    ------------   ------------

     Property and equipment, net ................... 169,908,362    175,699,806
                                                    ------------   ------------

OTHER ASSETS ......................................    8,851,467      8,928,186
                                                    ------------   ------------

                                                    $467,406,874   $448,406,556
                                                    ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      March 31,     December 31,
                                                        2004           2003
                                                    ------------   ------------
                                                    (Unaudited)
CURRENT LIABILITIES

     Accounts payable and accrued liabilities ......$ 10,269,009   $ 15,684,826

     Compensation and benefits .....................  12,447,504     10,704,329

     Income taxes payable ..........................  16,083,833      7,720,875

     Insurance accruals ............................  38,511,096     37,125,109

     Other accruals ................................   6,795,813      5,895,502
                                                    ------------   ------------

          Total current liabilities ................  84,107,255     77,130,641
                                                    ------------   ------------

DEFERRED INCOME TAXES ..............................  39,567,000     39,760,000
                                                    ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Capital Stock:

     Preferred, $.01 par value; authorized
          5,000,000 shares; none issued ............         --              --
     Common, $.01 par value; authorized
          395,000,000 shares; issued and
          outstanding 50,000,000 ...................     500,000        500,000

     Additional paid-in capital ....................   8,510,305      8,510,305

     Retained earnings ............................. 335,831,893    323,710,296
                                                    ------------   ------------

                                                     344,842,198    332,720,601

     Less unearned compensation ....................  (1,109,579)    (1,204,686)
                                                    ------------   ------------

                                                     343,732,619    331,515,915
                                                    ------------   ------------

                                                    $467,406,874   $448,406,556
                                                    ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                      2004             2003
                                                 -------------    -------------

OPERATING REVENUE ............................   $ 106,836,912    $  94,839,735
                                                 -------------    -------------

OPERATING EXPENSES:

       Salaries, wages, and benefits .........      39,766,096       32,312,307

       Rent and purchased transportation .....      10,518,625       13,953,071

       Operations and maintenance ............      20,945,552       19,310,180

       Taxes and licenses ....................       2,290,282        1,873,406

       Insurance and claims ..................       2,496,641        2,370,993

       Communications and utilities ..........         962,183          893,845

       Depreciation ..........................       6,613,704        5,367,543

       Other operating expenses ..............       3,504,034        2,554,772

       (Gain) on disposal of fixed assets ....         (36,251)          (3,661)
                                                 -------------    -------------

                                                    87,060,866       78,632,456
                                                 -------------    -------------

              Operating income ...............      19,776,046       16,207,279

       Interest income .......................         567,516          538,617
                                                 -------------    -------------

       Income before income taxes ............      20,343,562       16,745,896

       Federal and state income taxes ........       7,221,965        5,693,604
                                                 -------------    -------------

       Net income ............................   $  13,121,597    $  11,052,292
                                                 =============    =============

       Net income per common share:
          Basic net income per share .........   $        0.26    $        0.22
                                                 =============    =============

       Basic weighted average shares outstanding    50,000,000       50,000,000
                                                 =============    =============





The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                      2004             2003
                                                 -------------    -------------
OPERATING ACTIVITIES
     Net income ..............................   $  13,121,597    $  11,052,292
     Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization .........       6,618,705        5,372,544
       Deferred income taxes .................      (1,788,000)       1,026,000
       Unearned compensation .................          95,107           99,780
       Gain on disposal of fixed assets ......         (36,251)          (3,661)
       Changes in certain working capital items:
         Trade receivables ...................      (2,292,535)      (3,734,883)
         Other current assets ................      (2,449,546)      (4,695,760)
         Prepaid tires .......................         788,350          388,220
         Accounts payable and accrued liabilities    3,173,568        2,907,384
         Accrued income taxes ................       8,362,958        8,353,667
                                                 -------------    -------------
     Net cash provided by operating activities      25,593,953       20,765,583
                                                 -------------    -------------
INVESTING ACTIVITIES
     Proceeds from sale of property and
       equipment...............................         36,251           22,956
     Capital additions ........................     (5,382,578)     (24,018,572)
     Net maturities (purchases) of
       municipal bonds ........................    (25,975,299)       2,265,569
     Increase (decrease) in other assets ......         71,718         (222,678)
                                                 -------------    -------------
     Net cash used in investing activities ....    (31,249,908)     (21,952,725)
                                                 -------------    -------------
FINANCING ACTIVITIES, cash dividend ...........       (999,594)            --
                                                 -------------    -------------
     Net decrease in cash and cash equivalents      (6,655,549)      (1,187,142)

CASH AND CASH EQUIVALENTS
     Beginning of year ........................    127,885,474       89,717,866
                                                 -------------    -------------
     End of quarter ...........................  $ 121,229,925    $  88,530,724
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
     Cash paid (received) during the period for:
       Income taxes ...........................  $     647,007    $  (3,686,063)
     Noncash investing activities:
       Book value of revenue equipment traded .           --          1,401,919





The accompany notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

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

Note 3.  Contingencies

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

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

Note 4.  Change in Accounting Estimate

     Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet from $6,000 to $4,000 per trailer. This change in accounting estimate increased first quarter 2004 depreciation expense by approximately $576,000.

Note 5.  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the March 31, 2004 presentation.

Note 6. Subsequent Event

     Subsequent to March 31, 2004, the Company entered into an agreement to replace its entire tractor fleet. The agreement runs from May of 2004 to December 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in the section entitled "Factors That May Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements contained in this Quarterly report.

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During the first quarter of 2004, freight revenue, excluding fuel surcharge, increased 12.9% to $102.2 million from $90.6 million in the first quarter of 2003.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 24 months and trailer age of 31 months. The Company anticipates making significant capital expenditures for revenue equipment during the remainder of 2004. The Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by operations.

     The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. A decline in driver productivity may require increases to driver pay to attract and retain qualified drivers. In addition, the Company may be required to increase the number of drivers that it employs and increase its fleet of revenue equipment to serve our current customer base and provide for future growth. The full impact of these changes is not known at this time.

     In addition to the revised hours-of-service regulations, the trucking industry is experiencing a shortage of qualified drivers. In order to attract and retain experienced drivers, the Company increased pay for all drivers $0.03 per mile during the first quarter of 2004. Management believes that the Company continues to offer one of the highest pay packages in the industry. This pay package along with increased recruiting efforts should allow the Company to attract additional qualified drivers; however, a long term shortage of drivers could hinder growth.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. During 2002 and the first quarter of 2003, the Company significantly increased the purchase of trucks with pre-October 2002 engines to delay the business risk of buying new engines. The new engines have resulted in a significant increase in the cost of new tractors, lower fuel efficiency and higher maintenance costs. During 2004, all tractors purchased by the Company will include engines that conform to the new standards. As a result of these purchases, the operating costs associated with tractors will increase during the remaining portion of 2004 compared to 2003.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                       Three months Ended
                                                           March 31,
                                                      2004            2003
                                                ---------------  --------------
Operating revenue                                    100.0%           100.0%
                                                ---------------  --------------
Operating expenses:
     Salaries, wages, and benefits                    37.2%            34.1%
     Rent and purchased transportation                 9.9             14.7
     Operations and maintenance                       19.6             20.3
     Taxes and licenses                                2.1              2.0
     Insurance and claims                              2.3              2.5
     Communications and utilities                      0.9              0.9
     Depreciation                                      6.2              5.7
     Other operating expenses                          3.3              2.7
     (Gain) on disposal of fixed assets               (0.0)            (0.0)
                                                --------------   --------------
     Total operating expenses                         81.5%            82.9%

                                                ---------------  --------------
           Operating income                           18.5%           17.1%
Interest income                                        0.5              0.6
                                                ---------------  --------------
     Income before income taxes                       19.0%            17.7%
Federal and state income taxes                         6.7              6.0
                                                ---------------  --------------
     Net income                                       12.3%            11.7%
                                                ===============  ==============


     The following is a discussion of the results of operations of the quarter ended March 31, 2004 compared with the same period in 2003, and the changes in financial condition through the first quarter of 2004.

     Operating revenue increased $12.0 million (12.6%), to $106.8 million in the first quarter of 2004 from $94.8 million in the first quarter of 2003. The increase in revenue resulted from additional business from existing customers and the growth of our customer base. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $0.3 million to $4.6 million in the first quarter of 2004 from $4.3 million in the first quarter of 2003.

     Salaries, wages, and benefits increased $7.5 million (23.1%), to $39.8 million in the first quarter of 2004 from $32.3 million in the first quarter of 2003. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company. During the first quarter of 2004, employee drivers accounted for 86% and independent contractors 14% of the total fleet miles, compared with 79% and 21%, respectively, in the first quarter of 2003. The Company also increased pay for all drivers $0.03 per mile during the first quarter of 2004. In addition, the Company incurred increased workers' compensation costs due to the increased frequency and severity of claims.

     Rent and purchased transportation decreased $3.4 million (24.6%), to $10.5 million in the first quarter of 2004 from $13.9 million in the first quarter of 2003. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program.

     Operations and maintenance increased $1.6 million (8.5%) to $20.9 million in the first quarter of 2004 from $19.3 million in the first quarter of 2003. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers.

     Insurance and claims increased $0.1 million (5.3%), to $2.5 million in the first quarter of 2004 from $2.4 million in the first quarter of 2003. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $1.2 million (23.2%) to $6.6 million during the first quarter of 2004 from $5.4 million in the first quarter of 2003. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense approximately $0.6 million during the first quarter of 2004. In addition, depreciation increased because of the growth of our company owned tractor and trailer fleet.

     Other operating expenses increased $0.9 million (37.2%) to $3.5 million during the first quarter of 2004 from $2.6 million during the first quarter 2003. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the first quarter of 2004, freight handling and tolls increased $0.4 million and advertising expense related to driver recruiting increased $0.2 million compared to the first quarter of 2003.

     The Company's effective tax rate was 35.5% and 34.0% for the first quarter of 2004 and 2003, respectively.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.5% during the first quarter of 2004 compared with 82.9% during the first quarter of 2003. Net income increased $2.1 million (18.7%), to $13.1 million during the first quarter of 2004 from $11.0 million during the first quarter of 2003.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2004, was net cash provided by operating activities of $25.6 million compared to $20.8 million in the corresponding 2003 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $5.4 million for the first three months of 2004 compared to $24.0 million for the same period in 2003. The decrease in purchases of revenue equipment during the first quarter of 2004 is primarily due to the Company increasing tractor purchases during 2002 and the first quarter of 2003 to delay the business risk of buying tractors with engines that comply with new EPA emissions standards.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the quarter with $221.8 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Contractual Obligations

     The impact that our contractual obligations as of March 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:


                                                Payments due by period
                                       -----------------------------------------
                                           Total      Less than 1   1 - 3 years
                                                         year
                                       ------------- ------------- -------------
Operating Lease Obligations               $ 349,562     $ 224,718     $ 124,844
                                       ============= ============= =============


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

     In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, short-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2004 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of March 31, 2004 and therefore, has no market risk related to debt.

     As of March 31, 2004, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibit
             31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
             31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Ex-change Act, as amended.
             32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K
             1. Report on Form 8-K, dated January 23, 2004, announcing the Company's financial results for the quarter ended December 31, 2003.
             2. Report on Form 8-K, dated March 10, 2004, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEARTLAND EXPRESS, INC.

Date: May 6, 2004                             BY:/s/ John P. Cosaert
                                              John P. Cosaert
                                              Executive Vice President-Finance,
                                              Chief Financial Officer
                                              and Treasurer
                                             (principal accounting and financial
                                              officer)

Exhibit No. 31.1

                                  Certification

I, Russell A. Gerdin, Chairman, President and Chief Executive Officer of Heartland Express, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc. (the "Registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or cause such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 6, 2004
                                                      /s/ Russell A. Gerdin
                                                      Russell A. Gerdin
                                                      Chairman, President and
                                                      Chief Executive Officer

Exhibit No. 31.2

                                  Certification

I, John P. Cosaert, Executive Vice President, Chief Financial Officer and Treasurer of Heartland Express, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Heartland Express, Inc. (the "Registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 6, 2004

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

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 6, 2004                                   By /s/ Russell A. Gerdin
                                                     Russell A. Gerdin
                                                     Chairman, President and
                                                     Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 6, 2004                                   By: /s/ John P. Cosaert
                                                     John P. Cosaert
                                                     Executive Vice President
                                                     and Chief Financial Officer



                                 END OF REPORT