Form 10-Q
period 2004-06-30
HEARTLAND EXPRESS INC
filed 2004-08-04
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 2004                   Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                             93-0926999
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                          52241
(Address of Principal Executive Office)                      (Zip Code)


Registrant's telephone number, including area code  (319) 545-2728

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

At June 30, 2004, there were 50,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
         June 30, 2004 and
         December 31, 2003                                                 1-2
        Consolidated Statements of Income
         for the Three and Six Months
         Ended June 30, 2004 and 2003                                       3
        Consolidated Statements of Cash Flows
         for the Six Months Ended
         June 30, 2004 and 2003                                             4
        Notes to Consolidated Financial Statements                         5-6

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                        6-11


Item 3. Quantitative and Qualitative Disclosures About Market Risk          11

Item 4. Controls and Procedures                                             11

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities                                               12

Item 3. Defaults Upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of                                  12
         Security Holders

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                  12-16

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                       June 30,          December 31,
                                                   2004               2003
                                               -------------     --------------
                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents .............       $123,628,076       $127,885,474

   Investments ...........................        105,461,499         74,545,681

   Trade receivables,
   less allowance of
   $775,000 and $675,000 .................         38,065,754         36,836,728

   Prepaid tires .........................          2,113,480          2,529,580

   Deferred income taxes .................         24,467,000         21,308,000

   Other current assets ..................          3,611,629            673,101
                                                 ------------       ------------
      Total current assets ...............        297,347,438        263,778,564
                                                 ------------       ------------

PROPERTY AND EQUIPMENT

   Land and land improvements ............          9,536,271          9,440,329

   Buildings .............................         17,494,255         17,006,260

   Furniture and fixtures ................          1,210,424          1,210,424

   Shop and service equipment ............          2,567,484          2,287,172

   Revenue equipment .....................        210,662,009        202,706,807
                                                 ------------       ------------
                                                  241,470,443        232,650,992

   Less accumulated depreciation .........         65,500,979         56,951,186
                                                 ------------       ------------
   Property and equipment, net ...........        175,969,464        175,699,806
                                                 ------------       ------------
OTHER ASSETS .............................          8,796,373          8,928,186
                                                 ------------       ------------

                                                 $482,113,275       $448,406,556
                                                 ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  June 30,         December 31,
                                                    2004              2003
                                               --------------    --------------
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable & accrued liabilities ....   $  13,612,430    $  15,684,826

   Compensation & benefits ...................      12,905,721       10,704,329

   Income taxes payable ......................       8,514,370        7,720,875

   Insurance accruals ........................      41,196,089       37,125,109

   Other .....................................       7,495,270        5,895,502
                                                 -------------    -------------
   Total current liabilities .................      83,723,880       77,130,641
                                                 -------------    -------------

DEFERRED INCOME TAXES ........................      39,862,000       39,760,000
                                                 -------------    -------------

CONTINGENCIES

STOCKHOLDERS' EQUITY

   Capital Stock:

   Preferred, $.01 par value; authorized
     5,000,000 share; none issued ............            --               --

   Common, $.01 par value; authorized
     395,000,000 shares; issued and
     outstanding 50,000,000 shares ...........         500,000          500,000

   Additional paid-in capital ................       8,510,305        8,510,305

   Retained earnings .........................     350,531,562      323,710,296
                                                 -------------    -------------
                                                   359,541,867      332,720,601

   Less: unearned compensation ...............      (1,014,472)      (1,204,686)
                                                 -------------    -------------
                                                   358,527,395      331,515,915
                                                 -------------    -------------
                                                 $ 482,113,275    $ 448,406,556
                                                 =============    =============


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                Six months ended
                                                           June 30,                         June 30,

                                                    2004             2003             2004             2003

OPERATING REVENUE ..........................   $ 113,511,541    $ 102,799,789    $ 220,348,453    $ 197,639,524
                                               -------------    -------------    -------------    -------------

OPERATING EXPENSES:

   Salaries, wages, and benefits ...........   $  39,091,825    $  35,190,604    $  78,857,921    $  67,502,911

   Rent and purchased transportation .......       9,522,915       13,151,043       20,041,540       27,104,114

   Operations and maintenance ..............      22,710,926       18,141,646       43,656,478       37,451,826

   Taxes and licenses ......................       2,204,958        2,125,293        4,495,240        3,998,699

   Insurance and claims ....................       5,395,577        4,164,378        7,892,218        6,535,371

   Communications and utilities ............         980,349          923,038        1,942,532        1,816,883

   Depreciation ............................       6,757,757        6,926,441       13,371,461       12,293,984

   Other operating expenses ................       3,411,410        3,551,159        6,915,444        6,105,931

   (Gain) on disposal of fixed assets ......         (65,638)         (27,110)        (101,889)         (30,771)
                                               -------------    -------------    -------------    -------------

                                                  90,010,079       84,146,492      177,070,945      162,778,948
                                               -------------    -------------    -------------    -------------

               Operating income ............      23,501,462       18,653,297       43,277,508       34,860,576

   Interest income .........................         651,871          492,404        1,219,387        1,031,021
                                               -------------    -------------    -------------    -------------

      Income before income taxes ...........      24,153,333       19,145,701       44,496,895       35,891,597

   Income taxes ............................       8,453,664        6,509,537       15,675,629       12,203,141
                                               -------------    -------------    -------------    -------------

      Net income ...........................   $  15,699,669    $  12,636,164    $  28,821,266    $  23,688,456
                                               =============    =============    =============    =============

   Earnings per common share:

       Basic earnings per share ............   $        0.31    $        0.25    $        0.58    $        0.47
                                               =============    =============    =============    =============

   Basic weighted average shares outstanding      50,000,000       50,000,000       50,000,000       50,000,000
                                               =============    =============    =============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                       2004            2003
                                                   -------------   -------------
OPERATING ACTIVITIES
   Net income .................................   $  28,821,266    $  23,688,456
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ...........      13,381,463       12,303,986
      Deferred income taxes ...................      (3,057,000)       2,817,000
      Unearned compensation ...................         190,214          199,560
      (Gain) on disposal of fixed assets ......        (101,889)         (30,771)
      Changes in certain working capital items:
         Trade receivables ....................      (1,229,026)      (4,465,324)
         Other current assets .................      (2,938,528)      (2,890,076)
         Prepaid expenses .....................         416,100          936,910
         Accounts payable and accrued expenses        7,201,997        6,419,622
         Accrued income taxes .................         793,495        6,393,888
                                                  -------------    -------------
      Net cash provided by operating activities      43,478,092       45,373,251
                                                  -------------    -------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment         101,889           70,936
   Capital additions ..........................     (15,044,846)     (35,529,345)
   Net purchases of municipal bonds ...........     (30,915,818)      (1,777,594)
   Change in other assets .....................         121,811         (310,599)
                                                  -------------    -------------
   Net cash used in investing activities ......     (45,736,964)     (37,546,602)
                                                  -------------    -------------

FINANCING ACTIVITIES, cash dividend ...........      (1,998,526)            --
                                                  -------------    -------------

   Net increase (decrease) in cash and
     cash equivalents .........................      (4,257,398)       7,826,649

CASH AND CASH EQUIVALENTS
   Beginning of period ........................     127,885,474       89,717,866
                                                  -------------    -------------
   End of period ..............................   $ 123,628,076    $  97,544,515
                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes,net ........................   $  17,939,134    $   2,992,253
   Noncash investing activities:
      Book value of revenue equipment traded ..   $   5,487,691    $   1,637,232



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

Note 3. Investments

     Investments primarily include municipal bonds with interest reset provisions and short-term municipal bonds. The cost approximates the fair value due to the nature of the investments. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Note 4. Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company has commitments at June 30, 2004 to acquire revenue equipment for approximately $32.6 in 2004, $39.4 million in 2005, and $43.4 million in 2006. These commitments are expected to be financed from existing cash and investment balances and cash flows from operations.

Note 5. Property, Equipment, and Depreciation

     The Company's tractor fleet has historically been depreciated by the 125% declining balance method applied to cost, net of salvage value. Tractors purchased beginning in June, 2004 are being depreciated by the 125% declining balance method applied to the book value of the asset at the beginning of each period. The salvage value is no longer being deducted from the book value each period when computing the depreciation base used to calculate the declining balance depreciation and resulted in additional depreciation of $60,000 in the second quarter of 2004.

     Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet from $6,000 to $4,000 per trailer. This change in accounting estimate increased depreciation expense during the six months ended June 30, 2003 by approximately $570,000.

Note 6. Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the June 30, 2004 presentation.

Note 7. Subsequent Event

     The Company's board of directors approved a three-for-two stock split payable in the form of a 50% stock dividend. The stock dividend will be paid on August 20, 2004 to stockholders of record as of August 9, 2004. The Company's issued and outstanding shares of common stock will increase from 50.0 million to
75.0 million.

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

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During the first six months of 2004, freight revenue, excluding fuel surcharge, increased 10.6% to $209.5 million from $189.4 million in the first six months of 2003.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 24 months and trailer age of 31 months. During April of 2004, the Company entered into an agreement to replace its entire tractor fleet by December 2006. The Company started taking delivery of the new tractors during June 2004. The Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by operations.

     The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These revised regulations have had minimal effect on our operations to date primarily due to proper planning and customer cooperation. Fleet utilization is up slightly over the prior year. On July 16, 2004, the U.
S. Court of Appeals for the District of Columbia issued a decision vacating the new hours-of-service regulations. The decision is not effective immediately. The Federal Motor Carrier Safety Administration (FMCSA) will continue to enforce the new hours-of-service regulations in the interim. The course of action by the FMCSA is unknown at this time.

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

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). The new engines have resulted in a significant increase in the cost of new tractors and testing results indicate lower fuel efficiency and higher maintenance costs. All 2004 and future tractor purchases by the Company will include engines that conform to the new standards. As a result of these purchases, the operating costs associated with tractors are expected to increase.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three Months Ended   Six Months Ended

                                                June 30,           June 30,
                                             2004     2003       2004     2003
                                            ------   ------     ------   ------
Operating revenue                           100.0%   100.0%     100.0%   100.0%
                                            ------   ------     ------   ------
Operating expenses:
     Salaries, wages, and benefits           34.4%    34.2%      35.8%    34.2%
     Rent and purchased transportation        8.4     12.8        9.1     13.7
     Operations and maintenance              20.0     17.6       19.8     19.0
     Taxes and licenses                       1.9      2.1        2.0      2.0
     Insurance and claims                     4.8      4.1        3.6      3.3
     Communications and utilities             0.9      0.9        0.9      0.9
     Depreciation                             6.0      6.7        6.1      6.2
     Other operating expenses                 3.0      3.5        3.1      3.1
     (Gain) loss on disposal of fixed        (0.1)      -          -        -
       assets                               ------   ------     ------   ------
     Total operating expenses                79.3%    81.9%      80.4%    82.4%
                                            ------   ------     ------   ------
             Operating income                20.7%    18.1%      19.6%    17.6%
Interest income                               0.6      0.5        0.6      0.5
                                            ------   ------     ------   ------
     Income before income taxes              21.3%    18.6%      20.2%    18.1%
Federal and state income taxes                7.5      6.3        7.1      6.1
                                            ------   ------     ------   ------
     Net income                              13.8%    12.3%      13.1%    12.0%
                                            ======   ======     ======   ======


     The following is a discussion of the results of operations of the three and six month periods ended June 30, 2004 compared with the same periods in 2003, and the changes in financial condition through the second quarter of 2004.

Three Months Ended June 30, 2004 and 2003

     Operating revenue increased $10.7 million (10.4%), to $113.5 million in the second quarter of 2004 from $102.8 million in the second quarter of 2003. The increase in revenue resulted from additional business from existing customers, growth of our customer base, and rate increases. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $2.3 million to $6.3 million in the second quarter of 2004 from $4.0 million in the second quarter of 2003.

     Salaries, wages, and benefits increased $3.9 million (11.1%), to $39.1 million in the second quarter of 2004 from $35.2 million in the second quarter of 2003. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company. During the second quarter of 2004, employee drivers accounted for 88% and independent contractors 12% of the total fleet miles, compared with 82% and 18%, respectively, in the second quarter of 2003. The Company also increased pay for all drivers $0.03 per mile during the first quarter of 2004. During the second quarter of 2004, the Company experienced a decrease in workers' compensation costs due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $3.6 million (27.6%), to $9.5 million in the second quarter of 2004 from $13.1 million in the second quarter of 2003. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program.

     Operations and maintenance increased $4.6 million (25.2%) to $22.7 million in the second quarter of 2004 from $18.1 million in the second quarter of 2003. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the second quarter of 2004.

     Insurance and claims increased $1.2 million (29.6%), to $5.4 million in the second quarter of 2004 from $4.2 million in the second quarter of 2003. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation decreased $0.1 million (2.4%) to $6.8 million during the second quarter of 2004 from $6.9 million in the second quarter of 2003. Depreciation expense was flat for the quarter due to the Company not incurring significant growth of the fleet compared to the second quarter of 2003.

     Other operating expenses decreased $0.2 million (3.9%) to $3.4 million during the second quarter of 2004 from $3.6 million during the second quarter of 2003. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     The Company's effective tax rate was 35.0% and 34.0% for the second quarter of 2004 and 2003, respectively.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 79.3% during the second quarter of 2004 compared with 81.9% during the second quarter of 2003. Net income increased $3.1 million (24.2%), to $15.7 million during the second quarter of 2004 from $12.6 million during the second quarter of 2003.

Six Months Ended June 30, 2004 and 2003

     Operating revenue increased $22.7 million (11.5%), to $220.3 million in the six months ended June 30, 2004 from $197.6 million in the 2002 period. The increase in revenue resulted from additional business from existing customers, growth of our customer base, and rate increases. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers.

Fuel surcharge revenue increased $2.6 million to $10.9 million for the six months ended June 30, 2004 from $8.3 million in the compared 2003 period.

     Salaries, wages, and benefits increased $11.4 million (16.8%), to $78.9 million in the six months ended June 30, 2004 from $67.5 million in the 2003 period. These increases were a result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company. During the first six months of 2004, employee drivers accounted for 87% and independent contractors 13% of the total fleet miles, compared with 80% and 20%, respectively, in the compared 2003 period. In addition, the Company incurred increased workers' compensation costs during the six month period of 2004 due to an increase in the frequency and severity of workers' compensation claims during the first quarter of 2004.

     Rent and purchased transportation decreased $7.1 million (26.1%), to $20.0 million in the first six months of 2004 from $27.1 million in the 2002 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program.

     Operations and maintenance increased $6.2 million (16.6%) to $43.7 million in the six months ended June 30, 2004 from $37.5 million in the 2003 period. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the first six months of 2004.

     Insurance and claims increased $1.4 million (20.8%), to $7.9 million in the first six months of 2004 from $6.5 million in the compared 2003 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $1.1 million (8.8%) to $13.4 million during the first six months of 2004 from $12.3 million in the compared 2002 period. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense by approximately $0.6 million.

     Other operating expenses increased 0.8 million (13.3%) to $6.9 million during the first six months 2004 from $6.1 million during the compared 2003 period. Other operating expenses consist primarily of freight handling, highway tolls, drivers recruiting expenses, and administrative costs.

     The Company's effective tax rate was 35.2% and 34.0% for the six months ended June 30, 2004 and 2003, respectively.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 80.4% during the first six months of 2004 compared with 82.4% during the first six months of 2003. Net income increased $5.1 million (21.7%), to $28.8 million during the first six months of 2004 from $23.7 million during the compared 2003 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2004, was net cash provided by operating activities of $43.5 million compared to $45.4 million in the corresponding 2003 period.

     Capital   expenditures  for  property  and  equipment,   primarily  revenue
equipment net of trade-ins, totaled $15.0 million for the first six months of 2004 compared to $34.5 million for the same period in 2003.

The decrease inpurchases of revenue equipment thus far in 2004 is primarily due to the Company increasing tractor purchases during 2002 and the first quarter of 2003 to delay the business risk of buying tractors with engines that comply with new EPA emissions standards.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the quarter with $229.1 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Contractual Obligations

     The impact that our contractual obligations as of June 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

                                                 Payments due by period
                                          ------------------------------------
                                                       Less than        1-3
                                           Total         1 year         year

Purchase Obligations, net                 $115,435      $ 32,648      $ 82,787

Operating Lease Obligations                    275           150           125
                                          --------      --------      --------
      Total                               $115,710      $ 32,798      $ 82,912
                                          ========      ========      ========


     The purchase obligations reflect the total purchase price, net of trade-in values, for tractors scheduled for delivery through December 2006. These purchases are expected to be financed by existing cash and investment balances, and with cash flows from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2004 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of June 30, 2004 and therefore, has no market risk related to debt.

     As of June 30, 2004, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibit
     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K 1.
     Report on Form 8-K, dated April 15, 2004, announcing the Company's financial results for the quarter ended March 31, 2004. 2. Report on Form 8-K, dated April 27, 2004, announcing the replacement of the Company's tractor fleet. 3. Report on Form 8-K, dated June 10, 2004, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.

Date: August 4, 2004                       BY:/s/ John P. Cosaert_____
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and financial
                                            officer)

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


Date:  August 4, 2004                              By /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                   Chairman, President and
                                                   Chief Executive Officer

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


Date:  August 4, 2004                          By /s/ John P. Cosaert
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                               (principal accounting and
                                                financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   August 4, 2004                             By /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    Chairman, President and
                                                    Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:  August 4, 2004                              By: /s/ John P. Cosaert
                                                    John P. Cosaert
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                  End of Form