Form 10-Q
period 2004-09-30
HEARTLAND EXPRESS INC
filed 2004-11-05
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2004              Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Nevada                                        93-0926999
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                            52241
(Address of Principal Executive Office)                         (Zip Code)


Registrant's telephone number, including area code  (319)545-2728

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

At September 30, 2004, there were 75,000,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
           September 30, 2004 and
           December 31, 2003                                               1-2
         Consolidated Statements of Income
           for the Three and Nine Months
           Ended September 30, 2004 and 2003                                3
         Consolidated Statements of Cash Flows
           for the Nine Months Ended
           September 30, 2004 and 2003                                      4
         Notes to Consolidated Financial Statements                        5-6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      6-12


Item 3.   Quantitative and Qualitative Disclosures About Market Risk       12

Item 4.   Controls and Procedures                                          12

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities                                           13

Item 3.    Defaults Upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of                              13
           Security Holders

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                               13-17

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                   ASSETS                      September 30,       December 31,
                                                   2004                2003

                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                   $  6,587,179        $ 38,618,430

   Investments                                  232,910,514         163,812,725

   Trade receivables, less allowance of
     $775,000 and $675,000                       39,552,428          36,836,728

   Prepaid tires                                  2,927,590           2,529,580

   Deferred income taxes                         24,894,000          21,308,000

   Other current assets                           1,685,726             673,101
                                               ------------        -------------
      Total current assets                      308,557,437         263,778,564
                                               ------------        -------------
PROPERTY AND EQUIPMENT

   Land and land improvements                     9,536,271           9,440,329

   Buildings                                     17,494,255          17,006,260

   Furniture and fixtures                         1,210,424           1,210,424

   Shop and service equipment                     2,550,616           2,287,172

   Revenue equipment                            220,500,129         202,706,807
                                               ------------        -------------
                                                251,291,695         232,650,992

   Less accumulated depreciation                 63,802,426          56,951,186
                                               ------------        -------------
   Property and equipment, net                  187,489,269         175,699,806
                                               ------------        -------------
   OTHER ASSETS                                   9,016,455           8,928,186
                                               ------------        -------------
                                               $505,063,161        $448,406,556
                                               ============        =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,     December 31,
                                                       2004             2003
                                                   (Unaudited)

CURRENT LIABILITIES

   Accounts payable & accrued liabilities ....   $  16,762,333    $  15,684,826

   Compensation & benefits ...................      13,457,667       10,704,329

   Income taxes payable ......................       5,747,683        7,720,875

  Insurance accruals .........................      42,525,515       37,125,109

   Other .....................................       6,984,476        5,895,502
                                                  -------------    -------------
     Total current liabilities ...............      85,477,674       77,130,641
                                                  -------------    -------------
DEFERRED INCOME TAXES ........................      45,393,000       39,760,000
                                                  -------------    -------------
CONTINGENCIES

STOCKHOLDERS' EQUITY

    Capital Stock:

    Preferred, $.01 par value; authorized
       5,000,000 share; none issued ...........            --               --

     Common, $.01 par value; authorized
        395,000,000 shares; issued and
        outstanding 75,000,000 in 2004
        and 50,000,000 in 2003 ...............         750,000          500,000

     Additional paid-in capital ..............       8,510,305        8,510,305

     Retained earnings .......................     365,851,547      323,710,296
                                                 -------------    -------------
                                                   375,111,852      332,720,601

     Less: unearned compensation .............        (919,365)      (1,204,686)
                                                  -------------    -------------
                                                   374,192,487      331,515,915
                                                  -------------    -------------
                                                  $505,063,161     $448,406,556
                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three months ended              Nine months ended
                                                        September 30,                   September 30,

                                                    2004            2003            2004             2003

OPERATING REVENUE ..........................   $ 117,299,278   $ 104,460,615   $ 337,647,731    $ 302,100,139
                                               -------------   -------------   -------------    -------------
OPERATING EXPENSES:

   Salaries, wages, and benefits ...........   $  40,305,667   $  34,949,275   $ 119,163,588    $ 102,452,186

   Rent and purchased transportation .......       8,578,807      12,090,171      28,620,347       39,194,285

   Operations and maintenance ..............      25,297,575      19,094,695      68,954,053       56,546,521

   Taxes and licenses ......................       2,143,218       2,265,221       6,638,458        6,263,920

   Insurance and claims ....................       2,562,377       3,384,300      10,454,595        9,919,671

   Communications and utilities ............         886,416         946,331       2,828,948        2,763,214

   Depreciation ............................       7,842,781       7,139,016      21,214,242       19,433,000

   Other operating expenses ................       4,020,431       3,080,052      10,935,875        9,185,983

   (Gain) loss on disposal of fixed assets .           2,085          23,802         (99,804)          (6,969)
                                               -------------   -------------   -------------     -------------
                                                  91,639,357      82,972,863     268,710,302      245,751,811
                                               -------------   -------------   -------------     -------------
              Operating income .............      25,659,921      21,487,752      68,937,429       56,348,328

   Interest income .........................         805,135         470,972       2,024,522        1,501,993
                                               -------------   -------------   -------------     -------------
      Income before income taxes ...........      26,465,056      21,958,724      70,961,951       57,850,321

   Income taxes ............................       9,395,071       7,465,967      25,070,700       19,669,108
                                               -------------   -------------   -------------    --------------
      Net income ...........................   $  17,069,985   $  14,492,757   $  45,891,251    $  38,181,213
                                               =============   =============   =============    ==============
   Earnings per common share:

       Basic earnings per share ............   $        0.23   $        0.19   $        0.61    $        0.51
                                               =============   =============   =============    ==============
   Basic weighted average shares outstanding      75,000,000      75,000,000      75,000,000       75,000,000
                                               =============   =============   =============    ==============
   Dividends declared per share ............   $       0.020   $       0.013   $       0.047    $       0.013
                                               =============   =============   =============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                        Nine months ended
                                                          September 30,
                                                      2004             2003
                                                 -------------    --------------
OPERATING ACTIVITIES

   Net income ................................   $  45,891,251    $  38,181,213
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ..........      21,229,245       19,448,003
      Deferred income taxes ..................       2,047,000        3,626,000
      Unearned compensation ..................         285,321          299,339
     (Gain) on disposal of fixed assets ......         (99,804)          (6,969)
      Changes in certain working capital items:
         Trade receivables ...................      (2,715,700)      (4,586,735)
         Other current assets ................      (1,012,625)      (2,184,865)
         Prepaid expenses ....................        (477,930)       1,867,040
         Accounts payable and accrued expenses       9,712,699       11,265,120
         Accrued income taxes ................      (1,973,192)       5,906,814
                                                 -------------    --------------
      Net cash provided by operating activities     72,886,265       73,814,960
                                                 -------------    --------------
INVESTING ACTIVITIES
      Proceeds from sale of property and equipment     166,955          116,974
      Capital additions ......................     (32,885,937)     (40,672,757)
      Net purchases of municipal bonds .......     (69,097,789)     (34,097,992)
      Change in other assets .................        (103,272)        (623,526)
                                                 -------------    --------------
      Net cash used in investing activities ..    (101,920,043)     (75,277,301)
                                                 -------------    --------------
FINANCING ACTIVITIES, cash dividend ..........      (2,997,473)            --
                                                 -------------    --------------
      Net decrease in cash and cash equivalents    (32,031,251)      (1,462,341)

CASH AND CASH EQUIVALENTS
      Beginning of period ....................      38,618,430       14,806,758
                                                 -------------    --------------
      End of period ..........................   $   6,587,179    $  13,344,417
                                                 =============    ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
      Cash paid during the period for:
         Income taxes,net ....................   $  24,996,892    $  10,136,294
      Noncash investing activities:
         Book value of revenue equipment traded  $  16,295,082    $   1,686,114

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

Note 2.  Reclassifications

     Certain reclassifications have been made in the financial statements to conform to the current year's presentation.

Note 3.  Segment Information

     The Company has nine operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to-medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4.  Investments

     Investments primarily include municipal bonds with interest reset provisions and short-term municipal bonds. The cost approximates the fair value due to the nature of the investments. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Note 5. Cash and Cash Equivalents

     The Company previously reported municipal bonds with a reset provision of three months or less as cash equivalents. The Company is now classifying all municipal bonds based upon their original maturity date without respect to any reset provisions. Reclassifications have been completed on all prior periods reported herein to be consistent with this change.

Note 6.  Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company has commitments at September 30, 2004 to acquire revenue equipment for approximately $13.2 million in 2004, $45.0 million in 2005, and $45.4 million in 2006. These commitments are expected to be financed from existing cash and investment balances and cash flows from operations.

Note 7.  Property, Equipment, and Depreciation

     The Company's tractor fleet has historically been depreciated by the 125% declining balance method applied to cost, net of salvage value. Tractors purchased beginning in June, 2004 are being depreciated by the 125% declining balance method applied to the book value of the asset at the beginning of each period. The salvage value is no longer being deducted from the book value each period when computing the depreciation base used to calculate the declining balance depreciation and resulted in additional depreciation of $455,625 in the third quarter of 2004, while for the nine months ended September 30, 2004, depreciation has increased by $515,625.

     Effective April 1, 2003 the Company reduced the salvage value on its trailer fleet from $6,000 to $4,000 per trailer. This change in accounting estimate increased depreciation expense during the nine months ended September 30, 2003 by approximately $1.1 million. Total depreciation expense for 2003 was increased by approximately $1.7 million due to the reduction in salvage value.

Note 8.  Stock Split

     On July 21, 2004, the Board of Directors approved a three-for-two stock split, affected in the form of a fifty percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. This stock split increased the number of outstanding shares to 75.0 million from
50.0 million. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock split for all periods presented.

Note 9. Stock Based Compensation

     At September 30, 2004 the Company has a restricted stock award plan. The plan shares are being amortized over a five year period as compensation expense. Amortized compensation expense of $285,320 and $299,339 for the nine months ended September 30 2004 and 2003, respectively, is recorded in salaries, wages, and benefits on the statement of operations. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 75.0 million outstanding shares.

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

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During the first nine months of 2004, freight revenue before fuel surcharge increased 10.0% to $319.4 million from $290.3 million in the first nine months of 2003.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 19 months and trailer age of 31 months. During April of 2004, the Company entered into an agreement to replace its entire tractor fleet by December 2006. The Company started taking delivery of the new tractors during June 2004. The Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by operations.

     The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These revised regulations have had minimal effect on our operations to date primarily due to proper planning and customer cooperation. Fleet utilization is up slightly over the prior year. On July 16, 2004, the U.
S. Court of Appeals for the District of Columbia issued a decision vacating the new hours-of-service regulations because of concerns for driver health and safety. On September 30, 2004 the extension of the Federal highway bill signed into law by the President extended the current hours of service rules for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. The Federal Motor Carrier Safety Administration (FMCSA) will continue to enforce the new hours-of-service regulations during this period. The course of action by the FMCSA is unknown at this time.

     In addition to the revised hours-of-service regulations, the trucking industry is experiencing a shortage of qualified drivers. In order to attract and retain experienced drivers, the Company increased pay for all drivers $0.03 per mile during the first quarter of 2004. Effective October 2, 2004, the company began paying all drivers an additional $0.07 per mile for miles driven in the upper Northeastern United States. Management believes that the Company continues to offer one of the highest pay packages in the industry. This pay package along with increased recruiting efforts should allow the Company to attract additional qualified drivers; however, a long term shortage of drivers could hinder growth.

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
                                               Three Months        Nine Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                              2004      2003      2004     2003
                                             ------    ------    ------   ------
Operating revenue                            100.0%    100.0%    100.0%   100.0%
                                             ------    ------    ------   ------
Operating expenses:
   Salaries, wages, and benefits              34.3%     33.5%     35.3%    33.9%
   Rent and purchased transportation           7.3      11.6       8.5     13.0
   Operations and maintenance                 21.6      18.3      20.4     18.7
   Taxes and licenses                          1.8       2.2       2.0      2.1
   Insurance and claims                        2.2       3.2       3.1      3.3
   Communications and utilities                0.8       0.9       0.8      0.9
   Depreciation                                6.7       6.8       6.3      6.4
   Other operating expenses                    3.4       2.9       3.2      3.0
   (Gain) loss on disposal of fixed
     assets                                     -         -         -        -
                                             ------    ------    ------   ------
      Total operating expenses                78.1%     79.4%     79.6%    81.3%
                                             ------    ------    ------   ------
           Operating income                   21.9%     20.6%     20.4%    18.7%
Interest income                                0.7       0.4       0.6      0.4
                                             ------    ------    ------   ------
   Income before income taxes                 22.6%     21.0%     21.0%    19.1%
Federal and state income taxes                 8.0       7.1       7.4      6.5
                                             ------    ------    ------   ------
   Net income                                 14.6%     13.9%     13.6%    12.6%
                                             ======    ======    ======   ======


     The following is a discussion of the results of operations of the three and nine month periods ended September 30, 2004 compared with the same periods in 2003, and the changes in financial condition through the third quarter of 2004.



Three Months Ended September 30, 2004 and 2003

     Operating revenue increased $12.8 million (12.3%), to $117.3 million in the third quarter of 2004 from $104.5 million in the third quarter of 2003. The increase in revenue resulted from additional business from existing customers, growth of our customer base, rate increases, effective management of traffic lanes, and accessorial charges for fuel surcharge and equipment detention. Fuel surcharge revenue increased $3.9 million to $7.4 million in the third quarter of 2004 from $3.5 million in the third quarter of 2003.

     Salaries, wages, and benefits increased $5.4 million (15.3%), to $40.3 million in the third quarter of 2004 from $34.9 million in the third quarter of 2003. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the third quarter of 2004, employee drivers accounted for 89% and independent contractors 11% of the total fleet miles, compared with 83% and 17%, respectively, in the third quarter of 2003. The Company also increased pay for all drivers $0.03 per mile during the first quarter of 2004. During the third quarter of 2004, the Company experienced an increase in workers' compensation expense due to an increase in the frequency and severity of claims.

     Rent and purchased transportation decreased $3.5 million (29.0%), to $8.6 million in the third quarter of 2004 from $12.1 million in the third quarter of

2003.  This  reflects  the  Company's   decreased   reliance  upon   independent
contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program.

     Operations and maintenance increased $6.2 million (32.5%) to $25.3 million in the third quarter of 2004 from $19.1 million in the third quarter of 2003. The increase in operations and maintenance is attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the third quarter of 2004. Fuel expense increased $6.5 million (42.9%) in the third quarter of 2004 as compared to the same period in 2003.

     Insurance and claims decreased $0.8 million (24.3%), to $2.6 million in the third quarter of 2004 from $3.4 million in the third quarter of 2003. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The company experienced an improvement in frequency and severity of claims during the quarter.

     Depreciation increased $0.7 million (9.9%) to $7.8 million during the third quarter of 2004 from $7.1 million in the third quarter of 2003. Depreciation expense increased for the quarter due to the addition of new revenue equipment to the fleet and the change in depreciation methodology as discussed in Note 7 of these financial statements.

     Other operating expenses increased $0.9 million (30.5%) to $4.0 million during the third quarter of 2004 from $3.1 million during the third quarter of 2003. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. For the period, freight handling increased by $0.4 million over the compared 2003 period.

     The Company's effective tax rate was 35.5% and 34.0% for the third quarter of 2004 and 2003, respectively. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. The Company has experienced a slight increase in the overall state tax rates.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 78.1% during the third quarter of 2004 compared with 79.4% during the third quarter of 2003. Net income increased $2.6 million (17.8%), to $17.1 million during the third quarter of 2004 from $14.5 million during the third quarter of 2003.

Nine Months Ended September 30, 2004 and 2003

     Operating revenue increased $35.5 million (11.8%), to $337.6 million in the nine months ended September 30, 2004 from $302.1 million in the 2003 period. The increase in revenue resulted from additional business from existing customers, growth of our customer base, rate increases, effective management of traffic lanes, and accessorial charges for fuel surcharge and equipment detention. Fuel surcharge revenue increased $6.5 million to $18.3 million for the nine months ended September 30, 2004 from $11.8 million in the compared 2003 period.

     Salaries, wages, and benefits increased $16.7 million (16.3%), to $119.2 million in the nine months ended September 30, 2004 from $102.5 million in the 2003 period. These increases were a result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the first nine months of 2004, employee drivers accounted for 87% and independent contractors 13% of the total fleet miles, compared with 81% and 19%, respectively, in the compared 2003 period. The Company also increased pay for all drivers $0.03 per mile during the first quarter of 2004. In addition, the Company incurred increased workers' compensation costs during the nine month period of 2004 due to an increase in the frequency and severity of workers' compensation claims during the 2004 period.

     Rent and purchased transportation decreased $10.6 million (27.0%), to $28.6 million in the first nine months of 2004 from $39.2 million in the 2003 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program.

     Operations and maintenance increased $12.4 million (21.9%) to $69.0 million in the nine months ended September 30, 2004 from $56.6 million in the 2003 period. The increase in operations and maintenance is attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the first nine months of 2004. Fuel costs increased by $12.6 million (27.1%) in the nine months ended September 30, 2004 as compared to the 2003 period.

     Insurance and claims increased $0.5 million (5.4%), to $10.5 million in the first nine months of 2004 from $10.0 million in the compared 2003 period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $1.8 million (9.2%) to $21.2 million during the first nine months of 2004 from $19.4 million in the compared 2003 period. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense by approximately $1.1 million on a comparative basis. The change in depreciation methodology as discussed in Note 7 of these financial statements resulted additional depreciation expense for the 2004 period.

     Other operating expenses increased $1.7 million (19.0%) to $10.9 million during the first nine months 2004 from $9.2 million during the compared 2003 period. Other operating expenses consist primarily of freight handling, highway tolls, drivers recruiting expenses, and administrative costs. Freight handling expenses increased $1.0 million while advertising and toll expenses increased by a combined $0.5 million over the compared 2003 period.

     The Company's effective tax rate was 35.3% and 34.0% for the nine months ended September 30, 2004 and 2003, respectively. Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. The Company has experienced a slight increase in the overall state tax rates.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 79.6% during the first nine months of 2004 compared with 81.3% during the first nine months of 2003. Net income increased $7.7 million (20.2%), to $45.9 million during the first nine months of 2004 from $38.2 million during the compared 2003 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2004, was net cash provided by operating activities of $72.9 million compared to $73.8 million in the corresponding 2003 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $32.9 million for the first nine months of 2004 compared to $40.7 million for the same period in 2003. Capital expenditures for the third quarter of 2004 of $17.8 million were primarily related to the current replacement of the Company's tractor fleet scheduled to be completed in 2006.

     Net cash paid for income taxes increased to $25.0 million during the nine months ended September 30, 2004 from $10.1 million in the 2003 nine month period. The increase was primarily related to an increase in Federal estimated tax payments due to a decline in federal bonus depreciation during this year's estimate computation period.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the quarter with $239.5 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.


Factors That May Affect Future Results

     The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. In addition to the economic factor, regulatory and other governmental factors such as the hours-of-service regulation Significant increases or rapid fluctuations in fuel prices, interest rates or insurance and claims costs, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company's profitability.

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

     Effective October 1, 2002, EPA emissions control regulations require that newly manufactured diesel engines must satisfy considerably more restrictive emissions standards. Additional changes to engine design requirements will take effect in 2007. The costs of compliance with the EPA engine design requirements have significantly increased new equipment prices and further increases may result in connection with the implementation of the 2007 standards. In addition, the EPA compliant engines are less fuel efficient. To the extent we are unable to offset increased expenses associated with the EPA mandate with rate increases or cost savings, our results of operations could be adversely affected.

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

     In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel prices have fluctuated widely during recent years and are currently at record high levels. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and fuel taxes to customers in the form of surcharges and higher rates, short-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges. The Company currently does not have any long-term fuel purchase contracts and we have not entered into any other hedging arrangements that protect us against fuel price increases. The Company has not experienced difficulties in maintaining necessary fuel supplies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2004 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of September 30, 2004 and therefore, has no market risk related to debt.

     As of September 30, 2004, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

     (b)  Reports on Form 8-K

          1. Report on Form 8-K, dated July 22, 2004, announcing the Company's financial results for the quarter ended June 30, 2004.
          2. Report on Form 8-K, dated July 27, 2004, announcing the a three-for-two stock split in the form of a 50% stock dividend to e paid on August 20, 2004 to stockholder's of record as of August 9, 2004.
          3. Report on Form 8-K, dated September 9, 2004, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.

Date: November 5, 2004                     BY: /s/ John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and financial
                                            officer)

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  November 5, 2004                             BY: /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    Chairman, President and
                                                    Chief Executive Officer

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  November 5, 2004                      BY: /s/ John P. Cosaert
                                             John P. Cosaert
                                             Executive Vice President-Finance
                                             Chief Financial Officer and
                                             Treasurer
                                             (principal accounting and financial
                                               officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   November 5, 2004                         By: /s/ Russell A. Gerdin
                                                  Russell A. Gerdin
                                                  Chairman, President and
                                                  Chief Executive Officer



     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: November 5, 2004                           By:/s/ John P. Cosaert
                                                  John P. Cosaert
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                 END OF REPORT