Form 10-K
period 2004-12-31
HEARTLAND EXPRESS INC
filed 2005-03-01
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_____________________ To___________________.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant was approximately $828,829,000 based on the average closing bid and asked price of common stock on June 30, 2004, which is the last business day of the registrant's most recently completed second fiscal quarter. In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

The number of shares outstanding of the Registrant's common stock as February 28, 2005 was 75,000,000.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held on May 12, 2005 are incorporated in Part III of this report.

                                TABLE OF CONTENTS



                                                                      Page
                              Part I
Item 1.     Business                                                    1

Item 2.     Properties                                                  4

Item 3.     Legal Proceedings                                           5

Item 4.     Submission of Matters to a Vote of Security Holders         5

                              Part II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                         5

Item 6.     Selected Financial Data                                     6

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7

Item 7A.    Quantitative and Qualitative Disclosures
            about Market Risk                                          13

Item 8.     Financial Statements and Supplementary Data                13

Item 9.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                     27

Item 9A.    Controls and Procedures                                    27

Item 9B.    Other Information                                          28

                             Part III

Item 10.    Directors and Executive Officers of the Registrant         28

Item 11.    Executive Compensation                                     28

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                 28

Item 13.    Certain Relationships and Related Transactions             28

Item 14.    Principal Accounting Fees and Services                     28

                             Part IV

Item 15.    Exhibits, Financial Statement Schedules                    29

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the eighteen years from 1986 to 2004, Heartland has grown to $457.1 million in revenue from $21.6 million and net income has increased to $62.4 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions.

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

     The Company's operations department is responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and United States Department of Transportation (DOT) compliance, customer needs and service requirements, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

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

     Serving the short-to-medium haul market (525-mile average length of haul in
2004) permits the Company to use primarily single, rather than team drivers and dispatch most trailers directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

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

     The Company's 25, 10, and 5 largest customers accounted for 59.3%, 44.1%, and 32.9% of revenue, respectively, in 2004. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 13.7% of revenue in 2004. No other customer accounted for as much as ten percent of revenue.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs, and retail goods) causes it to be distributed with relative uniformity throughout the year. However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries served. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs and higher fuel consumption in colder weather.

Drivers, Independent Contractors, and Other Personnel

     Heartland's workforce is an essential ingredient in achieving its business objectives. As of December 31, 2004, Heartland employed 2,850 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. Management believes that a combined fleet compliments the Company's recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

     Management's strategy for both employee and independent contractor drivers is to (1) hire the best; (2) promote retention through financial incentives, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes. All drivers are compensated for empty miles as well as loaded miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. Company-owned and owner-operator tractors are equipped with satellite communications systems manufactured by Qualcomm. The satellite technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. Tractors purchased prior to 2004 are manufactured by Freightliner LLC, a Daimler Chrysler Company. In June, 2004 the Company began the replacement of their entire tractor fleet with trucks manufactured by Navistar International Corporation. Most of the Company's trailers are manufactured by Wabash National Corporation. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are inspected by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are periodically inspected to monitor continued compliance.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). The new engines have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. All 2004 and future tractor purchases by the Company will include engines that conform to the new standards. As a result of these purchases, the operating costs associated with tractors are expected to increase.

Fuel

     The Company purchases fuel through a network of approximately 46 fuel stops throughout the United States at which the Company has negotiated price discounts. Bulk fuel sites are maintained at all ten of the Company's terminal locations in order to take advantage of volume pricing. Both aboveground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

     Increases in fuel prices can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable.

Competition

     The truckload industry is highly competitive and includes thousands of carriers, none of which dominates the market. The Company competes primarily with other truckload carriers, and to a lesser extent with railroads, intermodal service, less-than-truckload carriers, and private fleets operated by existing and potential customers. Although intermodal and rail service has improved in recent years, such service has not been a major factor in the Company's short-to-medium haul traffic lanes (525-mile average length of haul).
Historically, competition has created downward pressure on the truckload industry's pricing structure. Management believes that competition for the freight targeted by the Company is based primarily upon service and efficiency and to a lesser degree upon freight rates.

Regulation

     The Company is a common and contract motor carrier regulated by the DOT. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

     The DOT adopted revised hours-of-service regulations on April 28, 2003. Compliance with the newly mandated regulations took effect on January 4, 2004. As the Company has made concerted efforts to work with shippers and drivers to minimize the impact of the revised hours-of-service regulations, they have had minimal effect on our operations due to proper planning and customer cooperation. On July 16, 2004, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the new hours-of-service regulations because of concerns for driver health and safety. On September 30, 2004 the extension of the Federal highway bill signed into law by the President extended the current hours of service rules for one year or whenever the Federal Motor Carrier Safety Administration (FMCSA) develops a new set of regulations, whichever comes first. The FMCSA will continue to enforce the new hours-of-service regulations during this period. The course of action by the FMCSA is unknown at this time.

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

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Chester, Virginia; and Carlisle, Pennsylvania. A company-owned facility in Dubois, Pennsylvania is being leased to an unrelated third party. A company-owned facility in Columbus, Ohio is available for rent.

ITEM 3. LEGAL PROCEEDINGS

     Additionally, the Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury, property damage, and workers' compensation incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth for the calendar period indicated the range of high and low price quotations for the Company's common stock as reported by NASDAQ and the Company's dividends declared per common share from January 1, 2003 to December 31, 2004. The prices and dividends declared have been restated to reflect a three-for-two stock split on August 20, 2004.

                                                              Dividends Declared
      Period                   High              Low           Per Common Share
 Calendar Year 2004
    1st Quarter              $ 16.76           $ 14.08              $.013
    2nd Quarter                18.33             14.79               .013
    3rd Quarter                18.88             16.87               .020
    4th Quarter                23.21             17.81               .020

 Calendar Year 2003
    1st Quarter              $ 15.43           $ 11.36              $   -
    2nd Quarter                16.28             12.65                  -
    3rd Quarter                17.95             14.83               .013
    4th Quarter                17.73             15.55               .013


     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of January 25, 2005 the Company had 242 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     During the third quarter of 2003 the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past six quarters, the last two quarters in 2003 and the four for 2004. The Company does not currently intend to discontinue the quarterly cash dividend program. However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

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

Stock Based Compensation

     At December 31, 2004 the Company has a restricted stock award plan. The plan shares are being amortized over a five year period as compensation expense. Amortized compensation expense of $380,427 and $364,851 for the twelve months ended December 31, 2004 and 2003, respectively, is recorded in salaries, wages, and benefits on the statement of operations. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 75.0 million outstanding shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and notes under Item 8 of this Form 10-K.

                                                     Year Ended December 31,
                                              (in thousands, except per share data)
                                         2004       2003      2002        2001      2000
                                      ---------  ---------  ---------  ---------  ---------
Income Statement Data:
Operating revenue                     $ 457,086  $ 405,116  $ 340,745  $ 294,617  $ 274,827
                                      ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Salaries, wages, and benefits         157,505    141,293    109,960     87,643     73,847
  Rent and purchased transportation      36,757     49,988     64,159     65,912     75,191
  Operations and maintenance             96,202     75,516     56,335     47,903     42,651
  Taxes and licenses                      8,996      8,403      7,144      6,189      5,952
  Insurance and claims                   16,545      2,187      9,193      7,619      6,706
  Communications and utilities            3,669      3,605      2,957      2,903      2,952
  Depreciation                           29,628     26,534     20,379     17,001     16,285
  Other operating expenses               14,401     12,539      8,843      6,814      6,505
  (Gain) loss on disposal of
  fixed assets                             (175)       (46)      (274)        14     (1,512)
                                      ---------  ---------  ---------  ---------  ---------
                                        363,528    320,019    278,696    241,998    228,577
                                      ---------  ---------  ---------  ---------  ---------
      Operating income                   93,558     85,097     62,049     52,619     46,250
Interest income                           3,071      2,046      2,811      4,435      5,726
                                      ---------  ---------  ---------  ---------  ---------
Income before income taxes               96,629     87,143     64,860     57,054     51,976
Income taxes                             34,183     29,922     22,053     19,398     17,672
                                      ---------  ---------  ---------  ---------  ---------
Net income                            $  62,446  $  57,221  $  42,807  $  37,656  $  34,304
                                      =========  =========  =========  =========  =========
Basic weighted average shares
outstanding (1)                          75,000     75,000     75,000     75,000     75,512
                                      =========  =========  =========  =========  =========
Basic earnings per share (1)          $     .83  $     .76  $    0.57  $    0.50  $    0.45
                                      =========  =========  =========  =========  =========

Balance sheet data:
Net working capital                   $ 242,472  $ 186,648  $ 146,297  $ 147,904  $ 118,506
Total assets                            517,012    448,407    373,108    314,238    268,055
Stockholders' equity                    389,343    331,516    275,930    232,789    195,134

(1) All periods have been adjusted to reflect the three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During 2004, freight revenue, excluding fuel surcharge, increased 9.9% to $428.6 million from $389.8 million in 2003.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are reliable equipment and equipment availability. During 2004 the Company purchased $58.8 million in revenue equipment. These purchases were financed through cash generated by operating activities, and the Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by future operations.

     The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These revised regulations have had minimal effect on our operations to date primarily due to proper planning and customer cooperation. On July 16, 2004, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the new hours-of-service regulations because of concerns for driver health and safety. On September 30, 2004 the extension of the Federal highway bill signed by the President extended the current hours of service rules for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. The FMCSA will continue to enforce hours-of-service regulations during this period. The course of action by the FMCSA is unknown at this time.

     In addition to the revised hours-of-service regulations, the trucking industry is experiencing a shortage of qualified drivers. In order to attract and retain experienced drivers, the Company increased pay for all drivers by $0.03 per mile during the first quarter of 2004. Effective October 2, 2004, the Company began paying all drivers an additional $0.07 per mile for miles driven in the upper Northeastern United States. Effective the first quarter of 2005, the Company will increase driver pay an additional $0.03 per mile. The 2004 and the first quarter 2005 driver pay increases will increase driver pay approximately 15% over the 2003 period. Management believes that the Company continues to offer one of the highest pay packages in the industry. This pay package along with increased recruiting efforts should allow the Company to attract qualified drivers; however, a long term shortage of drivers could hinder growth.

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

     The Company's management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified certain accounting policies, described below, that are the most important to the portrayal of the Company's current financial condition and results of operations. The Company's significant accounting policies are disclosed in Item 8. Note 1, "Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

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

Results of Operations

     The following table sets forth the percentage relationship of income and expense items to operating revenue for the years indicated.

                                             Year Ended December 31,
                                     ----------------------------------------
                                           2004        2003        2002
                                         -------     -------     -------
Operating revenue                         100.0%      100.0%      100.0%
                                         -------     -------     -------
Operating expenses:
   Salaries, wages, and benefits           34.4%       34.9%       32.3%
   Rent and purchased transportation        8.0        12.4        18.8
   Operations and maintenance              21.0        18.6        16.5
   Taxes and licenses                       2.0         2.1         2.1
   Insurance and claims                     3.6         0.5         2.7
   Communications and utilities             0.8         0.9         0.9
   Depreciation                             6.5         6.5         6.0
   Other operating expenses                 3.2         3.1         2.6
  (Gain) on disposal of fixed assets       (0.0)       (0.0)       (0.1)
                                         -------     -------     -------
   Total operating expenses                79.5%       79.0%       81.8%
                                         -------     -------     -------
        Operating income                   20.5%       21.0%       18.2%
Interest income                             0.7         0.5          0.8
                                         -------     -------     -------
   Income before income taxes              21.2%       21.5%       19.0%
Federal and state income taxes              7.5         7.4          6.4
                                         -------     -------     -------
    Net income                             13.7%       14.1%       12.6%
                                         =======     =======     =======



Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

     Operating revenue increased $52.0 million (12.8%), to $457.1 million in 2004 from $405.1 million in 2003, as a result of the Company's expansion of its fleet and customer base as well as improved freight rates and fleet utilization. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $13.2 million to $28.5 million from $15.3 million reported in 2003.

     Salaries, wages, and benefits increased $16.2 million (11.5%), to $157.5 million in 2004 from $141.3 million in 2003. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. The pay increase was consistent with the Company strategy to "promote retention of quality drivers" as well as incent drivers to accept loads into the Northeast corridor of the United States. During 2004, employee drivers accounted for 88% and independent contractors 12% of the total fleet miles, compared with 82% and 18%, respectively, in 2003. Workers' compensation expense decreased $0.9 million (10.9%) to $7.6 million in 2004 from $8.6 million in 2003. The 2003 period was increased by a $2.9 million adjustment as a result of an actuarial review of claims. Excluding the 2003 increase to claims reserves related to the actuarial review, workers' compensation expense increased 35.2% during the year due to an increase in the frequency and severity of claims.

     Rent and purchased transportation decreased $13.2 million (26.5%), to $36.8 million in 2004 from $50.0 million in 2003. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge.

     Operations and maintenance increased $20.7 million (27.4%) to $96.2 million in 2004 from $75.5 million in 2003. The increase, primarily related to fuel expense, is attributable to increased reliance on the Company owned fleet and record high fuel prices. Fuel prices during 2004 were higher compared to 2003. While the fuel surcharge has mitigated some of the increase in fuel costs, fuel pricing remains the largest cost, outside of wages and benefits. Average fuel cost per Company owned tractor mile increased 21.7% during 2004 compared to 2003.

     Insurance and claims increased $14.4 million (656.3%), to $16.5 million in 2004 from $2.2 million in 2003. As a result of an actuarial review, management decreased the amount accrued for accident liability claims by $11.2 million during the fourth quarter of 2003. Excluding the 2003 decrease to claims reserves related to the actuarial review, insurance and claims expense increased 23.8% during the year due to increased frequency and severity of claims incurred. Insurance and claims expense will vary from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The Company is responsible for the first $1.0 million on each accident claim and also for up to $2.0 million in the aggregate for all accident claims above $1.0 million and below $2.0 million for the policy year ended March 31, 2005.

     Depreciation increased $3.1 million (11.7%), to $29.6 million in 2004 from $26.5 million in 2003. The increase is due to an increase in the number of Company-owned tractors, the replacement of older tractor units with new tractor units, the growth of the trailer fleet, a change in salvage value assigned to trailers, and a change to tractor depreciation methodology. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense approximately $0.6 million during 2004. Effective June 1, 2004, the Company began depreciating new tractors by applying the 125% declining balance to the book cost of the tractor. Previously, the 125% declining balance method was applied to book cost, net of salvage. This change in method increased depreciation by approximately $1.2 million during the year ended December 31, 2004.

     Other operating expenses increased $1.9 million (14.9%), to $14.4 million in 2004 from $12.5 million in 2003. Other operating expenses consist of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs. During 2004, advertising expense relating to driver recruiting increased $0.3 million compared to 2003 while freight handling and highway tolls increased $1.4 million and $0.2 million respectively.

     The Company's effective tax rate was 35.4% and 34.3% in 2004 and 2003, respectively. Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. The Company has experienced a slight increase in the overall state tax rates.

     Adjustments in the fourth quarter of 2003 to self-insurance reserves for workers' compensation and accident liability resulted in an increase in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.07, respectively, for the year ended December 31, 2003. The Company's net income for 2004 increased 20.4% excluding the 2003 adjustment related to the actuarial reviews.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

     Operating revenue increased $64.4 million (18.9%), to $405.1 million in 2003 from $340.7 million in 2002, as a result of the Company's expansion of the customer base as well as increased volume from existing customers. The June 2002 acquisition of the trucking assets of Great Coastal Express, Inc. contributed approximately $13.2 million to the increase in revenue for 2003. Operating revenue for both periods was also positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $9.4 million to $15.3 million from $5.9 million reported in 2002.

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

     Operations and maintenance increased $19.2 million (34.0%), to $75.5 million in 2003 from $56.3 million in 2002. The increase, primarily related to fuel expense, is attributable to increased reliance on the Company owned fleet. Average fuel costs per Company owned tractor mile increased 13.7% during 2003 compared to 2002.

     Insurance and claims decreased $7.0 million (76.2%), to $2.2 million in 2003 from $9.2 million in 2002. Insurance and claims expense will vary from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The Company increased its accident liability self-insurance retention level to $1.0 million from $0.5 million for claims incurred after April 1, 2003. In addition, the Company is now responsible for up to $2.0 million in aggregate for claims above $1.0 million and below $2.0 million for the policy year ended March 31, 2004. Due to the increased exposure, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for accident liability claims. As a result of the actuarial studies management decreased the amount accrued for accident liability claims by $11.2 million during the fourth quarter of 2003.

     Depreciation increased $6.1 million (30.2%), to $26.5 million in 2003 from $20.4 million in 2002. The increase is due to an increase in the number of Company-owned tractors, the growth of the trailer fleet and a change in salvage value on Company owned trailers during 2003. Effective April 1, 2003, the Company decreased the salvage value on trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense approximately $1.7 million during 2003.

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

     Adjustments in the fourth quarter of 2003 to self-insurance reserves for workers' compensation and accident liability resulted in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.07, respectively. Net income for 2003 increased 21.1% excluding the adjustments related to the actuarial reviews.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2004, was net cash provided by operating activities of $103.5 million compared to $97.1 million in the corresponding 2003 period.

     Capital expenditures for property and equipment, net of trade-ins, totaled $43.9 million for the year during 2004 compared to $47.1 million during 2003. Capital expenditures for revenue equipment, net of trades, are expected to be approximately $45.8 million in 2005.

     The Company paid cash dividends of $4.5 million in 2004 compared to $1.0 million in 2003. The Company began paying cash dividends in the third quarter of 2003.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long-term which are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the year with $258.3 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.


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

     Fuel prices have remained high throughout most of 2002, 2003, and 2004, thus increasing our cost of operations. In addition to the increased fuel costs, the reduced fuel efficiency of the new engines will put additional pressure on profitability due to increased fuel consumption. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Contractual Obligations and Commercial Commitments

     The following sets forth our contractual obligations and commercial commitments at December 31, 2004. As of December 31, 2004 the Company has no debt outstanding.

                                            Commitments Expiration by
                                                     Period
                                  ----------------------------------------------
                                      Total      Less than 1 year    1 - 3 years

Purchase Obligations (1)          $ 92,675,000     $ 45,796,000     $ 46,879,000
Operating Lease Obligations (2)   $    124,844     $    124,844     $          -
Standby letters of credit (3)     $  4,560,000     $  4,560,000     $          -
                                  ----------------------------------------------
Total                             $ 97,359,844     $ 50,480,844     $ 46,879,000
                                  ==============================================


(1) The purchase obligations reflect the total purchase price, net of trade-in values, for tractors scheduled for delivery through December 2006. These purchases are expected to be financed by existing cash and investment balances, and with cash flows from operations.

(2) The operating lease obligation is for the Company's corporate offices and expires May 31, 2005. The lease contains a five-year renewal option.

(3) The standby letters of credit are primarily required for self-insurance purposes and there are no balances outstanding on the letters of credit.

The Company has no contractual obligations extending beyond December 31, 2006.

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

     The Company generates a significant amount of its revenues from a few major customers. For the year ended December 31, 2004, the Company's top 25 customers accounted for 59% of its revenue. A reduction or a termination of business with a major customer could have a material adverse effect on financial results.

     The availability and cost of petroleum are affected by worldwide political, economic, and market factors that are beyond our control. Shortages of fuel and the resulting increase in the price of diesel can have an adverse impact on operations and profitability. The Company's operating results are negatively impacted to the extent that high fuel costs cannot be recovered through customer fuel surcharge agreements.

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

     The Company's operation is highly dependent on the hiring and retention of experienced drivers with safe driving records. There has been a shortage of qualified drivers and independent contractors over the past several years. The availability of independent contractors has declined due to high fuel prices and the decreased availability of tractor financing. The Company expects that the hiring of qualified drivers will remain competitive. A shortage of qualified drivers and independent contractors for an extended period of time could effect the growth and operating results of the Company. The Company increased driver compensation the first quarter of 2004 and is implementing a comparable increase in the first quarter of 2005. In the fourth quarter of 2004 the Company increased driver pay for miles driven in the upper Northeastern United States. Increases in driver compensation could adversely affect our earnings if not offset by corresponding increases in freight rates.

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury, property damage, and workers' compensation incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Claims in excess of these retentions are covered by premium-based policies to levels that management considers adequate. In recent years the cost of insurance in the industry has increased dramatically due to increased claims and economic conditions.

The Company's current insurance policies expire in 2005. Increases in premiums and self-retention levels could impact the results of operations.

New Accounting Pronouncements

     See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements and the respective expected dates of adoption and effects on results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2004 have an original maturity or interest reset date of six months or less. Due to the short term nature of the investments the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of December 31, 2004 and therefore, has no market risk related to debt.

     As  of  December  31,  2004,  the  Company  has  no  derivative   financial
instruments to reduce its exposure to diesel fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Heartland Express, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Heartland Express, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 9, 2005, expressed an unqualified opinion on those consolidated financial statements.


Des Moines, Iowa
February 9, 2005

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and
Stockholders of Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the Company) as of
December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement
Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows of each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.





                                    KPMG LLP

Des Moines, Iowa
February 9, 2005

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                        ASSETS                         2004             2003
CURRENT ASSETS
   Cash and cash equivalents .................   $   1,610,543    $  38,618,430
   Investments ...............................     256,727,782      163,812,725
   Trade receivables, net of allowance
    for doubtful accounts of  $775,000 and
    $675,000, respectively ...................      37,102,813       36,836,728
   Prepaid tires and tubes ...................       2,692,090        2,529,580
   Deferred income taxes .....................      24,964,000       21,308,000
   Other current assets ......................         158,267          673,101
                                                 -------------    -------------
      Total current assets ...................     323,255,495      263,778,564
                                                 -------------    -------------
PROPERTY AND EQUIPMENT
   Land and land improvements ................       9,543,953        6,912,819
   Buildings .................................      17,494,255       19,777,586
   Furniture and fixtures ....................       1,210,424        1,210,424
   Shop and service equipment ................       2,557,654        2,043,356
   Revenue equipment .........................     222,842,499      202,706,807
                                                 -------------    -------------
                                                   253,648,785      232,650,992
   Less accumulated depreciation .............      68,973,751       56,951,186
                                                 -------------    -------------
   Property and equipment, net ...............     184,675,034      175,699,806
                                                 -------------    -------------
GOODWILL .....................................       4,814,597        4,814,597
OTHER ASSETS .................................       4,266,725        4,113,589
                                                 -------------    -------------
                                                 $ 517,011,851    $ 448,406,556
                                                 =============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ..   $   9,722,099    $  15,684,826
   Compensation and benefits .................      11,151,523       10,704,329
   Income taxes payable ......................       7,918,914        7,720,875
   Insurance accruals ........................      45,995,442       37,125,109
   Other accruals ............................       5,995,943        5,895,502
                                                 -------------    -------------
     Total current liabilities ...............      80,783,921       77,130,641
                                                 -------------    -------------
DEFERRED INCOME TAXES ........................      46,885,000       39,760,000
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value  $.01;
     authorized 5,000,000 shares;
     none issued .............................            --               --
   Common stock, par value $.01; authorized
     395,000,000 shares; issued and
     outstanding: 75,000,000 in 2004 and
     50,000,000 in 2003 ......................         750,000          500,000
     Additional paid-in capital ..............       8,510,305        8,510,305
     Retained earnings .......................     380,906,884      323,710,296
                                                 -------------    -------------
                                                   390,167,189      332,720,601
     Less unearned compensation ..............        (824,259)      (1,204,686)
                                                 -------------    -------------
                                                   389,342,930      331,515,915
                                                 -------------    -------------
                                                 $ 517,011,851    $ 448,406,556
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                            -----------------------------------------------
                                                 2004             2003             2002
                                            -------------    -------------    -------------
Operating revenue .......................   $ 457,086,311    $ 405,116,097    $ 340,745,026
                                            -------------    -------------    -------------

Operating expenses:
   Salaries, wages, and benefits ........     157,505,082      141,292,791      109,959,772
   Rent and purchased transportation ....      36,757,494       49,988,074       64,159,365
   Operations and maintenance ...........      96,202,224       75,516,232       56,334,769
   Taxes and licenses ...................       8,996,380        8,402,986        7,144,078
   Insurance and claims .................      16,544,050        2,187,537        9,192,632
   Communications and utilities .........       3,668,494        3,604,661        2,956,810
   Depreciation .........................      29,628,157       26,533,937       20,378,720
   Other operating expenses .............      14,401,075       12,538,652        8,843,137
   Gain on disposal of fixed assets .....        (174,831)         (45,782)        (273,549)
                                            -------------    -------------    -------------
                                              363,528,125      320,019,088      278,695,734
                                            -------------    -------------    -------------

   Operating income .....................      93,558,186       85,097,009       62,049,292
Interest income .........................       3,070,956        2,045,793        2,811,181
                                            -------------    -------------    -------------
   Income before income taxes ...........      96,629,142       87,142,802       64,860,473
Income taxes ............................      34,182,554       29,921,477       22,052,559
                                            -------------    -------------    -------------

   Net income ...........................   $  62,446,588    $  57,221,325    $  42,807,914
                                            =============    =============    =============

Basic earnings per share ................   $        0.83    $        0.76    $        0.57
                                            =============    =============    =============


Basic weighted average shares outstanding      75,000,000       75,000,000       75,000,000
                                            =============    =============    =============

Dividends declared per share ............   $       0.067    $       0.027    $        --
                                            =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Capital       Additional                           Unearned
                                                 Stock,         Paid-In          Retained          Compen-
                                                 Common         Capital          Earnings           sation           Total
                                              -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2001 ................   $     500,000    $   6,608,170    $ 225,681,057    $        --      $ 232,789,227
Net income ................................            --               --         42,807,914             --         42,807,914
Transfer pursuant to stock awards (Note 6)             --          1,995,592             --         (1,995,592)            --
Amortization of unearned compensation .....            --               --               --            332,598          332,598
                                              -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002 ................         500,000        8,603,762      268,488,971       (1,662,994)     275,929,739
Net income ................................            --               --         57,221,325             --         57,221,325
Dividends on common stock, $0.027 per share            --               --         (2,000,000)            --         (2,000,000)
Forfeiture of stock awards (Note 6) .......            --            (93,457)            --             93,457             --
Amortization of unearned compensation .....            --               --               --            364,851          364,851
                                              -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2003 ................         500,000        8,510,305      323,710,296       (1,204,686)     331,515,915
Net income ................................                                        62,446,588                        62,446,588
Dividends on common stock, $0.067 per share            --               --         (5,000,000)            --         (5,000,000)
Stock split (Note 6) ......................         250,000             --           (250,000)            --               --
Amortization of unearned compensation .....            --               --               --            380,427          380,427
                                              -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2004 ................   $     750,000    $   8,510,305    $ 380,906,884    $    (824,259)   $ 389,342,930
                                              =============    =============    =============    =============    =============

































The accompanying notes are an integral part of these consolidated financial statements. 18

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                   -----------------------------------------------
                                                                         2004             2003             2002
                                                                   -------------    -------------    -------------
OPERATING ACTIVITIES
Net income .....................................................   $  62,446,588    $  57,221,325    $  42,807,914
Adjustments to reconcile to net cash
   provided by operating activities:
   Depreciation and amortization ...............................      29,648,161       26,553,933       20,390,389
   Deferred income taxes .......................................       3,469,000        9,497,000        5,317,000
   Amortization of unearned compensation .......................         380,427          364,851          332,598
   Gain on disposal of fixed assets ............................        (174,831)         (45,782)        (273,549)
   Changes in certain working capital items:
     Trade receivables .........................................        (266,085)      (3,824,334)      (7,311,959)
     Other current assets ......................................         514,834        2,228,270         (678,174)
     Prepaids ..................................................        (328,830)         (52,757)        (475,454)
     Accounts payable, accrued liabilities,
     and accrued expenses.......................................       7,631,300        3,491,247        8,399,063
     Accrued income taxes ......................................         198,039        1,650,557         (623,080)
                                                                   -------------    -------------    -------------
Net cash provided by operating activities ......................     103,518,603       97,084,310       67,884,748
                                                                   -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ...................         956,731          173,624       10,159,471
Additions to property and equipment ............................     (43,899,131)     (47,062,344)     (58,469,994)
Acquisition of business ........................................            --               --        (26,719,495)
Net (purchases) sales of municipal bonds .......................     (92,915,057)     (24,758,061)      16,446,425
Other ..........................................................        (173,140)        (627,597)         (69,430)
                                                                   -------------    -------------    -------------
Net cash used in investing activities ..........................    (136,030,597)     (72,274,378)     (58,653,023)
                                                                   -------------    -------------    -------------

FINANCING ACTIVITIES, cash dividend ............................      (4,495,893)        (998,260)            --
                                                                   -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents ...........     (37,007,887)      23,811,672        9,231,725
CASH AND CASH EQUIVALENTS
Beginning of year ..............................................      38,618,430       14,806,758        5,575,033
                                                                   -------------    -------------    -------------
End of year ....................................................   $   1,610,543    $  38,618,430    $  14,806,758
                                                                   =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes ................................................   $  30,515,515    $  18,773,920    $  17,358,639
Noncash investing activities:
   Book value of revenue equipment traded ......................   $  20,379,184    $   2,338,332    $  25,770,052

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

Cash and Cash Equivalents:

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. The Company previously reported municipal bonds with a reset provision of three months or less as a cash equivalent. The Company is now classifying all municipal bonds based upon their original maturity date without respect to any reset provisions. Reclassifications have been completed on all prior periods reported herein to be consistent with this change. Restricted and designated cash and investments totaling $4.2 million in 2004 and $4.0 million in 2003 are classified as other assets. The restricted funds represent those required for self-insurance purpose and designated funds that are earmarked for a specific purpose not for general business use.

Investments:

     The Company investments are primarily in the form of tax free municipal bonds with interest reset provisions or short-term municipal bonds. The investments typically have a put option of 28 or 35 days. At the reset date the Company has the option to roll the investment over or sell. The Company receives the par value of the investment on the reset date if sold. During the year ended December 31, 2003 the Company chose to reclassify these securities from held-to-maturity to available-for-sale to provide more flexibility. Due to the nature of the investments, the cost at December 31, 2004 and 2003 approximates fair value; therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Trade Receivables and Allowance for Doubtful Accounts:

     Revenue is recognized when freight is delivered creating a credit sale and an accounts receivable. Credit terms for customer accounts are typically on a net 30 basis. The Company uses a percentage of aged receivable method in determining the allowance for bad debts. The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis. The Company is aggressive in its collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts. The company will use the necessary legal recourse to recover as much of the write-off as is practical under the law.

Property, Equipment, and Depreciation:

     Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred. If equipment is traded rather than sold and the cash paid in the trade represents less than 25% of the fair market value of the equipment acquired, the cost of the new equipment is recorded at an amount equal to the lower of the monetary consideration paid plus the net book value of the traded equipment or the fair value of the new equipment.

Advertising Costs:

     The Company expenses all advertising costs as incurred. Advertising costs are included in other operating expenses in the Consolidated Statements of Operations.

Depreciation Expense:

     Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors, which are depreciated by the 125% declining balance method applied to cost, net of salvage value. Effective June 1, 2004 the Company changed this method prospectively. The 125% declining balance is applied to the historic cost of the tractor and depreciated down to the salvage value. This change in method increased depreciation by approximately $1.2 million during the year ended December 31, 2004. The net result is the same with the Company realizing increased depreciation in the early years of the asset. For revenue equipment purchased after January 1, 2000, trailers are depreciated using a $6,000 salvage value and the tractors using a $15,000 salvage value. During 2003, the Company decreased the salvage value of all trailers to $4,000 from $6,000. The Company based its decision on changes in the estimated market values of trailers at the end of the expected useful life. This change in accounting estimate resulted in an increase in depreciation expense of approximately $1,728,000 during the year ended December 31, 2003.

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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill:

     The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), on January 1, 2002. SFAS No. 142 requires that goodwill be tested at least annually for impairment by applying a fair value based analysis. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Prior to 2002, goodwill was amortized on a straight-line basis over a five year period. Management determined that no impairment charge was required for the years ended December 31, 2004, 2003, and 2002.

Earnings Per Share:

     Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share are based upon the weighted average common and common equivalent shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share. All earnings per share data presented have been restated to reflect a three-for-two stock split on August 20, 2004.

Insurance and Claims accruals:

     Insurance accruals reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers' compensation insurance and claims are included in salaries, wages, and benefits in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of asset may not be recoverable. There were no impairment charges recognized during the years ended December 31, 2004, 2003, and 2002.

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

New Accounting Pronouncements:


     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


any interest in such types of entities the adoption of this Interpretation did not have a material impact upon its Consolidated Financial Statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company does not anticipate that SFAS No. 123(R) will have an impact on the Company.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition and has not determined the financial impact.

Reclassifications:

     Certain reclassifications have been made to prior year financial statements to conform to the December 31, 2004 presentation.

Note 2.  Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 33%, 33%, and 37% of revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2004, 2003, and 2002. Annual revenues for this customer were $62.7 million, $53.3 million, and $46.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Notes 3. Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities as of December 31 are as follows:

                                                        2004            2003
                                                    ------------   ------------

Deferred income tax liabilities,
related to property and equipment                   $ 46,885,000   $ 39,760,000
                                                    ============   ============
Deferred income tax assets:
   Allowance for doubtful accounts                  $    306,000   $    267,000
   Accrued expenses                                    5,872,000      5,303,000
   Insurance accruals                                 17,359,000     14,701,000
   Other                                               1,427,000      1,037,000
                                                    ------------   ------------
   Deferred income tax assets                       $ 24,964,000   $ 21,308,000
                                                    ============   ============

The income tax provision is as follows:
                                         2004           2003            2002
                                     ------------   ------------   ------------
Current income taxes:
Federal                              $ 27,905,357   $ 18,853,846   $ 15,372,814
State                                   2,808,197      1,570,631      1,362,745
                                     ------------   ------------   ------------
                                       30,713,554     20,424,477     16,735,559
                                     ------------   ------------   ------------
Deferred income taxes:
Federal                                 4,180,401      9,403,000      5,684,000
State                                    (711,401)        94,000       (367,000)
                                     ------------   ------------   ------------
                                        3,469,000      9,497,000      5,317,000
                                     ------------   ------------   ------------
Total                                $ 34,182,554   $ 29,921,477   $ 22,052,559
                                     ============   ============   ============

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:
                                         2004           2003            2002
                                     ------------   ------------   ------------

Federal tax at statutory rate (35%)  $ 33,820,200   $ 30,499,981   $ 22,701,166
State taxes, net of federal benefit     1,375,000      1,122,000        807,000
Non-taxable interest income            (1,045,000)      (675,000)      (907,000)
Other                                      32,354     (1,025,504)      (548,607)
                                     ------------   ------------   ------------
                                     $ 34,182,554   $ 29,921,477   $ 22,052,559
                                     ============   ============   ============


Note 4.  Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $24,969 plus the payment of all property taxes, insurance and maintenance. The lease expires May 31, 2005 and contains a five-year renewal option. The Company is expected to exercise the renewal option on the lease. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party. The total minimum rental commitment under the building lease is $124,844 for 2005. Rent expense paid to the Company's president totaled $299,625 for the years ended December 31, 2004, 2003, and 2002.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 2003, the Company purchased 8.9 acres of land at its headquarters from the Company's president for $1,350,000. The property was appraised by a third party, and the transaction was approved by the Board of Directors.

Note 5.  Accident and Workers' Compensation Claims

     The Company acts as a self-insurer for liability up to $1,000,000 for any single occurrence involving cargo, personal injury or property damage. The Company increased the retention amount from $500,000 to $1,000,000 for each claim effective April 1, 2003. In addition, the Company is responsible for up to $2,000,000 in aggregate for all claims above $1,000,000 and below $2,000,000 for the policy year ended March 31, 2005. Liabilities in excess of these amounts are assumed by an insurance company. For individual claims that exceed $50,000,000, the company assumes the liability in excess of $50,000,000.

     The Company acts as a self-insurer for workers' compensation liability up to a maximum liability of $500,000 per claim. Beginning April 1, 2004, the Company also is responsible for the first $500,000 in the aggregate above the $500,000 per claim maximum liability. Liability in excess of this amount is assumed by an insurance company. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified in other assets on the Consolidated Balance Sheet. In addition, the Company has provided its insurance carriers with letters of credit of approximately $4,600,000 in connection with its liability and workers' compensation insurance arrangements.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Claims are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses. During the fourth quarter of 2003, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for accident liability and workers' compensation claims. As a result of the actuarial studies management decreased the amount accrued for accident liability claims by $11.2 million and increased the amount accrued for workers' compensation claims by $2.9 million. These adjustments resulted in an increase in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.07, respectively, during the year ended December 31, 2003.

Note 6. Stockholders' Equity

     On January 28, 2002 the Company's Board of Directors approved a two and seven tenths for one and seven tenths split of the Company's common stock effect in the form of a 57.7% stock dividend for stockholders of record as of February 8, 2002. A total of 18,291,869 common shares were issued in this transaction. On July 21, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a fifty percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. A total of 25,000,000 common shares were issued in this transaction. The effect of the stock dividends have been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2004 and 2003, and in all the per share data in the accompanying consolidated financial statements, notes to financial statements and supplemental data.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase five million shares of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. No shares were purchased during 2004, 2003, and 2002. The authorization to repurchase remains open at December 31, 2004 and has no expiration date.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 7, 2002, the principal stockholder awarded 136,125 shares of his common stock to key employees of the Company. These shares had a fair market value of $14.66 per share on the date of the award. The shares will vest over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares, $1,995,592 on the date of the award, was treated as a contribution of capital and is being amortized on a straight-line basis over the five year vesting period as compensation expense. During the year ended December 31, 2003, there were 6,375 shares forfeited. There were no shares forfeited in 2004. The original value of the forfeited shares was treated as a reduction of Additional Paid in Capital and Unearned Compensation. Compensation expense of approximately $380,000, $365,000 and $333,000 was recognized for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 7. Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $1,089,000, $824,000, and $648,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 8. Acquisition of Business

     On June 1, 2002, the Company acquired the business and trucking assets of Great Coastal Express, Inc. ("Great Coastal"), a privately-held truckload carrier. Great Coastal had gross revenues of approximately $70 million in 2001. The acquired assets (primarily revenue equipment) were recorded at their estimated fair values of approximately $22.2 million in accordance with SFAS No. 141, Business Combinations. Goodwill in the amount of $4.4 million has been recorded for the amount which the purchase price exceeded the fair value of the assets acquired and is primarily attributable to the driver workforce acquired as part of the acquisition. The acquisition has been accounted for in the Company's results of operations since the acquisition date. The pro forma effect of the acquisition on the Company's results of operations is immaterial. The acquisition was funded from cash and investments.

Note 9. Commitments and Contingencies

     On January 7, 2002, the Owner-Operators Independent Drivers Association, Inc. served a lawsuit against the Company in the United States District Court for the Southern District of Iowa. The lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit sought unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. In December 2003, Heartland Express made an "offer of judgment" in which to pay plaintiffs and class members $250,000 plus reasonable attorneys' fees to resolve all claims in the case. The offer was accepted by OOIDA, and the parties have jointly asked the court to approve the offer and acceptance of judgment. Management's estimate of the total loss has been accrued as of December 31, 2004.

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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Quarterly Financial Information (Unaudited)

                                    First      Second      Third     Fourth
                                   --------   --------   --------   --------
                                       (In Thousands, Except Per Share Data)
Year ended December 31, 2004
   Operating revenue ...........   $106,836   $113,512   $117,299   $119,439
   Operating income ............     19,776     23,501     25,660     24,621
   Income before income taxes ..     20,344     24,153     26,465     25,667
   Net income ..................     13,122     15,700     17,070     16,555
   Basic earnings per share (2).       0.18       0.21       0.23       0.22

Year ended December 31, 2003
   Operating revenue ...........   $ 94,840   $102,800   $104,461   $103,015
   Operating income ............     16,207     18,653     21,488     28,749 (1)
   Income before income taxes ..     16,746     19,146     21,959     29,292 (1)
   Net income ..................     11,052     12,636     14,493     19,040 (1)
   Basic earnings per share (2).       0.15       0.17       0.19       0.25 (1)

(1)  See Note 5 to the consolidated financial statements.

(2) The above earnings per share data have been restated for the August 20, 2004 three-for-two stock split.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         Column A              Column B           Column C         Column D    Column E
---------------------------------------------------------------------------------------
                                                Charges To
                                           --------------------
                               Balance At    Cost                              Balance
                               Beginning     And        Other                   At End
         Description           of Period   Expense     Accounts    Deductions  of Period
----------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2004   $ 675,000   $ 142,157   $    -      $ 42,157   $775,000
Year ended December 31, 2003     650,000      42,677        -        17,677    675,000
Year ended December 31, 2002     402,812     248,986        -         1,798    650,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOSURE

        None.


ITEM 9A. CONTROL AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Part III is presented under the items entitled "Information Concerning Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Meetings and Independent Directors," and "Code of Ethics" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 2005. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is presented under the item entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 2005. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Part III is presented under the item entitled "Security Ownership of Principal Stockholders and Management" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 2005. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Part III is presented under the item entitled "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 2005. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal auditor fees and services is set forth under "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

        (a)  (1) Financial Statements: See Part II, Item 8 hereof.
                                                                           Page
                                                                           ----
Reports of Independent Registered Public Accounting Firm KPMG LLP......... 13-15
Consolidated Balance Sheets...............................................  16
Consolidated Statements of Operations.....................................  17
Consolidated Statements of Stockholders' Equity...........................  18
Consolidated Statements of Cash Flows.....................................  19
Notes to Consolidated Financial Statements................................ 20-26

        (a)  (2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves..............  27

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        (a) (3) The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b) below.

(b)  Exhibits.

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

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


   9.1           Voting Trust Agreement dated     Incorporated by reference to
                 June 6, 1997 between Larry       the Company's Form 10-K for
                 Crouse as trustee under          the year ended December 31,
                 the Gerdin Educational Trusts    1997. Commission file no.
                 and Larry Crouse voting trustee. 0-15087.

  10.1           Business Property Lease          Incorporated by reference to
                 between Russell A. Gerdin        the Company's Form 10-Q for
                 as Lessor and the Company        the quarter ended, September
                 as Lessee, regarding the         30, 2000. Commission file no.
                 Company's headquarters at        0-15087.
                 2777 Heartland Drive,
                 Coralville, Iowa 52241

  10.2           Restricted Stock Agreement       Incorporated by reference to
                                                  the Company's Form 10-K for
                                                  the year ended December 31,
                                                  2002.  Commission file no.
                                                  0-15087.

  16             Letter of Arthur Andersen LLP    Incorporated by reference to
                 regarding change in certifying   the Company's Form 10-K for
                 accountant.                      the year ended December 31,
                                                  2002.  Commission file no.
                                                  0-15087.

  21             Subsidiaries of the Registrant   Filed herewith.

  31.1           Certification of Chief Executive Filed herewith.
                 Officer pursuant to Rule
                 13a-14(a) and Rule 15d-14(a)
                 of the Securities Exchange Act,
                 as amended.

  31.2           Certification of Chief Financial Filed herewith.
                 Officer pursuant to Rule 13a-14
                 (a) and Rule 15d-14(a) of the
                 Securities Exchange Act, as
                 amended.

  32             Certification of Chief           Filed herewith.
                 Executive Officer and
                 Chief Financial Officer
                 Pursuant to 18 U.S.C.
                 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HEARTLAND EXPRESS, INC.

Date: February 28, 2005                             By:/s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    President and Chief
                                                    Executive Officer
                                                   (principal executive officer)


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title                          Date

/s/ Russell A. Gerdin       Chairman, President and
Russell A. Gerdin           Chief Executive Officer
                            and Secretary,
                           (principal executive officer)      February 28, 2005

/s/ John P. Cosaert         Executive Vice President
John P. Cosaert             of Finance, Chief Financial
                            Officer and Treasurer
                           (principal accounting and
                            financial officer)                February 28, 2005

/s/ Richard O. Jacobson     Director
Richard O.Jacobson                                            February 28, 2005

/s/ Michael J. Gerdin       Vice President of Regional
Michael J. Gerdin           Operations and Director           February 28, 2005

/s/ Benjamin J. Allen       Director
Benjamin J. Allen                                             February 28, 2005

/s/ Lawrence D. Crouse      Director
Lawrence D. Crouse                                            February 28, 2005

Exhibit No. 21




                         Subsidiaries of the Registrant


                                                                    State of
                                                                  Incorporation

Heartland Express, Inc.                    Parent                      NV

A & M Express, Inc.                        Subsidiary                  TN

Heartland Equipment, Inc.                  Subsidiary                  NE

Heartland Express, Inc. of Iowa            Subsidiary                  IA

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  February 28, 2005                            By: /s/ Russell A. Gerdin
                                                    Russell A. Gerdin
                                                    Chairman, President and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

Exhibit No. 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

     d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  February 28, 2005                       By: /s/  John P. Cosaert
                                               John  P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                              (Principal Financial Officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2004, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2005                             By : /s/ Russell A. Gerdin
                                                     Russell A. Gerdin
                                                     Chairman, President and
                                                     Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2004, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2005                            By: /s/ John P Cosaert
                                                    John P. Cosaert
                                                    Executive Vice President
                                                    And Chief Financial Officer






                                 END OF REPORT