Form 10-Q
period 2005-03-31
HEARTLAND EXPRESS INC
filed 2005-05-09
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2005                  Commission File No. 0-15087
                  --------------                                      -------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Nevada                                            93-0926999
          ------                                            -----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


2777 Heartland Drive, Coralville, Iowa                         52241
--------------------------------------                         -----
(Address of Principal Executive Office)                      (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728
                                                     ---------------

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

At March 31, 2005, there were 75,000,000 shares of the Company's $.01 par value common stock outstanding.













                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
           March 31, 2005 and
           December 31, 2004                                            1-2
        Consolidated Statements of Income
           for the Three Months
           Ended March 31, 2005 and 2004                                  3
        Consolidated Statements of Cash Flows
           for the Three Months Ended
           March 31, 2005 and 2004                                        4
        Notes to Consolidated Financial Statements                      5-7

Item 2. Management's  Discussion and Analysis of
           Financial Condition and Results
           of Operations                                                7-11


Item 3. Quantitative and Qualitative Disclosures About Market Risk     11-12

Item 4. Controls and Procedures                                           12

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                 12

Item 2. Changes in Securities                                             12

Item 3. Defaults Upon Senior Securities                                   12

Item 4. Submission of Matters to a Vote of                                12
           Security Holders

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                               12-16

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 ASSETS

                                                March 31,           December 31,
                                                  2005                 2004
                                             --------------       -------------
                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents .................     $    994,070     $  1,610,543

   Short-term investments ....................      287,184,043      256,727,782

   Trade receivables, less allowance
     of $775,000 in 2005 and 2004 ............       38,283,677       37,102,813

   Prepaid tires .............................        2,280,990        2,692,090

   Deferred income taxes .....................       26,275,000       24,964,000

   Other current assets ......................        3,198,427          158,267
                                                   ------------     ------------
      Total current assets ...................      358,216,207      323,255,495
                                                   ------------     ------------

PROPERTY AND EQUIPMENT

   Land and land improvements ................        9,543,953        9,543,953

   Buildings .................................       17,494,255       17,494,255

   Furniture and fixtures ....................        1,042,131        1,210,424

   Shop and service equipment ................        2,541,642        2,557,654

   Revenue equipment .........................      226,997,757      222,842,499
                                                   ------------     ------------
                                                    257,619,738      253,648,785

   Less accumulated depreciation .............       76,987,853       68,973,751
                                                   ------------     ------------
   Property and equipment, net ...............      180,631,885      184,675,034
                                                   ------------     ------------
GOODWILL .....................................        4,814,597        4,814,597
OTHER ASSETS .................................        4,206,596        4,266,725
                                                   ------------     ------------
                                                   $547,869,285     $517,011,851
                                                   ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 March 31,          December 31,
                                                   2005                2004
                                              -------------       -------------
                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued liabilities ..   $  13,418,791    $   9,722,099

   Compensation and benefits .................      14,402,754       11,151,523

   Income taxes payable ......................      17,767,286        7,918,914

   Insurance accruals ........................      47,077,892       45,995,442

   Other accruals ............................       6,719,540        5,995,943
                                                 -------------    -------------
      Total current liabilities ..............      99,386,263       80,783,921
                                                 -------------    -------------
DEFERRED INCOME TAXES ........................      45,451,000       46,885,000
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred, $.01 par value; authorized
      5,000,000 shares; none issued ..........            --               --
   Common, $.01 par value; authorized
      395,000,000 shares; issued and
      outstanding 75,000,000 .................         750,000          750,000

   Additional paid-in capital ................       8,510,305        8,510,305

   Retained earnings .........................     394,500,869      380,906,884
                                                 -------------    -------------
                                                   403,761,174      390,167,189

   Less unearned compensation ................        (729,152)        (824,259)
                                                 -------------    -------------
                                                   403,032,022      389,342,930
                                                 -------------    -------------
                                                 $ 547,869,285    $ 517,011,851
                                                 =============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                   2005               2004
                                              -------------       -------------

OPERATING REVENUE ........................     $ 118,677,472      $ 106,836,912
                                               -------------      -------------

OPERATING EXPENSES:

   Salaries, wages, and benefits .........        42,716,841         39,766,096

   Rent and purchased transportation .....         7,712,212         10,518,625

   Operations and maintenance ............        28,133,948         20,945,552

   Taxes and licenses ....................         2,075,290          2,290,282

   Insurance and claims ..................         2,832,265          2,496,641

   Communications and utilities ..........           698,877            962,183

   Depreciation ..........................         8,388,684          6,613,704

   Other operating expenses ..............         4,234,394          3,504,034

   Gain on disposal of fixed assets ......          (181,342)           (36,251)
                                               -------------      -------------
                                                  96,611,169         87,060,866
                                               -------------      -------------
      Operating income ...................        22,066,303         19,776,046

   Interest income .......................         1,335,225            567,516
                                               -------------      -------------
   Income before income taxes ............        23,401,528         20,343,562

   Federal and state income taxes ........         8,307,543          7,221,965
                                               -------------      -------------
   Net income ............................     $  15,093,985      $  13,121,597
                                               =============      =============

   Net income per common share:
     Basic net income per share ..........     $        0.20      $        0.17
                                               =============      =============
   Basic weighted average shares
      outstanding ........................        75,000,000         75,000,000
                                               =============      =============
   Dividends declared per share ..........     $       0.020      $       0.013
                                               =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended
                                                             March 31,
                                                       2005            2004
                                                  -------------    ------------
OPERATING ACTIVITIES
   Net income ..................................   $ 15,093,985    $ 13,121,597
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .............      8,393,685       6,618,705
     Deferred income taxes .....................     (2,745,000)     (1,788,000)
     Unearned compensation .....................         95,107          95,107
     Gain on disposal of fixed assets ..........       (181,342)        (36,251)
     Changes in certain working capital items:
       Trade receivables .......................     (1,180,864)     (2,292,535)
       Other current assets ....................     (3,040,160)     (2,449,546)
       Prepaid tires ...........................        497,500         788,350
       Accounts payable and accrued liabilities.      6,093,226       3,173,568
       Accrued income taxes ....................      9,848,372       8,362,958
                                                   ------------    ------------
   Net cash provided by operating activities ...     32,874,509      25,593,953
                                                   ------------    ------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment.        421,000          36,251
   Capital additions ...........................     (2,012,417)     (5,382,578)
   Net purchases of municipal bonds ............    (30,456,261)    (48,099,106)
   Increase in other assets ....................         55,128          71,718
                                                   ------------    ------------
   Net cash used in investing activities .......    (31,992,550)    (53,373,715)
                                                   ------------    ------------

FINANCING ACTIVITIES, cash dividend ............     (1,498,432)       (999,594)
                                                   ------------    ------------

   Net decrease in cash and cash equivalents ...       (616,473)    (28,779,356)

CASH AND CASH EQUIVALENTS
   Beginning of year ...........................      1,610,543      38,618,430
                                                   ------------    ------------
   End of quarter ..............................   $    994,070    $  9,839,074
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes .............................   $  1,204,171    $    647,007




The accompany notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

Note 2.  Use of Estimates

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

Note 4.  Cash and Cash Equivalents

         Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less. The Company previously reported municipal bonds with a reset provision of three months or less as a cash equivalent. The Company is now classifying all municipal bonds based upon their original maturity date without respect to any reset provisions. Reclassifications have been completed on all prior periods reported herein to be consistent with this change. Restricted and designated cash and investments totaling $4.2 million at March 31, 2005 and $4.0 million at March 31, 2004 are classified as other assets. The restricted funds represent those required for self-insurance purposes and designated funds that are earmarked for a specific purpose not for general business use.

Note 5.  Investments

               Investments primarily include municipal bonds with interest reset provisions and short-term municipal bonds. The cost approximates the fair value due to the nature of the investments. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Note 6.  Property, Equipment, and Depreciation

The Company's tractor fleet has historically been depreciated by the 125% declining balance method applied to cost, net of salvage value. Tractors purchased beginning in June, 2004 are being depreciated by the 125% declining balance method applied to the book value of the asset at the beginning of each period. The salvage value is no longer being deducted from the book value each period when computing the depreciation base used to calculate the declining balance depreciation and resulted in additional depreciation of $768,750 in the first quarter of 2005.

Note 7.  Stock Split

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

Note 8.  Earnings Per Share:

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

Note 9.  Stock Based Compensation

         At March 31, 2005 the Company has a restricted stock award plan. The plan shares are being amortized over a five year period as compensation expense. Amortized compensation expense of $95,107 in each of the three month periods ended March 31, 2005 and 2004 is recorded in salaries, wages, and benefits on the statement of operations. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 75.0 million outstanding shares.

Note 10.  New Accounting Pronouncements

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

             In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the affect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition and has not determined the financial impact.

Note 11.   Commitments and Contingencies

         On January 7, 2002, the Owner-Operators Independent Drivers Association, Inc. served a lawsuit against the Company in the United States District Court for the Southern District of Iowa. The lawsuit alleges that the Company failed to adequately inform the owner-operators of certain deductions from their settlement statements in violation of Department of Transportation regulations and that the Company's standard contract with owner-operators violates those regulations. The lawsuit sought unspecified damages and an injunction to prevent owner-operators from hauling for the Company until alleged contractual deficiencies are corrected. In January 2005, Heartland Express paid $250,000 to the plaintiffs and class members. In March 2005, the District Court awarded attorneys' fees on behalf of the plaintiffs in the amount of $225,381 to resolve all claims in the case. The award of the attorneys' fees has been accrued as of March 31, 2005.

         The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

         The Company has commitments at March 31, 2005 to acquire revenue equipment for approximately $49.4 million in 2005 and $49.5 million in 2006. These commitments are expected to be financed from existing cash and investment balances and cash flows from operations.

Note 12.  Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform to the current year's presentation.

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

Overview

         Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During the first quarter of 2005, freight revenue, excluding fuel surcharge, increased 6.2% to $108.6 million from $102.2 million in the first quarter of 2004.

         The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 22 months and trailer age of 38 months. The Company anticipates making significant capital expenditures for revenue equipment during the remainder of 2005. The Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by operations.

         The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These new regulations were rescinded in September of 2004 by the United States Circuit Court of Appeals for the District of Columbia on grounds that driver health was not properly addressed. At that time the new regulations were extended to September 30, 2005 at which time further rule changes could become effective.

         The trucking industry continues to experience a shortage of qualified drivers. In order to attract and retain experienced drivers, the Company increased pay for all drivers $0.03 per mile during the first quarter of 2004 and again in the first quarter of 2005. Management believes that the Company continues to offer one of the highest pay packages in the industry. This pay package along with increased recruiting efforts should allow the Company to attract additional qualified drivers; however, a long term shortage of drivers could hinder growth.

         Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). The new engines have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. All new tractor purchases beginning in 2004 will include engines that conform to the new standards. As a result of these purchases, the operating costs associated with new replacement tractors have increased. Additional EPA engine design requirements will take affect in 2007 and are expected to further reduce fuel efficiency and increase engine prices.

Results of Operations:

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                     Three months Ended
                                                           March 31,
                                                    2005             2004
                                                   -------          -------
Operating revenue                                   100.0%           100.0%
                                                   -------          -------
Operating expenses:
    Salaries, wages, and benefits                    36.0%            37.2%
    Rent and purchased transportation                 6.5              9.9
    Operations and maintenance                       23.7             19.6
    Taxes and licenses                                1.7              2.1
    Insurance and claims                              2.4              2.3
    Communications and utilities                      0.6              0.9
    Depreciation                                      7.1              6.2
    Other operating expenses                          3.6              3.3
   (Gain) on disposal of fixed assets                (0.2)            (0.0)
                                                   -------          -------
        Total operating expenses                     81.4%            81.5%
                                                   -------          -------
        Operating income                             18.6%            18.5%
Interest income                                       1.1              0.5
                                                   -------          -------
        Income before income taxes                   19.7%            19.0%
Federal and state income taxes                        7.0              6.7
                                                   -------          -------
        Net income                                   12.7%            12.3%
                                                   =======          =======


         The following is a discussion of the results of operations of the quarter ended March 31, 2005 compared with the same period in 2004, and the changes in financial condition through the first quarter of 2005.

         Operating revenue increased $11.8 million (11.1%), to $118.7 million in the first quarter of 2005 from $106.8 million in the first quarter of 2004. The increase in revenue resulted from improved freight rates and improved optimization of revenue equipment. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $5.5 million to $10.1 million in the first quarter of 2005 from $4.6 million in the first quarter of 2004.

         Salaries, wages, and benefits increased $2.9 million (7.4%), to $42.7 million in the first quarter of 2005 from $39.8 million in the first quarter of 2004. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the first quarter of 2005, employee drivers accounted for 90% and independent contractors 10% of the total fleet miles, compared with 86% and 14%, respectively, in the first quarter of 2004. For the second year in a row the Company increased pay for all drivers $0.03 per mile during the first quarter. The driver pay increased was phased in at $.01 per month in the first quarter of 2005. In addition, the Company incurred increased health insurance costs due to the increased frequency and severity of claims.

         Rent and purchased transportation decreased $2.8 million (26.7%), to $7.7 million in the first quarter of 2005 from $10.5 million in the first quarter of 2004. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $.03 per mile on January 1, 2005.

         Operations and maintenance increased $7.2 million (34.3%) to $28.1 million in the first quarter of 2005 from $20.9 million in the first quarter of 2004. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers. Fuel cost per mile, net of fuel surcharge, increased 11.0% in the first quarter of 2005 compared to the same period of 2004. The industry experienced record high fuel prices throughout the first quarter of 2005. In addition, fuel efficiency for new tractors purchased beginning in 2004 is being negatively impacted due to EPA mandated engine clean air standards.

         Insurance and claims increased $0.3 million (13.4%), to $2.8 million in the first quarter of 2005 from $2.5 million in the first quarter of 2004. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

         Depreciation increased $1.8 million (26.8%) to $8.4 million during the first quarter of 2005 from $6.6 million in the first quarter of 2004. Effective June 1, 2004, the Company began depreciating new tractors by applying the 125% declining balance to the book cost of the tractor. Previously, the 125% declining balance method was applied to book cost, net of salvage. This change in estimate increased depreciation by approximately $768,750 during the three months ended March 31, 2005. In addition, depreciation increased because of the growth of our company owned tractor and trailer fleet.

         Other operating expenses increased $0.7 million (20.8%) to $4.2 million during the first quarter of 2005 from $3.5 million during the first quarter 2004. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the first quarter of 2005, freight handling and tolls increased $0.6 million and advertising expense related to driver recruiting increased $0.2 million compared to the first quarter of 2004.

         The Company's effective tax rate was 35.5% in the first quarter of 2005 and 2004.

         As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.4% during the first quarter of 2005 compared with 81.5% during the first quarter of 2004. Net income increased $2.0 million (15.0%), to $15.1 million during the first quarter of 2005 from $13.1 million during the first quarter of 2004.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2005, was net cash provided by operating activities of $32.9 million compared to $25.6 million in the corresponding 2004 period.

         Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $2.0 million for the first three months of 2005 compared to $5.4 million for the same period in 2004. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $54.0 million in 2005.

         Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and investments. The Company ended the quarter with $288.2 million in cash, cash equivalents, and investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

         In addition to inflation, fluctuations in fuel prices can affect profitability. Based on the Department of Energy national average diesel prices, the cost of fuel increased 29% over the first quarter of 2004. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, short-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

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

Concentrations of Credit Risk and Major Customers

         The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 34% and 33% of revenues for the quarter ended March 31, 2005 and 2004, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in the three months ended March 31, 2005 and 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2005 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

         The Company has no debt outstanding as of March 31, 2005 and therefore, has no market risk related to debt.

         As of March 31, 2005, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

(b)  Reports on Form 8-K
                           1. Report on Form 8-K, dated January 18, 2005, announcing the Company's financial results for the quarter ended December 31, 2004.
                           2. Report on Form 8-K, dated March 10, 2005, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARTLAND EXPRESS, INC.

Date: May 6, 2005                         BY:  /s/  John P. Cosaert
                                          -------------------------
                                          John P. Cosaert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting and financial
                                           officer)

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


Date:  May 6, 2005
                                                BY: /s/ Russell A. Gerdin
                                                   ----------------------
                                                   Russell A. Gerdin
                                                   Chairman, President and
                                                   Chief Executive Officer

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


Date:  May 6, 2005
                                               BY: /s/ John P. Cosaert
                                               -----------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                               (principal accounting and
                                                financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   May 6, 2005                          BY: /s/ Russell A. Gerdin
                                              -------------------------
                                              Russell A. Gerdin
                                              Chairman, President and
                                              Chief Executive Officer


         I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 6, 2005                             BY: /s/ John P. Cosaert
                                               -----------------------
                                               John P. Cosaert
                                               Executive Vice President
                                               and Chief Financial Officer