Form 10-Q
period 2005-06-30
HEARTLAND EXPRESS INC
filed 2005-08-05
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended     June 30, 2005               Commission File No.   0-15087



                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                            93-0926999

(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


2777 Heartland Drive, Coralville, Iowa                          55241
(Address of Principal Executive Office)                       (Zip Code)


Registrant's telephone number, including area code   (319) 545-2728

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

At June 30, 2005, there were 73,866,000 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets
             June 30, 2005 and
             December 31, 2004                                           1-2
           Consolidated Statements of Income
             for the Three and Six Months
             Ended June 30, 2005 and 2004                                 3
           Consolidated Statement of Stockholders' Equity
             for the  Six Months
             Ended June 30, 2005                                          4
           Consolidated Statements of Cash Flows
             for the Six Months Ended
             June 30, 2005 and 2004                                       5
           Notes to Consolidated Financial Statements                    6-8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  8-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     14

Item 4.    Controls and Procedures                                        14


                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings                                              15

Item 2.    Changes in Securities                                          15

Item 3.    Defaults Upon Senior Securities                                15

Item 4.    Submission of Matters to a Vote of                             15
           Security Holders

Item 5.    Other Information                                              15

Item 6.    Exhibits and Reports on Form 8-K                             15-19

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 ASSETS                                June 30,    December 31,
                                                        2005           2004
                                                    ------------   ------------
                                                    (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents ...................   $  5,450,670   $  1,610,543

    Short-term investments ......................    259,897,769    256,727,782

    Trade receivables, less allowance of
       $775,000 in 2005 and 2004 ................     39,324,840     37,102,813

    Prepaid tires ...............................      3,334,620      2,692,090

    Deferred income taxes .......................     25,897,000     24,964,000

    Other prepaid expenses ......................      3,970,018        158,267
                                                    ------------   ------------

          Total current assets ..................    337,874,917    323,255,495
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

    Land and land improvements ..................     10,779,812      9,543,953

    Buildings ...................................     17,494,255     17,494,255

    Furniture and fixtures ......................      1,042,131      1,210,424

    Shop and service equipment ..................      2,547,294      2,557,654

    Revenue equipment ...........................    228,753,937    222,842,499
                                                    ------------   ------------
                                                     260,617,429    253,648,785

    Less accumulated depreciation ...............     74,950,010     68,973,751
                                                    ------------   ------------

    Property and equipment, net .................    185,667,419    184,675,034
                                                    ------------   ------------

GOODWILL ........................................      4,814,597      4,814,597
OTHER ASSETS ....................................      4,132,950      4,266,725
                                                    ------------   ------------

                                                    $532,489,883   $517,011,851
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2005             2004
                                                 -------------    -------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable & accrued liabilities ..   $  11,907,394    $   9,722,099

     Compensation & benefits .................      15,254,959       11,151,523

     Income taxes payable ....................       7,780,478        7,918,914

     Insurance accruals ......................      48,064,478       45,995,442

     Other ...................................       7,023,630        5,995,943
                                                 -------------    -------------

        Total current liabilities ............      90,030,939       80,783,921
                                                 -------------    -------------

DEFERRED INCOME TAXES ........................      44,753,000       46,885,000
                                                 -------------    -------------

CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred, $.01 par value; authorized
        5,000,000 share; none issued .........            --               --

     Common, $.01 par value; authorized
        395,000,000 shares; issued and
        outstanding: 73,866,000 in 2005 and
        75,000,000 in 2004 ...................         738,660          750,000

     Additional paid-in capital ..............            --          8,510,305

     Retained earnings .......................     397,595,465      380,906,884
                                                 -------------    -------------

                                                   398,334,125      390,167,189

     Less: unearned compensation .............        (628,181)        (824,259)
                                                 -------------    -------------

                                                   397,705,944      389,342,930
                                                 -------------    -------------

                                                 $ 532,489,883    $ 517,011,851
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended           Six months ended
                                                         June 30,                     June 30,

                                                   2005           2004           2005           2004
                                               ------------   ------------   ------------   ------------

OPERATING REVENUE ..........................   $128,851,347   $113,511,541   $247,528,818   $220,348,453
                                               ------------   ------------   ------------   ------------

OPERATING EXPENSES:

   Salaries, wages, and benefits ...........   $ 43,447,096   $ 39,091,825   $ 86,163,937   $ 78,857,921

   Rent and purchased transportation .......      7,829,721      9,522,915     15,541,933     20,041,540

   Operations and maintenance ..............     32,276,024     22,710,926     60,409,972     43,656,478

   Taxes and licenses ......................      2,180,646      2,204,958      4,255,936      4,495,240

   Insurance and claims ....................      3,969,432      5,395,577      6,801,697      7,892,218

   Communications and utilities ............        928,039        980,349      1,626,916      1,942,532

   Depreciation ............................      9,053,013      6,757,757     17,441,697     13,371,461

   Other operating expenses ................      3,886,320      3,345,772      7,939,371      6,813,555
                                               ------------   ------------   ------------   ------------

                                                103,570,291     90,010,079    200,181,459    177,070,945
                                               ------------   ------------   ------------   ------------

            Operating income ...............     25,281,056     23,501,462     47,347,359     43,277,508

   Interest income .........................      2,052,067        651,871      3,387,292      1,219,387
                                               ------------   ------------   ------------   ------------

      Income before income taxes ...........     27,333,123     24,153,333     50,734,651     44,496,895

   Income taxes ............................      9,703,258      8,453,664     18,010,801     15,675,629
                                               ------------   ------------   ------------   ------------

      Net income ...........................   $ 17,629,865   $ 15,699,669   $ 32,723,850   $ 28,821,266
                                               ============   ============   ============   ============

   Earnings per common share:

       Basic earnings per share ............   $       0.24   $       0.21   $       0.44   $       0.38
                                               ============   ============   ============   ============

   Basic weighted average shares outstanding     74,751,459     75,000,000     74,875,043     75,000,000
                                               ============   ============   ============   ============

  Dividends declared per share .............   $      0.020   $      0.013   $      0.040   $      0.027
                                               ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Capital     Additional                       Unearned
                                                          Stock,      Paid-In         Retained        Compen-
                                                         Common        Capital        Earnings         sation            Total
                                                       -----------   -----------   -------------     -----------    -------------

Balance, December 31, 2004 .........................   $   750,000   $ 8,510,305   $ 380,906,884     $ (824,259)   $ 389,342,930
Net income .........................................          --            --        32,723,850           --         32,723,850
Dividends on common stock, $0.04 per share .........          --            --        (2,988,598)          --         (2,988,598)
Stock repurchase ...................................       (11,340)   (8,492,713)    (13,046,671)          --        (21,550,724)
Forfeiture of stock awards .........................          --         (17,592)           --           17,592             --
Amortization of unearned compensation ..............          --            --              --          178,486          178,486
                                                       -----------   -----------   -------------     ----------    -------------
Balance, June 30, 2005 .............................   $   738,660   $      --     $ 397,595,465     $ (628,181)   $ 397,705,944
                                                       ===========   ===========   =============     ==========    =============





















The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                        2005            2004
                                                   ------------    ------------
OPERATING ACTIVITIES
   Net income ..................................   $ 32,723,850    $ 28,821,266
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ............     17,451,698      13,381,463
      Deferred income taxes ....................     (3,065,000)     (3,057,000)
      Unearned compensation ....................        178,486         190,214
      Gain on disposal of fixed assets .........       (301,641)       (101,889)
      Changes in certain working capital items:
         Trade receivables .....................     (2,222,027)     (1,229,026)
         Other prepaid expenses ................     (3,811,751)     (2,938,528)
         Prepaid tires .........................        197,470         416,100
         Accounts payable and accrued expenses .      8,512,463       7,201,997
         Accrued income taxes ..................       (138,436)        793,495
                                                   ------------    ------------
      Net cash provided by operating activities      49,525,112      43,478,092
                                                   ------------    ------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment         600,593         101,889
   Capital additions ...........................    (19,663,849)    (15,044,846)
   Net purchases of municipal bonds ............     (3,169,987)    (52,857,210)
   Change in other assets ......................        123,773         121,811
                                                   ------------    ------------
   Net cash used in investing activities .......    (22,109,470)    (67,678,356)
                                                   ------------    ------------

FINANCING ACTIVITIES
   Cash dividend ...............................     (2,997,356)     (1,998,526)
   Stock repurchase ............................    (20,578,159)
                                                   ------------    ------------
      Net cash used in financing actitvities ...    (23,575,515)     (1,998,526)
                                                   ------------    ------------

   Net increase (decrease) in cash and
      cash equivalents .........................      3,840,127     (26,198,790)

CASH AND CASH EQUIVALENTS
   Beginning of period .........................      1,610,543      38,618,430
                                                   ------------    ------------
   End of period ...............................   $  5,450,670    $ 12,419,640
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes, net ...........................   $ 21,214,137    $ 17,939,134
Noncash investing activities:
   Book value of revenue equipment traded.......   $ 12,136,903    $  5,487,691



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

Note 4.  Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. The Company previously reported municipal bonds with a reset provision of three months or less as a cash equivalent. The Company is now classifying all municipal bonds based upon their original maturity date without respect to any reset provisions. Reclassifications have been completed on all prior periods reported herein to be consistent with this change. Restricted and designated cash and short-term investments totaling $4.1 million at June 30, 2005 and $3.9 million at June 30, 2004 are classified as other assets. The restricted funds represent those required for self-insurance purposes and designated funds that are earmarked for a specific purpose not for general business use.

Note 5.  Short-term Investments

     Investments primarily include municipal bonds with interest reset provisions and short-term municipal bonds. The cost approximates the fair value due to the nature of the investments. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Note 6.  Property, Equipment, and Depreciation

     The Company's tractor fleet has historically been depreciated by the 125% declining balance method applied to cost, net of salvage value. Tractors purchased beginning in June 2004 are being depreciated by the 125% declining balance method applied to the book value of the asset at the beginning of each period. The salvage value is no longer being deducted from the book value each period when computing the depreciation base used to calculate the declining balance depreciation. This resulted in additional depreciation of $980,000 in the second quarter of 2005 and $1.7 million for the six months ended June 30, 2005. Gains on the disposal of fixed assets have been offset against other operating expenses for the periods presented. For the three months ended June 30, 2005 and 2004, $120,299 and $65,638, respectively, of gains on disposal of fixed assets are presented as a reduction of other operating expenses. For the six months ended June 30, 2005 and 2004, $301,641 and $101,889, respectively, of gain on the disposal of fixed assets are presented as a reduction of other operating expenses.

Note 7.  Stock Split

     On July 21, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a fifty percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. This stock split increased the number of outstanding shares to 75.0 million from
50.0 million. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock split for all periods presented.

Note 8.  Stock Repurchase

     In September  2001,  the Board of Directors  approved a repurchase of up to
5.0 million shares of Heartland Express, Inc. common stock. During the quarter ended June 30, 2005, 1.1 million shares were repurchased for $21.6 million at approximately $19.00 per share and the shares were retired. The cost of such shares purchased and retired in excess of their par value was charged to additional paid-in capital of $8.5 million, and the remainder of $13.0 million was charged to retained earnings.

Note 9.  Earnings Per Share

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

Note 10.  Stock Based Compensation

     At June 30, 2005 the Company has a restricted stock award plan. The plan shares are being amortized over a five year period as compensation expense. For the three months ended June 30, 2005 and 2004, compensation expense of $83,378 and $95,106, respectively, was amortized. For the six months ended June 30, 2005 and 2004, compensation expense of $178,486 and $190,214, respectively, was recognized. All stock based compensation is recorded in salaries, wages, and benefits on the statement of operations. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 73.9 million outstanding shares.

Note 11.  New Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. As of June 30, 2005, we believe that SFAS 153 will result in increased depreciation expense of approximately $0.4 million in the third quarter and fourth quarters of 2005. In addition to increased depreciation, gains on the trade-in of assets previously recorded as a reduction in the cost of new assets of approximately $5.4 million will be recorded and offset against other operating expenses in the last six months of 2005. We believe this new accounting pronouncement will increase earnings per share by approximately $0.04 per share during the last six months of 2005.

Note 12.  Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company has commitments at June 30, 2005 to acquire revenue equipment for approximately $26.0 million in the third and fourth quarters of 2005 and $55.9 million in 2006, net of trade-ins. These commitments are expected to be financed from existing cash and investment balances and cash flows from operations.

Note 13.  Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from $24,969 to $27,618. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party. Rent expense paid to the Company's president totaled $152,463 and $149,814 for the six months ended June 30, 2005 and 2004, respectively.

Note 14.  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2005 presentation.

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

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. During the first six months of 2005, freight revenue, excluding fuel surcharge, increased 7.2% to $224.5 million from $209.5 million in the first six months of 2004.

     The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with an average tractor age of 19 months and trailer age of 36 months. During April 2004, the Company entered into an agreement to replace its entire tractor fleet by December 2006. The Company started taking delivery of the new tractors during June 2004. The Company expects future revenue equipment purchases to be financed using current cash and investment balances and cash flow provided by operations.

     The Company continues to work with shippers and drivers to minimize the impact of the revised DOT hours-of-service regulations that took effect on January 4, 2004. These new regulations were rescinded in September 2004 by the United States Circuit Court of Appeals for the District of Columbia on grounds that driver health was not properly addressed. At that time the new regulations were extended to September 30, 2005, at which time further rule changes could become effective.

     The trucking industry continues to experience a shortage of qualified drivers. In order to attract and retain experienced drivers, the Company increased pay for all drivers $0.03 per mile during the first quarter of 2004 and again in the first quarter of 2005. Management believes that the Company continues to offer one of the highest pay packages in the industry. This pay package along with increased recruiting efforts should allow the Company to attract additional qualified drivers; however, a long-term shortage of drivers could hinder growth.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). The new engines have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. All new tractor purchases beginning in 2004 will include engines that conform to the new standards. As a result of these purchases, the operating costs associated with new replacement tractors have increased. Additional EPA engine design requirements will take effect in 2007 and are expected to further reduce fuel efficiency and increase engine prices.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2005      2004      2005      2004
                                          --------  --------  --------  --------
Operating revenue                          100.0%    100.0%    100.0%    100.0%
                                          --------  --------  --------  --------
Operating expenses:
  Salaries, wages, and benefits             33.7%     34.4%     34.8%     35.8%
  Rent and purchased transportation          6.1       8.4       6.3       9.1
  Operations and maintenance                25.0      20.0      24.4      19.8
  Taxes and licenses                         1.7       1.9       1.7       2.0
  Insurance and claims                       3.1       4.8       2.7       3.6
  Communications and utilities               0.7       0.9       0.7       0.9
  Depreciation                               7.0       5.9       7.1       6.1
  Other operating expenses                   3.1       3.0       3.2       3.1
                                          --------  --------  --------  --------
  Total operating expenses                  80.4%     79.3%     80.9%     80.4%
                                          --------  --------  --------  --------
     Operating income                       19.6%     20.7%     19.1%     19.6%
Interest income                              1.6       0.6       1.4       0.6
                                          --------  --------  --------  --------
  Income before income taxes                21.2%     21.3%     20.5%     20.2%
Federal and state income taxes               7.5       7.5       7.3       7.1
                                          --------  --------  --------  --------
  Net income                                13.7%     13.8%     13.2%     13.1%
                                          ========  ========  ========  ========


     The following is a discussion of the results of operations of the three and six month periods ended June 30, 2005 compared with the same periods in 2004, and the changes in financial condition through the second quarter of 2005.

Three Months Ended June 30, 2005 and 2004

     Operating revenue increased $15.4 million (13.5%), to $128.9 million in the second quarter of 2005 from $113.5 million in the second quarter of 2004. The increase in revenue resulted from additional business from existing customers, growth of our customer base, and rate increases. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $6.7 million to $13.0 million in the second quarter of 2005 from $6.3 million in the second quarter of 2004.

     Salaries, wages, and benefits increased $4.4 million (11.1%), to $43.5 million in the second quarter of 2005 from $39.1 million in the second quarter of 2004. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the second quarter of 2005, employee drivers accounted for 91% and independent contractors 9% of the total fleet miles, compared with 88% and 12%, respectively, in the second quarter of 2004. The Company increased pay for all drivers $0.03 per mile during the first quarter of 2005. During the second quarter of 2005, the Company experienced a decrease in workers' compensation costs due to a decrease in frequency and severity of claims. In addition, the Company incurred increased health insurance costs due to increased frequency and severity of claims.

     Rent and purchased transportation decreased $1.7 million (17.8%), to $7.8 million in the second quarter of 2005 from $9.5 million in the second quarter of 2004. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.03 per mile on January 1, 2005.

         Operations and maintenance increased $9.6 million (42.1%), to $32.3 million in the second quarter of 2005 from $22.7 million in the second quarter of 2004. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the second quarter of 2005. In addition, fuel efficiency for new tractors purchased beginning in 2004 is being negatively impacted due to EPA-mandated engine clean air standards.

     Insurance and claims decreased $1.4 million (26.4%), to $4.0 million in the second quarter of 2005 from $5.4 million in the second quarter of 2004. Insurance and claims expense decreased due to a decline in the severity of claims and a decrease in the development factors. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $2.3 million (34.0%), to $9.1 million during the second quarter of 2005 from $6.8 million in the second quarter of 2004. Effective June 1, 2004, the Company began depreciating new tractors by applying the 125% declining balance to the book cost of the tractor. Previously, the 125% declining balance method was applied to book cost, net of salvage. This change in estimate increased depreciation by approximately $980,000 during the three months ended June 30, 2005. In addition, depreciation increased because of the growth of our company-owned tractor and trailer fleet.

     Other operating expenses increased $0.6 million (16.2%), to $3.9 million during the second quarter of 2005 from $3.3 million during the second quarter of 2004. Other operating expenses consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the second quarter of 2005, freight handling and tolls increased $0.6 million and advertising expense related to driver recruiting increased $0.2, million while professional services declined by $0.2 million compared to the second quarter of 2004. For the quarters ended June 30, 2005 and 2004, $120,299 and $65,638, respectively, of gain on the disposal of fixed assets is presented as a reduction of other operating expenses.

     The Company's effective tax rate was 35.5% and 35.0% for the second quarter of 2005 and 2004, respectively. The increase resulted from an increase in state income taxes.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 80.4% during the second quarter of 2005 compared with 79.3% during the second quarter of 2004. Net income increased $1.9 million (12.3%), to $17.6 million during the second quarter of 2005 from $15.7 million during the second quarter of 2004.

Six Months Ended June 30, 2005 and 2004

     Operating revenue increased $27.2 million (12.3%), to $247.5 million in the six months ended June 30, 2005 from $220.3 million in the 2004 period. The increase in revenue resulted from additional business from existing customers, growth of our customer base, and rate increases. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $12.2 million to $23.1 million for the six months ended June 30, 2005 from $10.9 million in the compared 2004 period.

     Salaries, wages, and benefits increased $7.3 million (9.3%), to $86.2 million in the six months ended June 30, 2005 from $78.9 million in the 2004 period. These increases were a result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the

Company and a driver pay increase. During the first six months of 2005, employee drivers accounted for 91% and independent contractors 9% of the total fleet miles, compared with 87% and 13%, respectively, in the compared 2004 period. The Company increased pay for all drivers $0.03 per mile during the first quarter of 2005. In addition, the Company experienced a decrease in workers' compensation costs during the six month period of 2005 due to a decrease in the frequency and severity of workers' compensation claims during the period. The Company experienced an increase in health insurance expense during the six month period of 2005 due to an increase in the frequency and severity of health insurance claims during the period.

     Rent and purchased transportation decreased $4.5 million (22.5%), to $15.5 million in the first six months of 2005 from $20.0 million in the 2004 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.03 per mile on January 1, 2005.

     Operations and maintenance increased $16.7 million (38.4%), to $60.4 million in the six months ended June 30, 2005 from $43.7 million in the 2004 period. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the first six months of 2005. In addition, fuel efficiency for new tractors purchased beginning in 2004 is being negatively impacted due to EPA-mandated engine clean air standards.

     Insurance and claims decreased $1.1 million (13.8%), to $6.8 million in the first six months of 2005 from $7.9 million in the compared 2004 period. The severity of the claims incurred in the six months ended June 30, 2004 exceeded those incurred in the same period of 2005. In addition, the Company experienced a decline in development factors. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $4.0 million (30.4%), to $17.4 million during the first six months of 2005 from $13.4 million in the compared 2004 period. Effective June 1, 2004, the Company began depreciating new tractors by applying the 125% declining balance to the book cost of the tractor. Previously, the 125% declining balance method was applied to book cost, net of salvage. This change in estimate increased depreciation by approximately $1.7 million during the six months ended June 30, 2005. In addition, depreciation increased because of the growth of our company-owned tractor and trailer fleet.

     Other operating expenses increased $1.1 million (16.5%), to $7.9 million during the first six months 2005 from $6.8 million during the compared 2004 period. Other operating expenses consist primarily of freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the six months ended June 30, 2005, freight handling and tolls increased $1.2 million and advertising expense related to driver recruiting increased $0.4 million, while professional services declined by $0.2 million compared to the same period of 2004. For the six months ended June 30, 2005 and 2004, $301,641 and $101,889, respectively, of gain on the disposal of fixed assets is presented as a reduction of other operating expenses.

     The Company's effective tax rate was 35.5% and 35.2% for the six months ended June 30, 2005 and 2004, respectively. The increase resulted from an increase in state income taxes.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 80.9% during the first six months of 2005 compared with 80.4% during the first six months of 2004. Net income increased $3.9 million (13.5%), to $32.7 million during the first six months of 2005 from $28.8 million during the compared 2004 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2005, was net cash provided by operating activities of $49.5 million compared to $43.5 million in the compared 2004 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $19.7 million for the first six months of 2005 compared to $15.0 million for the same period in 2004. Capital expenditures during the last six months of 2005 for revenue equipment net of trade-ins are projected to be approximately $35.1 million.

     During the quarter ended June 30, 2005, the Company repurchased 1.1 million shares of Heartland Express, Inc. common stock, resulting in expenditures of $21.6 million. The Company's Board of Directors has authorized a repurchase of up to a maximum of 5.0 million shares of Heartland Express, Inc. common stock. In addition, the Company paid cash dividends of $3.0 million during the first six months of 2005. The Company declared a $1.5 million cash dividend in June 2005, payable July 1, 2005.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $265.3 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Factors That May Affect Future Results

     The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance and claims costs, to the extent not offset by increases in freight rates, and the resale value of revenue equipment, could reduce the Company's profitability.

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

     In addition to inflation, fluctuations in fuel prices can affect profitability. Based on the Department of Energy national average diesel prices, the cost of fuel increased 31% over the second quarter of 2004. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, short-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges. We expect that high fuel prices will continue to adversely affect our operating expenses during the last six months of 2005.

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

Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products, and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 32% of revenues for the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the top five largest customers accounted for 33% of revenues for both periods. Operating revenue from one customer exceeded 10% of total gross revenues in the three months ended June 30, 2005 and 2004, respectively. Operating revenue from two customers each exceeded 10% of total gross revenues in the six months ended June 30, 2005, while one customer exceeded 10% of gross revenues for the same period of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2005 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of June 30, 2005, and therefore, has no market risk related to debt.

     As of June 30, 2005, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Item 4.  Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities

The following table provides information on the purchase of Heartland Express, Inc. common stock for the periods indicated.

Period                        Total Number     Average Price     Authorization
                               of Shares          Paid per         Remaining
                               Purchased           Share

4/1/2005 - 4/30/2005                - -                - -         5,000,000

5/1/2005 - 5/31/2005               239,700    $       19.09        4,760,300

6/1/2005 - 6/30/2005               894,300    $       18.95        3,866,000
                              ------------    -------------      -----------
      Total                      1,134,000    $       18.97        3,866,000
                              ============    =============      ===========

In September 2001, the Board of Directors of Heartland Express, Inc. approved a Stock Repurchase plan authorizing the repurchase of up to 5.0 million shares of Heartland Express, Inc. common shares. All purchases noted above were made pursuant to that program.


Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None


Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibit
                      10.1 Business Property Lease between Russell A. Gerdin as Lessor and the Company as Lessee, regarding the Company's headquarters at 2777 Heartland Drive, Coralville, Iowa 52241
                      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securi-ties Exchange Act, as amended.
                      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securi-ties Exchange Act, as amended.
                      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K
                      1 Report on Form 8-K, dated April 14, 2005, announcing the Company's financial results for the quarter ended March 31, 2005.
                      2      Report on Form 8-K, dated June 9, 2005,
                             announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HEARTLAND EXPRESS, INC.

Date: August 4 , 2005                      BY /s/JOHN P. COSAERT
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                             financial officer)

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


Date:  August 4 , 2005                      By /s/ RUSSELL A GERDIN
                                            Russell A. Gerdin
                                            Chairman, President and
                                            Chief Executive Officer

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


Date:  August 4 , 2005                     By /s/ JOHN P COASERT
                                           John P. Cosaert
                                           Executive Vice President-Finance
                                           Chief Financial Officer and
                                           Treasurer
                                          (principal accounting and financial
                                           officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:  August 4 , 2005                      By /s/ RUSSELL A GERDIN
                                             Russell A. Gerdin
                                             Chairman, President and
                                             Chief Executive Officer



     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: August 4 , 2005                       By: /s/ JOHN P COSAERT
                                             John P. Cosaert
                                             Executive Vice President
                                             and Chief Financial Officer

Exhibit No. 10.1



                      AMENDED AND RESTATED LEASE AGREEMENT


     THIS AGREEMENT, effective as of June 1, 2005, is a Lease Agreement by and between Russell A. Gerdin, a resident of Iowa ("Lessor") and Heartland Express, Inc. of Iowa, an Iowa corporation ("Lessee").

     THE PARTIES AGREE:

1. Description. The Lessor hereby leases to the Lessee the following described real estate and improvements, all located in the city of Coralville, state of Iowa (the "Property"):

     (a)  Office  building at 2777 Heartland  Drive
     (b)  Office building at 2757 Heartland  Drive
     (c)  Storage building at 2757 Heartland Drive (north of Office Building)

2. Term. The term of this Agreement shall be five (5) years from the 1st day of June 2005, to the 31st day of May 2010.

3. Rent. The Lessee shall pay to the Lessor as rent, at such address as the Lessor may from time to time designate in writing, the sum of $1,657,075.80 in monthly installments of $27,617.93, each payable in advance on the first day of each month commencing on the first day of the term of this Agreement.

4. Opinion to Renew Lease. The Lessee has the option to renew the lease at the end of the term for an additional five (5) years at the existing monthly rent plus a cost-of-living allowance.

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

     (d) Maintain , at Lessee's expense, general liability coverage and any liability coverage which Lessor may require as a result of the particular use of the Property; and

     (e) Maintain, at Lessee's expense, insurance with respect to the Property against loss by fire, lightning , and other perils covered by the standard all-risk endorsement, in an amount equal to at least 100% of full replacement value thereof, with no deduction for depreciation, and shall maintain, at Lessee's expense, insurance against such other hazards and in such amounts as is customarily carried by operators of similar properties. Lessee shall name Lessor as an additional insured upon the policies.

7. Lessee's Improvements. The Lessee shall not make any improvements or alterations to the Property without submitting plans and specifications for such improvements or alterations to the Lessor and securing the Lessor's written consent. The Lessee shall pay all costs of such improvements and alterations, shall provide evidence of such payments to the Lessor upon request, and shall hold the Lessor harmless from any costs, liens, or damages. Any improvements constructed on the Property by the Lessee shall become the property of the Lessor upon the expiration of the term of this Agreement. Any trade fixtures installed by the Lessee may be removed by the Lessee upon the expiration of the term of this Agreement, but the Lessee shall repair ay damage arising from the removal of such trade fixtures.

8. Waste. The Lessee shall not commit or permit any waste of the Property, nor any public or private nuisance on the Property, nor any use of the Property which is contrary to any law, governmental regulation or insurance policy affecting or covering the Property or which may by dangerous to persons or property. The Lessor may enter and inspect the premises at any reasonable time.

9. Assignment. The Lessee shall not assign this Agreement, nor allow any transfer of or lien upon the Lessee's interest in the Agreement by operation of law, nor sublet any portion of the Property, nor permit the use of any portion of the Property by anyone other than the Lessee and the employees, agents and business invitees of the Lessee, without securing the written consent of the Lessor.

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

12. Remedies. Upon a default by the Lessee, the Lessor may reenter and recover possession of the Property with or without terminating the Agreement. If delivery of possession of the Property refused by the Lessee, the Lessor shall be entitled to the appointment of a receiver for the Property by any court of competent jurisdiction, as a matter of right, without regard to the solvency or insolvency of the Lessee, to collect the rents and profits from the Property and apply such rents and profits according to the orders of the court.

13. Termination. Upon termination of the Agreement, the Lessee shall deliver possession of the Property of the Lessor.

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

16. Headings. The paragraph headings of this Lease Agreement are solely for the convenience of the reference and shall not in any way modify the terms and conditions thereof.

17. Binding Effect. This Agreement shall be binding upon the successors in interest of the parties.



LESSOR:                                        LESSEE:
                                               Heartland Expresss, Inc. of Iowa



/s/ RUSSELL A GERDIN                           By: /s/ RUSSELL A GERDIN
Russell A. Gerdin                              Russell A. Gerdin, President





                                 END OF REPORT