Form 10-Q
period 2005-09-30
HEARTLAND EXPRESS INC
filed 2005-11-07
CIK 799233

Microsoft Word 10.0.2627;SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2005              Commission File No.   0-15087


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Nevada                                                93-0926999

(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


2777 Heartland Drive, Coralville, Iowa                            52241
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At September 30, 2005, there were 73,821,500 shares of the Company's $.01 par value common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets
             September 30, 2005 and
             December 31, 2004                                            1-2
           Consolidated Statements of Operations
             for the Three and Nine Months
             Ended September 30, 2005 and 2004                             3
           Consolidated Statement of Stockholders' Equity
             for the Nine Months
             Ended September 30, 2005                                      4
           Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 30, 2005 and 2004                                   5
           Notes to Consolidated Financial Statements                     6-8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   9-15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.    Controls and Procedures                                         15

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities                                           16

Item 3.    Defaults Upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of                              16
           Security Holders

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                              16-17

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                       ASSETS                              September 30,  December 31,
                                                                2005           2004
                                                           ------------   ------------
                                                            (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents .........................   $  3,656,609   $  1,610,543

     Short-term investments ............................    272,854,676    256,727,782

     Trade receivables, net of allowance of
       $775,000 in 2005 and 2004 .......................     44,983,188     37,102,813

     Prepaid tires and tubes ...........................      3,407,570      2,692,090

     Deferred income taxes .............................     27,496,000     24,964,000

     Other prepaid expenses ............................      2,773,510        158,267
                                                           ------------   ------------

       Total current assets ............................    355,171,553    323,255,495
                                                           ------------   ------------

PROPERTY AND EQUIPMENT

     Land and land improvements ........................     10,779,812      9,543,953

     Buildings .........................................     17,494,255     17,494,255

     Furniture and fixtures ............................      1,042,131      1,210,424

     Shop and service equipment ........................      2,605,219      2,557,654

     Revenue equipment .................................    239,645,668    222,842,499
                                                           ------------   ------------

                                                            271,567,085    253,648,785

     Less accumulated depreciation .....................     81,818,608     68,973,751
                                                           ------------   ------------

     Property and equipment, net .......................    189,748,477    184,675,034
                                                           ------------   ------------

GOODWILL ...............................................      4,814,597      4,814,597
OTHER ASSETS ...........................................      4,145,256      4,266,725
                                                           ------------   ------------

                                                           $553,879,883   $517,011,851
                                                           ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          September 30,   December 31,
                                                               2005           2004
                                                          -------------  -------------
                                                            (Unaudited)
CURRENT LIABILITIES

     Accounts payable and accrued liabilities ..........  $  15,513,402  $   9,722,099

     Compensation and benefits .........................     13,602,834     11,151,523

     Income taxes payable ..............................      8,868,330      7,918,914

     Insurance accruals ................................     50,653,644     45,995,442

     Other accruals ....................................      7,409,904      5,995,943
                                                          -------------  -------------

        Total current liabilities ......................     96,048,114     80,783,921
                                                          -------------  -------------

DEFERRED INCOME TAXES ..................................     44,834,000     46,885,000
                                                          -------------  -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Preferred stock, par value $.01; authorized
       5,000,000 share; none issued ....................           --               --

     Common stock, par value $.01; authorized
       395,000,000 shares; issued and
       outstanding 73,821,500 shares in
       2005 and 75,000,000 in 2004 .....................        738,215        750,000

     Additional paid-in capital ........................           --        8,510,305

     Retained earnings .................................    412,793,508    380,906,884
                                                           ------------   ------------

                                                            413,531,723    390,167,189

     Less unearned compensation ........................       (533,954)      (824,259)
                                                           ------------   ------------

                                                            412,997,769    389,342,930
                                                           ------------   ------------

                                                           $553,879,883   $517,011,851
                                                           ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended            Nine months ended
                                                                September 30,               September 30,

                                                             2005           2004           2005           2004

OPERATING REVENUE ...................................   $136,209,698   $117,299,278   $383,738,516   $337,647,731
                                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES:

   Salaries, wages, and benefits ....................   $ 45,028,528   $ 40,305,667   $131,192,465   $119,163,588

   Rent and purchased transportation ................      7,462,499      8,578,807     23,004,432     28,620,347

   Operations and maintenance .......................     38,055,562     25,297,575     98,465,534     68,954,053

   Taxes and licenses ...............................      2,249,347      2,143,218      6,505,283      6,638,458

   Insurance and claims .............................      5,015,569      2,562,377     11,817,266     10,454,595

   Communications and utilities .....................        969,344        886,416      2,596,260      2,828,948

   Depreciation .....................................      9,819,033      7,842,781     27,260,730     21,214,242

   Other operating expenses, net ....................      2,277,868      4,022,516     10,217,239     10,836,071
                                                        ------------   ------------   ------------   ------------

                                                         110,877,750     91,639,357    311,059,209    268,710,302
                                                        ------------   ------------   ------------   ------------

                  Operating income ..................     25,331,948     25,659,921     72,679,307     68,937,429

   Interest income ..................................      1,865,656        805,135      5,252,948      2,024,522
                                                        ------------   ------------   ------------   ------------

      Income before income taxes ....................     27,197,604     26,465,056     77,932,255     70,961,951

   Income taxes .....................................      9,655,150      9,395,071     27,665,951     25,070,700
                                                        ------------   ------------   ------------   ------------

      Net income ....................................   $ 17,542,454   $ 17,069,985   $ 50,266,304   $ 45,891,251
                                                        ============   ============   ============   ============

   Earnings per common share:

       Earnings per share ...........................   $       0.24   $       0.23   $       0.67   $       0.61
                                                        ============   ============   ============   ============

   Weighted average shares outstanding ..............     73,821,609     75,000,000     74,520,040     75,000,000
                                                        ============   ============   ============   ============

   Dividends declared per share .....................   $      0.020   $      0.020   $      0.060   $      0.047
                                                        ============   ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                              Additional                         Unearned
                                                 Common        Paid-In         Retained          Compen-
                                                  Stock        Capital         Earnings           sation            Total
                                                ---------   -------------    -------------    -------------    -------------

Balance, December 31, 2004 ..................   $ 750,000   $   8,510,305    $ 380,906,884    $    (824,259)   $ 389,342,930
Net income ..................................        --              --         50,266,304             --         50,266,304
Dividends on common stock, $0.06 per share ..        --              --         (4,465,028)            --         (4,465,028)
Stock repurchase ............................     (11,785)     (8,492,713)     (13,914,652)            --        (22,419,150)
Forfeiture of stock awards ..................        --           (17,592)            --             17,592             --
Amortization of unearned compensation .......        --              --               --            272,713          272,713
                                                ---------   -------------    -------------    -------------    -------------
Balance, September 30, 2005 .................   $ 738,215   $        --      $ 412,793,508    $    (533,954)   $ 412,997,769
                                                =========   =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                    2005             2004
                                                               -------------    -------------
OPERATING ACTIVITIES
   Net income ..............................................   $  50,266,304    $  45,891,251
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ........................      27,275,733       21,229,245
      Deferred income taxes ................................      (4,583,000)       2,047,000
      Unearned compensation ................................         272,713          285,321
      Gain on disposal of fixed assets .....................      (2,262,664)         (99,804)
      Changes in certain working capital items:
         Trade receivables .................................      (7,880,375)      (2,715,700)
         Other current assets ..............................      (2,615,243)      (1,012,625)
         Prepaid expenses ..................................         494,120         (477,930)
         Accounts payable and accrued expenses .............      10,870,748        9,712,699
         Accrued income taxes ..............................         949,416       (1,973,192)
                                                               -------------    -------------
      Net cash provided by operating activities ............      72,787,752       72,886,265
                                                               -------------    -------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment ............         754,386          166,955
   Purchases of property and equipment, net of trades ......     (28,572,507)     (32,885,937)
   Net purchases of municipal bonds ........................     (16,126,894)     (69,097,789)
   Change in other assets ..................................         106,466         (103,272)
                                                               -------------    -------------
   Net cash used in investing activities ...................     (43,838,549)    (101,920,043)
                                                               -------------    -------------

FINANCING ACTIVITIES
   Cash dividend ...........................................      (4,483,987)      (2,997,473)
   Stock repurchase ........................................     (22,419,150)            --
                                                               -------------    -------------
         Net cash used in financing actitvities ............     (26,903,137)      (2,997,473)
                                                               -------------    -------------

   Net increase (decrease) in cash and cash equivalents ....       2,046,066      (32,031,251)

CASH AND CASH EQUIVALENTS
   Beginning of period .....................................       1,610,543       38,618,430
                                                               -------------    -------------
   End of period ...........................................   $   3,656,609    $   6,587,179
                                                               =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes, net ....................................   $  31,299,435    $  24,996,892
   Noncash investing activities:
      Book value of revenue equipment traded ...............   $  15,909,603    $  16,295,082


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

Note 3.  Segment Information

     The Company has ten operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to-medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4.  Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $4.1 million and $4.2 million at September 30, 2005 and December 31, 2004, respectively, are classified as other assets. The restricted funds represent those required for self-insurance purposes and designated funds that are earmarked for a specific purpose not for general business use.

Note 5.  Short-term Investments

     Short-term investments primarily include municipal bonds with interest reset provisions and short-term municipal bonds. The cost approximates the fair value due to the nature of the investments. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity.

Note 6.  Property, Equipment, and Depreciation

     Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions". This statement requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable. This Statement is effective for non-monetary transactions occurring in fiscal periods beginning after June 15, 2005. Accordingly, the Company implemented SFAS No. 153 for trade-ins of revenue equipment beginning on July 1, 2005 resulting in an increased depreciable basis for revenue equipment acquired through non-monetary exchanges. Gains from the trade-in of revenue equipment were previously deferred as a reduction of the depreciable basis of the new asset and are now presented as a reduction of other operating expenses, net. For the quarter ended September 30, 2005, implementation of SFAS No. 153 resulted in approximately $70,500 of additional depreciation and gains from the trade-in of revenue equipment of $1.9 million.

     For the three months ended September 30, 2005 and 2004, other operating expenses, net include a gain on disposal of all property and equipment of $2.0 million and a loss of $2,085, respectively. For the nine months ended September 30, 2005 and 2004, other operating expenses, net include gains on the disposal of all property and equipment of $2.3 million and $99,804, respectively.

Note 7.  Stock Repurchase

     In September  2001,  the Board of Directors  approved a repurchase of up to
5.0 million shares of Heartland Express, Inc. common stock. During the quarter ended September 30, 2005, the Company purchased 44,500 shares for approximately $900,000 at approximately $19.50 per share and the shares were retired. For the nine months ended September 30, 2005, approximately 1.2 million shares have been repurchased for $22.4 million at approximately $19.00 per share. The cost of such shares purchased and retired in excess of their par value was charged first to additional paid-in capital to the extent of the balance thereof, with the remainder to retained earnings.

Note 8.  Earnings Per Share

     Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share are based upon the weighted average common and common equivalent shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 9.  Stock Based Compensation

     At September 30, 2005 the Company has a restricted stock award plan. The plan shares are being amortized over a five year vesting period as compensation expense. For the three months ended September 30, 2005 and 2004, compensation expense of $94,227 and $95,106, respectively, was recognized. For the nine months ended September 30, 2005 and 2004, compensation expense of $272,713 and $285,321 respectively, was recognized. All stock based compensation is recorded in salaries, wages, and benefits on the consolidated statements of operations. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 73.8 million outstanding shares.

Note 10.  New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted for and recognized in the consolidated statements of operations based on their fair value. The Company does not anticipate that SFAS No. 123(R) will have a significant impact on the Company. The Company does not currently have any share-based compensation other than the restricted stock in
Note 9.

Note 11.  Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company has commitments at September 30, 2005 to acquire revenue equipment for approximately $20.1 million in the fourth quarter of 2005 and $46.6 million in 2006, net of trade-ins. These commitments are expected to be financed from existing cash, cash equivalents, and short-term investment balances and cash flows from operations.

     The Company announced on September 9, 2005 that our Board of Directors declared a regular quarterly dividend of $.02 per common share, payable on October 3, 2005, to stockholders of record on September 22, 2005.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of the current corporate headquarters. Construction is expected to be completed in the spring of 2007.

Note 12.  Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease which provides for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from $24,969 to $27,618. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party. Rent expense paid to the Company's president totaled $82,854 and $74,906 for the three months ended September 30, 2005 and 2004, respectively. Rent expense paid to the Company's president totaled $235,315 and $224,719 for the nine months ended September 30, 2005 and 2004, respectively.

Note 13.  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2005 presentation.

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

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company's primary focus is on regional operations which accounted for 74% of the Company's gross revenues in the third quarter of 2005. These regional operations are conducted from nine locations including the Company's corporate headquarters in Coralville, Iowa. The Company expanded to the Western United States this past quarter with the opening of a regional operating center in Phoenix, Arizona.

     The Company has established a reputation as a provider of quality service to its customers. The keys to maintaining a high level of service are experienced drivers, reliable equipment and equipment availability. Heartland has one of the newest fleets in the industry with and has always hired only experienced drivers with safe driving records. The Company has built a solid financial foundation through effective cost controls including the operation of new equipment, a high driver to non-driver employee ratio, a commitment to safety, and a debt-free balance sheet.

     Over the past five years the Company has achieved a 13.2% compounded annual growth in gross revenues and a 13.9% compounded annual growth in net income. The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fourteen times in the past nineteen years and for the past four consecutive years including 2005. The Company has paid cash dividends over the past nine consecutive quarters. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three Months Ended  Nine Months Ended

                                            September 30,       September 30,
                                            2005     2004       2005     2004
                                           ------   ------     ------   ------
Operating revenue                          100.0%   100.0%     100.0%   100.0%
                                           ------   ------     ------   ------
Operating expenses:
   Salaries, wages, and benefits            33.1%    34.3%      34.2%    35.3%
   Rent and purchased transportation         5.5      7.3        6.0      8.5
   Operations and maintenance               27.9     21.6       25.7     20.4
   Taxes and licenses                        1.7      1.8        1.7      2.0
   Insurance and claims                      3.7      2.2        3.1      3.1
   Communications and utilities              0.7      0.8        0.7      0.8
   Depreciation                              7.2      6.7        7.1      6.3
   Other operating expenses, net             1.6      3.4        2.6      3.2
                                           ------   ------     ------   ------
   Total operating expenses                 81.4%    78.1%      81.1%    79.6%
                                           ------   ------     ------   ------
               Operating income             18.6%    21.9%      18.9%    20.4%
Interest income                              1.4      0.7        1.4      0.6
                                           ------   ------     ------   ------
   Income before income taxes               20.0%    22.6%      20.3%    21.0%
Federal and state income taxes               7.1      8.0        7.2      7.4
                                           ------   ------     ------   ------
   Net income                               12.9%    14.6%      13.1%    13.6%
                                           ======   ======     ======   ======


     The following is a discussion of the results of operations of the three and nine month periods ended September 30, 2005 compared with the same periods in 2004, and the changes in financial condition through the third quarter of 2005.

Three Months Ended September 30, 2005 and 2004

     Operating revenue increased $18.9 million (16.1%), to $136.2 million in the third quarter of 2005 from $117.3 million in the third quarter of 2004. The increase in revenue resulted from increased business with existing customers, expansion of our customer base, and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $8.9 million to $16.3 million in the third quarter of 2005 from $7.4 million in the third quarter of 2004.

     Salaries, wages, and benefits increased $4.7 million (11.7%), to $45.0 million in the third quarter of 2005 from $40.3 million in the third quarter of 2004. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the third quarter of 2005, employee drivers accounted for 92% and independent contractors 8% of the total fleet miles, compared with 89% and 11%, respectively, in the third quarter of 2004. The Company increased pay for all drivers $0.03 per mile during the first quarters of 2005 and 2004. During the third quarter of 2005, the Company experienced a decrease in workers' compensation costs due to a decrease in frequency and severity of claims. In addition, the Company incurred increased health insurance costs due to increased frequency and severity of claims.

     Rent and purchased transportation decreased $1.1 million (13.0%), to $7.5 million in the third quarter of 2005 from $8.6 million in the third quarter of 2004. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.03 per mile on January 1, 2005.

     Operations and maintenance increased $12.8 million (50.4%), to $38.1 million in the third quarter of 2005 from $25.3 million in the third quarter of 2004. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the third quarter of 2005. In addition, fuel efficiency for new tractors purchased beginning in 2004 is being negatively impacted due to EPA-mandated engine clean air standards. Fuel cost per mile increased 45.8% over the compared 2004 period due to a 40.1% increase in fuel cost per gallon and a 5.6% decrease in fuel efficiency for fleet tractors with EPA-mandated clean air engines.

     Insurance and claims increased $2.4 million (95.7%), to $5.0 million in the third quarter of 2005 from $2.6 million in the third quarter of 2004. Insurance and claims expense increased due to an increase in the frequency and severity of claims, and an increase in the claims development factors. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $2.0 million (25.2%), to $9.8 million during the third quarter of 2005 from $7.8 million in the third quarter of 2004. This increase is attributable to the growth of our company-owned tractor fleet, decreased reliance on independent contractors, and the replacement of older model tractors in our fleet. Replacement tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of September 30, 2005, 53% of the Company's tractor fleet had the EPA clean air engine compared to 26% at September 30, 2004. For the quarter ended September 30, 2005, implementation of SFAS No. 153 resulted in approximately $70,500 of additional depreciation.

     Other operating expenses, net decreased $1.7 million (43.3%), to $2.3 million during the third quarter of 2005 from $4.0 million during the third quarter of 2004. Other operating expenses, net consist primarily of costs incurred for freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the third quarter of 2005, freight handling and tolls increased $0.6 million. For the quarters ended September 30, 2005 and 2004, $2.0 million of gain and $2,085 of loss on the disposal of fixed assets is presented as a part of other operating expenses, net. The current period includes a gain of $1.9 million resulting from the implementation of SFAS No.
153. These gains were previously deferred as a reduction of the depreciable basis of new revenue equipment.

     The Company's effective tax rate was 35.5% for the third quarters of both 2005 and 2004.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.4% during the third quarter of 2005 compared with 78.1% during the third quarter of 2004. For the three months ended, September 30, 2005 the operating ratio, excluding the effect of gains from trade-ins of revenue equipment and the related increase in depreciation expense resulting from the July 1, 2005 implementation of SFAS No. 153 was 82.8%. Net income increased $.5 million (2.8%), to $17.6 million during the third quarter of 2005 from $17.1 million during the third quarter of 2004.

Nine Months Ended September 30, 2005 and 2004

     Operating revenue increased $46.1 million (13.7%), to $383.7 million in the nine months ended September 30, 2005 from $337.6 million in the 2004 period. The increase in revenue resulted from increased business with existing customers, expansion of our customer base, and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $21.1 million to $39.4 million for the nine months ended September 30, 2005 from $18.3 million in the compared 2004 period.

     Salaries, wages, and benefits increased $12.0 million (10.1%), to $131.2 million in the nine months ended September 30, 2005 from $119.2 million in the 2004 period. These increases were a result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the first nine months of 2005, employee drivers accounted for 91% and independent contractors 9% of the total fleet miles, compared with 87% and 13%, respectively, in the compared 2004 period. The Company increased pay for all drivers $0.03 per mile during the first quarters of 2005 and 2004. In addition, the Company experienced a decrease in workers' compensation costs during the nine month period of 2005 due to a decrease in the frequency and severity of workers' compensation claims during the period. The Company experienced an increase in health insurance expense during the nine month period of 2005 due to an increase in the frequency and severity of health insurance claims during the period.

     Rent and purchased transportation decreased $5.6 million (19.6%), to $23.0 million in the first nine months of 2005 from $28.6 million in the 2004 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.03 per mile on January 1, 2005.

     Operations and maintenance increased $29.5 million (42.8%), to $98.5 million in the nine months ended September 30, 2005 from $69.0 million in the 2004 period. The increase in operations and maintenance is primarily attributable to increased fuel costs due to the increased percentage of fleet miles driven by employee drivers and record high fuel prices during the first nine months of 2005. In addition, fuel efficiency for new tractors purchased beginning in 2004 is being negatively impacted due to EPA-mandated engine clean air standards. Fuel cost per mile increased 41.6% over the compared 2004 period due to a 35.8% increase in fuel cost per gallon and a 7.8% decrease in fuel efficiency for fleet tractors with EPA-mandated clean air engines.

     Insurance and claims increased $1.4 million (13.0%), to $11.8 million in the first nine months of 2005 from $10.4 million in the compared 2004 period. The frequency and severity of the claims incurred in the nine months ended September 30, 2005 exceeded those incurred in the same period of 2004. In addition, the Company experienced an increase in claims development factors during the current period. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Depreciation increased $6.1 million (28.5%), to $27.3 million during the first nine months of 2005 from $21.2 million in the compared 2004 period. This increase is attributable to the growth of our company-owned tractor fleet, decreased reliance on independent contractors, and the replacement of older model tractors in our fleet. Replacement tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of September 30, 2005, 53% of the Company's tractor fleet had the EPA clean air engine compared to 26% at September 30, 2004. For the nine months ended September 30, 2005, implementation of SFAS No. 153 resulted in approximately $70,500 of additional depreciation.

     Other operating expenses, net decreased $.6 million (5.7%), to $10.2 million during the first nine months 2005 from $10.8 million during the compared 2004 period. Other operating expenses, net consist primarily of freight handling, highway tolls, driver recruiting expenses, and administrative costs. During the nine months ended September 30, 2005, freight handling and tolls increased $1.8 million and advertising expense related to driver recruiting increased $0.4 million. For the nine months ended September 30, 2005 and 2004, $2.3 million and $0.1 million, respectively, of gain on the disposal of fixed assets is presented as a reduction of other operating expenses, net. The current period includes a gain of $1.9 million resulting from the implementation of SFAS No. 153. These gains were previously deferred as a reduction of the depreciable basis of new revenue equipment.

     The Company's effective tax rate was 35.5% and 35.3% for the nine months ended September 30, 2005 and 2004, respectively. The increase resulted from an increase in state income taxes.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.1% during the first nine months of 2005 compared with 79.6% during the first nine months of 2004. For the nine months ended, September 30, 2005 the operating ratio, excluding the effect of gains from trade-ins of revenue equipment and the related increase in depreciation expense resulting from the July 1, 2005 implementation of SFAS No. 153 was 81.5%. Net income increased $4.4 million (9.5%), to $50.3 million during the first nine months of 2005 from $45.9 million during the compared 2004 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2005 and 2004 was net cash provided by operating activities of $72.8 million and $72.9 million, respectively.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $28.6 million for the first nine months of 2005 compared to $32.9 million for the same period in 2004. Capital expenditures during the last three months of 2005 for revenue equipment net of trade-ins are projected to be approximately $20.1 million.

     During the nine months ended  September 30, 2005,  the Company  repurchased
1.2 million shares of its common stock in the amount of $22.4 million. The Company's Board of Directors authorized a repurchase of up to a maximum of 5.0 million shares of the Company's common stock. At September 30, 2005, the Company has 3.8 million shares remaining under the current Board authorization. Future purchases are dependent upon market conditions. In addition, the Company paid cash dividends of $4.5 million during the first nine months of 2005. The Company declared a $1.5 million cash dividend in September 2005, payable on October 3, 2005.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $276.5 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

     The Company implemented SFAS No. 153 for trade-ins of revenue equipment beginning on July 1, 2005 resulting in an increased depreciable basis for revenue equipment acquired through non-monetary exchanges. Gains from the trade-in of revenue equipment were previously deferred as a reduction of the depreciable basis of the new asset and are now presented as a reduction of other operating expenses, net. Future results will be affected by the timing of the trade-ins of revenue equipment.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). The new engines have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. All new tractor purchases beginning in 2004 include engines that conform to the new standards. As a result of these purchases, the operating costs, primarily fuel and depreciation, associated with new replacement tractors have increased. Additional EPA engine design requirements will take effect in 2007 and are expected to further reduce fuel efficiency and increase engine prices.

     The Federal Motor Carrier Safety Administration revised the federal hours of service regulations effective October 1, 2005. The most significant change requires that drivers utilizing the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Under the previous regulations, drivers were allowed to split their ten hour off-duty time in the sleeper berth in two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision may impact multi-stop shipments and those shipments incurring delays in loading or unloading. The inability to properly plan on such shipments could have a negative impact on equipment utilization.

     The Company is committed to safety and customer service and thus hires only experienced and safe drivers. The industry continues to experience a limited supply of drivers meeting the Company's hiring requirements. The Company is promoting fleet growth through an industry leading compensation package, a newer fleet of tractors and trailers, and a continued focus on quality of life and professionalism. The inability to hire and retain qualified drivers could have a negative impact on future growth and earnings.


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

     In addition to inflation, fluctuations in fuel prices can affect profitability. Based on the Department of Energy national average diesel prices, the cost of fuel increased 40% over the third quarter of 2004 primarily due to the impact of hurricanes Rita and Katrina. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, short-term increases are not fully recovered. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges. We expect that high fuel prices will continue to adversely affect our operating expenses during the last three months of 2005.

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

Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products, and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 32% and 34% of revenues for the quarters ended September 30, 2005 and 2004, respectively. The top five largest customers accounted for 32% and 33% of revenues for the nine months ended September 30, 2005 and 2004, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in both the three and nine month periods ended September 30, 2005 and 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2005 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of September 30, 2005, and therefore, has no market risk related to debt.

     As of September 30, 2005, the Company has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Item 2.   Changes in Securities

The following table provides information on the Company's repurchase of common stock for the periods indicated.


Period                        Total Number       Average Price     Authorization
                               of Shares           Paid per          Remaining
                               Purchased             Share

4/1/2005 - 4/30/2005                - -                - -            5,000,000
5/1/2005 - 5/31/2005             239,700             $19.09           4,760,300
6/1/2005 - 6/30/2005             894,300             $18.95           3,866,000
7/1/2005 - 7/31/2005              44,500             $19.49           3,821,500
8/1/2005 - 8/31/2005               - -                - -             3,821,500
9/1/2005 - 9/30/2005               - -                - -             3,821,500
                               ---------          -----------       ------------
       Total                   1,178,500             $18.99           3,821,500
                               =========          ===========       ============

In September 2001, the Board of Directors of Heartland Express, Inc. approved a Stock Repurchase plan authorizing the repurchase of up to 5.0 million shares of its common shares. All purchases noted above were made pursuant to that program.


Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
                 31.1  Certification of Chief Executive Officer
                       Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
                 31.2  Certification of Chief Financial Officer
                       Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
                 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K
                1. Report on Form 8-K, dated July 18, 2005, announcing the
                   Company's financial results for the quarter ended
                   June 30, 2005.
                2. Report on Form 8-K, dated September 9, 2005, announcing the declaration of a quarterly cash dividend.
                3. Report on Form 8-K, dated September 19, 2005, announcing the
                   Company expansion to the Western United States.
                4. Report on Form 8-K, dated September 22, 2005, announcing plans for a new corporate headquarters.


No other information is required to be filed under Part II of the form.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEARTLAND EXPRESS, INC.

Date: November 7, 2005              BY /s/ JOHN P COSAERT
                                      -------------------
                                    John P. Cosaert
                                    Executive Vice President-Finance,
                                    Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

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


Date:  November 7, 2005                                 By /s/ RUSSELL A GERDIN
                                                          ---------------------
                                                        Russell A. Gerdin
                                                        Chairman, President and
                                                        Chief Executive Officer

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


Date:  November 7, 2005                         By /s/ JOHN P COSAERT
                                                   -------------------
                                                John P. Cosaert
                                                Executive Vice President-Finance
                                                Chief Financial Officer and
                                                Treasurer
                                                (principal accounting and
                                                 financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.






Dated:  November 7, 2005                             By /s/ RUSSELL A GERDIN
                                                        --------------------
                                                     Russell A. Gerdin
                                                     Chairman, President and
                                                     Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: November 7, 2005                              By: /s/ JOHN P COSAERT
                                                         ------------------
                                                     John P. Cosaert
                                                     Executive Vice President
                                                     and Chief Financial Officer