Form 10-K
period 2005-12-31
HEARTLAND EXPRESS INC
filed 2006-03-13
CIK 799233

2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    To                    .
                                     -------------------   -------------------

                         Commission file number 0-15087

                             HEARTLAND EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                          93-0926999
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
      of Incorporation)

 2777 Heartland Drive, Coralville, Iowa                     52241
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: 319-545-2728

Securities Registered Pursuant to section 12(b) of the Act:  None

Securities Registered Pursuant to section 12(g) of the Act:

    Common stock, $0.01 par value                The NASDAQ National Market


Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. YES [ X ] NO [   ]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 of Section 15(d) of the Act. YES [   ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]    NO  [    ]

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Act).
YES [ X ]    NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $860,008,000. As of February 28, 2006 there were 73,821,500 shares of the Company's common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 11, 2006 are incorporated by reference in Part III.

                                TABLE OF CONTENTS



                                                                      Page
                          Part I
Item 1.  Business                                                       1

Item 1A. Risk Factors                                                   5

Item 1B. Unresolved Staff Comments                                      9

Item 2.  Properties                                                     9

Item 3.  Legal Proceedings                                              9

Item 4.  Submission of Matters to a Vote of Security Holders            9

                          Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                           10

Item 6.  Selected Financial Data                                       12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk    19

Item 8.  Financial Statements and Supplementary Data                   20

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                           31

Item 9A. Controls and Procedures                                       32

Item 9B. Other Information                                             34

                          Part III

Item 10.  Directors and Executive Officers of the Registrant           34

Item 11.  Executive Compensation                                       34

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                   34

Item 13.  Certain Relationships and Related Transactions               34

Item 14.  Principal Accounting Fees and Services                       34

                          Part IV

Item 15.  Exhibits, Financial Statement Schedule                       35

                          PART I
ITEM 1. BUSINESS

     This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

General

     Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier based near Iowa City, Iowa. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In the second quarter of 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the nineteen years from 1986 to 2005, Heartland has grown to $523.8 million in revenue from $21.6 million and net income has increased to $71.9 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions. More information regarding the Company's revenues, profits, and assets for the past three years can be found in our "Consolidated Balance Sheets" and "Consolidated Statements of Income" that are included in this report.

     In addition to internal growth, Heartland has completed five acquisitions since 1987 with the most recent in 2002. In June 2002, the Company purchased the business and trucking assets of Chester, Virginia based truckload carrier Great Coastal Express. These five acquisitions have enabled Heartland to solidify its position within existing regions, expand into new operating regions, and to pursue new customer relationships in new markets. The Company will continue to evaluate acquisition candidates that meet its financial and operating objectives.

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Equipment, Inc., and A & M Express, Inc. The Company operates as one reportable operating segment.

Operations

     Heartland's operations department focuses on the successful execution of customer expectations and providing consistent opportunity for the fleet of employee drivers and independent contractors, while maximizing equipment utilization. These objectives require a combined effort of marketing, regional operations managers, and fleet management.

     The Company's operations department is responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and United States Department of Transportation (the "DOT") compliance, customer needs and service requirements, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

     Fleet management employees are responsible for driver management and development. Additionally, they maximize the capacity that is available to the organization to meet the service needs of the Company's customers. Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

     Serving the short-to-medium haul market (523-mile average length of haul in 2005) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates eight specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Chester, Virginia; Olive Branch, Mississippi; and Phoenix, Arizona. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal and are designed to meet the needs of significant customers in those regions.

     Personnel at the regional locations manage these operations, and the Company uses a centralized computer network and regular communication to achieve company-wide load coordination.

     The Company emphasizes customer satisfaction through on-time performance, dependable late-model equipment, and consistent equipment availability to meet the volume requirements of its large customers. The Company also maintains a high trailer to tractor ratio, which facilitates the positioning of trailers at customer locations for convenient loading and unloading. This minimizes waiting time, which increases tractor utilization and promotes driver retention.

Customers and Marketing

     The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling. We believe Heartland's reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.

     Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building lane density in the Company's primary traffic lanes will minimize empty miles and enhance driver "home time."

     The Company's 25, 10, and 5 largest customers accounted for 61%, 43%, and 32% of revenue, respectively, in 2005. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 13% of revenue in 2005. No other customer accounted for as much as ten percent of revenue.

Seasonality

     The nature of the Company's primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs, and retail goods) causes it to be distributed with relative uniformity throughout the year. However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries. In addition, the Company's operating expenses historically have been higher during the winter months due to increased operating costs and higher fuel consumption in colder weather.

Drivers, Independent Contractors, and Other Employees

     Heartland relies on its workforce in achieving its business objectives. As of December 31, 2005, Heartland employed 3,029 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.

     Management's strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers; (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes. All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. All tractors are equipped with satellite-based mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. Tractors purchased prior to 2004 are manufactured by Freightliner LLC, a Daimler Chrysler Company. In June, 2004 the Company began the replacement of its entire tractor fleet with trucks manufactured by Navistar International Corporation. Primarily all of the Company's trailers are manufactured by Wabash National Corporation. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

     Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These new emission standards have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. The EPA has mandated additional engine emissions requirements that will take effect in 2007. Compliance with the 2007 standards is expected to further increase the cost of new tractors, decrease fuel economy, and increase maintenance costs. The inability to recover these cost increases with rate increases or cost reduction efforts could adversely affect the Company's results of operations.

Fuel

     The Company purchases fuel through a network of approximately 28 fuel stops throughout the United States at which the Company has negotiated price discounts. Bulk fuel sites are maintained at ten of the Company's terminal locations in order to take advantage of volume pricing. Both aboveground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

     Increases in fuel prices can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable.

Competition

     The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes. The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, and equipment availability. The Company competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. In addition, there is a strong competition within the industry for hiring of drivers and independent contractors.

Safety and Risk Management

     We are committed to promoting and maintaining a safe operation. Our safety program is designed to minimize accidents and to conduct our business within governmental safety regulations. The Company hires only safe and experienced drivers. We communicate safety issues with drivers on a regular basis and emphasize safety through equipment specifications and regularly scheduled maintenance intervals. Our drivers are compensated and recognized for the achievement of a safe driving record.

     The primary risks associated with our business include cargo loss and physical damage, personal injury, property damage, and workers' compensation claims. The Company self-insures a portion of the exposure related to all of the aforementioned risks. Insurance coverage including self-insurance retention levels are evaluated on an annual basis. The Company actively participates in the settlement of each claim incurred.

     The Company self-insures auto liability (personal injury and property damage) claims up to $1.0 million per occurrence. In addition, the Company is responsible for the first $2.0 million in the aggregate for all claims in excess of $1.0 million and below $2.0 million. Liabilities in excess of these amounts and up to $50.0 million per occurrence are assumed by an insurance company. The Company assumes any liability in excess of $50.0 million. Catastrophic physical damage coverage is carried to protect against natural disasters. The Company self-insures workers' compensation claims up to $1.0 million per occurrence. The Company increased the retention amount from $500,000 to $1.0 million effective April 1, 2005. All amounts in excess of $1.0 million are covered by an insurance company. In addition, primary and excess coverage is maintained for employee medical and hospitalization expenses.

Regulation

     The Company is a common and contract motor carrier regulated by the DOT and various state and local agencies. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

     The Federal Motor Carrier Safety Administration (the "FMCSA") of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations governing the hours of service for drivers of commercial vehicles that deliver freight. The new rules became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected the new hours of service rules for truck drivers, contending that the FMCSA had failed to properly address the impact of the rules on the health of drivers as required by Congress. On September 30, 2004, the extension of the federal highway bill signed into law by the President extended the previously vacated 2003 hours of service rules until the FMCSA could adopt a new set of regulations, but not later than September 30, 2005. Effective October 1, 2005, all truckload carriers became subject to revised hours of service regulations. The only significant change from the previous regulations is that a driver using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to more efficiently plan their schedules and may have a negative impact on mileage productivity. It is expected that the greatest impact will be for multiple-stop shipments or those shipments with pickup or delivery delays. Multiple-stop shipments are an insignificant portion of the Company's business. The Company has avoided a significant disruption in productivity through proper planning and customer communications in an effort to more efficiently schedule driver loading and unloading of freight.

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

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies. These laws and regulations include the management of underground fuel storage tanks, the transportation of hazardous materials, the discharge of pollutants into the air and surface and underground waters, and the disposal of hazardous waste.

The Company transports an insignificant number of hazardous material shipments. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings and competitive position. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Available Information

     The Company files its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC"). The public may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the SEC are available to the public over the Internet at the SEC's website at http://www.sec.gov and through a hyperlink on the Company's Internet website, at http://www.heartlandexpress.com.

ITEM 1A.  RISK FACTORS

     Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control.

     Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers' inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers' business cycles. Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

     We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

     In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historic rates.

     Historically, we have experienced significant and rapid growth in revenue and profits. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

     We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines. We have decided to upgrade our fleet with pre-2007 engines and other carriers may seek to do the same, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, when we do decide to purchase tractors with post-2007 engines, such engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses. At December 31, 2005, 68.6% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards. Our entire tractor fleet will be comprised of tractors with such engines by the end of 2006.

     In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to offset the cost of new revenue equipment. The demand for used revenue equipment is currently stable. However, a reversal of this trend could result in lower market values. This would increase our capital expenditures for new revenue equipment and increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

     We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere and hurricanes, and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

     Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, continues to increase. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package. We have increased our driver compensation on several occasions recently, and we are implementing additional pay increases in certain areas in 2006. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

     Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher prices, could adversely affect our results of operations.

     The DOT, through the Federal Motor Carrier Safety Administration Act, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any proposed rules, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

     In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

     Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

     In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at the majority of our facilities.

     If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

     Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and are expected to become effective in 2007 which are discussed above under "Risk Factors - Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

     Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

     We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a short-term, negative impact our operations and profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to develop and retain a core group of managers could have a materially adverse effect on our business. The Company has developed a structured business plan and procedures to prevent a long-term effect on future profitability due to the loss of key management employees.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

     A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2005, our top 25 customers, based on revenue, accounted for approximately 61% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Seasonality and the impact of weather affect our operations and profitability.

     Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather which creates higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Ongoing insurance and claims expenses could significantly reduce our earnings.

     Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

     We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently use a centralized computer network and regular communication to achieve system-wide load coordination. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In the event of a significant system failure, our business could experience significant disruption.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     Heartland's headquarters is located adjacent to Interstate 80, near Iowa City, Iowa. The facilities include five acres of land, two office buildings of approximately 25,000 square feet combined and a storage building, all leased from the Company's president and principal stockholder. Company-owned facilities at this location include land with three tractor and trailer maintenance garages totaling approximately 26,500 square feet, and a safety and service complex adjacent to Heartland's corporate offices. The adjacent facility provides the Company with six acres of additional trailer parking space, a drive-through inspection bay, an automatic truck wash facility, and 6,000 square feet of office space and driver facilities. In the third quarter of 2005, the Company announced the planned construction of a new corporate headquarters and shop facility. The new site will be on 40 acres of land in North Liberty, Iowa which is located on Interstate 380 and represents a centralized location along the Cedar Rapids/Iowa City business corridor. The new facility will be funded with proceeds from the sale of the current corporate headquarters and cash flows from operations. The Company anticipates the facility being completed and ready for occupancy in 2007.

     The Company owns regional facilities in Ft. Smith, Arkansas; O'Fallon, Missouri; Atlanta, Georgia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Chester, Virginia; and Carlisle, Pennsylvania. The Company leases a facility in Phoenix, Arizona. In 2005, the Company acquired fourteen acres of land in Phoenix, Arizona for the construction of a new regional operating facility. Construction is scheduled to begin in 2006 and will be financed by cash flows from operations. A company-owned facility in Dubois, Pennsylvania is being leased to an unrelated third party. The agreement for the Dubois property is in the final year of a 10 year term with annual minimum rentals of $240,000. The lessee has an obligation to purchase the facility at the end of the lease term. A vacant, company-owned facility in Columbus, Ohio is available for sale or rent.

ITEM 3.  LEGAL PROCEEDINGS

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

     During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

     The Company's common stock has been traded on the NASDAQ National Market under the symbol HTLD, since November 5, 1986, the date of the Company's initial public offering. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company's common stock as reported by NASDAQ and the Company's dividends declared per common share from January 1, 2004 to December 31, 2005. The prices and dividends declared have been restated to reflect a three-for-two stock split on August 20, 2004.

                                                             Dividends Declared
     Period                       High           Low         Per Common Share
Calendar Year 2005
   1st Quarter                  $ 23.11        $ 19.05             $.020
   2nd Quarter                    20.79          17.74              .020
   3rd Quarter                    21.74          18.78              .020
   4th Quarter                    22.18          18.75              .020

Calendar Year 2004
   1st Quarter                  $ 16.76        $ 14.08            $ .013
   2nd Quarter                    18.33          14.79              .013
   3rd Quarter                    18.88          16.87              .020
   4th Quarter                    23.21          17.81              .020

     On January 31, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $23.29 per share.

     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of January 25, 2006, the Company had 230 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past ten consecutive quarters. The Company does not currently intend to discontinue the quarterly cash dividend program. However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Split

     On July 21, 2004, the Board of Directors approved a three-for-two stock split, affected in the form of a fifty percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. This stock split increased the number of outstanding shares to 75.0 million from
50.0 million. The number of common shares issued and outstanding and all per share amounts reflect the stock split for all periods presented.

Stock Repurchase

     In September 2001, the Board of Directors  approved the repurchase of up to
5.0 million shares of Heartland Express, Inc. common stock. During the year ended December 31, 2005, 1.2 million shares were repurchased for $22.4 million at approximately $19.02 per share and the shares were retired. The cost of such shares purchased and retired in excess of their par value in the amount of approximately $8.5 million was charged to additional paid-in capital, with the remaining balance of approximately of $13.9 million charged to retained earnings.

Stock Based Compensation

     At December 31, 2005 the Company has a restricted stock award plan. In 2002, the Company's president transferred 136,125 shares to the plan on behalf of key employees. The shares vest over a five year period or upon the death or disability of the recipient. The plan shares are being amortized over the five-year vesting period as compensation expense. Amortized compensation expense of $363,568, $380,427, and $364,851 for the years ended December 31, 2005, 2004, and 2003, respectively, is recorded in salaries, wages, and benefits on the statement of income. The unamortized portion of the stock awards is recorded in stockholders' equity as unearned compensation. All unvested shares are included in the Company's 73.8 million outstanding shares. There are 50,850 unvested shares as of December 31, 2005. The Company does not maintain a stock option plan for the benefit of officers, employees, and directors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below is derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

                                                                      Year Ended December 31,
                                                               (in thousands, except per share data)
                                         2005          2004           2003           2002           2001
                                      ---------     ----------     ----------     ----------     ----------
Statements of Income Data:
Operating revenue                     $ 523,793     $  457,086     $  405,116     $  340,745     $  294,617
                                      ---------     ----------     ----------     ----------     ----------
Operating expenses:
  Salaries, wages, and benefits         174,180        157,505        141,293        109,960         87,643
  Rent and purchased transportation      29,635         36,757         49,988         64,159         65,912
  Fuel                                  123,558         83,263         62,218         43,463         36,355
  Operations and maintenance             14,955         12,939         13,298         12,872         11,548
  Operating taxes and licenses            8,969          8,996          8,403          7,144          6,189
  Insurance and claims                   17,938         16,545          2,187          9,193          7,619
  Communications and utilities            3,554          3,669          3,605          2,957          2,903
  Depreciation                           38,228         29,628         26,534         20,379         17,001
  Other operating expenses, net           8,664         14,226         12,493          8,569          6,828
                                      ---------     ----------     ----------     ----------     ----------
                                        419,681        363,528        320,019        278,696        241,998
                                      ---------     ----------     ----------     ----------     ----------
         Operating income (2)           104,112         93,558         85,097         62,049         52,619
Interest income                           7,373          3,071          2,046          2,811          4,435
                                      ---------     ----------     ----------     ----------     ----------
Income before income taxes              111,485         96,629         87,143         64,860         57,054
Income taxes                             39,578         34,183         29,922         22,053         19,398
                                      ---------     ----------     ----------     ----------     ----------
Net income (2)                        $  71,907     $   62,446     $   57,221     $   42,807     $   37,656
                                      =========     ==========     ==========     ==========     ==========
Weighted average shares
outstanding (1)                          74,344         75,000         75,000         75,000         75,000
                                      =========     ==========     ==========     ==========     ==========
Earnings per share (1) (2)            $    0.97     $     0.83     $     0.76     $     0.57     $     0.50
                                      =========     ==========     ==========     ==========     ==========
Dividends per share (1)               $   0.080     $    0.067     $    0.027     $        -     $        -
                                      =========     ==========     ==========     ==========     ==========

Balance Sheet data:
Net working capital                   $ 271,263     $  242,472     $  186,648     $  146,297     $   147,904
Total assets                            573,508        517,012        448,407        373,108         314,238
Stockholders' equity                    433,252        389,343        331,516        275,930         232,789

The Company had no long-term debt during any of the five years presented.

(1) Periods 2001 through 2004 have been adjusted to reflect the three-for-two stock split.
(2) Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board ("APB") Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). The prospective application of SFAS 153 after June 30, 2005 resulted in the recognition of gains from the trade-in of revenue equipment which is offset by increased depreciation (see note 2 of the notes to consolidated financial statements for further discussion of SFAS 153). As a result of SFAS 153, operating income, net income, and earnings per share during 2005 increased $6.1 million, $3.9 million, and $0.05, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 62.8% of the 2005 operating revenues. The Company expanded to the Western United States in the second quarter of 2005 with the opening of a regional operating center in Phoenix, Arizona. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At December 31, 2005, the Company's tractor fleet had an average age of 1.5 years while the trailer fleet had an average age of 3.2 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company achieved record operating results during the year ended December 31, 2005. The Company ended the year with operating revenues of $523.8 million, including fuel surcharges, net income of $71.9 million, and earnings per share of $0.97 on average outstanding shares of 74.3 million. The Company posted an 80.1% operating ratio (operating expenses as a percentage of operating revenues) and a 13.7% net margin. The Company ended the year with cash, cash equivalents, and short-term investments of $287.6 million and a debt-free balance sheet. The Company has total assets of $573.5 million at December 31, 2005. The Company achieved a return on assets of 13.2% and a return on equity of 17.5%, both improvements over 2004. The Company's cash flow from operations for the year of $104.9 million was 20.0% of operating revenues.

     The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company increased pay for all drivers by $0.03 per mile during both the first quarters of 2004 and 2005. Effective October 2, 2004, the Company began paying all drivers an incremental amount for miles driven in the upper Northeastern United States. The Company has solidified its position as an industry leader in driver compensation with these aforementioned increases. The Company is implementing additional driver pay increases in 2006 for selected regional operations including a fleet-wide incentive to maintain a hazardous materials endorsement on their commercial driver's license.

Results of Operations

     The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

                                                Year Ended December 31,
                                          ----------------------------------
                                            2005         2004         2003
                                          --------     --------     --------
Operating revenue                          100.0%       100.0%       100.0%
                                          --------     --------     --------
Operating expenses:
   Salaries, wages, and benefits            33.3%        34.4%        34.9%
   Rent and purchased transportation         5.7          8.0         12.4
   Fuel                                     23.6         18.2         15.4
   Operations and maintenance                2.8          2.8          3.2
   Operating taxes and license               1.7          2.0          2.1
   Insurance and claims                      3.4          3.6          0.5
   Communications and utilities              0.7          0.8          0.9
   Depreciation                              7.3          6.5          6.5
   Other operating expenses, net             1.6          3.2          3.1
                                          --------     --------     ---------
                                            80.1%        79.5%        79.0%
                                          --------     --------     ---------
      Operating income                      19.9%        20.5%        21.0%
Interest income                              1.4          0.7          0.5
                                          --------     --------     ---------
   Income before income taxes               21.3%        21.2%        21.5%
Income taxes                                 7.6          7.5          7.4
                                          --------     --------     ---------
       Net income                           13.7%        13.7%        14.1%
                                          ========     ========     =========

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

     Operating revenue increased $66.7 million (14.6%) to $523.8 million in 2005 from $457.1 million in 2004, as a result of the Company's expansion of its fleet and customer base as well as improved freight rates and improved utilization of fleet capacity. Operating revenue for both periods was positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $31.2 million to $59.7 million from $28.5 million reported in 2004.

     Salaries, wages, and benefits increased $16.7 million (10.6%), to $174.2 million in 2005 from $157.5 million in 2004. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. The Company increased driver pay by $0.03 per mile in the first quarter of 2005 for the second consecutive year. During the fourth quarter of 2004, the Company implemented additional mileage pay for miles driven in the Northeast corridor of the United States. These increases to driver compensation resulted in a cost increase of approximately $9.2 million in 2005. During 2005, employee drivers accounted for 92% and independent contractors 8% of the total fleet miles, compared with 88% and 12%, respectively, in 2004. Workers' compensation expense decreased $4.0 million (53.0%) to $3.6 million in 2005 from $7.6 million in 2004 due to a decrease in frequency and severity of claims. Health insurance expense increased $3.2 million (71.2%) to $7.7 million in 2005 from $4.5 million in 2004 due to an increase in frequency and severity of claims and increased reliance on employee drivers. The Company plans to implement driver pay increases for select operating regions in 2006. The Company's salaries, wages, and benefits will increase accordingly in future periods.

     Rent and purchased transportation decreased $7.2 million (19.4%), to $29.6 million in 2005 from $36.8 million in 2004. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel stabilization. The Company increased the base mileage rate for independent contractors by $0.03 per mile in the first quarter of 2005 for the second consecutive year. During the fourth quarter of 2004, the Company implemented additional mileage pay for miles driven in the Northeast corridor of the United States. These increases resulted in additional cost of $0.8 million in 2005.

     Fuel increased $40.3 million (48.4%) to $123.6 million in 2005 from $83.3 million in 2004. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 39.7% in 2005 compared to 2004. Fuel cost per mile, net of fuel surcharge, increased 12.0% in 2005 compared to 2004. The Company's fuel cost per gallon increased 34.5% in 2005 compared to 2004 primarily due to continued instability in the Middle East and severe hurricanes in the Gulf Coast region. In addition, the fuel economy for tractors with the EPA-mandated clean air engines decreased 7.3%. In 2005, tractors with the EPA-mandated clean air engine accounted for 47.9% of the miles generated by the company-owned fleet.

     Operations and maintenance increased $2.0 million (15.6%) to $14.9 million in 2005 from $12.9 million in 2004. The increase is primarily attributable to the growth of the company-owned tractor and trailer fleets and the associated costs to maintain revenue equipment.

     Insurance and claims increased $1.4 million (8.4%), to $17.9 million in 2005 from $16.5 million in 2004 due to an increase in the frequency and severity of claims.

     Depreciation increased $8.6 million (29.0%), to $38.2 million in 2005 from $29.6 million in 2004. The increase is due to growth of the Company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS 153 (see note 2 of the notes to consolidated financial statements for further discussion of SFAS 153). In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS 153.

     Other operating expenses decreased $5.6 million (39.1%), to $8.6 million in 2005 from $14.2 million in 2004. Other operating expenses consist of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, administrative costs, and gains on disposal of property and equipment. During 2005, expenses related to freight handling and highway tolls each increased $1.0 million. For the years ended December 31, 2005 and 2004, gains on disposal of property and equipment of $8.0 million and $0.2 million, respectively, are reflected as a reduction of other operating expenses. Included are gains on trade-ins of revenue equipment of $6.5 million resulting from the implementation of SFAS 153 (see note 2, of the notes to consolidated financial statements for further discussion of SFAS 153) and a $1.2 million gain for the sale of land at the corporate headquarters. We expect gains resulting from the implementation of SFAS 153 to continue in future periods. The impact is dependent upon market values of used revenue equipment at the time of trade-in.

     Interest income increased $4.3 million (140.1%), to $7.4 million in 2005 from $3.1 million in 2004. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2004.

     The Company's effective tax rate was 35.5% and 35.4% in 2005 and 2004, respectively. Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 80.1% during the year ended December 31, 2005 compared with 79.5% for 2004. Net income increased $9.5 million (15.2%), to $71.9 million for the year ended December 31, 2005 from $62.4 million for the year ended December 31, 2004.

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

     Salaries, wages, and benefits increased $16.2 million (11.5%), to $157.5 million in 2004 from $141.3 million in 2003. These increases were primarily the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. The Company increased driver pay by $0.03 per mile in the first quarter of 2004. In addition, the Company implemented additional mileage pay for miles driven in the Northeast corridor of the United States. These increases to driver compensation resulted in a cost increase of approximately $8.4 million. During 2004, employee drivers accounted for 88% and independent contractors 12% of the total fleet miles, compared with 82% and 18%, respectively, in 2003. Workers' compensation expense decreased $0.9 million (10.9%) to $7.6 million in 2004 from $8.6 million in 2003. The 2003 period was increased by a $2.9 million adjustment as a result of an actuarial review of claims. Excluding the 2003 increase to claims reserves related to the actuarial review, workers' compensation expense increased 35.2% during the year due to an increase in the frequency and severity of claims.

     Rent and purchased transportation decreased $13.2 million (26.5%), to $36.8 million in 2004 from $50.0 million in 2003. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel surcharge. The Company increased the base mileage rate for independent contractors by $0.03 per mile in the first quarter of 2004. In addition, the Company implemented additional mileage pay for miles driven in the Northeast corridor of the United States. These two increases resulted in additional costs of approximately $1.0 million.

     Fuel increased $21.1 million (33.8%) to $83.3 million in 2004 from $62.2 million in 2003. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 21.7% in 2004 compared to 2003. Fuel cost per mile, net of fuel surcharge, increased 6.9% in 2004 compared to 2003. The
Company's fuel cost per gallon increased 20.4% in 2004 compared to 2003 primarily due to instability in the Middle East. In addition, the fuel economy for tractors with the EPA-mandated clean air engines decreased 11.0%. In 2004, tractors with the EPA-mandated clean air engine accounted for 11.6% of the miles generated by the company-owned fleet.

     Operations and maintenance decreased $0.4 million (2.7%) to $12.9 million in 2004 from $13.3 million in 2003. The decrease is primarily related to a reduction in repair costs due to the replacement of older model tractors and trailers.

     Insurance and claims increased $14.4 million (656.3%), to $16.5 million in 2004 from $2.2 million in 2003. As a result of an actuarial review, management decreased the amount accrued for accident liability claims by $11.2 million during the fourth quarter of 2003. Excluding the 2003 decrease to claims reserves related to the actuarial review, insurance and claims expense increased 23.8% during the year due to increased frequency and severity of claims incurred. Insurance and claims expense will vary from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The Company is responsible for the first $1.0 million on each accident claim and also for up to $2.0 million in the aggregate for all accident claims above $1.0 million for the policy year ended March 31, 2005.

     Depreciation increased $3.1 million (11.7%), to $29.6 million in 2004 from $26.5 million in 2003. The increase is due to an increase in the number of
Company-owned tractors and trailers, a change in salvage value assigned to trailers, and a change to tractor depreciation methodology. Effective April 1, 2003, the Company decreased the salvage value on all trailers to $4,000 from $6,000. The reduction of salvage value increased depreciation expense approximately $0.6 million during 2004. Effective June 1, 2004, the Company began depreciating new tractors by applying the 125% declining balance to the book cost of the tractor. Previously, the 125% declining balance method was applied to book cost, net of salvage. This change in method increased depreciation by approximately $1.2 million during the year ended December 31, 2004. In conjunction with the growth in the company-owned tractor fleet, the depreciation expense related to new tractors is higher than that associated with the traded tractors because of the Company's 125% declining balance depreciation method for tractors.

     Other operating expenses increased $1.7 million (13.9%), to $14.2 million in 2004 from $12.5 million in 2003. Other operating expenses consist of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, administrative costs, and gains on disposal of property and equipment. For the years ended December 31, 2004 and 2003, gains on disposal of property and equipment of $174,831 and $45,782, respectively, are reflected as a reduction of other operating expenses. During 2004, advertising expense relating to driver recruiting increased $0.3 million compared to 2003 while freight handling and highway tolls increased $1.4 million and $0.2 million, respectively.

     The Company's effective tax rate was 35.4% and 34.3% in 2004 and 2003, respectively. Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. The Company has experienced a slight increase in the overall state tax rates.

     Interest income increased $1.0 million (50.1%), to $3.1 million in 2004 from $2.1 million in 2003. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2003.

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

     Fuel prices have remained high throughout 2003, 2004, and 2005, thus increasing our cost of operations. In addition to the increased fuel costs, the reduced fuel efficiency of the new engines has put additional pressure on profitability due to increased fuel consumption. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2005, was net cash provided by operating activities of $104.9 million compared to $103.5 million in 2004. Cash flow from operating activities was 20.0% of operating revenues in 2005 compared with 22.6% in 2004.

     Capital expenditures for property and equipment, net of trade-ins, totaled $49.2 million for the year during 2005 compared to $43.9 million during 2004. We currently expect capital expenditures for revenue equipment, net of trades, to be approximately $59.3 million in 2006. In addition, the Company expects to begin construction of a new facility in Phoenix, Arizona in 2006. These projected capital expenditures will be funded by cash flows from operations. Land to be acquired in North Liberty, Iowa for the site of the Company's new corporate headquarters facility will be funded by the proceeds from the sale of land at the Company's present corporate headquarters location.

     The Company paid cash dividends of $6.0 million in 2005 compared to $4.5 million in 2004. The Company began paying cash dividends in the third quarter of 2003. The Company declared a $1.5 million cash dividend in December 2005, payable on January 3, 2006.

     The Company paid income taxes of $42.1 million in 2005 compared to $30.5 million in 2004. The increase is primarily attributable to an increase in taxable income relating to lower tax depreciation due to the bonus depreciation provision that expired on December 31, 2004.

     During the year ended December 31, 2005, 1.2 million shares of the Company's common stock were repurchased for $22.4 million at approximately $19.02 per share. The repurchased shares were subsequently retired. At December 31, 2005, the Company has 3.8 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long-term which are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the year with $287.6 million in cash, cash equivalents, and short-term investments and no debt. Net working capital for the year ended December 31, 2005 increased by $28.8 million over 2004. The
improvement  in  net  working   capital  helped  mitigate  the  additional  cash
expenditure for income taxes and stock repurchases during 2005. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

     The Company's liquidity is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

     The following sets forth our contractual obligations and commercial commitments at December 31, 2005. As of December 31, 2005 the Company has no debt outstanding.

                                                        Payments due by period
                                    -----------  ----------------   -----------   -----------
Contractual Obligations                Total     Less than 1 year   1 - 3 years   3 - 5 years
                                    -----------  ----------------   -----------   -----------
Purchase Obligation (1)             $46,805,000     $46,805,000     $        --   $        --

Operating Lease Obligations (2)     $ 1,517,750     $   385,415     $   662,830   $   469,505

Standby letters of credit (3)       $ 2,260,000     $ 2,260,000     $        --   $        --
                                    -----------  ----------------   -----------   -----------
Total                               $50,582,750     $49,450,415     $   662,830   $   469,505
                                    ===========  ================   ===========   ===========

     (1) The purchase obligations reflect the total purchase price, net of trade-in values, for tractors scheduled for delivery through December 2006. These purchases are expected to be financed by existing cash and short-term investment balances, and with cash flows from operations.

     (2) The operating lease obligations include the rental of facilities at the Company's corporate headquarters. This lease expires May 31, 2010 and contains a five-year renewal option. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be cancelled upon the occupancy of the new corporate headquarters and shop facility. The operating lease obligations also include the lease of a terminal space in Phoenix, Arizona. This lease expires June 30, 2006 and contains two one-year renewal options.

     (3)  The   standby   letters  of  credit   are   primarily   required   for
          self-insurance purposes. There are no outstanding balances as of December 31, 2005.

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

     * Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.
     * Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is required to be established for the amount of deferred assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been established due to the profitability of the Company's business.

     Management   periodically   re-evaluates  these  estimates  as  events  and
circumstances change. These factors may significantly impact the Company's results of operations from period-to-period.

New Accounting Pronouncements

     See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements and the respective dates of adoption and effects on results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2005 have an original maturity or interest reset date of six months or less. Due to the short term nature of the investments the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of December 31, 2005 and therefore, has no market risk related to debt.

     As  of  December  31,  2005,  the  Company  has  no  derivative   financial
instruments to reduce its exposure to diesel fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm




The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule (as listed in Part IV, Item 15(a)(2) herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29, on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                  /s/ KPMG LLP

Des Moines, Iowa
March 8, 2006

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                          December 31,

                     ASSETS                             2005             2004
                                                   -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents ...................   $   5,366,929    $   1,610,543
   Short-term investments ......................     282,255,377      256,727,782
   Trade receivables,
     net of allowance for doubtful
     accounts of ...............................      42,860,411       37,102,813
   Prepaid tires and tubes .....................       3,998,430        2,692,090
   Other prepaid expenses ......................         304,667          158,267
   Deferred income taxes .......................      28,721,000       24,964,000
                                                   -------------    -------------
      Total current assets .....................     363,506,814      323,255,495
                                                   -------------    -------------
PROPERTY AND EQUIPMENT
   Land and land improvements ..................      10,643,135        9,543,953
   Buildings ...................................      16,925,821       17,494,255
   Furniture and fixtures ......................       1,042,131        1,210,424
   Shop and service equipment ..................       2,620,031        2,557,654
   Revenue equipment ...........................     250,479,838      222,842,499
                                                   -------------    -------------
                                                     281,710,956      253,648,785
   Less accumulated depreciation ...............      81,204,416       68,973,751
                                                   -------------    -------------
   Property and equipment, net .................     200,506,540      184,675,034
                                                   -------------    -------------

GOODWILL .......................................       4,814,597        4,814,597
OTHER ASSETS ...................................       4,679,974        4,266,725
                                                   -------------    -------------
                                                   $ 573,507,925    $ 517,011,851
                                                   =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ....   $  10,572,525    $   9,722,099
   Compensation and benefits ...................      12,629,831       11,151,523
   Income taxes payable ........................       8,064,947        7,918,914
   Insurance accruals ..........................      53,631,471       45,995,442
   Other accruals ..............................       7,345,499        5,995,943
                                                   -------------    -------------
      Total current liabilities ................      92,244,273       80,783,921
                                                   -------------    -------------

DEFERRED INCOME TAXES ..........................      48,012,000       46,885,000
                                                   -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value  $.01; authorized
     5,000,000 shares; none issue ..............            --               --
   Common stock, par value $.01; authorized
     395,000,000 shares; issued and
     outstanding: 73,821,500 in 2005 and
     75,000,000 in 2004 ........................         738,215          750,000
   Additional paid-in capital ..................            --          8,510,305
   Retained earnings ...........................     432,952,138      380,906,884
                                                   -------------    -------------
                                                     433,690,353      390,167,189
   Less unearned compensation ..................        (438,701)        (824,259)
                                                   -------------    -------------
                                                     433,251,652      389,342,930
                                                   -------------    -------------
                                                   $ 573,507,925    $ 517,011,851
                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,

                                            2005          2004           2003
                                       -------------  ------------   ------------
Operating revenue ..................   $523,792,747   $457,086,311   $405,116,097
                                       ------------   ------------   ------------
Operating expenses:
   Salaries, wages, and benefits ...    174,180,078    157,505,082    141,292,791
   Rent and purchased transportation     29,634,982     36,757,494     49,988,074
   Fuel ............................    123,557,662     83,262,814     62,218,497
   Operations and maintenance ......     14,955,409     12,939,410     13,297,735
   Operating taxes and licenses ....      8,968,439      8,996,380      8,402,986
   Insurance and claims ............     17,938,170     16,544,050      2,187,537
   Communications and utilities ....      3,554,328      3,668,494      3,604,661
   Depreciation ....................     38,228,334     29,628,157     26,533,937
   Other operating expenses, net ...      8,664,033     14,226,244     12,492,870
                                       ------------   ------------   ------------
                                        419,681,435    363,528,125    320,019,088
                                       ------------   ------------   ------------

   Operating income ................    104,111,312     93,558,186     85,097,009
Interest income ....................      7,372,543      3,070,956      2,045,793
                                       ------------   ------------   ------------
   Income before income taxes ......    111,483,855     96,629,142     87,142,802
Income taxes .......................     39,578,093     34,182,554     29,921,477
                                       ------------   ------------   ------------
   Net income ......................   $ 71,905,762   $ 62,446,588   $ 57,221,325
                                       ============   ============   ============

Earnings per share .................   $       0.97   $       0.83   $       0.76
                                       ============   ============   ============


Weighted average shares outstanding      74,343,969     75,000,000     75,000,000
                                       ============   ============   ============

Dividends declared per share .......   $      0.080   $      0.067   $      0.027
                                       =============  ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          Capital         Additional                        Unearned
                                          Stock,            Paid-In         Retained         Compen-
                                          Common            Capital         Earnings         sation             Total
                                        -------------    -------------   --------------   --------------   --------------

Balance, December 31, 2002 ..........         500,000        8,603,762      268,488,971       (1,662,994)     275,929,739
Net income ..........................            --               --         57,221,325             --         57,221,325
Dividends on common stock,
   $0.027 per share .................            --               --         (2,000,000)            --         (2,000,000)
Forfeiture of stock awards ..........            --            (93,457)            --             93,457             --
Amortization of unearned compensation            --               --               --            364,851          364,851
                                        -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2003 ..........         500,000        8,510,305      323,710,296       (1,204,686)     331,515,915
Net income ..........................            --               --         62,446,588             --         62,446,588
Dividends on common stock, $0.067
   per share ........................            --               --         (5,000,000)            --         (5,000,000)
Stock split .........................         250,000             --           (250,000)            --               --
Amortization of unearned compensation            --               --               --            380,427          380,427
                                        -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2004 ..........   $     750,000    $   8,510,305    $ 380,906,884    $    (824,259)   $ 389,342,930
Net income ..........................            --               --         71,905,762             --         71,905,762
Dividends on common stock, $0.080
   per share ........................            --               --         (5,941,459)            --         (5,941,459)
Stock repurchase ....................         (11,785)      (8,492,713)     (13,914,651)            --        (22,419,149)
Forfeiture of stock awards ..........            --            (17,592)          (4,398)          21,990             --
Amortization of unearned compensation            --               --               --            363,568          363,568
                                        -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2005 ..........   $     738,215    $        --      $ 432,952,138    $    (438,701)   $ 433,251,652
                                        =============    =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                    -----------------------------------------------
                                                       2005             2004              2003
                                                    -------------   --------------    -------------
OPERATING ACTIVITIES

Net income ......................................   $  71,905,762    $  62,446,588    $  57,221,325

Adjustments to reconcile to net cash provided
   by operating activities:
   Depreciation and amortization ................      38,248,363       29,648,161       26,553,933
   Deferred income taxes ........................      (2,630,000)       3,469,000        9,497,000
   Amortization of unearned compensation ........         363,568          380,427          364,851
   Gain on disposal of property and equipment ...      (8,031,915)        (174,831)         (45,782)
   Changes in certain working capital items:
     Trade receivables ..........................      (5,757,598)        (266,085)      (3,824,334)
     Prepaid expenses ...........................        (611,060)         186,004        2,175,513
     Accounts payable, accrued liabilities,
       and accrued expenses .....................      11,308,110        7,631,300        3,491,247
     Accrued income taxes .......................         146,033          198,039        1,650,557
                                                    -------------    -------------    -------------
Net cash provided by operating activities .......     104,941,263      103,518,603       97,084,310
                                                    -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ....       2,309,539          956,731          173,624
Purchases of property and equipment,
   net of trades ................................     (49,155,034)     (43,899,131)     (47,062,344)
Net purchases of municipal bonds ................     (25,527,595)     (92,915,057)     (24,758,061)
Change in other assets ..........................        (433,253)        (173,140)        (627,597)
                                                    -------------    -------------    -------------
Net cash used in investing activities ...........     (72,806,343)    (136,030,597)     (72,274,378)
                                                    -------------    -------------    -------------
FINANCING ACTIVITIES
   Cash dividend ................................      (5,959,385)      (4,495,893)        (998,260)
   Stock repurchase .............................     (22,419,149)            --               --
                                                    -------------    -------------    -------------
   Net cash used in financing actitvities .......     (28,378,534)      (4,495,893)        (998,260)
                                                    -------------    -------------    -------------
Net increase (decrease) in cash and
   cash equivalents .............................       3,756,386      (37,007,887)      23,811,672
CASH AND CASH EQUIVALENTS
Beginning of year ...............................       1,610,543       38,618,430       14,806,758
                                                    -------------    -------------    -------------
End of year .....................................   $   5,366,929    $   1,610,543    $  38,618,430
                                                    =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes .................................   $  42,061,960    $  30,515,515    $  18,773,920
Noncash investing activities:
   Book value of revenue equipment traded .......   $  27,758,365    $  20,379,184    $   2,338,332



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Nature of Business:

     Heartland Express, Inc., (the "Company") is a short-to-medium-haul, truckload carrier of general commodities. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona. The Company operates the business as one reportable segment.

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

Cash and Cash Equivalents:

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $4.7 million in 2005 and $4.2 million in 2004 are classified as other assets. The restricted funds represent those required for self-insurance purpose and designated funds that are earmarked for a specific purpose not for general business use.

Short-term Investments:

     The Company investments are primarily in the form of tax free municipal bonds with interest reset provisions or short-term municipal bonds. The investments typically have a put option of 28 or 35 days. At the reset date the Company has the option to roll the investment over or sell. The Company receives the par value of the investment on the reset date if sold. The cost approximates fair value due to the nature of the investment. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity. Investment income received is generally exempt from federal income taxes.

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered.

Trade Receivables and Allowance for Doubtful Accounts:

     Revenue is recognized when freight is delivered creating a credit sale and an accounts receivable. Credit terms for customer accounts are typically on a net 30 day basis. The Company uses a percentage of aged receivable method in determining the allowance for bad debts. The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis. The Company is aggressive in its collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts. The company will use the necessary legal recourse to recover as much of the write-off as is practical under the law.

Property, Equipment, and Depreciation:

     Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-monetary Assets--an amendment of Accounting Principles Board ("APB") Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). See note 2 for details of this adopted accounting pronouncement and its impact on property, equipment, and depreciation.

     For presentation purposes gains on disposals of property and equipment are recorded as an offset against other operating expenses. For the years ended December 31, 2005, 2004, and 2003 other operating expenses include gains on disposals of property and equipment of $8.0 million, $174,831, and $45,782, respectively.

     Depreciation   for  financial   statement   purposes  is  computed  by  the
straight-line method for all assets other than tractors. Tractors are depreciated by the 125% declining balance method. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:

                                                 Years
            Land improvements and building        3-30
            Furniture and fixtures                2-3
            Shop and service equipment            3-5
            Revenue equipment                     5-7

Advertising Costs:

     The Company expenses all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of income.

Goodwill:

     Goodwill is tested at least annually for impairment by applying a fair value based analysis. Management determined that no impairment charge was required for the years ended December 31, 2005, 2004, and 2003.

Earnings Per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each year. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share. All earnings per share data presented reflect the three-for-two stock split on August 20, 2004.

Insurance and Claims accruals:

     Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers' compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.


Impairment of Long-Lived Assets:

     The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. There were no impairment charges recognized during the years ended December 31, 2005, 2004, and 2003.

Income Taxes:

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

New Accounting Pronouncement:

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123R eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS 123R also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The adoption of SFAS 123R, which will be effective for the Company on January 1, 2006, will not have a material impact on the Company.

Reclassifications:

     Certain reclassifications have been made to prior year financial statements to conform to the December 31, 2005 presentation.

2.   Adopted Accounting Pronouncement

     In December 2004, FASB issued SFAS 153 as discussed in Note 1. SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company routinely trades revenue equipment, which is considered a non-monetary transaction. Gains from the trade-ins of revenue equipment were previously deferred and presented as a reduction of the depreciable basis of the new revenue equipment pursuant to APB Opinion No. 29. Effective after June 30, 2005, such gains are presented in the statement of income as a reduction of other operating expenses pursuant to SFAS 153. For the year ended December 31, 2005, the implementation of SFAS 153 resulted in gains from the trade-in of revenue equipment of $6.5 million. As a result of the higher depreciable basis, depreciation expense increased approximately $369,000 during the six months ended December 31, 2005 and depreciation expense will continue to be higher over the useful life of the revenue equipment obtained from trade-ins.

3.   Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is usually granted to customers on an unsecured basis. The Company's five largest customers accounted for 32% for the year ended December 31, 2005 and 33% the years ended December 31, 2004 and 2003, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2005, 2004, and 2003. Annual revenues for this customer were $66.2 million, $62.7 million, and $53.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

4.   Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                        2005            2004
                                                    ------------   ------------
Deferred income tax liabilities,
   related to property and equipment                $ 48,012,000   $ 46,885,000
                                                    ============   ============
Deferred income tax assets:
   Allowance for doubtful accounts                  $    306,000   $    306,000
   Accrued expenses                                    6,436,000      5,872,000
   Insurance accruals                                 21,143,000     17,359,000
   Other                                                 836,000      1,427,000
                                                    ------------   ------------
   Deferred income tax assets                       $ 28,721,000   $ 24,964,000
                                                    ============   ============

The income tax provision is as follows:

                                         2005           2004            2003
                                     ------------   ------------   ------------
Current income taxes:
Federal                              $ 37,708,855   $ 27,905,357   $ 18,853,846
State                                   4,499,238      2,808,197      1,570,631
                                     ------------   ------------   ------------
                                       42,208,093     30,713,554     20,424,477
                                     ------------   ------------   ------------
Deferred income taxes:
Federal                                (1,825,000)     4,180,401      9,403,000
State                                    (805,000)      (711,401)        94,000
                                     ------------   ------------   ------------
                                       (2,630,000)     3,469,000      9,497,000
                                     ------------   ------------   ------------
Total                                $ 39,578,093   $ 34,182,554   $ 29,921,477
                                     ============   ============   ============

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                         2005           2004            2003
                                     ------------   ------------   ------------

Federal tax at statutory rate (35%)  $ 39,019,349   $ 33,820,200   $ 30,499,981
State taxes, net of federal benefit     2,401,000      1,363,000      1,082,000
Non-taxable interest income            (2,540,000)    (1,045,000)      (675,000)
Other                                     697,744         44,354       (985,504)
                                     ------------   ------------   ------------
                                     $ 39,578,093   $ 34,182,554   $ 29,921,477
                                     ============   ============   ============

     The Company has not recorded a valuation allowance. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

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

The total minimum rental commitment under the building lease is as follows:

           Year ending December 31:
                              2006      $  331,415
                              2007         331,415
                              2008         331,415
                              2009         331,415
                              2010         138,090
                                         ---------
                                        $1,463,750
                                        ==========

     Rent expense paid to the Company's president totaled $318,169 for the year ended December 31, 2005, and $299,625 for the years ended December 31, 2004, and 2003. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be cancelled upon the occupancy of the new corporate headquarters and shop facility.

     During the year ended December 31, 2003, the Company purchased 8.9 acres of land at its headquarters from the Company's president for $1,350,000. The property was appraised by a third party, and the transaction was approved by the Board of Directors.

6.   Accident and Workers' Compensation Insurance Liabilities

     The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $1.0 million for any individual claim. In addition, the Company is responsible for $2.0 million in the aggregate for all claims in excess of $1.0 million and below $2.0 million. Liabilities in excess of these amounts are assumed by an insurance company up to $50.0 million. The Company increased the retention amount from $500,000 to $1.0 million for each claim effective April 1, 2003.

     The Company acts as a self-insurer for workers' compensation liability up to $1.0 million for any individual claim. The Company increased the retention amount from $500,000 to $1.0 million effective April 1, 2005. Liabilities in excess of this amount are assumed by an insurance company. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified in other assets on the consolidated balance sheet. In addition, the Company has provided its insurance carriers with letters of credit of approximately $2.3 million in connection with its liability and workers' compensation insurance arrangements.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Accident and workers' compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses. During the fourth quarter of 2003, the Company engaged consulting actuaries to assist in determining the liability for self insurance reserves for accident liability and workers' compensation claims. As a result of the actuarial studies, management decreased the amount accrued for accident liability claims by $11.2 million and increased the amount accrued for workers' compensation claims by $2.9 million. These adjustments resulted in an increase in operating income, net income and earnings per share of $8.3 million, $5.4 million and $0.07, respectively, during the year ended December 31, 2003.

7.   Stockholders' Equity

     On July 21, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a fifty percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. A total of 25.0 million common shares were issued in this transaction. The effect of the stock dividends have been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2005 and 2004, and in all the per share data in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental data.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase five million shares of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. In

2005, 1.2 million shares were repurchased and retired. No shares were purchased during 2004, and 2003. The authorization to repurchase remains open at December 31, 2005 and has no expiration date.

     On March 7, 2002, the principal stockholder awarded 136,125 shares of his common stock to key employees of the Company. These shares had a fair market value of $14.66 per share on the date of the award. The shares will vest over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares, $1,995,592 on the date of the award, was treated as a contribution of capital and is being amortized on a straight-line basis over the five year vesting period as compensation expense. Compensation expense of approximately $364,000, $380,000, and $365,000 was recognized for the years ended December 31, 2005, 2004, and 2003, respectively. The original value of forfeited shares is treated as a reduction of additional paid in capital and unearned compensation in the consolidated statements of shareholders' equity. There were 1,500 shares forfeited during the year ended December 31, 2005. There were no shares forfeited in 2004 and 6,375 shares forfeited in 2003.

8.   Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $1,096,000, $1,091,000, and $824,000, for the years ended December 31, 2005,
2004, and 2003, respectively.

9.   Commitments and Contingencies

     As of December 31, 2005, the Company had purchase commitments for additional tractors with an estimated purchase price of $46.8 million, net of trade-ins, for delivery throughout 2006. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying financial statements.

10.  Quarterly Financial Information (Unaudited)

                                    First      Second      Third        Fourth
                                   --------   ---------   ---------   ---------
                                      (In Thousands, Except Per Share Data)
Year ended December 31, 2005
   Operating revenue              $ 118,677   $ 128,851   $ 136,210   $ 140,054
   Operating income                  22,066      25,281      25,332      31,432
   Income before income taxes        23,402      27,333      27,198      33,552
   Net income                        15,094      17,630      17,542      21,639
   Earnings per share                  0.20        0.24        0.24        0.29

Year ended December 31, 2004
   Operating revenue              $ 106,836   $ 113,512   $ 117,299   $ 119,439
   Operating income                  19,776      23,501      25,660      24,621
   Income before income taxes        20,344      24,153      26,465      25,667
   Net income                        13,122      15,700      17,070      16,555
   Earnings per share (1)              0.18        0.21        0.23        0.22

(1) The above earnings per share data reflect the August 20, 2004 three-for-two stock split.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           Column A           Column B        Column C      Column D   Column E
--------------------------------------------------------------------------------
                                            Charges To
                                         -------------------
                              Balance At   Cost                         Balance
                              Beginning    And     Other                At End
          Description         of Period  Expense  Accounts Deductions  of Period
--------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2005   $775,000  $ 84,026  $  -    $ 84,026    $775,000
Year ended December 31, 2004    675,000   142,157     -      42,157     775,000
Year ended December 31, 2003    650,000    42,677     -      17,677     675,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOSURE
         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - The Company have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the "SEC") rules and forms.

     Management's Report on Internal Control Over Financial Reporting - The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2005. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth below.

     Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting under Item 9A, that Heartland Express, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Heartland Express, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

                                  /s/ KPMG LLP

Des Moines, Iowa
March 8, 2006

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Part III is presented under the items entitled "Information Concerning Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Meetings and Independent Directors," and "Code of Ethics" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2006. Such information is incorporated herein by reference.

Code of Ethics

     The Company has adopted a code of ethics known as the "Code of Business Conduct and Ethics" that applies to the Company's employees including the principal executive officer, principal financial officer, and controller. In addition, the Company has adopted a code of ethics known as "Code of Ethics for Senior Financial Officers". The Company makes these codes available on its website at www.heatlandexpress.com (and in print to any shareholder who requests them).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is presented under the item entitled "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2006. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Part III is presented under the item entitled "Security Ownership of Principal Stockholders and Management" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2006. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Part III is presented under the item entitled "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2006. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 of Part III is presented under "Principal Accounting Fees and Services" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2006. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Schedules.
                                                                         Page
Report of Independent Registered Public Accounting Firm KPMG LLP........  20
Consolidated Balance Sheets.............................................  21
Consolidated Statements of Income.......................................  22
Consolidated Statements of Stockholders' Equity.........................  23
Consolidated Statements of Cash Flows...................................  24
Notes to Consolidated Financial Statements.............................. 25-31

(a)(2) Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves............  31

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a) (3) The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b) below.

(b) Exhibits.

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

                                  EXHIBIT INDEX


Exhibit No.              Document                        Method of Filing
----------               --------                        ----------------

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

   9.1           Voting Trust Agreement dated        Incorporated by reference
                 June 6, 1997 between Larry          to the Company's Form 10-K
                 Crouse, as trustee under the        for the year ended December
                 Gerdin Educational Trusts, and      31, 1997. Commission file
                 Larry Crouse, voting trustee.       no. 0-15087.

  10.1           Business Property Lease between     Incorporated by reference
                 Russell A. Gerdin as Lessor and     to the Company'sForm 10-Q
                 the Companyas Lessee, regarding     for the quarter ended,
                 the Company'sheadquarters at        September  30, 2005.
                 2777 Heartland Drive,Coralville,    Commission file no.0-15087.
                 Iowa 52241

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

                                                HEARTLAND EXPRESS, INC.

Date:  March 8, 2006                            By: /s/ Russell A. Gerdin
                                                    ---------------------
                                                Russell A. Gerdin
                                                President and Chief
                                                Executive Officer
                                                (Principal executive officer)


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    Signature                   Title                                  Date

/s/ Russell A. Gerdin     Chairman, President and Chief
---------------------     Executive Officer and Secretary,
Russell A. Gerdin         (Principal executive officer)            March 8, 2006

/s/ John P. Cosaert       Executive Vice President of Finance,
-------------------       Chief Financial Officer and Treasurer
John P. Cosaert           (Principal accounting and financial
                          officer)                                 March 8, 2006

/s/ Richard O. Jacobson   Director                                 March 8, 2006
-----------------------
Richard O. Jacobson

/s/ Michael J. Gerdin     Vice President of Regional
---------------------     Operations and Director                  March 8, 2006
Michael J. Gerdin

/s/ Benjamin J. Allen     Director                                 March 8, 2006
---------------------
Benjamin J. Allen

/s/ Lawrence D. Crouse    Director                                 March 8, 2006
----------------------
Lawrence D. Crouse

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


Date: March 8, 2006

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


Date: March 8, 2006

                                               By: /s/ John P. Cosaert
                                                 ---------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2005, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: March 8, 2006                              By: /s/ Russell A. Gerdin
                                                    -----------------------
                                                  Russell A. Gerdin
                                                  Chairman, President and
                                                  Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2005, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: March 8, 2006                              By:  /s/ John P. Cosaert
                                                      --------------------
                                                  John P. Cosaert
                                                  Executive Vice President
                                                  And Chief Financial Officer





                                 END OF REPORT