Form 10-Q
period 2006-03-31
HEARTLAND EXPRESS INC
filed 2006-05-08
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended  March 31, 2006                Commission File No.   0-15087

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No {X}

At March 31, 2006, there were 73,821,500 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
          March 31, 2006 and
          December 31, 2005                                             1-2
        Consolidated Statements of Income
          for the Three Months
          Ended March 31, 2006 and 2005                                  3
        Consolidated Statements of Stockholders' Equity
          For the Three Months
          Ended March 31, 2006
        Consolidated Statements of Cash Flows                            4
          for the Three Months Ended
          March 31, 2006 and 2005                                        5
        Notes to Consolidated Financial Statements                      6-8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                    9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk       13

Item 4. Controls and Procedures                                          13

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                14

Item 2. Changes in Securities                                            14

Item 3. Defaults Upon Senior Securities                                  14

Item 4. Submission of Matters to a Vote of                               14
          Security Holders

Item 5. Other Information                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

         HEARTLAND EXPRESS, INC.
             AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS

ASSETS                                       March 31,   December 31,
                                               2006           2005
                                           ------------   ------------
                                           (Unaudited)

CURRENT ASSETS

    Cash and cash equivalents ..........   $  5,942,323   $  5,366,929

    Short-term investments .............    315,781,320    282,255,377

    Trade receivables,  net of allowance
    for doubtful accounts of $775,000 ..     41,340,251     42,860,411

    Prepaid tires and tubes ............      3,847,890      3,998,430

    Other prepaid expenses .............      3,467,847        304,667

    Deferred income taxes ..............     29,258,000     28,721,000
                                           ------------   ------------
        Total current assets ...........    399,637,631    363,506,814
                                           ------------   ------------
PROPERTY AND EQUIPMENT

    Land and land improvements .........     11,893,135     10,643,135

    Buildings ..........................     16,925,821     16,925,821

    Furniture and fixtures .............      1,042,131      1,042,131

    Shop and service equipment .........      2,632,750      2,620,031

    Revenue equipment ..................    255,666,568    250,479,838
                                           ------------   ------------
                                            288,160,405    281,710,956

    Less accumulated depreciation ......     88,008,975     81,204,416
                                           ------------   ------------
    Property and equipment, net ........    200,151,430    200,506,540
                                           ------------   ------------
GOODWILL ...............................      4,814,597      4,814,597

OTHER ASSETS ...........................      4,657,344      4,679,974
                                           ------------   ------------
                                           $609,261,002   $573,507,925
                                           ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    2006           2005
                                               -------------   -------------
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued liabilities   $  15,388,124   $  10,572,525

    Compensation and benefits ..............      13,521,323      12,629,831

    Income taxes payable ...................      19,079,773       8,064,947

    Insurance accruals .....................      54,183,611      53,631,471

    Other accruals .........................       7,587,570       7,345,499
                                               -------------    ------------
        Total current liabilities ..........     109,760,401      92,244,273
                                               -------------    ------------
DEFERRED INCOME TAXES ......................      47,891,000      48,012,000
                                               -------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred, $.01 par value; authorized
        5,000,000 share; none issued .......            --              --

    Common, $.01 par value; authorized
        395,000,000 shares; issued and
        outstanding: 73,821,500 ............         738,215         738,215

    Additional paid-in capital .............          94,228            --

    Retained earnings ......................     450,777,158     432,952,138
                                               -------------    ------------
                                                 451,609,601     433,690,353

    Less unearned compensation .............            --          (438,701)
                                               -------------    ------------
                                                 451,609,601     433,251,652
                                               -------------    ------------
                                               $ 609,261,002   $ 573,507,925
                                               =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                            HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,

                                                     2006             2005

OPERATING REVENUE ...........................   $ 134,999,299    $ 118,677,472
                                                -------------    -------------
OPERATING EXPENSES:

   Salaries, wages, and benefits ............   $  46,370,582    $  42,716,841

   Rent and purchased transportation ........       6,199,672        7,712,212

   Fuel .....................................      32,961,018       25,561,638

   Operations and maintenance ...............       2,946,733        2,572,310

   Operating taxes and licenses .............       2,067,167        2,075,290

   Insurance and claims .....................       4,086,849        2,832,265

   Communications and utilities .............         952,339          698,877

   Depreciation .............................      10,177,659        8,388,684

   Other operating expenses .................       4,197,629        4,234,394

   Gain on disposal of property and equipment      (3,059,237)        (181,342)
                                                -------------    -------------
                                                  106,900,411       96,611,169
                                                -------------    -------------
             Operating income ...............      28,098,888       22,066,303

   Interest income ..........................       2,505,947        1,335,225
                                                -------------    -------------
      Income before income taxes ............      30,604,835       23,401,528

   Income taxes .............................      10,864,684        8,307,543
                                                -------------    -------------
      Net income ............................   $  19,740,151    $  15,093,985
                                                =============    =============

       Earnings per share ...................   $        0.27    $        0.20
                                                =============    =============
   Weighted average shares outstanding ......      73,821,500       75,000,000
                                                =============    =============
  Dividends declared per share ..............   $        0.02    $        0.02
                                                =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                              Capital    Additional                   Unearned
                                               Stock,      Paid-In     Retained       Compen-
                                               Common      Capital     Earnings        sation        Total
                                             ---------   ---------   ------------   ----------   ------------
Balance, December 31, 2005 ...............   $ 738,215   $    --     $432,952,138   $ (438,701)  $433,251,652

Net income ...............................        --          --       19,740,151         --       19,740,151

Dividends on common stock, $0.02 per share        --          --       (1,476,430)        --       (1,476,430)

Reclassification of unearned compensation         --          --         (438,701)     438,701           --

Amortization of unearned compensation ....        --        94,228           --           --           94,228
                                             ---------   ---------   ------------   ----------   ------------
Balance, March 31, 2006 ..................   $ 738,215   $  94,228   $450,777,158   $     --     $451,609,601
                                             =========   =========   ============   ==========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                        2006            2005
                                                   ------------    -------------
OPERATING ACTIVITIES

  Net income ...................................   $ 19,740,151    $ 15,093,985
  Adjustments to reconcile to net cash
  provided by operating activities:
      Depreciation and amortization ............     10,182,660       8,393,685
      Deferred income taxes ....................       (658,000)     (2,745,000)
      Amortization of unearned compensation ....         94,228          95,107
      Gain on disposal of property and equipment     (3,059,237)       (181,342)
      Changes in certain working capital items:
          Trade receivables ....................      1,520,160      (1,180,864)
          Prepaid expenses .....................     (2,341,839)     (2,542,660)
          Accounts payable, accrued liabilities
            and other accruals..................      3,187,857       6,093,226
          Accrued income taxes .................     11,014,826       9,848,372
                                                   ------------    ------------
      Net cash provided by operating activities      39,680,806      32,874,509
                                                   ------------    ------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment .        465,875         421,000
  Purchases of property and equipment,
      net of trades ............................     (4,587,572)     (2,012,417)
  Net purchases of municipal bonds .............    (33,525,943)    (30,456,261)
  Change in other assets .......................         17,629          55,128
                                                   ------------    ------------
  Net cash used in investing activities ........    (37,630,011)    (31,992,550)
                                                   ------------    ------------
FINANCING ACTIVITIES, cash dividend ............     (1,475,401)     (1,498,432)
                                                   ------------    ------------
  Net increase (decrease) in cash and
      cash equivalents .........................        575,394        (616,473)

CASH AND CASH EQUIVALENTS
  Beginning of period ..........................      5,366,929       1,610,543
                                                   ------------    ------------
  End of period ................................   $  5,942,323    $    994,070
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
      Income taxes .............................   $    507,858    $  1,204,171
  Noncash investing activities:
      Book value of revenue equipment traded ...   $  3,330,305    $       --



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

Note 2.  Use of Estimates

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4.  Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $4.6 million at March 31, 2006 and $4.7 million at December 31, 2005 are included in other assets. The restricted funds represent those required for self-insurance purpose and designated funds that are earmarked for a specific purpose not for general business use.

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

     Effective July 1, 2005 gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards No. 153, "Accounting for Non-monetary Transactions". Prior to July 1, 2005 gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating results for the quarter were favorably impacted by $2.7 million from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense as a result of the higher depreciable basis of traded revenue equipment acquired since July 1, 2005.

Note 7.  Earnings Per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each year. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 8.  Share Based Compensation

     On March 7, 2002, the Company president transferred 136,125 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million is being amortized over a five year period as compensation expense. Compensation expense of $94,228 and $95,107 for the three month periods ended March 31, 2006 and 2005 is recorded in salaries, wages, and benefits on the consolidated statement of income. As of March 31, 2006, there was $344,473 of unearned compensation cost related to the restricted stock granted. This cost will be recognized over the next two years. All unvested shares are included in the Company's 73.8 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented in the table below:

                                                                    Grant-date
                                                          Shares    Fair Value
                                                         --------   ----------
Non-vested stock outstanding at January 1, 2006           51,150     $ 14.66
Granted                                                        -           -
Vested                                                   (24,675)      14.66
Forfeited                                                      -           -
                                                         -------    --------
Non-vested stock outstanding at March 31, 2006            26,475     $ 14.66
                                                         =======    ========

The fair value of the shares vested awards was $560,289 and $530,075 for the three months ended March 31, 2006 and 2005, respectively.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation is being recorded as additional paid-in capital effective January 1, 2006. The implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the three months ended March 31, 2006.

Note 9.   Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company had commitments at March 31, 2006 to acquire new revenue equipment for approximately $50.3 million in 2006. These commitments are expected to be financed from existing cash and investment balances and cash flows from operations.

     The Company announced on March 10, 2006 that our Board of Directors declared a regular quarterly dividend of $.02 per common share, payable on April 3, 2006, to stockholders of record on March 23, 2006.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of the current corporate headquarters. Construction is expected to be completed in the spring of 2007.

Note 10.  Related Party Transactions

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

     Rent expense paid to the Company's president totaled $82,854 and $74,906 for the three months ended March 31, 2006 and 2005, respectively. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be canceled upon the occupancy of the new corporate headquarters and shop facility.

     During the quarter ended March 31, 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's president for $1,250,000. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

Note 11.  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2006 presentation.

Note 12. Subsequent Event

     The Company's board of directors approved a four-for-three stock split payable in the form of a 33 percent stock dividend. The stock dividend will be paid on May 15, 2006 to stockholders of record as of May 5, 2006. The Company's issued and outstanding shares of common stock will increase from 73.8 million to
98.4 million upon effect of the stock dividend.

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

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 63.4% of the first quarter 2006 operating revenues. The Company expanded to the Western United States in the second quarter of 2005 with the opening of a regional operating center in Phoenix, Arizona. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At March 31, 2006, the Company's tractor fleet had an average age of 1.6 years while the trailer fleet had an average age of 3.2 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the first quarter of 2006 with operating revenues of $135.0 million, including fuel surcharges, net income of $19.7 million, and earnings per share of $0.27 on average outstanding shares of 73.8 million. The Company posted a 79.2% operating ratio (operating expenses as a percentage of operating revenues) and a 14.6% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $321.7 million and a debt-free balance sheet. The Company had total assets of $609.3 million at March 31, 2006. The Company achieved a return on assets of 13.2% and a return on equity of 17.9%, both improvements over the first quarter of 2005. The Company's cash flow from operations for the quarter of $39.7 million represented a 20.7% increase over the first quarter of 2005.

     The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company increased pay for all drivers in the past three consecutive years including an increase in 2006. Effective October 2, 2004, the Company began paying all drivers an incremental amount for miles driven in the upper Northeastern United States. The Company has solidified its position as an industry leader in driver compensation with these aforementioned increases. The driver pay increases in 2006 are for selected regional operations including a fleet-wide incentive to maintain a hazardous materials endorsement on their commercial driver's license.

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fourteen times in the past nineteen years and for the past four consecutive years including 2005. The Company has paid cash dividends over the past eleven consecutive quarters. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                        Three months Ended
                                                             March 31,
                                                      2006              2005
                                                    --------          --------
Operating revenue                                    100.0%            100.0%
                                                    --------          --------
Operating expenses:
   Salaries, wages, and benefits                      34.4%             36.0%
   Rent and purchased transportation                   4.6               6.5
   Fuel                                               24.5              21.5
   Operations and maintenance                          2.2               2.2
   Other taxes and licenses                            1.5               1.7
   Insurance and claims                                3.0               2.4
   Communications and utilities                        0.7               0.6
   Depreciation                                        7.5               7.1
   Other operating expenses                            3.1               3.6
   Gain on disposal of  property and equipment        (2.3)             (0.2)
                                                    --------          --------
   Total operating expenses                           79.2%             81.4%
                                                    --------          --------
       Operating income                               20.8%             18.6%
Interest income                                        1.9               1.1
                                                    --------          --------
   Income before income taxes                         22.7%             19.7%
Federal and state income taxes                         8.1               7.0
                                                    --------          --------
   Net income                                         14.6%             12.7%
                                                    ========          ========

     The following is a discussion of the results of operations of the quarter ended March 31, 2006 compared with the same period in 2005 and the changes in financial condition through the first quarter of 2006.

     Operating revenue increased $16.3 million (13.8%), to $135.0 million in the first quarter of 2006 from $118.7 million in the first quarter of 2005. The increase in revenue resulted from the Company's expansion of its fleet, improved freight rates, and improved utilization of fleet capacity. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $6.8 million to $16.9 million in the first quarter of 2006 from $10.1 million in the first quarter of 2005.

     Salaries, wages, and benefits increased $3.7 million (8.6%), to $46.4 million in the first quarter of 2006 from $42.7 million in the first quarter of 2005. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the first quarter of 2006, employee drivers accounted for 93% and independent contractors 7% of the total fleet miles, compared with 90% and 10%, respectively, in the first quarter of 2005.

The Company implemented an increase in driver pay during the first quarter of 2006. All drivers maintaining a valid hazardous materials endorsement on their commercial driver's license received a $0.01 per mile increase in January 2006. Additional increases were given to drivers in selected regional operations. Workers' compensation expense decreased $0.2 million (15.4%) to $1.1 million in the quarter ended March 31, 2006 from $1.3 million in for the same period in 2005 due to a decrease in frequency and severity of claims. Health insurance expense increased $0.3 million (15.0%) to $2.3 million in the first quarter of 2006 from $2.0 million in first quarter of 2005 due to an increase in frequency and severity of claims and increased reliance on employee drivers.

     Rent and purchased transportation decreased $1.5 million (19.6%), to $6.2 million in the first quarter of 2006 from $7.7 million in the first quarter of 2005. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $.01 per mile in the first quarter of 2006 for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license.

     Fuel increased $7.4 million (28.9%) to $33.0 million in 2006 from $25.6 million in 2005. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 22.1% in first quarter of 2006 compared to 2005. Fuel cost per mile, net of fuel surcharge, decreased 1.6% in the first quarter of 2006 compared to 2005. The Company's fuel cost per gallon increased 21.6% in 2006 compared to 2005. In the quarter ended March 31, 2006, tractors with the EPA-mandated clean air engine accounted for 70.0% of the miles generated by the company-owned fleet compared to 32.5% of the company-owned fleet in the 2005 period. Fuel economy for tractors with EPA-mandated clean air engines decreased 5.4%.

     Operations and maintenance increased $0.4 million (14.6%) to $2.9 million in the first quarter of 2006 from $2.5 million in the first quarter of 2005. The increase is primarily attributable to the growth of the company-owned tractor and trailer fleets and the associated costs to maintain revenue equipment.

     Insurance and claims increased $1.3 million (44.3%), to $4.1 million in the first quarter of 2006 from $2.8 million in the first quarter of 2005 due to an increase in the frequency and severity of claims.

     Depreciation increased $1.8 million (21.3%), to $10.2 million during the first quarter of 2006 from $8.4 million in the first quarter of 2005. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of March 31, 2006, 71.3% of the Company's tractor fleet had the EPA clean air engine compared to 34.1% at March 31, 2005. For the quarter ended March 31, 2006, implementation of SFAS No. 153 resulted in approximately $0.4 million of additional depreciation as a result of higher depreciable basis of revenue equipment acquired through trade-ins. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses were flat at $4.2 million in the first quarter of 2006 and 2005. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $2.9 million (1587.0%) to $3.1 million during the first quarter of 2006 from $0.2 million in the first quarter of 2005. For 2006, $3.0 million represents gains on trade-ins of revenue equipment which are recognized currently under of SFAS No. 153. These gains were previously deferred as a reduction of the depreciable basis of new revenue equipment.

     Interest income increased $1.2 million (87.7%), to $2.5 million in the first quarter of 2006 from $1.3 million in the same period of 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% in the first quarter of 2006 and 2005.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 79.2% during the first quarter of 2006 compared with 81.4% during the first quarter of 2005. Net income increased $4.6 million (30.8%), to $19.7 million during the first quarter of 2006 from $15.1 million during the first quarter of 2005.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2006, was net cash provided by operating activities of $39.7 million compared to $32.9 million in the corresponding 2005 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $4.6 million for the first three months of 2006 compared to $2.0 million for the same period in 2005. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $57.3 million in 2006. In addition, the Company may buy additional tractors prior to phase two of the federally mandated engine emissions standards that will become effective in January 2007. In addition, the Company expects to begin construction of a new facility in Phoenix, Arizona during the second quarter of 2006.

     The Company paid cash dividends of $1.5 million in the first quarter 2006 and 2005. The Company began paying cash dividends in the third quarter of 2003. The Company declared a $1.5 million cash dividend in March 2006, payable on April 3, 2006.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $321.7 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

         The Company's liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

     You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2005, under the caption "Risk Factors" for specific details on the following factors that are not within the control of the Company and could affect our financial results.

     o Our business is subject to general economic and business factors that are largely out of our control.
     o    Our growth may not continue at historic rates.
     o Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flow.
     o If fuel prices increase significantly, our results of operations could be adversely affected.
     o Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

     o We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing regulations could have a materially adverse effect on our business.
     o Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.
     o We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.
     o If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.
     o We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.
     o    Seasonality   and  the  impact  of  weather   affect  our   operations
          profitability.
     o Ongoing insurance and claims expenses could significantly reduce our earnings.
     o We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2006 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company had no debt outstanding as of March 31, 2006 and therefore, had no market risk related to debt.

     As of March 31, 2006, the Company did not have any long-term fuel purchase contracts, and had not entered into any other hedging arrangements, that protect against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

        (b)  Reports on Form 8-K
                1. Report on Form 8-K, dated January 19, 2006, announcing the Company's financial results for the quarter ended December 31, 2005.
                2. Report on Form 8-K, dated March 13, 2006, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEARTLAND EXPRESS, INC.

Date: May  6, 2006                   BY:  /s/  John P. Cosaert
                                     John P. Cosaert
                                     Executive Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

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


Date:  May 6, 2006                                 By: /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                   Chairman, President and
                                                   Chief Executive Officer

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


Date:  May 6, 2006                            By: /s/ John P. Cosaert
                                              John P. Cosaert
                                              Executive Vice President-Finance
                                              Chief Financial Officer and
                                              Treasurer
                                              (principal accounting and
                                              financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   May 6, 2006                       By: /s/ Russell A. Gerdin
                                           Russell A. Gerdin
                                           Chairman, President and
                                           Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 6, 2006                         By: /s/ John P. Cosaert
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer