Form 10-Q
period 2006-06-30
HEARTLAND EXPRESS INC
filed 2006-08-07
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended  June 30, 2006                  Commission File No.   0-15087
                   -------------                                        -------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Nevada                                    93-0926999
                 ------                                    ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


2777 Heartland Drive, Coralville, Iowa                       52241
-------------------------------------                        -----
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728
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

At June 30, 2006, there were 98,428,589 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
           June 30, 2006 and
           December 31, 2005                                             1-2
        Consolidated Statements of Income
           for the Three and Six Months
           ended June 30, 2006 and 2005                                   3
        Consolidated Statements of Stockholders' Equity
           For the Six Months ended June 30, 2006
           Ended June 30, 2006                                            4
        Consolidated Statements of Cash Flows
           for the Six Months ended
           June 30, 2006 and 2005                                         5
        Notes to Consolidated Financial Statements                       6-9

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    9-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk        15

Item 4. Controls and Procedures                                           15

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                 15

Item 2. Changes in Securities                                             15

Item 3. Defaults upon Senior Securities                                   16

Item 4. Submission of Matters to a Vote of
           Security Holders                                               16

Item 5. Other Information                                                 16

Item 6. Exhibits and Reports on Form 8-K                                  16

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                             June 30,        December 31,
                                                     2006              2005
                                               --------------     -------------
                                                 (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                     $   4,773,300     $   5,366,929

  Short-term investments                          316,494,007       282,255,377

  Trade receivables, less
  allowance of $775,000                            44,029,867        42,860,411

  Prepaid tires                                     4,994,120         3,998,430

  Other prepaid expenses                            4,748,165           304,667

  Deferred income taxes                            28,632,000        28,721,000
                                                -------------     -------------
          Total current assets                    403,671,459       363,506,814
                                                -------------     -------------
PROPERTY AND EQUIPMENT

  Land and land improvements                       11,893,135        10,643,135

  Buildings                                        16,925,821        16,925,821

  Furniture and fixtures                            1,042,131         1,042,131

  Shop and service equipment                        2,688,779         2,620,031

  Revenue equipment                               269,138,456       250,479,838
                                                -------------     -------------
                                                  301,688,322       281,710,956

  Less accumulated depreciation                    85,204,755        81,204,416
                                                -------------     -------------
  Property and equipment, net                     216,483,567       200,506,540
                                                -------------     -------------
GOODWILL                                            4,814,597         4,814,597

OTHER ASSETS                                        4,616,989         4,679,974
                                                -------------     -------------
                                                $ 629,586,612     $ 573,507,925
                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                     2006              2005
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities     $  18,953,611     $  10,572,525

   Compensation and benefits                       13,952,389        12,629,831

   Income taxes payable                             9,152,164         8,064,947

   Insurance accruals                              55,218,404        53,631,471

   Other accruals                                   7,376,127         7,345,499
                                                -------------     -------------
        Total current liabilities                 104,652,695        92,244,273
                                                -------------     -------------
DEFERRED INCOME TAXES                              50,427,000        48,012,000
                                                -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred, $.01 par value; authorized
      5,000,000 share; none issued                        -                 -

   Common, $.01 par value; authorized
      395,000,000 shares; issued and
      outstanding: 98,428,589                         984,286           738,215

   Additional paid-in capital                         188,454               -

   Retained earnings                              473,334,177       432,952,138
                                                -------------     -------------
                                                  474,506,917       433,690,353

   Less: unearned compensation                            -            (438,701)
                                                -------------     -------------
                                                  474,506,917       433,251,652
                                                -------------     -------------
                                                $ 629,586,612     $ 573,507,925
                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                  Three months ended                 Six months ended
                                                       June 30,                          June 30,
                                               2006              2005             2006              2005
                                               ----              ----             ----              ----

Operating revenue                          $ 143,058,628     $ 128,851,347    $ 278,057,927     $ 247,528,818
                                           -------------     -------------    -------------     -------------
Operating expenses:

   Salaries, wages, and benefits           $  46,040,770     $  43,447,096    $  92,411,352     $  86,163,937

   Rent and purchased transportation           6,772,305         7,829,721       12,971,977        15,541,933

   Fuel                                       37,789,391        28,498,868       70,750,409        54,060,506

   Operations and maintenance                  3,358,967         3,777,156        6,305,700         6,349,466

   Operating taxes and licenses                2,203,726         2,180,646        4,270,893         4,255,936

   Insurance and claims                        4,835,933         3,969,432        8,922,782         6,801,697

   Communications and utilities                  943,092           928,039        1,895,431         1,626,916

   Depreciation                               11,181,612         9,053,013       21,359,271        17,441,697

   Other operating expenses                    4,158,378         4,006,619        8,356,007         8,241,012

   Gain on disposal of property and equipment (9,724,303)         (120,299)     (12,783,540)         (301,641)
                                           -------------     -------------    -------------     -------------
                                             107,559,871       103,570,291      214,460,282       200,181,459
                                           -------------     -------------    -------------     -------------
            Operating income                  35,498,757        25,281,056       63,597,645        47,347,359

   Interest income                             2,906,972         2,052,067        5,412,919         3,387,292
                                           -------------     -------------    -------------     -------------
      Income before income taxes              38,405,729        27,333,123       69,010,564        50,734,651

   Income taxes                               13,634,068         9,703,258       24,498,752        18,010,801
                                           -------------     -------------    -------------     -------------
      Net income                           $  24,771,661     $  17,629,865    $  44,511,812     $  32,723,850
                                           =============     =============    =============     =============
       Earnings per share                         $ 0.25            $ 0.18           $ 0.45            $ 0.33
                                           =============     =============    =============     =============
   Weighted average shares outstanding        98,428,589        99,668,612       98,428,589        99,833,391
                                           =============     =============    =============     =============
  Dividends declared per share                   $ 0.020           $ 0.015          $ 0.035           $ 0.030
                                           =============     =============    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Capital     Additional                     Unearned
                                                Stock,      Paid-In        Retained        Compen-
                                                Common      Capital        Earnings         sation          Total
                                              ---------    ---------    -------------    ----------    -------------
Balance, December 31, 2005                    $ 738,215    $      --    $ 432,952,138    $ (438,701)   $ 433,251,652
Net income                                           --           --       44,511,812            --       44,511,812
Dividends on common stock, $0.035 per share          --           --       (3,445,001)           --       (3,445,001)
Stock split                                     246,071           --         (246,071)           --               --
Reclassification of unearned compensation            --           --         (438,701)      438,701               --
Amortization of unearned compensation                --      188,454               --            --          188,454
                                              ---------    ---------    -------------    ----------    -------------
Balance, June 30, 2006                        $ 984,286    $ 188,454    $ 473,334,177    $       --    $ 474,506,917
                                              =========    =========    =============    ==========    =============



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                      2006              2005
                                                 ------------      ------------
OPERATING ACTIVITIES
   Net income                                    $ 44,511,812      $ 32,723,850
   Adjustments to reconcile to net cash
      provided by operating activities:
         Depreciation and amortization             21,369,273        17,451,698
         Deferred income taxes                      2,504,000        (3,065,000)
         Amortization of unearned compensation        188,454           178,486
         Gain on disposal of property and
            equipment                             (12,783,540)         (301,641)
         Changes in certain working capital
            items:
            Trade receivables                      (1,169,456)       (2,222,027)
            Prepaid expenses                       (3,649,696)       (3,614,281)
            Accounts payable, accrued
              liabilities, and accrued expenses     3,862,295         8,512,463
            Accrued income taxes                    1,087,217          (138,436)
                                                 ------------      ------------
         Net cash provided by operating
            activities                             55,920,359        49,525,112
                                                 ------------      ------------
INVESTING ACTIVITIES
   Proceeds from sale of property and equipment     1,398,531           600,593
   Purchases of property and equipment, net
      of trades                                   (20,774,103)      (19,663,849)
   Net purchases of municipal bonds               (34,238,630)       (3,169,987)
   Change in other assets                              52,983           123,773
                                                 ------------      ------------
   Net cash used in investing activities          (53,561,219)      (22,109,470)
                                                 ------------      ------------
FINANCING ACTIVITIES
     Cash dividend                                 (2,952,769)       (2,997,356)
     Stock repurchase                                       -       (20,578,159)
                                                 ------------      ------------
        Net cash used in financing actitvities     (2,952,769)      (23,575,515)
                                                 ------------      ------------
     Net (decrease) increase in cash and cash
        equivalents                                  (593,629)        3,840,127

CASH AND CASH EQUIVALENTS
     Beginning of period                            5,366,929         1,610,543
                                                 ------------      ------------
     End of period                               $  4,773,300      $  5,450,670
                                                 ============      ============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
        Income taxes, net                        $ 20,907,535      $ 21,214,137
   Noncash investing activities:
        Book value of revenue equipment traded   $ 16,386,531      $ 12,136,903

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

Note 2.  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.  Segment Information

     The Company has ten operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4.  Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $4.6 million at June 30, 2006 and $4.7 million at December 31, 2005 are included in other assets. The restricted funds represent those required for self-insurance purposes and designated funds that are earmarked for a specific purpose not for general business use.

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

     Effective July 1, 2005, gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards ("SFAS") No. 153, "Accounting for Non-monetary
Transactions". Prior to July 1, 2005, gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating income for the three and six months ended June 30, 2006 were favorably impacted by $8.7 million and $11.3 million, respectively, from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense as a result of the higher depreciable basis of traded revenue equipment acquired since July 1, 2005.

Note 7. Stock Split

     On April 20, 2006, the Board of Directors approved a four-for-three stock split, affected in the form of a 33 percent stock dividend. The stock split occurred on May 15, 2006, to shareholders of record as of May 5, 2006. This stock split increased the number of outstanding shares to 98.4 million from 73.8 million. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock split for all periods presented.

Note 8.  Earnings Per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each period. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 9.  Share Based Compensation

     On March 7, 2002, the Company president transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million is being amortized over a five year period as compensation expense. Compensation expense of $94,228 and $83,378 for the three month periods ended June 30, 2006 and 2005 is recorded in salaries, wages, and benefits on the consolidated statement of income. For the six months ended June 30, 2006 and 2005, compensation expense of $188,454 and $178,486 is recorded in salaries, wages, and benefits on the consolidated statement of income. As of June 30, 2006, there was $250,247 of unearned compensation cost related to the restricted stock granted. This cost will be recognized over the next eight months. All unvested shares are included in the Company's 98.4 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented in the table below:
                                                                   Grant-date
                                                        Shares     Fair Value
                                                        ------      --------
Non-vested stock outstanding at January 1, 2006         68,200       $ 11.00
Granted                                                     -             -
Vested                                                 (33,100)        11.00
Forfeited                                                   -             -
                                                        ------      --------
Non-vested stock outstanding at June 30, 2006           35,100       $ 11.00
                                                        ======      ========

     The fair value of the shares vested was $563,607 and $535,787 for the six months ended June 30, 2006 and 2005, respectively.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation is being recorded as additional paid-in capital effective January 1, 2006. The implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the three and six months ended June 30, 2006.

Note 10. Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company had commitments at June 30, 2006 to acquire new revenue equipment for approximately $66.7 million in 2006. These commitments are expected to be financed from existing cash and short-term investment balances and cash flows from operations.

     The Company announced on June 9, 2006 that our Board of Directors declared a regular quarterly dividend of $.02 per common share, payable on July 3, 2006, to stockholders of record on June 22, 2006.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of the real estate and from existing cash and short-term investment balances and cash flows from operations. Construction is expected to be completed in the second quarter of 2007.

Note 11. Related Party Transactions

     The Company leases two office buildings and a storage building from its president under a lease that provides for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. The lease was renewed for a five year term on June 1, 2005, increasing the monthly rental from $24,969 to $27,618. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.

     Rent expense paid to the Company's president totaled $82,854 and $74,906 for the three months ended June 30, 2006 and 2005, respectively. Rent expense paid to the Company president totaled $165,708 and $152,463 for the six months ended June 30, 2006 and 2005, respectively. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be canceled upon the occupancy of the new corporate headquarters and shop facility.

     During the first quarter of 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's president for $1,250,000. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

Note 12. Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Note 13. Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2006 presentation.

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

Overview

     Heartland Express, Inc. is a short- to medium-haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 62.9% of the second quarter 2006 operating revenues. The Company expanded to the Western United States in the second quarter of 2005 with the opening of a regional operating center in Phoenix, Arizona. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At June 30, 2006, the Company's tractor fleet had an average age of 1.4 years while the trailer fleet had an average age of 2.8 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the second quarter of 2006 with operating revenues of $143.1 million, including fuel surcharges, net income of $24.8 million, and earnings per share of $0.25 on average outstanding shares of 98.4 million. The Company posted a 75.2% operating ratio (operating expenses as a percentage of operating revenues) and a 17.3% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $321.3 million and a debt-free balance sheet. The Company had total assets of $629.6 million at June 30, 2006. The Company achieved a return on assets of 14.4% and a return on equity of 19.2%, both improvements over the second quarter of 2005. The Company's cash flow from operations for the first six months of $55.9 million represented a 12.9% increase over the same period of 2005.

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

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fourteen times in the past nineteen years and for the past four consecutive years including 2005. The Company has paid cash dividends over the past twelve consecutive quarters. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                        Three Months Ended   Six Months Ended
                                              June 30,          June 30,
                                           2006     2005      2006     2005
                                          ------   ------    ------    ------
Operating revenue                         100.0%   100.0%    100.0%    100.0%
                                          ------   ------    ------    ------
Operating expenses:
  Salaries, wages, and benefits            32.2%    33.7%     33.2%     34.8
  Rent and purchased transportation         4.7      6.1       4.7       6.3
  Fuel                                     26.4     22.1      25.4      21.8
  Operations and maintenance                2.4      3.0       2.3       2.6
  Operating taxes and licenses              1.5      1.7       1.5       1.7
  Insurance and claims                      3.4      3.1       3.2       2.7
  Communications and utilities              0.7      0.7       0.7       0.7
  Depreciation                              7.8      7.0       7.7       7.1
  Other operating expenses                  2.9      3.1       3.0       3.3
  Gain on disposal of property
    and equipment                          (6.8)    (0.1)     (4.6)     (0.1)
                                          ------   ------    ------    ------
  Total operating expenses                 75.2%    80.4%     77.1%     80.9%
                                          ------   ------    ------    ------
    Operating income                       24.8%    19.6%     22.9%     19.1%
Interest income                             2.0      1.6       1.9       1.4
                                          ------   ------    ------    ------
    Income before income taxes             26.8%    21.2%     24.8%     20.5%
Federal and state income taxes              9.5      7.5       8.8       7.3
                                          ------   ------    ------    ------
    Net income                             17.3%    13.7%     16.0%     13.2%
                                          ======   ======    ======    ======

     The following is a discussion of the results of operations of the quarter and six month period ended June 30, 2006 compared with the same periods in 2005 and the changes in financial condition through the second quarter of 2006.

Three Months Ended June 30, 2006 and 2005

     Operating revenue increased $14.2 million (11.0%), to $143.1 million in the second quarter of 2006 from $128.9 million in the second quarter of 2005. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $8.4 million to $21.4 million in the second quarter of 2006 from $13.0 million in the second quarter of 2005.

     Salaries, wages, and benefits increased $2.6 million (6.0%), to $46.0 million in the second quarter of 2006 from $43.4 million in the second quarter of 2005. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the second quarter of 2006, employee drivers accounted for 93% and independent contractors 7% of the total fleet miles, compared with 91% and 9%, respectively, in the second quarter of 2005. The Company implemented an increase in driver pay during the first and second quarters of 2006. All drivers maintaining a valid hazardous materials endorsement on their commercial driver's license received a $0.01 per mile increase in January 2006. Additional increases were given to drivers in selected regional operations. Workers' compensation expense increased $0.5 million (79.8%) to $1.1 million in the quarter ended June 30, 2006 from $0.6 million in for the same period in 2005 due to an increase in frequency and severity of claims. Health insurance expense increased $0.2 million (10.7%) to $1.9 million in the second quarter of 2006 from $1.7 million in second quarter of 2005 due to an increase in frequency and severity of claims and increased reliance on employee drivers.

     Rent and purchased transportation decreased $1.0 million (13.5%), to $6.8 million in the second quarter of 2006 from $7.8 million in the second quarter of 2005. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.01 per mile in the first quarter of 2006 for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile on April 1, 2006.

     Fuel increased $9.3 million (32.6%), to $37.8 million in 2006 from $28.5 million in 2005. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 29.4% in second quarter of 2006 compared to 2005. Fuel cost per mile, net of fuel surcharge, increased 4.4% in the second quarter of 2006 compared to 2005. The Company's second quarter fuel cost per gallon increased 26.6% in 2006 compared to 2005. In the quarter ended June 30, 2006, tractors with the EPA-mandated clean air engine accounted for 79.4% of the miles generated by the company-owned fleet compared to 40.1% of the company-owned fleet in the 2005 period. Fuel economy for tractors with EPA-mandated clean air engines decreased 5.3%.

     Operations and maintenance decreased $0.4 million (11.1%), to $3.4 million in the second quarter of 2006 from $3.8 million in the second quarter of 2005. This is primarily attributed to the average age of the revenue equipment in our fleet. The average age of our tractor fleet is 1.4 years while the average age of the trailer fleet is 2.8 years, both improvements over the second quarter of 2005.

     Insurance and claims increased $0.8 million (21.8%), to $4.8 million in the second quarter of 2006 from $4.0 million in the second quarter of 2005 due to an increase in the frequency and severity of claims.

     Depreciation increased $2.1 million (23.5%), to $11.2 million during the second quarter of 2006 from $9.1 million in the second quarter of 2005. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of June 30, 2006, 84.7% of the Company's tractor fleet had the EPA clean air engine compared to 47.3% at June 30, 2005. For the quarter ended June 30, 2006, implementation of SFAS No. 153 resulted in approximately $0.7 million of additional depreciation as a result of higher depreciable basis of revenue equipment acquired through trade-ins. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses increased $0.2 million (3.8%), to $4.2 million in the second quarter of 2006 from $4.0 million in the second quarter of 2005. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $9.6 million (7983.4%), to $9.7 million during the second quarter of 2006 from $0.1 million in the second quarter of 2005. For 2006, $9.4 million represents gains on trade-ins of revenue equipment which are recognized currently under of SFAS No.
153. These gains were previously deferred as a reduction of the depreciable basis of new revenue equipment.

     Interest income increased $0.8 million (41.7%), to $2.9 million in the second quarter of 2006 from $2.1 million in the same period of 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% in the second quarter of 2006 and 2005.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 75.2% during the second quarter of 2006 compared with 80.4% during the second quarter of 2005. Net income increased $7.2 million (40.5%), to $24.8 million during the second quarter of 2006 from $17.6 million during the second quarter of 2005.

Six Months Ended June 30, 2006 and 2005

     Operating revenue increased $30.6 million (12.3%), to $278.1 million in the six months ended June 30, 2006 from $247.5 million in the 2005 period. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $15.6 million to $38.7 million in the six months ended June 30, 2006 from $23.1 million in the compared 2005 period.

     Salaries, wages, and benefits increased $6.2 million (7.3%), to $92.4 million in the six months ended June 30, 2006 from $86.2 million in the 2005 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. During the first six months of 2006, employee drivers accounted for 93% and independent contractors 7% of the total fleet miles, compared with 91% and 9%, respectively, in the compared 2005 period. The Company implemented an increase in driver pay during the first and second quarters of 2006. All drivers maintaining a valid hazardous materials endorsement on their commercial driver's license received a $0.01 per mile increase in January 2006. Additional increases were given to drivers in selected regional operations. Workers' compensation expense increased $0.3 million (16.7%) to $2.2 million in the six months ended June 30, 2006 from $1.9 million in for the same period in 2005 due to an increase in frequency and severity of claims. Health insurance expense increased $0.4 million (11.7%) to $4.2 million in the six months ended June 30, 2006 from $3.8 million in the same period of 2005 due to an increase in frequency and severity of claims and increased reliance on employee drivers.

     Rent and purchased transportation decreased $2.5 million (16.5%), to $13.0 million in the first six months of 2006 from $15.5 million in the compared 2005 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.01 per mile in the first quarter of 2006 for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile for all independent contractors on April 1, 2006.

     Fuel increased $16.7 million (30.9%), to $70.8 million in first six month of 2006 from $54.1 million in the compared 2005 period. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 25.8% in the first six months of 2006 compared to the 2005 period. Fuel cost per mile, net of fuel surcharge, increased .4% when comparing the first six months 2006 to the 2005 period. The Company's fuel cost per gallon increased 24.0% in 2006 compared to 2005. In the six months ended June 30, 2006, tractors with the EPA-mandated clean air engine accounted for 75.0% of the miles generated by the company-owned fleet compared to 36.3% of the company-owned fleet in the 2005 period. Fuel economy for tractors with EPA-mandated clean air engines decreased 5.0%.

     Operations and maintenance was $6.3 million for both the six months ended June 30, 2006 and 2005. This is primarily attributed to the average age of the revenue equipment in our fleet. The average age of our tractor fleet is 1.4 years while the average age of the trailer fleet is 2.8 years. This compares favorably with the average tractor age at 1.6 years and the average trailer age at 3.0 years reported at June 30, 2005.

         Insurance and claims increased $2.1 million (31.2%), to $8.9 million in the six months ended June 30, 2006 from $6.8 million in the same period of 2005 due to an increase in the frequency and severity of claims.

     Depreciation increased $4.0 million (22.5%), to $21.4 million during the first six months of 2006 from $17.4 million in the compared 2005 period. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of June 30, 2006, 84.7% of the Company's tractor fleet had the EPA clean air engine compared to 47.3% at June 30, 2005. For the six months ended June 30, 2006, implementation of SFAS No. 153 resulted in approximately $1.1 million of additional depreciation as a result of higher depreciable basis of revenue equipment acquired through trade-ins. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses increased $0.2 million (1.4%), to $8.4 million during the six months ended June 30, 2006 from $8.2 million in the same period of 2005. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $12.5 million (4138.0%), to $12.8 million during the six months ended June 30, 2006 from $0.3 million in the compared 2005 period. For 2006, $12.4 million represents gains on trade-ins of revenue equipment which are recognized currently under of SFAS No.
153. These gains were previously deferred as a reduction of the depreciable basis of new revenue equipment.

     Interest income increased $2.0 million (59.8%), to $5.4 million in the six months ended June 30, 2006 from $3.4 million in the same period of 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% in the second quarter of 2006 and 2005.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 77.1% during the first six months of 2006 compared with 80.9% during the same period of 2005. Net income increased $11.8 million (36.0%), to $44.5 million during the six months ended June 30 2006 from $32.7 million during the compared 2005 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2006, was net cash provided by operating activities of $55.9 million compared to $49.5 million in the corresponding 2005 period.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $20.8 million for the first six months of 2006 compared to $19.7 million for the same period in 2005. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $94.4 million in 2006. The Company will buy additional tractors before year-end prior to phase two of the federally mandated engine emissions standards that will become effective in January of 2007.

     The Company paid cash dividends of $3.0 million during the first six months of 2006 and 2005, respectively. The Company began paying cash dividends in the third quarter of 2003. The Company declared a $2.0 million cash dividend in June 2006, payable on July 3, 2006.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $321.3 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of June 30, 2006 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company had no debt outstanding as of June 30, 2006 and therefore, had no market risk related to debt.

     As of June 30, 2006, the Company did not have any long-term fuel purchase contracts, and had not entered into any other hedging arrangements, that protect against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

     (b)  Reports on Form 8-K
     1. Report on Form 8-K, dated April 17, 2006, announcing the Company's financial results for the quarter ended March 31, 2006.
     2. Report on Form 8-K, dated April 20, 2006, announcing a 4 for 3 stock split in the form of a 33% stock dividend to be paid on May 15, 2006 to stockholder's of record as of May 5, 2006.
     3. Report on Form 8-K, dated May 18, 2006, announcing the promotion of Michael Gerdin as President of Heartland Express, Inc. Russell Gerdin remaining as Chairman and Chief Executive Officer.
     4. Report on Form 8-K, dated June 9, 2006, announcing the declaration of a quarterly cash dividend.
     5. Report on Form 8-K, dated June 20, 2006, announcing the appointment of James G. Pratt as a member of the Board of Directors of Heartland Express, Inc.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.

Date: August 7, 2006                       BY:  /s/  John P. Cosaert
                                               ---------------------
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                          (principal accounting and financial
                                           officer)

Exhibit No. 31.1

                                  Certification

I, Russell A. Gerdin, Chairman and Chief Executive Officer of Heartland Express, Inc., certify that:

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


Date:  August 7, 2006                      By: /s/ Russell A. Gerdin
                                              -----------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer

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


Date:  August 7, 2006                          By: /s/ John P. Cosaert
                                                 ---------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                              (principal accounting and
                                               financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   August 7, 2006                     By: /s/ Russell A. Gerdin
                                                ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: August 7, 2006                       By: /s/ John P. Cosaert
                                                -------------------
                                            John P. Cosaert
                                            Executive Vice President
                                            and Chief Financial Officer