Form 10-Q
period 2006-09-30
HEARTLAND EXPRESS INC
filed 2006-11-07
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2006                Commission File No. 0-15087



                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Nevada                                    93-0926999
                 ------                                    ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


2777 Heartland Drive, Coralville, Iowa                        52241
--------------------------------------                        -----
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code   (319)  545-2728
                                                    ----------------

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

At September 30, 2006, there were 98,251,889 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
           September 30, 2006 and
           December 31, 2005                                             1-2
        Consolidated Statements of Income
           for the Three and Nine Months
           ended September 30, 2006 and 2005                               3
        Consolidated Statements of Stockholders' Equity
           for the Nine Months
           ended September 30, 2006                                        4
        Consolidated Statements of Cash Flows
           for the Nine Months ended
           September 30, 2006 and 2005                                     5
        Notes to Consolidated Financial Statements                       6-9

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    9-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk         16

Item 4. Controls and Procedures                                            16

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                  16

Item 2. Changes in Securities                                              16

Item 3. Defaults upon Senior Securities                                    16

Item 4. Submission of Matters to a Vote of
           Security Holders                                                16

Item 5. Other Information                                               16-17

Item 6. Exhibits and Reports on Form 8-K                                   17

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

          ASSETS                                    September 30,  December 31,
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents ....................   $ 23,066,640   $  5,366,929

   Short-term investments .......................    298,853,453    282,255,377

   Trade receivables, less
   allowance of $775,000 ........................     46,404,543     42,860,411

   Prepaid tires ................................      5,238,531      3,998,430

   Other prepaid expenses .......................      4,034,919        304,667

   Deferred income taxes ........................     28,416,000     28,721,000
                                                    ------------   ------------
     Total current assets .......................    406,014,086    363,506,814
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

   Land and land improvements ...................     11,893,135     10,643,135

   Buildings ....................................     17,823,349     16,925,821

   Furniture and fixtures .......................      1,042,131      1,042,131

   Shop and service equipment ...................      2,774,914      2,620,031

   Revenue equipment ............................    285,569,219    250,479,838
                                                    ------------   ------------
                                                     319,102,748    281,710,956

   Less accumulated depreciation ................     85,595,291     81,204,416
                                                    ------------   ------------
   Property and equipment, net ..................    233,507,457    200,506,540
                                                    ------------   ------------

GOODWILL ........................................      4,814,597      4,814,597
OTHER ASSETS ....................................      5,429,898      4,679,974
                                                    ------------   ------------
                                                    $649,766,038   $573,507,925
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  September30,     December 31,
                                                       2006            2005
                                                  -------------   -------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ...   $  16,615,312    $ 10,572,525

   Compensation and benefits ..................      15,025,171      12,629,831

   Income taxes payable .......................      10,092,332       8,064,947

   Insurance accruals .........................      55,814,578      53,631,471

   Other accruals .............................       7,244,932       7,345,499
                                                   ------------    ------------
      Total current liabilities ...............     104,792,325      92,244,273
                                                   ------------    ------------
DEFERRED INCOME TAXES .........................      51,873,000      48,012,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred, $.01 par value; authorized
      5,000,000 share; none issued ............            --              --

   Common, $.01 par value; authorized
      395,000,000 shares; issued and
      outstanding: 98,251,889 in 2006 and .....         982,519         738,215
      98,428,589 for 2005

   Additional paid-in capital .................         282,022            --

   Retained earnings ..........................     491,836,172     432,952,138
                                                   ------------    ------------
                                                    493,100,713     433,690,353
   Less: unearned compensation ................            --          (438,701)
                                                   ------------    ------------
                                                    493,100,713     433,251,652
                                                   ------------    ------------
                                                   $649,766,038    $573,507,925
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three months ended                 Nine months ended
                                                       September 30,                      September 30,

                                                   2006             2005             2006             2005
Operating revenue ............................ $147,057,490     $136,209,698     $425,115,417     $383,738,516
                                               ------------     ------------     ------------     ------------

Operating expenses:

   Salaries, wages, and benefits ............. $ 47,925,921     $ 45,028,528     $140,337,273     $131,192,465

   Rent and purchased transportation .........    6,093,688        7,462,499       19,065,664       23,004,432

   Fuel ......................................   38,971,251       33,987,533      109,721,660       88,048,039

   Operations and maintenance ................    3,324,149        4,068,029        9,629,849       10,417,495

   Operating taxes and licenses ..............    2,259,227        2,249,347        6,530,121        6,505,283

   Insurance and claims ......................    2,620,921        5,015,569       11,543,703       11,817,266

   Communications and utilities ..............      912,515          969,344        2,807,947        2,596,260

   Depreciation ..............................   12,446,339        9,819,033       33,805,611       27,260,730

   Other operating expenses ..................    4,757,332        4,238,892       13,113,338       12,479,904

   Gain on disposal of property
     and equipment ...........................   (4,788,227)      (1,961,024)     (17,571,767)      (2,262,665)
                                               ------------     ------------     ------------     ------------
                                                114,523,116      110,877,750      328,983,399      311,059,209
                                               ------------     ------------     ------------     ------------
       Operating income ......................   32,534,374       25,331,948       96,132,018       72,679,307

   Interest income ...........................    3,141,022        1,865,656        8,553,942        5,252,948
                                               ------------     ------------     ------------     ------------
      Income before income taxes .............   35,675,396       27,197,604      104,685,960       77,932,255

   Income taxes ..............................   12,664,766        9,655,150       37,163,518       27,665,951
                                               ------------     ------------     ------------     ------------
       Net income ............................ $ 23,010,630     $ 17,542,454     $ 67,522,442     $ 50,266,304
                                               ============     ============     ============     ============
       Earnings per share .................... $       0.23     $       0.18     $       0.69     $       0.51
                                               ============     ============     ============     ============
   Weighted average shares outstanding .......   98,330,636       98,428,737       98,395,579       99,360,028
                                               ============     ============     ============     ============
  Dividends declared per share ............... $      0.020     $      0.015     $      0.055     $      0.045
                                               ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Capital    Additional                  Unearned
                                                Stock,      Paid-In      Retained      Compen-
                                                Common      Capital      Earnings       sation            Total
                                               ---------   ---------   ------------   -----------    -------------

Balance, December 31, 2005 ................... $ 738,215   $     --    $432,952,138   $  (438,701)   $433,251,652
Net income ...................................       --          --      67,522,442           --       67,522,442
Dividends on common stock,
  $0.055 per share ...........................       --          --      (5,410,039)          --       (5,410,039)
Stock split ..................................   246,071         --        (246,071)          --              --
Stock repurchase .............................    (1,767)                (2,543,597)          --       (2,545,364)
Reclassification of unearned compensation ....       --          --        (438,701)      438,701             --
Amortization of share based compensation .....       --      282,022            --            --          282,022
                                               ---------   ---------   ------------   -----------     -----------

Balance, September 30, 2006 .................. $ 982,519   $ 282,022   $491,836,172   $       --     $493,100,713
                                               =========   =========   ============   ===========    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                        2006            2005
                                                   ------------     -----------
OPERATING ACTIVITIES
   Net income ..................................   $ 67,522,442    $ 50,266,304
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization ............     33,820,614      27,275,733
      Deferred income taxes ....................      4,166,000      (4,583,000)
      Amortization of share based compensation .        282,022         272,713
      Gain on disposal of property and equipment    (17,571,767)     (2,262,665)
      Changes in certain working capital items:
         Trade receivables .....................     (3,544,132)     (7,880,375)
         Prepaid expenses ......................     (4,802,241)     (2,121,122)
         Accounts payable, accrued liabilities,
           and accrued expenses.................      6,224,368      10,870,748
         Accrued income taxes ..................      2,027,385         949,416
                                                   ------------    ------------
   Net cash provided by operating activities ...     88,124,691      72,787,752
                                                   ------------    ------------

INVESTING ACTIVITIES
   Proceeds from sale of property and equipment       1,841,998         754,386
   Purchases of property and equipment,
      net of trades ............................    (47,439,440)    (28,572,507)
   Net purchases of municipal bonds ............    (16,598,076)    (16,126,894)
   Change in other assets ......................       (764,927)        106,466
                                                   ------------    ------------
   Net cash used in investing activities .......    (62,960,445)    (43,838,549)
                                                   ------------    ------------
FINANCING ACTIVITIES
   Cash dividend ...............................     (4,919,171)     (4,483,987)
   Stock repurchase ............................     (2,545,364)    (22,419,150)
                                                   ------------    ------------
   Net cash used in financing activities .......     (7,464,535)    (26,903,137)
                                                   ------------    ------------
   Net increase in cash and cash equivalents ...     17,699,711       2,046,066

CASH AND CASH EQUIVALENTS
   Beginning of period .........................      5,366,929       1,610,543
                                                   ------------    ------------
   End of period ...............................   $ 23,066,640    $  3,656,609
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes, net ........................   $ 30,970,133    $ 31,299,435
   Noncash investing activities:
      Fair value of revenue equipment traded ...   $ 43,166,700    $ 25,505,925



The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

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

Note 4. Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.4 million at September 30, 2006 and $4.7 million at December 31, 2005 are included in other assets. The restricted funds represent those required for self-insurance purposes and designated funds represent those earmarked for a specific purpose not for general business use.

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

     Effective July 1, 2005, gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards ("SFAS") No. 153, "Accounting for Non-monetary
Transactions". Prior to July 1, 2005, gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating income for the three months ended September 30, 2006 and 2005 were favorably impacted by $3.6 million and $1.9 million, respectively, from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense as a result of the higher depreciable basis of traded revenue equipment acquired since July 1, 2005. Operating income for the nine months ended September 30, 2006 and 2005 were favorably impacted by $14.9 million and $1.9 million, respectively, from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense. SFAS No. 153 was adopted prospectively July 1, 2005, thus trade-ins that occurred prior to July 1, 2005 did not impact operating income.

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

Note 8.  Stock Repurchase

     In September  2001,  the Board of Directors  approved a repurchase of up to
5.0 million shares of Heartland Express, Inc. common stock. During the three month period ended September 30, 2006, the Company purchased 176,700 shares for approximately $2.5 million at approximately $14.41 per share and the shares were retired. The cost of such shares purchased and retired in excess of their par value were charged to retained earnings.

Note 9.  Earnings Per Share:

         Earnings per share are based upon the weighted average common shares outstanding during each period. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 10.  Share Based Compensation

     On March 7, 2002, the Company CEO transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million is being amortized over a five year period as compensation expense. Compensation expense of $93,567 for the three month period ended September 30, 2006 and $94,227 for the same period of 2005 is recorded in salaries, wages, and benefits on the consolidated statement of income. For the nine months ended September 30, 2006 and 2005, compensation expense of $282,022 and $272,713 is recorded in salaries, wages, and benefits on the consolidated statement of income. As of September 30, 2006, there was $156,679 of unearned compensation cost related to the restricted stock granted. This cost will be recognized over the next five months. All unvested shares are included in the Company's 98.3 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the table below:
                                                                     Grant-date
                                                          Shares     Fair Value
                                                         --------    ----------
Non-vested stock outstanding at January 1, 2006           68,200        $ 11.00

Granted                                                       -              -
Vested                                                   (33,800)         11.00
Forfeited                                                     -              -
                                                         --------    ----------
Non-vested stock outstanding at September 30, 2006        34,400        $ 11.00
                                                         ========    ==========

The fair value of the shares vested was $575,181 and $546,134 for the nine months ended September 30, 2006 and 2005, respectively.


     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation is being recorded as additional paid-in capital effective January 1, 2006. The implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the three and nine months ended September 30, 2006.

Note 11. Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company had commitments at September 30, 2006 to acquire new revenue equipment for approximately $40.9 million in fourth quarter 2006. These commitments are expected to be financed from existing cash and short-term investment balances and cash flows from operations and trade-in of existing equipment.

     The Company announced on September 8, 2006 that our Board of Directors declared a regular quarterly dividend of $.02 per common share, payable on October 2, 2006, to stockholders of record on September 20, 2006.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of the real estate and from existing cash and short-term investment balances and cash flows from operations. Total expenditures for the new building are expected to range from between $12.0 million to $15.0 million. Construction is expected to be completed in the second quarter of 2007.

Note 12. Related Party Transactions

     The Company leases two office buildings and a storage building from its CEO under a lease that provides for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. The lease was renewed for a five year term on June 1, 2005, increasing the monthly rental from $24,969 to $27,618. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.

     Rent expense paid to the Company's CEO totaled $82,854 for the three months ended September 30, 2006 and 2005. Rent expense paid to the Company CEO totaled $248,561 and $235,315 for the nine months ended September 30, 2006 and 2005, respectively. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be canceled upon the occupancy of the new corporate headquarters and shop facility.

     During the first quarter of 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's CEO for $1,250,000. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

Note 13. Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108)", to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

Note 14. Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2006 presentation.

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

Overview

     Heartland Express, Inc. is a short-to medium-haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 61.9% of the third quarter 2006 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At September 30, 2006, the Company's tractor fleet had an average age of 1.2 years while the trailer fleet had an average age of 2.9 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the third quarter of 2006 with operating revenues of $147.1 million, including fuel surcharges, net income of $23.0 million, and earnings per share of $0.23 on average outstanding shares of 98.3 million. The Company posted a 77.9% operating ratio (operating expenses as a percentage of operating revenues) and a 15.6% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $321.9 million and a debt-free balance sheet. The Company had total assets of $649.8 million at September 30, 2006. The Company achieved a return on assets of 14.8% and a return on equity of 19.7%, both improvements over the third quarter of 2005. The Company's cash flow from operations for the first nine months of $88.1 million represented a 21.1% increase over the same period of 2005.

     The three and nine month ended results for 2006 have been favorably impacted by gains on the trade-in of revenue equipment. Prior to the implementation of Statement of Financial Accounting Standard No. 153 ("SFAS" No
153) on July 1, 2005, the gains related to trade-in of revenue producing equipment was deferred as a reduction of the basis of the new equipment. Management believes that gains reported in future periods will not be at the same level as seen in the first nine months of 2006.

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

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fifteen times in the past twenty years and for the past five consecutive years including 2006. The Company has paid cash dividends over the past thirteen consecutive quarters. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                         Three Months Ended   Nine Months Ended
                                             September 30,      September 30,
                                             2006    2005        2006    2005
                                            ------  ------      ------  ------
Operating revenue ........................  100.0%  100.0%      100.0%  100.0%
                                            ------  ------      ------  ------
Operating expenses:
   Salaries, wages, and benefits .........   32.6%   33.1%       33.0%   34.2%
   Rent and purchased transportation .....    4.1     5.5          4.5     6.0
   Fuel ..................................   26.5    25.0         25.8    22.9
   Operations and maintenance ............    2.3     2.8          2.3     2.7
   Operating taxes and licenses ..........    1.5     1.7          1.5     1.7
   Insurance and claims ..................    1.8     3.7          2.7     3.1
   Communications and utilities ..........    0.6     0.7          0.6     0.7
   Depreciation ..........................    8.5     7.2          8.0     7.1
   Other operating expenses ..............    3.3     3.1          3.1     3.3
   Gain on disposal of property and
     equipment............................   (3.3)   (1.4)        (4.1)   (0.6)
                                            ------  ------       ------  ------
   Total operating expenses ..............   77.9%   81.4%        77.4%   81.1%
                                            ------  ------       ------  ------
      Operating income ...................   22.1%   18.6%        22.6%   18.9%
Interest income ..........................    2.2     1.4          2.0     1.4
                                            ------  ------       ------  ------
      Income before income taxes .........   24.3%   20.0%        24.6%   20.3%
Federal and state income taxes ...........    8.7     7.1          8.7     7.2
                                            ------  ------       ------  ------
      Net income .........................   15.6%   12.9%        15.9%   13.1%
                                            ======  ======       ======  ======

         The following is a discussion of the results of operations of the three and nine month period ended September 30, 2006 compared with the same periods in 2005.

Three Months Ended September 30, 2006 and 2005

     Operating revenue increased $10.9 million (8.0%), to $147.1 million in the third quarter of 2006 from $136.2 million in the third quarter of 2005. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $6.8 million to $23.1 million in the third quarter of 2006 from $16.3 million in the third quarter of 2005.

     Salaries, wages, and benefits increased $2.9 million (6.4%), to $47.9 million in the third quarter of 2006 from $45.0 million in the third quarter of 2005. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. During the third quarter of 2006, employee drivers accounted for 94% and independent contractors 6% of the total fleet miles, compared with 92% and 8%, respectively, in the third quarter of 2005. The Company implemented an increase in driver pay during the first and second quarters of 2006. All drivers maintaining a valid hazardous materials endorsement on their commercial driver's license received a $0.01 per mile increase in January 2006. Additional increases were given to drivers in selected regional operations. Workers' compensation expense increased $0.7 million (116.7%) to $1.4 million in the quarter ended September 30, 2006 from $0.7 million in for the same period in 2005 due to an increase in frequency and severity of claims. Health insurance expense decreased $0.3 million (11.6%) to $2.1 million in the third quarter of 2006 from $2.4 million in third quarter of 2005 due to an decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $1.4 million (18.3%), to $6.1 million in the third quarter of 2006 from $7.5 million in the third quarter of 2005. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.01 per mile in the first quarter of 2006 for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter beginning on April 1, 2006.

     Fuel increased $5.0 million (14.7%), to $39.0 million for the three months ended September 30, 2006 from $34.0 million for the same period of 2005. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 13.1% in third quarter of 2006 compared to 2005. Fuel cost per mile, net of fuel surcharge, decreased 11.1% in the third quarter of 2006 compared to 2005. The Company's third quarter fuel cost per gallon increased 10.4% in 2006 compared to 2005. Tractors with the EPA-mandated clean air engines experienced a 5.9% reduction in fuel efficiency as compared to older model tractors being replaced. In the quarter ended September 30, 2006, tractors with the EPA-mandated clean air engine accounted for 90.5% of the miles generated by the company-owned fleet compared to 51.9% of the company-owned fleet in the 2005 period. This resulted in a 2.4% decrease in fleet fuel efficiency in the third quarter of 2006 compared to 2005.

     Operations and maintenance decreased $0.8 million (18.3%), to $3.3 million in the third quarter of 2006 from $4.1 million in the third quarter of 2005. This is primarily attributed to the average age of the revenue equipment in our fleet. The average age of our tractor fleet is 1.2 years while the average age of the trailer fleet is 2.9 years, both improvements over the third quarter of 2005.

     Insurance and claims decreased $2.4 million (47.7%), to $2.6 million in the third quarter of 2006 from $5.0 million in the third quarter of 2005 due to a decrease in the frequency and severity of auto claims.

     Depreciation increased $2.6 million (26.8%), to $12.4 million during the third quarter of 2006 from $9.8 million in the third quarter of 2005. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of September 30, 2006, 97.4% of the Company's tractor fleet had the EPA clean air engine compared to 53.1% at September 30, 2005. For the quarter ended September 30, 2006, as a result of SFAS No. 153, approximately $0.9 million of additional depreciation was recognized due to a higher depreciable basis of revenue equipment acquired through trade-ins. For the same period of 2005, the additional depreciation attributable to SFAS No. 153 was $70,500. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses increased $0.5 million (12.2%), to $4.7 million in the third quarter of 2006 from $4.2 million in the third quarter of 2005. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $2.8 million (144.2%), to $4.8 million during the third quarter of 2006 from $2.0 million in the third quarter of 2005. For 2006, $4.7 million represents gains on trade-ins of revenue equipment which are recognized under SFAS No. 153 compared to $1.9 million for the same period of 2005. Prior to the implementation of SFAS No 153, gains were deferred as a reduction of the basis of the new equipment.

     Interest income increased $1.2 million (68.4%), to $3.1 million in the third quarter of 2006 from $1.9 million in the same period of 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% in the third quarter of 2006 and 2005.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 77.9% during the third quarter of 2006 compared with 81.4% during the third quarter of 2005. Net income increased $5.5 million (31.2%), to $23.0 million during the third quarter of 2006 from $17.5 million during the third quarter of 2005.

Nine Months Ended September 30, 2006 and 2005

     Operating revenue increased $41.4 million (10.8%), to $425.1 million in the nine months ended September 30, 2006 from $383.7 million in the 2005 period. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $22.4 million to $61.8 million in the nine months ended September 30, 2006 from $39.4 million in the compared 2005 period.

     Salaries, wages, and benefits increased $9.1 million (7.0%), to $140.3 million in the nine months ended September 30, 2006 from $131.2 million in the 2005 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. During the first nine months of 2006, employee drivers accounted for 93% and independent contractors 7% of the total fleet miles, compared with 91% and 9%, respectively, in the compared 2005 period. The Company implemented an increase in driver pay during the first and second quarters of 2006. All drivers maintaining a valid hazardous materials endorsement on their commercial driver's license received a $0.01 per mile increase in January 2006. Additional increases were given to drivers in selected regional operations. Workers' compensation expense increased $1.1 million (42.1%) to $3.7 million in the nine months ended September 30, 2006 from $2.6 million in for the same period in 2005 due to an increase in frequency and severity of claims. Health insurance expense increased $0.2 million (2.7%) to $6.3 million in the nine months ended September 30, 2006 from $6.1 million in the same period of 2005 due to an increase in frequency and severity of claims and increased reliance on employee drivers.

     Rent and purchased transportation decreased $3.9 million (17.1%), to $19.1 million in the first nine months of 2006 from $23.0 million in the compared 2005 period. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The Company increased the independent contractor base mileage pay by $0.01 per mile in the first quarter of 2006 for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter for all independent contractors beginning on April 1, 2006.

     Fuel increased $21.7 million (24.6%), to $109.7 million in first nine month of 2006 from $88.0 million in the compared 2005 period. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 20.8% in the first nine months of 2006 compared to the 2005 period. Fuel cost per mile, net of fuel surcharge, decreased 3.9% when comparing the first nine months 2006 to the 2005 period. The Company's fuel cost per gallon increased 18.8% in 2006 compared to 2005. Tractors with the EPA-mandated clean air engines experienced a 4.9% reduction in fuel efficiency as compared to older model tractors being replaced. In the nine months ended September 30, 2006, tractors with the EPA-mandated clean air engine accounted for 80.2% of the miles generated by the company-owned fleet compared to 41.6% of the company-owned fleet in the 2005 period. This resulted in a 1.8% decrease in fleet fuel efficiency in the nine months ended September 30, 2006 compared to the 2005 period.

     Operations and maintenance decreased $0.8 million (7.6%) to $9.6 million for the nine months ended September 30, 2006 from $10.4 in the compared 2005 period. This is primarily attributed to the average age of the revenue equipment in our fleet. The average age of our tractor fleet is 1.2 years while the average age of the trailer fleet is 2.9 years. The newer fleet has resulted in a decrease in parts and maintenance costs nearly equal to the overall decrease for the nine months comparative period.

     Insurance and claims decreased $0.3 million (2.3%), to $11.5 million in the nine months ended September 30, 2006 from $11.8 million in the same period of 2005 due to a decrease in the frequency and severity of auto claims.

     Depreciation increased $6.5 million (24.0%), to $33.8 million during the first nine months of 2006 from $27.3 million in the compared 2005 period. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of September 30, 2006, 97.4% of the Company's tractor fleet had the EPA clean air engine compared to 47.3% at September 30, 2005. For the nine months ended September 30, 2006, as a result of SFAS No. 153, approximately $1.9 million of additional depreciation was recognized due to a higher depreciable basis of revenue equipment acquired through trade-ins. For the 2005 period, the additional depreciation attributable to SFAS No. 153 was $70,500. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses increased $0.6 million (5.1%), to $13.1 million during the nine months ended September 30, 2006 from $12.5 million in the same period of 2005. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $15.3 million (676.6%), to $17.6 million during the nine months ended September 30, 2006 from $2.3 million in the compared 2005 period. For the nine months ended September 30, 2006, $17.1 million represents gains on trade-ins of revenue equipment which are recognized under SFAS No. 153. For the same period of 2005, $1.9 million was the recognized under SFAS No. 153. It is important to note that the gains reported for 2006 represent a nine month period while gains for 2005 represent only that period from July 1, 2005, the implementation date of SFAS No. 153. Gains on trade-in were deferred prior to the adoption of SFAS No. 153 on July 1, 2005 as a reduction of the depreciable basis of new revenue equipment. The gains recognized for the 2006 period, to date, are not expected to continue at the same level into the future.

     Interest income increased $3.3 million (62.8%), to $8.6 million in the nine months ended September 30, 2006 from $5.3 million in the same period of 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% for the nine months ended September 30, 2006 and 2005.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 77.4% during the first nine months of 2006 compared with 81.1% during the same period of 2005. Net income increased $17.2 million (34.3%), to $67.5 million during the nine months ended September 30 2006 from $50.3 million during the compared 2005 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2006, was net cash provided by operating activities of $88.1 million compared to $72.8 million in the corresponding 2005 period.

     Capital   expenditures  for  property  and  equipment,   primarily  revenue
equipment net of  trade-ins,  totaled $47.4 million for the first nine months of

2006 compared to $28.6 million for the same period in 2005. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $94.4 million in 2006. The Company will buy additional tractors before year-end prior to phase two of the federally mandated engine emissions standards that will become effective in January of 2007.

     During the nine months ended September 30, 2006, the Company repurchased 176,700 shares of its common stock in the amount of $2.5 million. The Company's Board of Directors authorized a repurchase of up to a maximum of 5.0 million shares of the Company's common stock. At September 30, 2006, the Company has 4.9 million shares remaining under the current Board authorization. Future purchases are dependent upon market conditions. The Company paid cash dividends of $4.9 million and $4.5 million during the first nine months of 2006 and 2005, respectively. The Company began paying cash dividends in the third quarter of 2003 and has paid a quarterly dividend for thirteen consecutive quarters. The Company declared a $2.0 million cash dividend in September 2006, payable on October 2, 2006.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $321.9 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of September 30, 2006 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company had no debt outstanding as of September 30, 2006 and therefore, had no market risk related to debt.

     As of September 30, 2006, the Company did not have any long-term fuel purchase contracts, and had not entered into any other hedging arrangements that protect against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Item 2. Changes in Securities

                            Total Number      Average Price      Authorization
                             of Shares           Paid per          Remaining
Period                       Purchased             Share
7/1/2006 - 7/31/2006            - -                 - -            5,095,333
8/1/2006 - 8/31/2006          176,700             $14.41           4,918,633
9/1/2006 - 9/30/2006            - -                 - -            4,918,633
                            ------------      -------------      --------------
              Total           176,700             $14.41           4,918,633
                            ============      =============      ==============

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

     (b)  Reports on Form 8-K
          1. Report on Form 8-K, dated July 18, 2006, announcing the Company's financial results for the quarter ended June 30, 2006. 2. Report on Form 8-K, dated September 8, 2006, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEARTLAND EXPRESS, INC.

Date: November 6, 2006                   BY:/s/John P. Cosaert
                                            --------------------
                                         John P. Cosaert
                                         Executive Vice President-Finance,
                                         Chief Financial Officer and Treasurer
                                        (principal accounting and financial
                                           officer)

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


Date:  November 6, 2006                    By: /s/ Russell A. Gerdin
                                              -----------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer

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


Date:  November 6, 2006                    By: /s/ John P. Cosaert
                                              ---------------------
                                           John P. Cosaert
                                           Executive Vice President-Finance
                                           Chief Financial Officer and Treasurer
                                          (principal accounting and financial
                                             officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   November 6, 2006                 By: /s/ Russell A. Gerdin
                                              ---------------------
                                          Russell A. Gerdin
                                          Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: November 6, 2006                    By: /s/ John P. Cosaert
                                               -------------------
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer

                                 END OF REPORT