Form 10-K
period 2006-12-31
HEARTLAND EXPRESS INC
filed 2007-02-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the Fiscal Year Ended December 31, 2006
                                       OR
[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE
     ACT OF 1934
     For the transition period from____________________to_____________________.

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

     Common stock, $0.01 par value            The NASDAQ Stock Market LLC


Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.          YES [X]  NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES [ ] NO [X]

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $1.053 billion. As of January 31, 2007 there were 98,251,889 shares of the Company's common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 10, 2007 are incorporated by reference in Part III.

                                TABLE OF CONTENTS



                                     Part I                             Page

Item 1. Business                                                         1

Item 1A. Risk Factors                                                    5

Item 1B. Unresolved Staff Comments                                       9

Item 2. Properties                                                       9

Item 3. Legal Proceedings                                                9

Item 4. Submission of Matters to a Vote of Security Holders              9

                                     Part II

Item 5. Market for the Registrant's Common Equity,
        Related Stockholder Matters, and Issuer
        Purchases of Equity Securities                                  10

Item 6. Selected Financial Data                                         12

Item 7. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations                   13

Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk                                              19

Item 8. Financial Statements and Supplementary Data                     20

Item 9.  Changes  in  and  Disagreements  with
         Accountants  on  Accounting  and
         Financial Disclosure                                           31

Item 9A. Controls and Procedures                                        32

Item 9B. Other Information                                              34

                                    Part III

Item 10. Directors, Executive Officers, and Corporate Governance        34

Item 11. Executive Compensation                                         34

Item 12.  Security  Ownership of Certain  Beneficial
          Owners and  Management and Related Stockholder Matters        34

Item 13. Certain Relationships and Related Transactions,
         and Director Independence                                      34


Item 14. Principal Accounting Fees and Services                         34

                                     Part IV

Item 15. Exhibits, Financial Statement Schedule                         35

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

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty years from 1986 to 2006, Heartland has grown to $571.9 million in revenue from $21.6 million and net income has increased to $87.2 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions. More information regarding the Company's revenues, profits, and assets for the past three years can be found in our "Consolidated Balance Sheets" and "Consolidated Statements of Income" that are included in this report.

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

     Serving the short-to-medium haul market (518-mile average length of haul in 2006) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

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

     The Company's 25, 10, and 5 largest customers accounted for 68%, 49%, and 35% of revenue, respectively, in 2006. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 14% of revenue in 2006. No other customer accounted for as much as ten percent of revenue.

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

Drivers, Independent Contractors, and Other Employees

     Heartland relies on its workforce in achieving its business objectives. As of December 31, 2006, Heartland employed 3,317 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.

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

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. All tractors are equipped with satellite-based mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. In June, 2004 the Company began the replacement of its entire tractor fleet with trucks manufactured by Navistar International Corporation. At December 31, 2006, primarily all the Company's tractors are manufactured by Navistar International Corporation. Primarily all of the Company's trailers are manufactured by Wabash National Corporation. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

     Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These new emission standards have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. The EPA has mandated additional engine emissions requirements that will take effect in January 2007. Compliance with the 2007 standards is expected to further increase the cost of new tractors, decrease fuel economy, and increase maintenance costs. The inability to recover these cost increases with rate increases or cost reduction efforts could adversely affect the Company's results of operations.

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

     The primary risks associated with our business include cargo loss and physical damage, personal injury, property damage, and workers' compensation claims. The Company self-insures a portion of the exposure related to all of the aforementioned risks. Insurance coverage including, self-insurance retention levels, is evaluated on an annual basis. The Company actively participates in the settlement of each claim incurred.

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

     The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the SEC are available to the public over the Internet at the SEC's website at http://www.sec.gov and through a hyperlink on the Company's Internet website, at http://www.heartlandexpress.com. Information on the Company's website is not incorporated by reference into this annual report on Form 10-K.

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

     We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees. We could be affected by strikes or other work stoppages at customer, port, border, or other shipping locations.

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

     We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. We have decided to upgrade our fleet with pre-2007 engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. We expect to continue to pay increased prices for equipment. Furthermore, when we do decide to purchase tractors with post-2007 engines, such engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses. At December 31, 2006, 100% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards.

     In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to offset the cost of new revenue equipment. The demand for used revenue equipment is currently stable. However, a reversal of this trend could result in lower market values. This would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

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

     Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, continues to increase. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package. We have increased our driver compensation on several occasions recently. While no additional pay increases are planned for 2007, increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

     Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security (the "DHS"), also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher prices, could adversely affect our results of operations.

     The DOT, through the Federal Motor Carrier Safety Administration Act, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but have created a moderate reduction in the amount of time available to drivers in longer lengths of haul, and reduced equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any proposed rules, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

     In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the "TSA") of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

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

     Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that become effective in January 2007 which are discussed above under "Risk Factors - Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

     We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a short-term, negative impact on our operations and profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to develop and retain a core group of managers could have a materially adverse effect on our business. The Company has developed a structured business plan and procedures to prevent a long-term effect on future profitability due to the loss of key management employees.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

     A significant portion of our revenue is generated from several major customers. For the year ended December 31, 2006, our top 25 customers, based on revenue, accounted for approximately 68% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

     Heartland's headquarters is located adjacent to Interstate 80, near Iowa City, Iowa. The facilities include five acres of land, two office buildings of approximately 25,000 square feet combined and a storage building, all leased from the Company's chief executive officer and principal stockholder. Company-owned facilities at this location include land with three tractor and trailer maintenance garages totaling approximately 26,500 square feet, and a safety and service complex adjacent to Heartland's corporate offices. The adjacent facility provides the Company with six acres of additional trailer parking space, a drive-through inspection bay, an automatic truck wash facility, and 6,000 square feet of office space and driver facilities. In the third quarter of 2005, the Company announced the planned construction of a new corporate headquarters and shop facility. The new site will be on 40 acres of land in North Liberty, Iowa which is located on Interstate 380 and represents a centralized location along the Cedar Rapids/Iowa City business corridor. The new facility will be funded with proceeds from the sale of the current corporate headquarters and cash flows from operations. The Company anticipates the facility being completed and ready for occupancy in 2007. The new buildings are expected to be a total of approximately 97,600 square feet. The following table provides information regarding the Company's facilities and/or offices:

________________________________________________________________________________
  Company Location      Office       Shop         Fuel         Owned or Leased
________________________________________________________________________________
Coralville, Iowa          Yes        Yes          Yes          Owned and Leased
________________________________________________________________________________
Ft. Smith, Arkansas       No         Yes          Yes          Owned
________________________________________________________________________________
O'Fallon, Missouri        No         Yes          Yes          Owned
________________________________________________________________________________
Atlanta, Georgia          Yes        Yes          Yes          Owned
________________________________________________________________________________
Columbus, Ohio            Yes        Yes          Yes          Owned
________________________________________________________________________________
Jacksonville, Florida     Yes        Yes          Yes          Owned
________________________________________________________________________________
Kingsport, Tennessee      Yes        Yes          Yes          Owned
________________________________________________________________________________
Olive Branch, Mississippi Yes        Yes          Yes          Owned
________________________________________________________________________________
Chester, Virginia         Yes        Yes          Yes          Owned
________________________________________________________________________________
Carlisle, Pennsylvania    Yes        Yes          Yes          Owned
________________________________________________________________________________
Phoenix, Arizona (1)      Yes        Yes          No           Leased
________________________________________________________________________________
Columbus, Ohio (2)        N/A        N/A          N/A          Owned
________________________________________________________________________________
Dubois, Pennsylvania (3)  N/A        N/A          N/A          Owned
________________________________________________________________________________


(1) The Company leases a facility in Phoenix, Arizona. In 2005, the Company acquired fourteen acres of land in Phoenix, Arizona for the construction of a new regional operating facility. Construction began in 2006 with completion expected in the first quarter of 2007. Construction is financed by cash flows from operations.

(2) A vacant, company-owned facility in Columbus, Ohio is available for sale or rent.

(3) A company-owned facility in Dubois, Pennsylvania is being leased to an unrelated third party. The lessee has an obligation to purchase the facility which is expected to be consummated in 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     The Company's common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company's common stock as reported by the NASDAQ Global Select Market and the Company's dividends declared per common share from January 1, 2005 to December 31, 2006. The prices and dividends declared have been restated to reflect a four-for-three stock split on May 15, 2006.

                                                             Dividends Declared
         Period                   High          Low           per Common Share
       Calendar Year 2006
         1st Quarter            $ 18.75       $ 14.55               $.015
         2nd Quarter              19.59         15.73                .020
         3rd Quarter              18.51         14.10                .020
         4th Quarter              17.71         14.79                .020

       Calendar Year 2005
         1st Quarter            $ 17.33       $ 14.29              $ .015
         2nd Quarter              15.59         13.31                .015
         3rd Quarter              16.31         14.09                .015
         4th Quarter              16.64         14.06                .015

     On January 30, 2007, the last reported sale price of our common stock on the NASDAQ Global Select Market was $16.74 per share.

     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of February 1, 2007, the Company had 232 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past fourteen consecutive quarters. The Company does not currently intend to discontinue the quarterly cash dividend program. However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

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

Stock Repurchase

     In September 2001, the Board of Directors  approved the repurchase of up to
6.3 million shares of Heartland Express, Inc. common stock. During the year ended December 31, 2006, 176,700 shares were repurchased for $2.5 million at approximately $14.41 per share and the shares were retired. The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $2.5 million was charged to retained earnings.

Share Based Compensation

     On March 7, 2002, the Company's chief executive officer transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million is being amortized over a five year period as compensation expense. Compensation expense of $376,029, $363,568 and $380,427 for the years ended December 31, 2006, 2005, and
2004, respectively, is recorded in salaries, wages, and benefits on the consolidated statement of income. As of December 31, 2006, there was $62,672 of unearned compensation cost related to the restricted stock granted. This cost will be recognized over the first quarter of 2007. All unvested shares are included in the Company's 98.3 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of December 31, 2006, and changes during the twelve months ended December 31, 2006 is presented in the table below:

                                                                   Grant-date
                                                      Shares       Fair Value
                                                      ______       __________
Non-vested stock outstanding at January 1, 2006       68,200        $ 11.00
Granted                                                  -              -
Vested                                               (34,000)         11.00
Forfeited                                                -                -
                                                      ______       __________
Non-vested stock outstanding at December 31, 2006     34,200        $ 11.00
                                                      ======       ==========

The fair value of the shares vested was $578,245 and $549,201 for the twelve months ended December 31, 2006 and 2005, respectively.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation is being recorded as additional paid-in capital effective January 1, 2006. The implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the year ended December 31, 2006.

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

                                              Year Ended December 31,
                                     (in thousands, except per share data)
                                 2006      2005      2004      2003      2002
                               --------  --------  --------  --------  ---------
Statements of Income Data:
Operating revenue              $571,919  $523,793  $457,086  $405,116  $340,745
                               --------  --------  --------  --------  ---------
Operating expenses:
  Salaries, wages, and
   benefits (3)                 189,179   174,180   157,505   141,293   109,960
  Rent and purchased
   transportation                24,388    29,635    36,757    49,988    64,159
  Fuel                          146,240   123,558    83,263    62,218    43,463
  Operations and maintenance     12,647    14,955    12,939    13,298    12,872
  Operating taxes and licenses    9,143     8,969     8,996     8,403     7,144
  Insurance and claims(3)        16,621    17,938    16,545     2,187     9,193
  Communications and utilities    3,721     3,554     3,669     3,605     2,957
  Depreciation                   47,351    38,228    29,628    26,534    20,379
  Other operating expenses       17,357    16,696    14,401    12,539     8,843
  Gain on disposal of property
  and equipment                 (18,144)   (8,032)     (175)      (46)     (274)
                               --------  --------  --------  --------   --------
                                448,503   419,681   363,528   320,019   278,696
                               --------  --------  --------  --------   -------
     Operating income(2)        123,416   104,112    93,558    85,097    62,049
Interest income                  11,732     7,373     3,071     2,046     2,811
                               --------  --------  --------  --------   -------
Income before income taxes      135,148   111,485    96,629    87,143    64,860
Income taxes                     47,978    39,578    34,183    29,922    22,053
                               --------  --------  --------  --------   -------
Net income (2)                 $ 87,171  $ 71,907  $ 62,446  $ 57,221   $42,807
                               ========  ========  ========  ========  ========
Weighted average shares
outstanding (1)                  98,359    99,125   100,000   100,000   100,000
                               ========  ========  ========  ========  ========
Earnings per share (1)(2)      $   0.89  $   0.73  $   0.62  $   0.57  $   0.43
                               ========  ========  ========  ========  ========
Dividends per share (1)        $  0.075  $  0.060  $  0.050  $  0.020  $      -
                               ========  ========  ========  ========  ========

Balance Sheet data:
Net working capital            $294,252  $271,263  $242,472  $186,648  $146,297
Total assets                    669,070   573,508   517,012   448,407   373,108
Stockholders' equity            505,936   433,252   389,343   331,516   275,930

The Company had no long-term debt during any of the five years presented.

(1) Periods 2002 through 2005 have been adjusted to reflect the four-for-three stock split of May 15, 2006.
(2) Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). The prospective application of SFAS 153 after June 30, 2005 resulted in the immediate recognition of gains from the trade-in of revenue equipment rather than reduction in the cost of the new revenue equipment. The recognition of gains from trade-in of revenue equipment is offset over the equipment life by increased depreciation expense. For the twelve month period of 2006 and the six month period of 2005, gains resulting from the adoption of SFAS 153 were $14.8 million for 2006 and $6.1 million for 2005, net of associated increase in depreciation expense. Management believes that gains reported in future periods will not be at the same level as reported in the 2006 and 2005 periods.
(3) The Company increased the amount accrued for workers' compensation by $2.9 million and decreased the amount accrued for accident liability claims by $11.2 million during the 2003 period as a result of actuarial studies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from nine regional operating centers including a regional operation based at its corporate headquarters. The Company's nine regional operating centers accounted for 73.2% of the 2006 operating revenues. The Company expanded to the Western United States in the second quarter of 2005 with the opening of a regional operating center in Phoenix, Arizona. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At December 31, 2006, the Company's tractor fleet had an average age of 1.2 years while the trailer fleet had an average age of 3.1 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company achieved record operating results during the year ended December 31, 2006. The Company ended the year with operating revenues of $571.9 million, including fuel surcharges, net income of $87.2 million, and earnings per share of $0.89 on average outstanding shares of 98.4 million. The Company posted a 78.4% operating ratio (operating expenses as a percentage of operating revenues) and a 15.2% net margin. The Company ended the year with cash, cash equivalents, and short-term investments of $331.3 million and a debt-free balance sheet. The Company has total assets of $669.1 million at December 31, 2006. The Company achieved a return on assets of 14.0% and a return on equity of 18.6%, both improvements over 2005. The Company's cash flow from operations for the year of $128.1 million was 22.4% of operating revenues.

     The 2006 and 2005 periods have been favorably impacted by gains on the trade-in of revenue equipment. Prior to the implementation of Statement of Financial Accounting Standard No. 153 on July 1, 2005, the gains related to trade-in of revenue producing equipment was deferred as a reduction of the basis of the new equipment. For the years ended December 31, 2006 and 2005, gains from the trade-in of revenue equipment were $14.8 million and $6.1 million, respectively, net of associated increase in depreciation expense. Management believes that gains reported in future periods will not be at the same level as reported in 2006.

     The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company increased pay for all drivers by $0.03 per mile during both the first quarters of 2004 and 2005. Effective October 2, 2004, the Company began paying all drivers an incremental amount for miles driven in the upper Northeastern United States. In 2006, the Company implemented additional pay increases for drivers in selected operations groups and a fleet-wide incentive for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license. The Company has solidified its position as an industry leader in driver compensation with these aforementioned increases.

Results of Operations

     The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

                                               Year Ended December 31,
                                           -------------------------------
                                             2006       2005         2004
                                           -------     -------     -------
Operating revenue                           100.0%      100.0%      100.0%
                                           -------     -------     -------
Operating expenses:
   Salaries, wages, and benefits             33.1%       33.3%       34.4%
   Rent and purchased transportation          4.3         5.7         8.0
   Fuel                                      25.6        23.6        18.2
   Operations and maintenance                 2.2         2.8         2.8
   Operating taxes and license                1.6         1.7         2.0
   Insurance and claims                       2.9         3.4         3.6
   Communications and utilities               0.6         0.7         0.8
   Depreciation                               8.3         7.3         6.5
   Other operating expenses                   3.0         3.1         3.2
   Gain on disposal of property
     and equipment                           (3.2)       (1.5)        0.0
                                           -------     -------     -------
                                             78.4%       80.1%       79.5%
                                           -------     -------     -------
        Operating income                     21.6%       19.9%       20.5%
Interest income                               2.0         1.4         0.7
                                           -------     -------     -------
   Income before income taxes                23.6%       21.3%       21.2%
Income taxes                                  8.4         7.6         7.5
                                           -------     -------     -------
               Net income                    15.2%       13.7%       13.7%
                                           =======     =======     =======

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

     Operating revenue increased $48.1 million (9.2%), to $571.9 million in 2006 from $523.8 million in 2005, as a result of the Company's expansion of its fleet and customer base as well as improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $21.7 million, (36.3%) to $81.4 million in 2006 from $59.7 million reported in 2005.

     Salaries, wages, and benefits increased $15.0 million (8.6%), to $189.2 million in 2006 from $174.2 million in 2005. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and a driver pay increase. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases for selected operating divisions. These increases to driver compensation resulted in a cost increase of approximately $5.6 million in 2006. During 2006, employee drivers accounted for 94% and independent contractors 6% of the total fleet miles, compared with 92% and 8%, respectively, in 2005. Workers' compensation expense increased $0.6 million (18.0%) to $4.2 million in 2006 from $3.6 million in 2005 due to an increase in frequency and severity of claims. Health insurance expense increased $0.8 million (10.3%) to $8.5 million in 2006 from $7.7 million in 2005 due to an increase in frequency and severity of claims and increased reliance on employee drivers.

     Rent and purchased transportation decreased $5.2 million (17.7%), to $24.4 million in 2006 from $29.6 million in 2005. This reflected the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors for fuel stabilization. The Company increased the base mileage rate for independent contractors by $0.03 per mile in the first quarter of 2005 for the second consecutive year. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter beginning on April 1, 2006.

     Fuel increased $22.7 million (18.4%), to $146.3 million in 2006 from $123.6 million in 2005. The increase is the result of increased fuel prices and an increased reliance on company-owned tractors. The Company's fuel cost per company-owned tractor mile increased 13.8% in 2006 compared to 2005. Fuel cost per mile, net of fuel surcharge, decreased 2.3% in 2006 compared to 2005. The

Company's fuel cost per gallon increased 11.7% in 2006 compared to 2005 primarily due to continued instability in the Middle East and concerns over domestic inventory levels.

     Operations and maintenance decreased $2.3 million (15.4%), to $12.6 million in 2006 from $14.9 million in 2005. The decrease is primarily attributed to the improved average age of the revenue equipment in our fleet. The average age of our tractor fleet is 1.2 years while the average age of the trailer fleet is 3.1 years. In 2005, the average age of tractors was 1.5 years with trailers averaging 3.2 years.

     Insurance and claims decreased $1.3 million (7.3%), to $16.6 million in 2006 from $17.9 million in 2005 due to a decrease in the frequency and severity of claims.

     Depreciation increased $9.1 million (23.9%), to $47.3 million in 2006 from $38.2 million in 2005. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of December 31, 2006, 100% of the Company's tractor fleet had the EPA clean air engine compared to 68.6% at December 31, 2005. For the year ended December 31, 2006, as a result of SFAS No. 153, approximately $2.8 million of additional depreciation was recognized due to a higher depreciable basis of revenue equipment acquired through trade-ins. For the same period of 2005, the additional depreciation attributable to SFAS No. 153 was $369,000. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

     Other operating expenses increased $0.7 million (4.0%), to $17.4 million in 2006 from $16.7 million in 2005. Other operating expenses consist of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $10.1 million (125.9%), to $18.1 million in 2006 from $8.0 million in the 2005 period. The 2006 period includes $17.6 million from gains on trade-ins of revenue equipment which are recognized under SFAS No. 153 compared to $6.5 million for the same period of 2005. Prior to the implementation of SFAS No 153, gains from trade-ins of revenue equipment were deferred as a reduction of the basis of the new equipment. Management does not believe gains in the future will be at similar levels realized in the 2006 period.

     Interest income increased $4.3 million (59.1%), to $11.7 million in 2006 from $7.4 million in 2005. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than 2005.

     The Company's effective tax rate was 35.5% for 2006 and 2005, respectively. Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 78.4% during the year ended December 31, 2006 compared with 80.1% for 2005. Net income increased $15.3 million (21.2%), to $87.2 million for the year ended December 31, 2006 from $71.9 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

     Operating revenue increased $66.7 million (14.6%), to $523.8 million in 2005 from $457.1 million in 2004, as a result of the Company's expansion of its fleet and customer base as well as improved freight rates and improved utilization of fleet capacity. Operating revenue for both periods was positively impacted by fuel surcharges assessed to the customer base. Fuel surcharge revenue increased $31.2 million, (109.5%), to $59.7 million in 2005 from $28.5 million reported in 2004.

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

     Fuel increased $40.3 million (48.4%), to $123.6 million in 2005 from $83.3 million in 2004. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 39.7% in 2005 compared to 2004. Fuel cost per mile, net of fuel surcharge, increased 12.0% in 2005 compared to 2004. The Company's fuel cost per gallon increased 34.5% in 2005 compared to 2004 primarily due to continued instability in the Middle East and severe hurricanes in the Gulf Coast region. In addition, the fuel economy for tractors with the EPA-mandated clean air engines decreased 7.3%. In 2005, tractors with the EPA-mandated clean air engine accounted for 47.9% of the miles generated by the company-owned fleet.

     Operations and maintenance increased $2.0 million (15.6%), to $14.9 million in 2005 from $12.9 million in 2004. The increase is primarily attributable to the growth of the company-owned tractor and trailer fleets and the associated costs to maintain revenue equipment.

     Insurance and claims increased $1.4 million (8.4%), to $17.9 million in 2005 from $16.5 million in 2004 due to an increase in the frequency and severity of claims.

     Depreciation increased $8.6 million (29.0%), to $38.2 million in 2005 from $29.7 million in 2004. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of December 31, 2005, 68.6% of the Company's tractor fleet had the EPA clean air engine compared to 32.6% at December 31, 2004. For the year ended December 31, 2005, as a result of SFAS No. 153, approximately $369,000 of additional depreciation was recognized due to a higher depreciable basis of revenue equipment acquired through trade-ins.

     Other operating expenses increased $2.3 million (15.9%), to $16.7 million in 2005 from $14.4 million in 2004. Other operating expenses consist of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $7.8 million (4494.1%), to $8.0 million in 2005 from $0.2 million in the 2004 period. For 2005, $6.5 million represents gains on trade-ins of revenue equipment which are recognized under SFAS No. 153. Prior to the implementation of SFAS No 153 on July 1, 2005, gains were deferred as a reduction of the basis of the new equipment.

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

     Fuel prices have remained high throughout 2004, 2005, and 2006, thus increasing our cost of operations. In addition to the increased fuel costs, the reduced fuel efficiency of the new EPA engines has put additional pressure on profitability due to increased fuel consumption. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2006, was net cash provided by operating activities of $128.1 million compared to $104.9 million in 2005 due primarily to higher net income in 2006. Cash flow from operating activities was 22.4% of operating revenues in 2006 compared with 20.0% in 2005.

     Capital expenditures for property and equipment, net of trade-ins, totaled $76.1 million for 2006 compared to $49.2 million during 2005. We currently expect capital expenditures for revenue equipment, net of trades, to be approximately $48.7 million in 2007. In addition, the Company began construction of a new facility in Phoenix, Arizona in 2006. This facility is expected to be completed in the first quarter of 2007 with additional capital expenditures of $2.2 million. These projected capital expenditures will be funded by cash flows from operations. Total expenditures for the new corporate headquarters and shop facility in North Liberty, Iowa are expected to be approximately $12.0 million to $15.0 million. Construction is expected to be completed in the second quarter of 2007.

     The Company paid cash dividends of $6.9 million in 2006 compared to $6.0 million in 2005. The Company began paying cash dividends in the third quarter of 2003. The Company declared a $2.0 million cash dividend in December 2006, payable on January 2, 2007.

     The Company paid income taxes of $41.3 million in 2006 compared to $42.1 million in 2005. The decrease is primarily attributable to an increase in interest income not subject to tax along with an increase in tax depreciation.

     During the year ended December 31, 2006, 176,700 shares of the Company's common stock were repurchased for $2.5 million at approximately $14.41 per share. The repurchased shares were subsequently retired. At December 31, 2006, the Company has 4.9 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long-term which are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the year with $331.3 million in cash, cash equivalents, and short-term investments and no debt. Net working capital for the year ended December 31, 2006 increased by $32.7 million over 2005. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

     The Company's liquidity is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

     The following sets forth our contractual obligations and commercial commitments at December 31, 2006. As of December 31, 2006 the Company has no debt outstanding.

                                                Payments due by period
                               --------------------------------------------------------
Contractual Obligations            Total     Less than 1 year  1 - 3 years  3 - 5 years
                               --------------------------------------------------------
Purchase Obligation (1)(2)     $29,931,760   $     29,931,760  $       --   $        --

Operating Lease Obligations(3) $ 1,186,335   $        385,415  $  662,830   $   138,090
                               --------------------------------------------------------
Total                          $31,118,095   $     30,317,175  $  662,830   $   138,090
                               ========================================================

          (1) The purchase obligations reflect the total purchase price of approximately $14.9 million, for tractors scheduled to be delivered in the first quarter of 2007. These purchases are expected to be financed by existing cash and short-term investment balances, and with cash flows from operations.

          (2) The purchase obligations reflect $15.0 million for the new corporate headquarters. The anticipated costs for the new corporate headquarters are expected to range from $12.0 - $15.0 million. The corporate headquarters will be funded with proceeds from the sale of the current corporate headquarters and from existing cash and short-term investment balances, and with cash flows from operations.

          (3) The operating lease obligations include the rental of facilities at the Company's corporate headquarters. This lease expires May 31, 2010 and contains a five-year renewal option (See Note 5 for further details). In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be cancelled upon the occupancy of the new corporate headquarters and shop facility. The operating lease obligations also include the lease of a terminal space in Phoenix, Arizona. This lease expired June 30, 2006 and contains two one-year renewal options. The Company extended the lease for a one-year term in June 2006. The Company anticipates occupancy in the new Phoenix terminal in the first quarter, 2007. The lease will be canceled upon occupancy of the new Phoenix terminal.

Critical Accounting Policies

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

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life.
     * Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.
     * Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been established due to the profitability of the Company's business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases only high quality liquid investments. Primarily all investments as of December 31, 2006 have an original maturity or interest reset date of six months or less. Due to the short term nature of the investments the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company has no debt outstanding as of December 31, 2006 and therefore, has no market risk related to debt.

     As  of  December  31,  2006,  the  Company  has  no  derivative   financial
instruments to reduce its exposure to diesel fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II (as listed in Part IV, Item 15(a) (2) herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006. In addition, as discussed in
Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29, on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 27, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 27, 2007

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                  -----------------------------
                                   ASSETS              2006            2005
                                                  -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents ...................   $   8,458,882   $   5,366,929
  Short-term investments ......................     322,829,306     282,255,377
  Trade receivables, net of allowance
   for doubtful accounts of  $775,000
   at December 31, 2006 and 2005...............      43,499,482      42,860,411
  Prepaid tires and tubes .....................       5,075,566       3,998,430
  Other prepaid expenses ......................       1,635,077         304,667
  Deferred income taxes .......................      29,177,000      28,721,000
                                                  -------------   -------------
    Total current assets ......................     410,675,313     363,506,814
PROPERTY AND EQUIPMENT
  Land and land improvements ..................      12,016,344      10,643,135
  Buildings ...................................      18,849,412      16,925,821
  Furniture and fixtures ......................       1,113,565       1,042,131
  Shop and service equipment ..................       2,838,934       2,620,031
  Revenue equipment ...........................     309,505,597     250,479,838
                                                  -------------   -------------
                                                    344,323,852     281,710,956
  Less accumulated depreciation ...............      96,293,111      81,204,416
                                                  -------------   -------------
  Property and equipment, net .................     248,030,741     200,506,540
                                                  -------------   -------------

GOODWILL ......................................       4,814,597       4,814,597
OTHER ASSETS ..................................       5,549,061       4,679,974
                                                  -------------   -------------
                                                  $ 669,069,712   $ 573,507,925
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities ...   $  15,075,647   $  10,572,525
   Compensation and benefits ..................      15,028,378      12,629,831
   Income taxes payable .......................      21,418,610       8,064,947
   Insurance accruals .........................      56,651,853      53,631,471
   Other accruals .............................       8,248,415       7,345,499
                                                  -------------   -------------
     Total current liabilities ................     116,422,903      92,244,273
                                                  -------------   -------------

DEFERRED INCOME TAXES .........................      57,623,000      48,012,000
                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value  $.01; authorized
    5,000,000 shares; none issued .............              --            --
   Common stock, par value $.01; authorized
    395,000,000 shares; issued and
    outstanding: 98,251,889 in 2006 and
    98,428,589 in 2005 ........................         982,519         738,215
   Additional paid-in capital .................         376,029            --
   Retained earnings ..........................     493,665,261     432,952,138
                                                  -------------   -------------
                                                    495,023,809     433,690,353
                                                  -------------   -------------
   Less unearned compensation ................             --          (438,701)
                                                  -------------   -------------
                                                    495,023,809     433,251,652
                                                  -------------   -------------
                                                  $ 669,069,712   $ 573,507,925
                                                  =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                  -----------------------------------------------
                                                      2006             2005             2004
                                                  -------------    -------------    -------------
Operating revenue ............................    $ 571,919,173    $ 523,792,747    $ 457,086,311

Operating expenses:
   Salaries, wages, and benefits .............      189,179,382      174,180,078      157,505,082
   Rent and purchased transportation .........       24,388,009       29,634,982       36,757,494
   Fuel ......................................      146,240,090      123,557,662       83,262,814
   Operations and maintenance ................       12,646,506       14,955,409       12,939,410
   Operating taxes and licenses ..............        9,143,060        8,968,439        8,996,380
   Insurance and claims ......................       16,620,678       17,938,170       16,544,050
   Communications and utilities ..............        3,721,282        3,554,328        3,668,494
   Depreciation ..............................       47,351,247       38,228,334       29,628,157
   Other operating expenses ..................       17,356,645       16,695,947       14,401,075
   Gain on disposal of property and
     equipment ...............................      (18,143,924)      (8,031,914)        (174,831)
                                                  -------------    -------------    -------------
                                                    448,502,975      419,681,435      363,528,125
                                                  -------------    -------------    -------------

   Operating income ..........................      123,416,198      104,111,312       93,558,186
Interest income ..............................       11,731,973        7,372,543        3,070,956
                                                  -------------    -------------    -------------
   Income before income taxes ................      135,148,171      111,483,855       96,629,142
Income taxes .................................       47,977,602       39,578,093       34,182,554
                                                  -------------    -------------    -------------

   Net income ................................    $  87,170,569    $  71,905,762    $  62,446,588
                                                  =============    =============    =============

Earnings per share ...........................    $        0.89    $        0.73    $        0.62
                                                  =============    =============    =============

Weighted average shares outstanding ..........       98,359,361       99,125,254      100,000,000
                                                  =============    =============    =============

Dividends declared per share .................    $       0.075    $       0.060    $       0.050
                                                  =============    =============    =============














The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Capital   Additional                      Unearned
                                    Stock,     Paid-In       Retained         Compen-
                                   Common      Capital       Earnings         sation          Total

Balance, December 31, 2003 ...   $ 500,000   $8,510,305    $323,710,296    $(1,204,686)   $331,515,915
Net income ...................        --           --        62,446,588           --        62,446,588
Dividends on common stock,
  $0.050 per share ...........        --           --        (5,000,000)          --        (5,000,000)
Stock split ..................     250,000         --          (250,000)          --              --
Amortization of unearned
  compensation ...............        --           --              --          380,427         380,427
                                 ---------   ----------    ------------    -----------    ------------
Balance, December 31, 2004 ...   $ 750,000   $8,510,305     380,906,884       (824,259)    389,342,930
Net income ...................        --           --        71,905,762           --        71,905,762
Dividends on common stock,
  $0.060 per share ...........        --           --        (5,941,459)          --        (5,941,459)
Stock repurchase .............     (11,785)  (8,492,713)    (13,914,651)          --       (22,419,149)
Forfeiture of stock awards ...        --        (17,592)         (4,398)        21,990            --
Amortization of unearned
  compensation ...............        --           --              --          363,568         363,568
                                 ---------   ----------    ------------    -----------    ------------
Balance, December 31, 2005 ...   $ 738,215   $     --      $432,952,138    $  (438,701)   $433,251,652
Net income ...................        --           --        87,170,569           --        87,170,569
Impact of adopting SAB 108 ...        --           --       (15,854,000)          --       (15,854,000)
Dividends on common stock,
  $0.075 per share ...........        --           --        (7,375,077)          --        (7,375,077)
Stock split ..................     246,071         --          (246,071)          --              --
Stock repurchase .............      (1,767)        --        (2,543,597)          --        (2,545,364)
Reclassification of unearned
  compensation ...............        --           --          (438,701)       438,701            --
Amortization of share based
  compensation ...............        --        376,029             --            --           376,029
                                 ---------    ---------    ------------    -----------    ------------
Balance, December 31, 2006 ...   $ 982,519    $ 376,029    $493,665,261    $      --      $495,023,809
                                 =========    =========    ============    ===========    ============





























The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                        2006             2005             2004
                                                   -------------    -------------    -------------
OPERATING ACTIVITIES
Net income ......................................  $  87,170,569    $  71,905,762    $  62,446,588
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization .................     47,371,253       38,248,363       29,648,161
  Deferred income taxes .........................      5,101,000       (2,630,000)       3,469,000
  Amortization of share based compensation ......        376,029          363,568          380,427
  Gain on disposal of property and equipment ....    (18,143,924)      (8,031,914)        (174,831)
  Changes in certain working capital items:
    Trade receivables ...........................       (639,071)      (5,757,598)        (266,085)
    Prepaid expenses ............................     (2,324,579)        (611,060)         186,004
    Accounts payable, accrued liabilities, and
      accrued expenses ..........................      7,609,411       11,308,110        7,631,300
    Accrued income taxes ........................      1,553,663          146,033          198,039
                                                   -------------    -------------    -------------
    Net cash provided by operating activities ...    128,074,351      104,941,264      103,518,603
                                                   -------------    -------------    -------------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ....      1,965,897        2,309,538          956,731
Purchases of property and equipment,
  net of trades .................................    (76,056,390)     (49,155,034)     (43,899,131)
Net purchases of municipal bonds ................    (40,573,929)     (25,527,595)     (92,915,057)
Change in other assets ..........................       (889,091)        (433,253)        (173,140)
                                                   -------------    -------------    -------------
     Net cash used in investing activities ......   (115,553,513)     (72,806,344)    (136,030,597)
                                                   -------------    -------------    -------------
FINANCING ACTIVITIES
  Cash dividend .................................     (6,883,521)      (5,959,385)      (4,495,893)
  Stock repurchase ..............................     (2,545,364)     (22,419,149)            --
                                                   -------------    -------------    -------------
     Net cash used in financing activities ......     (9,428,885)     (28,378,534)      (4,495,893)
                                                   -------------    -------------    -------------
Net increase (decrease) in cash and
  cash equivalents ..............................      3,091,953        3,756,386      (37,007,887)
CASH AND CASH EQUIVALENTS
Beginning of year ...............................      5,366,929        1,610,543       38,618,430
                                                   -------------    -------------    -------------
End of year .....................................  $   8,458,882    $   5,366,929    $   1,610,543
                                                   =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes ..................................   $  41,322,939    $  42,061,960    $  30,515,515
Noncash investing activities:
  Fair value of revenue equipment traded ........   $  45,668,700    $  41,866,160    $  30,894,050
Purchased revenue equipment in accounts
  payable at year end ...........................       2,637,861           68,260           45,804




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

Cash and Cash Equivalents:

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.5 million in 2006 and $4.7 million in 2005 are classified as other assets. The restricted funds represent those required for self-insurance purpose and designated funds that are earmarked for a specific purpose not for general business use.

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

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered. Sales and other taxes collected from customers and remitted to the government are recorded on a net basis.

Trade Receivables and Allowance for Doubtful Accounts:

     Revenue is recognized when freight is delivered creating a credit sale and an accounts receivable. Credit terms for customer accounts are typically on a net 30 day basis. The Company uses a percentage of aged receivable method in determining the allowance for bad debts. The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis. The Company is aggressive in its collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts. The company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.

Property, Equipment, and Depreciation:

     Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred.

     Effective July 1, 2005, gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards ("SFAS") No. 153, "Accounting for Non-monetary
Transactions". Prior to July 1, 2005, gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating income for the years ended December 31, 2006 and 2005 were favorably impacted by $14.8 million and $6.1 million, respectively, from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense as a result of the higher depreciable basis of traded revenue equipment since July 1, 2005. SFAS No. 153 was adopted prospectively July 1, 2005, thus trade-ins that occurred prior to July 1, 2005 did not impact gain on sale. Management does not believe that the level of gains realized for the 2006 and 2005 periods will continue into the future. Depreciation expense is expected to increase due to the higher depreciable base of revenue equipment.

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

Goodwill:

     Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Management determined that no impairment charge was required for the years ended December 31, 2006, 2005, and 2004.

Earnings per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each year. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share. All earnings per share data presented reflect the four-for-three stock split on May 15, 2006.

Workers' Compensation and Accident Costs:

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

Share-Based Compensation:

     The Company recorded share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." This standard requires that share-based transactions be accounted for and recognized in the statement of income based on their fair value. At December 31, 2006, the Company has one share-based compensation program, which is further detailed in Note 7:
Stockholders' Equity below. That program expires in March of 2007 and, at this date; the Company does not plan any additional share-based programs.

Impairment of Long-Lived Assets:

     The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2006, 2005, and 2004.

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

New Accounting Pronouncements:

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)", which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will record a cumulative adjustment of approximately $5.4 million to decrease the January 1, 2007 retained earnings upon adoption.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles(GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of December 31, 2006, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross Versus Net Presentation)." The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period after December 15, 2006. The Company revenues are typically considered "sales tax exempt" of requiring the collection of amounts that must further be remitted to a taxing authority. To the extent that the Company does collect taxes, those taxes are recorded on a net basis, which we have previously disclosed. The adoption of EITF 06-03 will not have any effect on the Company's financial position, results of operation or cash flows.

Reclassifications:

     Certain reclassifications have been made to prior year financial statements to conform to the December 31, 2006 presentation.

2. Adopted Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123R eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for and recognized in the statement of income based on their fair value. SFAS 123R also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation.

The amortization of unearned compensation is being
recorded  as  additional   paid-in  capital   effective  January  1,  2006.  The
implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the twelve months ended December 31, 2006.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective as of the beginning of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted the provisions of SAB No. 108 and recorded a $15.9 million cumulative adjustment to the January 1, 2006 retained earnings for a previously unrecorded state income tax exposure liability and related deferred tax liability. The amount recorded pertains to potential state income tax liabilities for the years 1996 through 2005 and the impact on deferred tax liabilities for those same years. These errors were considered immaterial under the Company's previous method of evaluating misstatements.

 3.  Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. The Company's five largest customers accounted for 35% of total gross revenues for the year ended December 31, 2006 and 32% and 33% for the years ended December 31, 2005 and 2004 respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2006, 2005, and 2004. Annual revenues for this customer were $79.5 million, $66.2 million, and $62.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

4. Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates to be in effect when the differences reverse.

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                    2006                2005
                                                ------------       ------------
Deferred income tax liabilities,
  related to property and equipment             $ 57,623,000       $ 48,012,000
                                                ============       ============
Deferred income tax assets:
   Allowance for doubtful accounts              $    306,000       $    306,000
   Accrued expenses                                6,691,000          6,436,000
   Insurance accruals                             22,351,000         21,143,000
   Other                                            (171,000)           836,000
                                                ------------       ------------
   Deferred income tax assets                   $ 29,177,000       $ 28,721,000
                                                ============       ============

     The Company has not recorded a valuation allowance. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods as a result of the Company's history of profitability, taxable income and reversal of deferred tax liabilities.

The income tax provision is
as follows:
                                  2006            2005            2004
                              -----------     -----------     -----------
Current income taxes:
Federal                       $35,820,886     $37,708,855     $27,905,357
State                           7,055,716       4,499,238       2,808,197
                              -----------     -----------     -----------
                               42,876,602      42,208,093      30,713,554
                              -----------     -----------     -----------
Deferred income taxes:
Federal                         4,758,000      (1,825,000)      4,180,401
State                             343,000        (805,000)       (711,401)
                              -----------     -----------     -----------
                                5,101,000      (2,630,000)      3,469,000
                              -----------     -----------     -----------
Total                         $47,977,602     $39,578,093     $34,182,554
                              ===========     ===========     ===========

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                            2006          2005          2004
                                        -----------   -----------   -----------
Federal tax at statutory rate (35%)     $47,301,860   $39,019,349   $33,820,200
State taxes, net of federal benefit       4,809,000     2,401,000     1,363,000
Non-taxable interest income              (4,039,000)   (2,540,000)   (1,045,000)
Other                                       (94,258)      697,744        44,354
                                        -----------   -----------   -----------
                                        $47,977,602   $39,578,093   $34,182,554
                                        ===========   ===========   ===========

     As stated in Note 2 above, the Company adopted SAB 108 by recording a $15.9 million cumulative adjustment to retained earnings. The Company adjusted retained earnings due to a previously unrecorded state income tax exposure liability of $11.8 million and related increase in the deferred tax liability of $4.1 million.

5.  Related Party Transactions

          The Company leases two office buildings and a storage building from its chief executive officer under a lease which provides for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance which are reported in the Company's consolidated financial statements. The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from $24,969 to $27,618. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.

The total minimum rental commitment under the building lease is as follows:


       Year ending December 31:
                          2007          $  331,415
                          2008             331,415
                          2009             331,415
                          2010             138,090
                                        ----------
                                        $1,132,335
                                        ==========

     Rent expense paid to the Company's chief executive officer totaled $331,415 for the year ended December 31, 2006, $318,169 and $299,625 for the years ended December 31, 2005 and 2004 respectively. In 2005, the Company announced the construction of a new corporate headquarters which is expected to be ready for occupancy in 2007. The lease will be cancelled prior to the occupancy of the new corporate headquarters and shop facility. The new facilities are being constructed by the Company's chief executive officer and will be sold to the Company for the cost of contruction.

     During the first quarter of 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's chief executive officer for $1,250,000. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

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

     The Company acts as a self-insurer for workers' compensation liability up to $1.0 million for any individual claim. The Company increased the retention amount from $500,000 to $1.0 million effective April 1, 2005. Liabilities in excess of this amount are assumed by an insurance company. The State of Iowa has required the Company to deposit $700,000 into a trust fund as part of the self-insurance program. This deposit has been classified in other assets on the consolidated balance sheet. In addition, the Company has provided its insurance carriers with letters of credit of approximately $2.5 million in connection with its liability and workers' compensation insurance arrangements. There are no outstanding balances due on the letters of credit at December 31, 2006.

     Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance.

     Accident and workers' compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.

7.  Stockholders' Equity

     On July 21, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a 50 percent stock dividend. The stock split occurred on August 20, 2004, to shareholders of record as of August 9, 2004. A total of 25.0 million common shares were issued in this transaction.

     On April 20, 2006, the Board of Directors approved a four-for-three stock split, affected in the form of a 33 percent stock dividend. The stock split occurred on May 15, 2006, to shareholders of record as of May 5, 2006. This stock split increased the number of outstanding shares to 98.4 million from 73.8 million. The number of common shares issued and outstanding and all per share amounts have been adjusted to reflect the stock splits for all periods presented.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 6.3 million shares of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. In 2006 and 2005, respectively, 176,700 and 1.2 million shares were repurchased and retired. No shares were purchased during 2004. The authorization to repurchase remains open at December 31, 2006 and has no expiration date.

     On March 7, 2002, the principal stockholder awarded 181,500 shares of his common stock to key employees of the Company. These shares had a fair market value of $11.00 per share on the date of the award. The shares will vest over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares will be returned to the principal stockholder. The fair market value of these shares, $1,995,592 on the date of the award, was treated as a contribution of capital and is being amortized on a straight-line basis over the five year vesting period as compensation expense. Compensation expense of approximately $376,000, $364,000, and $380,000 was recognized for the years ended December 31, 2006, 2005, and 2004, respectively. The original value of forfeited shares is treated as a reduction of additional paid in capital and unearned compensation in the consolidated statements of shareholders' equity. There were no shares forfeited during the year ended December 31, 2006. There were 2,000 shares forfeited in 2005 and no shares forfeited in 2004.

8.   Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $1,389,000, $1,080,000, and $1,091,000, for the years ended December 31, 2006,
2005, and 2004, respectively.

9.   Commitments and Contingencies

     As of December 31, 2006, the Company had purchase commitments for additional tractors with an estimated purchase price of $14.9 million for delivery in the first quarter of 2007. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control. In addition to the tractor commitment, the Company has a commitment for the construction a new corporate headquarters and shop facility in North Liberty, Iowa of approximately $12.0 to $15.0 million.

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

10.  Quarterly Financial Information (Unaudited)

                                       First      Second     Third      Fourth
                                     ---------   --------   --------   --------
                                        (In Thousands, Except Per Share Data)
Year ended December 31, 2006
   Operating revenue                  $134,999   $143,059   $147,057   $146,804
   Operating income                     28,099     35,499     32,534     27,284
   Income before income taxes           30,605     38,406     35,675     30,462
   Net income                           19,740     24,772     23,011     19,648
   Earnings per share (1)                 0.20       0.25       0.23       0.20

Year ended December 31, 2005
   Operating revenue                  $118,677   $128,851   $136,210   $140,054
   Operating income                     22,066     25,281     25,332     31,432
   Income before income taxes           23,402     27,333     27,198     33,552
   Net income                           15,094     17,630     17,542     21,639
   Earnings per share (1)                 0.15       0.18       0.18       0.22

(1) The above earnings per share data reflect the May 15, 2006 four-for-three stock split.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       Column A                Column B        Column C      Column D  Column E
--------------------------------------------------------------------------------
                                             Charges To
                                         -----------------
                              Balance At   Cost                         Balance
                              Beginning    And     Other                At End
        Description           of Period  Expense  Accounts  Deductions of Period
--------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2006   $775,000  $221,058  $   -    $221,058   $775,000
Year ended December 31, 2005    775,000    84,026      -      84,026    775,000
Year ended December 31, 2004    675,000   142,157      -      42,157    775,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures - The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the "SEC") rules and forms.

     Management's Report on Internal Control Over Financial Reporting - The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2006. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth below.

     Changes in Internal Control Over Financial Reporting - There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting under Item 9A, that Heartland Express, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Heartland Express, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 27, 2007

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company's Proxy Statement.

Code of Ethics

     The Company has adopted a code of ethics known as the "Code of Business Conduct and Ethics" that applies to the Company's employees including the principal executive officer, principal financial officer, and controller. In addition, the Company has adopted a code of ethics known as "Code of Ethics for Senior Financial Officers". The Company makes these codes available on its website at www.heartlandexpress.com (and in print to any shareholder who requests them).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 of Part III is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
     INDEPENDENCE

     The information required by Item 13 of Part III is incorporated herein by reference to the Company's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 of Part III is incorporated herein by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Schedules.
                                                                           Page
Report of Independent Registered Public Accounting Firm KPMG LLP..........  20
Consolidated Balance Sheets...............................................  21
Consolidated Statements of Income.........................................  22
Consolidated Statements of Stockholders' Equity...........................  23
Consolidated Statements of Cash Flows.....................................  24
Notes to Consolidated Financial Statement................................25-31

(a)(2) Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves..............  31

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

   4.2          Bylaws                             Incorporated by reference to
                                                   the Company's registration
                                                   statement on Form S-1,
                                                   Registration No. 33-8165,
                                                   effective November 5, 1986.

   4.3          Certificate of Amendment to        Incorporated by reference to
                Articles of Incorporation          the Company's Form 10-QA, for
                                                   the quarter ended June 30,
                                                   1997, dated March 20, 1998.

   9.1          Voting Trust Agreement dated       Incorporated by reference to
                June 6, 1997 between Larry         the Company's Form 10-K for
                Crouse, as trustee under           the year ended December 31,
                the Gerdin Educational Trusts,     1997. Commission file no.
                and Larry Crouse, voting trustee.  0-15087.

  10.1 Business Property Lease between Incorporated by reference to Russell A. Gerdin, as Lessor, and the Company's Form 10-Q for the Company, as Lessee, regarding the quarter ended, September the Company's headquarters at 30, 2005.Commission file no.
                2777 Heartland Drive,Coralville,   0-15087.
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

  10.3          Nonqualified Deferred              Filed herewith.
                Compensation Plan

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

                                               HEARTLAND EXPRESS, INC.

Date:  February 28, 2007                       By: /s/ Russell A. Gerdin
                                                   ---------------------
                                               Russell A. Gerdin
                                               Chief Executive Officer
                                               (Principal executive officer)


                                               By: /s/ John P. Cosaert
                                                   -------------------
                                               John P. Cosaert
                                               Executive Vice President of
                                               Finance and Chief Financial
                                               Officer
                                              (Principal accounting and
                                               financial officer)


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                      Title                           Date

/s/ Russell A. Gerdin     Chairman and Chief Executive
---------------------     Officer
Russell A. Gerdin        (Principal executive officer)         February 28, 2007

/s/ Michael J. Gerdin     President and Director
---------------------
Michael J. Gerdin                                              February 28, 2007

/s/ John P. Cosaert       Executive Vice President
-------------------       of Finance,
John P. Cosaert           Chief Financial Officer,
                          and Treasurer
                         (Principal accounting and
                          financial officer)                   February 28, 2007

/s/ Richard O. Jacobson   Director
-----------------------
Richard O. Jacobson                                            February 28, 2007

/s/ Benjamin J. Allen     Director
---------------------
Benjamin J. Allen                                              February 28, 2007

/s/ Lawrence D. Crouse    Director
----------------------
Lawrence D. Crouse                                             February 28, 2007

/s/ James G Pratt         Director
-----------------
James G Pratt                                                  February 28, 2007

Exhibit No. 10.3













                     Nonqualified Deferred Compensation Plan

                         HEARTLAND EXPRESS, INC. OF IOWA

              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN

                                TABLE OF CONTENTS
                                                                           Page
I.   Definitions 1
     1.01         Account                                                    1
     1.02         Accrued Benefit                                            1
     1.03         Omitted
     1.04         Aggregated Plans                                           1
     1.05         Applicable Guidance                                        1
     1.06         Base Salary                                                1
     1.07         Basic Plan Document                                        1
     1.08         Beneficiary                                                1
     1.09         Bonus                                                      1
     1.10         Change in Control                                          2
     1.11         Change in the Employer's Financial health                  2
     1.12         Code                                                       2
     1.13         Omitted                                                    2
     1.14         Compensation                                               2
     1.15         Omitted                                                    2
     1.16         Disability                                                 2
     1.17         Deferred Compensation                                      2
     1.18         Earnings                                                   3
     1.19         Effective Date                                             3
     1.20         Elective Deferral                                          3
     1.21         Elective Deferral Account                                  3
     1.22         Employee                                                   3
     1.23         Employer                                                   3
     1.24         Employer Contribution                                      3
     1.25         Employer Contribution Account                              3
     1.26         ERISA                                                      3
     1.27         Omitted                                                    3
     1.28         Omitted                                                    3
     1.29         Omitted                                                    3
     1.30         Legally Binding Right                                      3
     1.31         Omitted                                                    3
     1.32         Omitted                                                    3
     1.33         Nonelective Contribution                                   3
     1.34         Nonelective Contribution Account                           3
     1.35         Participant                                                3
     1.36         Performance-Based Compensation                             4
     1.37         Plan                                                       4
     1.38         Retirement Age                                             4
     1.39         Separation from Service                                    4
     1.40         Separation Pay                                             5
     1.41         Separation Pay Arrangement                                 5
     1.42         Service Year                                               5
     1.43         Specified Employee                                         5
     1.44         Specified Time or Fixed Schedule                           5
     1.45         State                                                      5
     1.46         Substantial Risk of Forfeiture                             5
     1.47         Tax-Exempt Organization                                    6

     1.48         Taxable Year                                               6
     1.49         Omitted                                                    6
     1.50         Omitted                                                    6
     1.51         Valuation Date                                             6
     1.52         Vested                                                     6
     1.53         Window Program                                             6
     1.54         Omitted                                                    6
     1.55         Year of Service                                            6
II.  Participation
     2.01         Participant Designated                                     6
     2.02         Elective Deferrals                                         6
     2.03         Nonelective Contributions                                  8
     2.04         Omitted                                                    8
     2.05         Actual Contributions                                       8
     2.06         Allocation Conditions                                      8
     2.07         Timing                                                     8
     2.08         Administration                                             8
III. Vesting and Substantial Risk of Forfeiture
     3.01         Vesting Schedule or other Substantial Risk of Forfeiture   8
     3.02         Immediate Vesting on Specified Events                      9
     3.03         Application of Forfeitures                                 9
IV.  Benefit Payments
     4.01         Payment Events                                            10
     4.02         Omitted                                                   10
     4.03         Form, Timing and Method/Payment Election                  10
     4.04         Withholding                                               12
     4.05         Beneficiary Designation                                   12
     4.06         Administration of Payment Date(s)                         12
     4.07         Employer Approval of Participant Elections                13
V.   Plan Earnings
     5.01         Unfunded Plan                                             13
     5.02         Account Earnings                                          14
VI.  Miscellaneous
     6.01         No Assignment                                             14
     6.02         Not Employment Contract                                   14
     6.03         Amendment and Termination                                 14
     6.04         Severability                                              15
     6.05         Notice and Elections                                      15
     6.06         Administration                                            15
     6.07         Account Statements                                        16
     6.08         Accounting                                                16
     6.09         Costs and Expenses                                        16
     6.10         Reporting                                                 16
     6.11         ERISA Claims Procedure                                    16
VII. Applicable 409A Transition Rules
     7.01         2006 and 2006 Operational Rules                           16
     7.02         Incorporation of Applicable Guidance                      16

     By execution of this written instrument (the "Basic Plan Document"), Heartland Express, Inc. of Iowa establishes this Nonqualified Deferred Compensation Plan ("Plan"), consisting of this Basic Plan Document, all of its Exhibits and all other documents to which it refers, for the benefit of certain Employees that the Employer designates as provided in this instrument. The primary purpose of the Plan is to provide additional compensation to Participants upon termination of employment or service with the Employer. The Employer will pay benefits under the Plan only in accordance with the terms and conditions set forth in the Plan.

                                    PREAMBLE

     Plan Type. The Employer establishes this Plan as an unfunded nonqualified deferred compensation plan which is maintained "primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees" within the meaning of 29 U.S.C. Sections 1101(a)(1), 1081(a)(3) and 1051(2).

     Possible Nonuniformity. The Plan terms set forth in this Plan Document apply uniformly to all Participants; except to the extent the Employer adopts inconsistent provisions with respect to one or more Participants in a separate written instrument attached as an Addendum to this Basic Plan Document. The Employer need not provide the same Plan benefits or apply the same Plan terms and conditions to all Participants, even as to Participants who are of similar pay, title and other status with the Employer. The Employer may create a separate Addendum for one or more Participants, specifying such terms and conditions as are applicable to a given Participant.


                                 I. DEFINITIONS

     1.01 "Account" means the account the Employer establishes under the Plan for each Participant and, as applicable, means a Participant's Elective Deferral Account or Nonelective Contribution Account.

     1.02 "Accrued Benefit" means the total dollar amount credited to a Participant's Account.

     1.03 Omitted.

     1.04 "Aggregated Plans" means this Plan and any other like-type plan or arrangement (account balance plan or separation pay arrangement) of the Employer in which a Participant participates and as to which the Plan or Applicable Guidance requires the aggregation of all such nonqualified deferred compensation in applying Code Section 409A.

     1.05 "Applicable Guidance" means as the context requires Code Sections 83, 409A and 457, Treas. Reg. Section 1.83, Prop. Treas. Reg. Section 1.409A, Treas. Reg. Section 1.457-11, or other written Treasury or IRS guidance regarding or affecting Code Sections 83, 409A or 457(f). Applicable Guidance also includes, through December 31, 2006, or other applicable date, Notice 2005-1.

     1.06 "Base Salary" means a Participant's Compensation consisting only of regular salary and excluding any other Compensation.

     1.07 "Basic Plan Document" means this Nonqualified Deferred Compensation Plan document.

     1.08 "Beneficiary" means the person or persons entitled to receive Plan benefits in the event of a Participant's death.

     1.09 "Bonus" means a Participant's Compensation consisting only of bonus and excluding any other Compensation. A Bonus also may be Performance-Based Compensation under Section 1.36.

     1.10 "Change in Control" means a change: (i) in the ownership of the Employer; (ii) in the effective control of the Employer; or (iii) in the ownership of a substantial portion of the assets of the Employer, within the meaning of Prop. Treas. Reg. Section 1.409A-3(g)(5) or in Applicable Guidance.

     1.11 "Change in the Employer's Financial Health" means an adverse change in the Employer's financial condition as described in Applicable Guidance.

     1.12 "Code" means the Internal Revenue Code of 1986, as amended.

     1.13 Omitted.

     1.14 "Compensation" means as to an Employee, gross W-2 compensation. "W-2 Compensation" means wages for federal income tax withholding purposes, as defined under Code Section 3401(a), plus all other payments to an Employee in the course of the Employer's trade or business, for which the Employer must furnish the Employee a written statement under Code Sections 6041, 6051 and 6052, disregarding any rules limiting the remuneration included as wages under this definition based on the nature or location of the employment or service performed. "Gross W-2 compensation" means W-2 compensation plus all amounts excludible from a Participant's gross income under Code Sections 125,132(f)(4), 402(e)(3), 402(h)(2), 403(b), and 408(p), contributed by the Employer, at the Participant's election, to a cafeteria plan, a qualified transportation fringe benefit plan, a 401(k) arrangement, a SEP, a tax sheltered annuity, or a SIMPLE plan.

     1.15 Omitted.

     1.16 "Disability" means a condition of a Participant who by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months: (i) is unable to engage in any substantial gainful activity; or
(ii) is receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering Employees. The Employer will determine whether a Participant has incurred a Disability based on its own good faith determination and may require a Participant to submit to reasonable physical and mental examinations for this purpose. A Participant will be deemed to have incurred a Disability if: (i) the Social Security Administration determines that the Participant is totally disabled; or (ii) the applicable insurance company providing disability insurance to the Participant under an Employer sponsored disability program determines that a Participant is disabled under the insurance contract definition of disability, provided such definition complies with the definition in this Section 1.16.

     1.17. "Deferred Compensation" means the Participant's Account Balance attributable to Elective Deferrals and Employer Contributions and includes Earnings on such amounts. "Compensation Deferred" is Compensation that the Participant or the Employer has deferred under this Plan. Compensation is Deferred Compensation if: (i) under the terms of the Plan and the relevant facts and circumstances, the Participant has a Legally Binding Right to Compensation during a Taxable Year that the Participant has not actually or constructively received and included in gross income; and (ii) pursuant to the Plan terms, the Compensation is payable to or on behalf of the Participant in a later Taxable Year. Deferred Compensation includes Separation Pay paid pursuant to a Separation Pay Arrangement except as otherwise described in Prop. Treas. Reg.
Section 1.409A-1(b)(9) which excludes: (i) certain collectively bargained Separation Pay Arrangements; (ii) payments based upon an involuntary Separation from Service or pursuant to a Window Program where the payments do not exceed certain dollar limitations and are paid no later than December 31 of the second calendar year which follows the calendar year in which the Separation from Service occurs; and (iii) certain reimbursements, in-kind benefits, direct payments to the provider of goods and services on behalf of the Participant, or de minimis payments where the expenses incurred and the reimbursements are paid no later than December 31 of the second calendar year following the calendar year in which the Separation from Service occurs. Deferred Compensation for purposes of this Plan does not include: (i) Compensation payable after the last day of the Participant's Taxable Year pursuant to the normal timing of the Employer's payroll period as provided in Prop. Treas. Reg. Section 1.409A-1(b)(3); (ii) certain short-term deferrals as provided in Prop. Treas. Reg. Section 1.409A-1(b)(4); (iii) certain restricted property as described in Prop. Treas. Reg. Section 1.409A-1(b)(6); and (iv) certain foreign arrangements as described in Prop. Treas. Reg. Section 1.409A-1(b)(8).

     1.18 "Earnings" means the Plan's actual or notional earnings, gain and loss applicable to a Participant's Account as described in Section 5.02.

     1.19 "Effective Date" of the Plan is November 1, 2006.

     1.20 "Elective Deferral" means Compensation a Participant elects to defer into the Participant's Account under the Plan.

     1.21 "Elective Deferral Account" means the portion of a Participant's Account attributable to Elective Deferrals and Earnings thereon.

     1.22 "Employee" means a person or entity (as described in Prop. Treas. Reg.
Section 1.409A-1(f)(1), and which is not on the accrual method of accounting for Federal income tax purposes) providing services to the Employer in the capacity of a common law employee of the Employer.

     1.23 "Employer" means the person or entity: (i) receiving the services of the Participant; (ii) with respect to whom the Legally Binding Right to Compensation arises; and (iii) who or which executes an Adoption Agreement establishing the Plan. The Employer includes all persons with whom the Employer would be considered a single employer under Code Sections 414(b) or (c).

     1.24 "Employer Contribution" means amounts the Employer contributes or credits to an Account under the Plan, including Nonelective Contributions but not including Elective Deferrals.

     1.25 "Employer Contribution Account" means the portion of a Participant's Account attributable to Employer Contributions and Earnings thereon.

     1.26 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     1.27 Omitted.

     1.28 Omitted.

     1.29 Omitted.

     1.30 "Legally Binding Right" means, in reference to Compensation, the grant by the Employer to the Participant of a right to Compensation where, after the Participant has performed the services which created the Legally Binding Right, the Compensation is not subject to unilateral reduction or elimination by the Employer or any other person, The Employer, based on the facts and circumstances and in accordance with Prop. Treas. Reg. Section 1.409A-1(b)(1), will determine:
(i) whether a Legally Binding Right exists; or (ii) whether a Legally Binding Right does not exist on account of the existence of negative discretion which has substantive significance to reduce or eliminate the Compensation.

     1.31 Omitted.

     1.32 Omitted.

     1.33 "Nonelective Contribution" means a fixed or discretionary Employer Contribution that is unrelated to a Participant's Elective Deferrals.

     1.34   "Nonelective   Contribution   Account"   means  the   portion  of  a
Participant's Account attributable to Nonelective Contributions and Earnings thereon.

     1.35 "Participant" means an Employee or Contractor the Employer designates under Adoption Agreement Section 2.01 to participate in the Plan.

     1.36 "Performance-Based Compensation" means Compensation (including a Bonus) where the amount of, or entitlement to, the Compensation is contingent on satisfaction of preestablished organizational or individual performance criteria relating to a performance period of at least 12 consecutive months during which the Participant performs services. The Employer must establish the organizational or individual performance criteria in writing not later than 90 days after commencement of the performance period and the outcome must be substantially uncertain at the time that the Employer establishes the performance criteria. The Employer may establish performance criteria without the necessity of action by its shareholders, board of directors, compensation committee or similar entities. Performance-Based Compensation may be based on subjective performance criteria provided: (i) the criteria relate the Participant's performance, a group of service providers that includes the Participant or a business unit for which the Participant provides services which may include the Employer; and (ii) the person who decides whether the subjective performance criteria have been met is someone other than the Participant, the Participant's family member (within the meaning of Code Section 267(c)(4) applied as if the family of an individual includes the spouse of any member of the family), a person under the supervision of the Participant or such a family member, or where the compensation of the decision maker is controlled in whole or in part by the Participant or such a family member. The Employer will determine the status of Compensation as Performance-Based Compensation in accordance with Prop. Treas. Reg. Section 1.409A-1(e) and Applicable Guidance.

     1.37 "Plan" means the Nonqualified Deferred Compensation Plan of the Employer established by and including the Basic Plan Document, all of its Exhibits, Addendums and all of the other documents to which they refer, if any. The Plan's name is the "Heartland Express, Inc. of Iowa 2006 Top Hat Nonqualified Deferred Compensation Plan." For purposes of applying Code Section 409A requirements: (i) this Plan is an account balance plan under Prop. Treas. Reg. Section 1.409A-1(c)(2)(i)(A) or is a separation pay arrangement under Prop. Treas. Reg. Section 1.409A-1(c)(2)(i)(C); and (ii) this plan constitutes a separate plan for each Participant. This Plan does not constitute: (i) a Code
Section 401(a) plan with and exempt trust under Code Section 501(a); (ii) a Code
Section 403(a) annuity plan;  (iii) a Code Section 403(b)  annuity;  (iv) a Code
Section 408(k) SEP; (v) a Code Section 408(p) Simple IRA; (vi) a Code Section 501(c)(18) trust to which an active participant makes deductible contributions;
(vii) a Code Section 457(b) plan; or (viii) a Code Section 415(m) plan.

     1.38 "Retirement Age" means the date as of which a Participant attains the age of 65 years with at least 5 Years of Service with the Employer. A Participant is not entitled to distribution of his/her Vested Accrued Benefit based solely on attainment of Retirement Age, except as expressly provided in
Section 4.02.

     1.39 "Separation from Service" means in the case of an Employee, the Employee's termination of employment with the Employer whether on account of death, retirement or otherwise.

     (A) Effect of Leave. An Employee does not incur a Separation from Service if the Employee is on military leave, sick leave, or other bona fide leave of absence (such as temporary employment by the government), if such leave does not exceed a period of six months, or if longer, the period for which a statute or contract provides the Employee with the right to reemployment with the Employer. If a Participant's leave exceeds six months but the Participant is not entitled to reemployment under a statute or contract, the Participant incurs a Separation from Service on the next day following the expiration of six months.

     (B) Insignificant Service. If an Employee continues to perform services for the Employer, but the services are not more than insignificant, the Employee incurs a Separation from Service. For this purpose, an Employee will be deemed to provide more than insignificant service (and no Separation from Service occurs) if the Employee provides service at an annual rate and receives annual remuneration from the Employer which are equal to at least 20% of the average annual service performed and to at least 20% of the average annual remuneration earned during the immediately preceding 3 full calendar years of employment, or if less, the period the Employer employed the Employee.

     (C) Significant Non-Employee Service. In addition, a former Employee who continues to render significant services to the Employer in a non-Employee capacity is not deemed to have incurred a Separation from Service. For this purpose a former Employee is deemed to render significant service if the former Employee provides service at an annual rate and receives annual remuneration from the Employer which are equal to at least 50% of the average annual service performed and to at least 50% of the average annual remuneration earned during the immediately preceding 3 full calendar years of employment, or if less, the period the Employer employed the Employee.

     (D) Omitted.

     (E) Employer Determination. The Employer will determine whether an Employee has incurred a Separation from Service: (i) based on the facts and circumstances; (ii) subject to the provisions of this Section 1.39; and (iii) without application of the "same desk rule" under Rev. Rul. 79-336 and Rev. Rul. 80-229. The Employer will determine whether an Employee or Contractor has incurred a Separation from Service in accordance with Prop. Treas. Reg.
Section 1.409A-1(h) and Applicable Guidance.

     1.40 "Separation Pay" means any Compensation where one of the conditions to a right to the Compensation is Separation from Service, whether voluntary or involuntary. Separation Pay includes: (i) payments in the form of reimbursements for expenses incurred and the provision of other taxable benefits; (ii) payments due on account of Separation from Service, regardless of whether such payments are conditioned on the Participant's execution of a release of claims, noncompetition or nondisclosure provisions or other similar requirements; and
(iii) such other amounts as are described in Prop. Treas. Reg. Section 1.409A-1(m) or in Applicable Guidance.

     1.41 "Separation Pay Arrangement" means any arrangement that provides for Separation Pay, including the portion of any arrangement that provides for Separation Pay.

     1.42 "Service Year" means a Participant's Taxable Year in which the Participant performs services which give rise to Compensation.

     1.43 "Specified Employee" means a Participant who is a key employee as described in Code Section 416(i), disregarding paragraph (5) thereof. However, a Participant is not a Specified Employee unless any stock of the Employer is publicly traded on an established securities market or otherwise. If a Participant is a key employee at any time during the 12 months ending on the identification date, the Participant is a Specified Employee for the 12 month period commencing on the first day of the fourth month following the identification date, which date is December 31. The Employer may amend its Adoption Agreement to change the identification date but any such amendment is not effective for 12 months after the adoption of the amendment. The Employer, in determining whether this Section 1.43 and all related Plan provisions apply, will determine whether the Employer has any publicly traded stock as of the date of a Participant's Separation from Service. In the case of a spin-off or merger, or in the case of nonresident alien Employees, the Employer will apply the Specified Employee provisions of the Plan in accordance with Prop. Treas. Reg.
Section 1.409A-1(i) and other Applicable Guidance.

     1.44 "Specified Time or Fixed Schedule" means, in reference to a payment of Deferred Compensation, the Employer at the time of the deferral of the Compensation can objectively determine: (i) the amount payable; and (ii) the payment date or dates. An amount is objectively determinable if the deferral election specifically identifies the amount or if the Employer can determine the amount pursuant to a nondiscretionary formula. For this purpose, the Participant's or the Employer's designation of a calendar year or years for payment without more is deemed to mean payment on January 1 in such years. A Specified Time or Fixed Schedule also means as described in Prop. Treas. Reg.
Section 1.409A-3(g)(1) and other Applicable Guidance.

     1.45 "State" means: (i) one of the fifty states of the United States or the District of Columbia, or (ii) a political subdivision of a State, or any agency or instrumentality of a State or its political subdivision. A State does not include the federal government or an agency or instrumentality thereof.

     1.46 "Substantial Risk of Forfeiture" means Compensation which is payable conditioned: (i) on the performance of substantial future services by any person including the Participant; or (ii) on the occurrence of a condition related to a purpose of the Compensation, and where under clause (i) or (ii) the possibility of forfeiture is substantial. A condition related to the purpose of the Compensation relates to the Participant's performance for the Employer or to the Employer's business activities or organizational goals. A Substantial Risk of Forfeiture does not include any addition of a condition after a Legally Binding Right to the Compensation arises or any extension of a period during which the Compensation is subject to a Substantial Risk of Forfeiture. Compensation is not subject to a Substantial Risk of Forfeiture merely because payment is
conditioned  on  the   Participant's   refraining  from   performing   services.

Compensation is not subject to a Substantial Risk of forfeiture beyond the date or time that the Participant otherwise could have elected to receive the Compensation unless the amount of Compensation (disregarding Earnings) is materially greater than the amount of Compensation that the Participant otherwise could have elected to receive. As such, a Participant's Elective Deferrals generally may not be made subject to a Substantial Risk of Forfeiture. In determining whether the possibility of forfeiture is substantial in the case of rights to Compensation granted to a Participant who owns significant voting power or value in the Employer, the Employer will apply Prop. Treas. Reg.
Section 1.409A-1(d)(3) and Applicable Guidance.

     1.47 "Tax-Exempt Organization" means any tax-exempt organization other than a governmental unit or a church or a qualified church-controlled organization within the meaning of Code Sections 3121(w)(3)(A) and 3121(w)(3)(B).

     1.48 "Taxable Year" means the 12 consecutive month period ending each December 31.

     1.49 Omitted.

     1.50 Omitted.

     1.51 "Valuation Date" means the last day of each Taxable Year and such other dates as the Employer may determine.

     1.52 "Vested" means Deferred Compensation which is not subject to a Substantial Risk of Forfeiture. or to a requirement to perform further services for the Employer.

     1.53 "Window Program" means a program the Employer establishes to provide, for a limited period of time not exceeding one year, Separation Pay in connection with Separation from Service, or in connection with Separation from Service under prescribed circumstances, and otherwise as described in Prop. Treas. Reg. Section 1.409A-1(b)(9)(v) or in Applicable Guidance.

     1.54 Omitted.

     1.55 "Year of Service" means the following requirements for a Participant to be credited under the Plan with one year of service for each Taxable Year: To receive credit for one Year of Service, the Participant must remain in continuous employment with the Employer for the entire Taxable Year. The Employer will include a Participant's service before the Effective Date for determining the total number of Years of Service credited to such Participant under the Plan.


                                II. PARTICIPATION

     2.01 Participant Designated. Only a select group of highly compensated Employees as designated by the Employer, from time to time, shall be Participants in the Plan. An Employee shall be a Participant in this Plan only if the Employer designates in writing such Employee as a Participant, and such Employee executes and delivers to the Employer a Participation Agreement, a copy of which is attached to the Plan as Exhibit A, which for such Participant will be incorporated into and made a part of the Plan.

     2.02 Elective Deferrals. A Participant may elect to make Elective Deferrals to such Participant's Account in accordance with this Plan.

     (A) Limitations. A Participant's Elective Deferrals for a Service Year is not subject to any amount limitations or conditions.

     (B) Election Form and Timing. A Participant must make his/her Elective Deferral election on an election form the Employer provides for that purpose. The Participant must make the election no later than the latest of the applicable times specified below. The Employer will disregard any election which is not timely under this Section 2.02(B).

          (1) General Timing Rule. Except as otherwise provided in this Section 2.02(B), a Participant must deliver his/her election to the Employer no later than the end of the Taxable Year prior to the Service Year.

          (2) New Participant/New Plan. If the Plan becomes effective, or an Employee first becomes a Participant, on a date which is not the first day of a Taxable Year, the Participant must make and deliver his/her Elective Deferral election for that Taxable Year not later than 30 days after the Plan goes into effect or the Participant becomes a Participant. The election may apply only to Compensation for services the Participant performs subsequent to the date the Participant delivers the election to the Employer. For Compensation that is earned for a specified performance period, including an annual bonus, and where the new Participant makes an Elective Deferral election after the service period commences, the Employer will pro rate the election by multiplying the Compensation by the ratio of the number of days left in the performance period at the time of the election, over the total number of days in the entire performance period.

          (3) Omitted.

          (4)  Performance-Based   Compensation.  As  to  any  Performance-Based
     Compensation based on services performed over a period of at least 12 months, a Participant may elect no later than 6 months before the end of the service period to defer such Compensation, provided that the
     Participant: (i) continuously must perform services from a date no later than the date the Employer establishes the performance criteria and at least through the date of the Participant's election; and (ii) may not make an election after the Compensation has become substantially certain to be paid and is readily ascertainable.

          (5) Omitted.

          (6) Final Payroll Period. If Compensation is payable after the last day of the Participant's Taxable Year, but is Compensation for the Participant's services during the final payroll period within the meaning of Code Section 3401(b) which contains the last day of the Taxable Year, the Compensation is treated for purposes of an election under this Section 2.02(B), as Compensation for the current Taxable Year in which the final payroll period commenced. This Section 2.02(B)(6) does not apply to Compensation for services performed over any period other than the final payroll period as described herein and the Employer will apply this Section 2.02(B)(6) in accordance with Prop. Treas. Reg. Section 1.409A-2(a)(11) and Applicable Guidance. If the Employer amends its plan after December 31, 2006, to alter the timing rule of this Section 2.02(B)(6), any such amendment may not take effect until 12 months after the later of the date the amendment if adopted and is effective.

          (7) Separation Pay/Window Program. If the Participant's election relates to Separation Pay and the Separation Pay: (i) is due to an actual involuntary Separation from Service; and (ii) is the result of bona-fide, arm's length negotiations, then the Participant may make an election under this Section 2.02(B) at any time up to the time that the Participant has a Legally Binding Right to the Separation Pay. If the Separation Pay results from a Window Program, the Participant may make the election at any time up to the time that the Participant's election to participate in the Window Program becomes irrevocable.

          (8) Omitted.

          (9) Fiscal Year Employer. In the event that the Employer's taxable year is a non-calendar year, a Participant may elect to defer Compensation which is co-extensive with the Employer's fiscal year by making an election no later than the end of the Employer's fiscal year which precedes the Employer's fiscal year in which the Participant performs the service for which the Compensation is payable and in accordance with Prop. Treas. Reg.
     Section 1.409A-2(a)(5) and Applicable Guidance.

     (C) Early  Elections/Changes.  A  Participant's  election made prior to the
Section 2.02(B) deadline becomes irrevocable as to a Taxable Year following the last day on which a Participant may make an election under Section 2.02(B) for such Taxable Year. A Participant may revoke or make any number of changes to his/her Elective Deferral election during the period prior to the election becoming irrevocable.

A change payment election under Section 4.03(B) does not render an Elective Deferral election and an accompanying initial payment election under Section 4.03(A), revocable within the meaning of this Section 2.02(C).

     (D) Election Duration. A Participant's Elective Deferral election remains in effect for the duration of the Taxable Year for which the Participant makes the election and for all subsequent Taxable Years unless the Participant executes a subsequent timely election, modification or revocation. A Participant, subject to Plan requirements regarding election timing, including those in Article VII, may make a new election, or may revoke or modify an existing election effective no earlier than for the next Taxable Year.

     2.03 Nonelective Contributions. During each Taxable Year the Employer may, but is not required to, make one or more Nonelective Contributions to the Plan, in such amounts as the Employer elects in its complete discretion, including zero.

     2.04 Omitted.

     2.05 Actual Contributions. The Employer's Nonelective Contributions will be made in cash or property to Participant Accounts.

     2.06 Allocation Conditions. To receive an allocation of a Nonelective Contribution, a Participant must remain in continuous employment with the Employer for the entire Taxable Year for which such Nonelective Contribution is made.

     2.07 Timing. The Employer may elect to make any Employer Contribution for a Taxable Year at such times as Code Section 409A or Applicable Guidance may permit. The Employer is not required to contribute any actual contribution (or to post any notional contribution) to an Account at the time that the Employer makes its contribution election.

     2.08 Administration. The Employer will administer all Employer Contributions in the same manner as Elective Deferrals, except as the Plan otherwise provides. Any Employer Contribution is not subject to an immediate Participant right to elect a cash payment in lieu of the Employer Contribution and such amounts are payable only in accordance with the Plan terms.

                 III. VESTING AND SUBSTANTIAL RISK OF FORFEITURE

     3.01 Vesting Schedule or other Substantial Risk of Forfeiture.

     (A) Elective Deferral Account. A Participant's Elective Deferral Account is 100% Vested at all times.

     (B) Nonelective Deferral Account. Except as otherwise provided by Section 3.02, if a Participant incurs a Separation from Service prior to his/her
Nonelective Contribution Account being 100% Vested, then a percentage of the total dollar amount credited to such account that is equal to the percentage of such Account that is not Vested as of the date on which the Separation from Service occurs shall be entirely forfeited. Each Participant's Nonelective Deferral Account is subject to all of the following provisions:

          (1) A Participant's Nonelective Contribution Account is zero percent (0%) Vested until the Participant is credited under the Plan with five (5) Years of Service.

          (2) A Participant's Nonelective Contribution Account is also subject to the following vesting schedule based upon the Participant's age in years:

----------------------------------------- --------------------------------------
                                                Nonelective Contribution Account
          Participant's Age in Years                   Percentage Vested
----------------------------------------------- --------------------------------
              Less than 55 years                              0%
----------------------------------------------- --------------------------------

  At least 55 years, but less than 60 years                  50%
----------------------------------------------- --------------------------------
  At least 60 years, but less than 61 years                  75%
----------------------------------------------- --------------------------------
  At least 61 years, but less than 62 years                  80%
----------------------------------------------- --------------------------------
  At least 62 years, but less than 63 years                  85%
----------------------------------------------- --------------------------------
  At least 63 years, but less than 64 years                  90%
----------------------------------------------- --------------------------------
  At least 64 years, but less than 65 years                  95%
----------------------------------------------- --------------------------------
              At least 65 years                             100%
----------------------------------------------- --------------------------------

          (3) Notwithstanding the foregoing Sections 3.01(B)(1)-(2), the balance as of the Effective Date of a Participant's Nonelective Contribution Account, plus Earnings credited thereto after the Effective Date, shall be 100% Vested at all times, subject to the terms of Section 3.01(B)(4).

          (4) If at any time while the  Participant  is employed by the Employer or has any balance in his/her Nonelective Contribution Account, the Participant does any of the following, then the balance of such Participant's Nonelective Contribution Account as of the date on which such event occurs shall be entirely forfeited in the absolute discretion of the
     Employer: (1) the Participant directly or indirectly competes against the Employer or directly or indirectly assists a third party in competing against the Employer; (2) the Participant discloses or uses the Employer's trade secrets and other confidential information in a manner that is detrimental to the Employer and/or without the Employer's express authorization; (3) the Participant commits a federal or state crime against the Employer that directly or materially impacts his or her trustworthiness or ability to perform the services for which the Participant was employed by the Employer, (4) the Participant is convicted of a felony or crime by a court of competent jurisdiction, and (5) the Participant commits against the Employer an act of fraud, misappropriation or embezzlement.

     3.02 Immediate Vesting on Specified Events. Notwithstanding Sections 3.01(B)(1) and 3.01(B)(2), a Participant's Nonelective Contribution Account is Vested without regard to the Participant's age or credited Years of Service if the Participant incurs a Separation from Service as a result of (1) the Participant's death, (2) the Participant's Disability, or (3) a Change in Control. For purposes of the immediately preceding sentence, a Participant shall only be deemed to have incurred a Separation from Service as the result of a Change in Control if both of the following conditions (1) and (2) are satisfied and either one of the following conditions (3) or (4) are satisfied: (1) the Participant's Account is not forfeited pursuant to section 3.01(B)(3), (2) the Separation from Service occurs within nine (9) months of the Change in Control,
(3) the Separation from Service is not voluntary by the Participant, and (4) the Separation from Service, whether or not voluntary by the Participant, follows a substantial change or reduction in the Participant's employment duties (other than a change due to a promotion by Employer) occurring after the Change in Control.

     3.03 Application of Forfeitures. A Participant will forfeit any non-Vested Accrued Benefit upon Separation from Service. The Employer will keep all forfeitures for the Employer's own account, and such forfeitures will not be allocated among any of the remaining Participants.

                              IV. BENEFIT PAYMENTS

     4.01 Payment Events. A Participant's Vested Accrued Benefit may not be paid to the Participant until after the earlier of the following events to occur: (1) the Participant's Separation from Service; and (2) the Participant attaining Retirement Age. Following the occurrence of any of the forgoing events, the Plan will pay to the Participant (or if the Participant is deceased, the Participant's Beneficiary) the Vested Accrued Benefit held in the Participant's Account at the time and in the form and method determined in accordance with the Employer and Participant's respective elections under Section 4.03.

     (A) Payment to Specified Employees. Notwithstanding anything to the contrary in the Plan or in a Participant or Employer payment election, the Plan may not make payment to a Specified Employee, based on Separation from Service, earlier than 6 months following Separation from Service (or if earlier, upon the Specified Employee's death), except as permitted in the final sentence of this
Section 4.01(A). Any payments that otherwise would be payable to the Specified Employee during the foregoing 6 month period will be accumulated and payment delayed until a date specified in the Adoption Agreement that is after the 6 month period. The Employer may amend this Section 4.01 with regard to the method of treating payments otherwise payable within the 6 month period, provided that any change in method may not be effective for 12 months after the adoption of the amendment. This Section 4.01(A) does not apply to payments made on account of a domestic relations order under Section 4.03(D)(i), payments made because of a conflict of interest under Section 4.03(D)(ii), or payment of employment taxes under Section 4.03(D)(v).

     4.02 Omitted.

     4.03 Form, Timing and Method/ Payment Election. The Plan will pay a Participant's Vested Accrued Benefit from his/her Elective Deferral Account in the method (as between lump-sum and installments) and commencing as of the date determined in accordance with the Participant's election under Sections 4.03(A) or (B). Likewise, the Plan will pay a Participant's Vested Accrued Benefit from his/her Nonelective Deferral Account in the method (as between lump-sum and installments) and commencing as of the date determined in accordance with the Employer's election under Sections 4.03(A) or (B). Until the Plan pays a Participant's entire Vested Accrued Benefit, the Plan will continue to credit the Participant's Account with Earnings, in accordance with Section 5.02. The Plan will pay a Participant's Vested Accrued Benefit in the form (as between property and cash) determined by Employer in its discretion. Notwithstanding any payment election by Participant to the contrary, upon the Participant's death, the Employer shall pay as soon as administratively permissible in lump sum any Vested Accrued Benefit remaining in the Participant's Account at death to the applicable person or persons determined in accordance with Section 4.05.

     (A) Initial Payment Election. A Participant must make an initial payment election with respect to his/her Elective Deferral Account at the time of the Participant's Elective Deferral election under Section 2.02(B). The Employer must make an initial payment election as to a Participant's Nonelective Deferral Account at the time that the Employer grants a Legally Binding Right to Deferred Compensation to the Participant. A payment election may apply only to the Deferred Compensation that is the subject of the Elective Deferral election or the Employer Contribution or may apply to such Deferred Compensation and to all future Deferred Compensation, as the payment election indicates. A Participant must make any permissible initial payment election on a form the Employer provides for that purpose. If the Participant or the Employer as applicable have the right to make an initial payment election but fail to do so, the Plan will pay the affected Participant's Vested Accrued Benefit attributable to the non-election under this default provision, in a lump-sum cash payment 13 months following the earliest event permitting payment of the Participant's Account under Section 4.01. If this default provision applies, the default payment is deemed to be an initial payment election under the Plan.

     (B) Change Payment Election. A Participant's and the Employer's initial payment election under Section 4.03(A) (including any Plan default payment applicable in the absence of an actual initial payment election) may be subsequently changed in the manner provided in this Section 4.03(B). Further, a Beneficiary following a Participant's death may make a change payment election under this Section 4.03(B) with respect to the deceased Participant's Elective Deferral Account. A Participant or Beneficiary must make any change payment election on a form the Employer provides for such purpose.

          (1) Conditions on Change Payment Elections. Any Participant or Employer change payment election: (i) may not take effect until at least 12 months following the date of the change payment election; (ii) if the change payment election relates to a payment based on Separation from Service or on Change in Control, or if the payment is at a Specified Time or pursuant to a Fixed Schedule, the change payment election must result in payment being made not earlier than 5 years following the date upon which the payment otherwise would have been made (or, in the case of an installment payments treated as a single payment, 5 years from the date the first amount was scheduled to be paid); and (iii) if the change payment election relates to payment at a Specified Time or pursuant to a Fixed Schedule, the Participant or Employer must make the change payment election not less than 12 months prior to the date the payment is scheduled to be made (or, in the case of an installment payments treated as a single payment, 12 months prior to the date the first amount was scheduled to be paid).

          (2) Definition of "Payment." Except as otherwise provided in Section 4.03(B)(3), a "payment" for purposes of applying Section 4.03(B)(1) is each separately identified amount the Plan is obligated to pay to a Participant on a determinable date and includes amounts paid for the benefit of the Participant. An amount is "separately identified" only if the Employer can objectively determine the amount. A payment includes the provision of any taxable benefit, including payment in cash or in-kind. A payment includes, but is not limited to, the transfer, cancellation or reduction of an amount of Deferred Compensation in exchange for benefits under a welfare benefit plan, fringe benefits excludible under Code Sec 119 or Sec 132, or any other benefit that is excluded from gross income.

          (3) Installment Payments. For purposes of Section 4.03, a series of installment payments is treated as a single payment. For purposes of this
     Section 4.03(B)(3), a "series of installment payments" means payment of a series of substantially equal periodic amounts to be paid over a predetermined number of years, except to the extent that any increase in the payment amounts reflects reasonable Earnings through the date of payment.

          (4) Coordination with Anti-Acceleration Rule. In applying Section 4.03(C), "payment" means as described in Sections 4.03(B)(2) and (3). A Participant under a change payment election may change the form of payment to a more rapid schedule (including a change from installments to a lump-sum payment) without violating Section 4.03(C), provided any such change remains subject to the change payment election provisions under this
     Section 4.03(B). Accordingly, if the Participant's payment change election modifies the payment method from installments to a lump-sum payment, a change payment election must satisfy Section 4.03(B)(1) measured from the first installment payment. If a change payment election only modifies the timing of an installment payment, the change payment election must apply to each installment and must satisfy Section 4.03(B) measured from each installment payment.

          (5) Omitted.

          (6) Certain Payment Delays not Subject to Change Payment Election Rules. The following payment delay provisions do not result in the Plan failing to provide for payment upon a permissible event as Code Sec 409A requires nor are the delays treated as a change payment election under this
     Section 4.03(B). The Plan, in the Employer's complete discretion, may delay payment to a Participant if the Employer reasonably anticipates that the payment will violate Federal securities law or other applicable law. The Plan will pay such Deferred Compensation at the earliest date at which the Employer reasonably anticipates that the payment will not cause a violation of such laws. For purposes of this Section 4.03(B)(6), a violation of "other applicable law" does not include a payment which would cause inclusion of the Deferred Compensation in the Participant's gross income or which would subject the Participant to any Code penalty or other Code provision. If the Employer amends this Section 4.03(B)(6) to add any additional payment delays permitted under Applicable Guidance, then any such amendment may not be effective for at least 12 months following the Employer's adoption of the amendment. As required under Section 4.03(C), the Employer may not amend this Section 4.03(B)(6) to remove any or all payment delays described herein as to any previous Deferred Compensation.

     (C) No Acceleration-General Rule. Neither the Employer nor a Participant may accelerate the time or schedule of any Plan payment or amount scheduled to be paid under the Plan. For this purpose, the following are not an acceleration:
(i) payment made in accordance with Plan provisions or pursuant to an initial payment election under Section 4.03(A) or a change payment election under
Section  4.03(B) under which payment on an  accelerated  schedule is required on account  of  an  intervening  event  which  includes  Separation  from  Service,
Disability,  death,  Change in  Control  or  Unforeseeable  Emergency;  (ii) The
Employer's waiver or acceleration of the satisfaction of any condition constituting a Substantial Risk of Forfeiture provided that payment is made only upon a permissible payment event and the Employer's action otherwise does not violate Code Sec 409A; and (iii) a choice between a distribution of cash or property if the timing and the amount of income inclusion to the Participant are the same.

     (D) Permissible Accelerations. Notwithstanding Section 4.03(C), the following accelerations of the time or schedule of payment are permitted with regard to the payment of each Participant's Account: (i) a payment to an individual other than the Participant required under a domestic relations order under Code Sec. 414(p)(1)(B); (ii) a payment required under a certificate of divestiture under Code Sec. 1043(b)(2) relating to conflicts of interest; (iii) a Plan amendment to permit certain cash-out payments described in Sections 4.03(E) and (F); (iv) as it relates to the Deferred Compensation, a payment to pay the FICA tax under Code Sec 3101, 3121(a) and 3121(v)(2) and to pay income taxes at source on wages under Code Sec 3401 or under corresponding provisions of state, local or foreign tax laws related to payment of the FICA and to pay additional income tax at source on wages attributable to pyramiding Section Sec 3401 wages and taxes, but the total of all such payments may not exceed the aggregate of the FICA amount and the income tax withholding related to the FICA amount; (v) a payment to any affected Participant at any time that the Plan fails to meet the requirements of Code Sec 409A and the regulations thereunder, provided that such payment may not exceed the amount required to be included in income as a result of such failure; and (vi) payment to prevent the occurrence of a "nonallocation year" under Code Sec 409(p) in accordance with Prop. Treas. Reg. Sec 1.409A-3(h)(2)(ix) or other Applicable Guidance.

     (E) Cash-Out Upon Separation. Notwithstanding a Participant's or the Employer's payment election, the Plan will pay in a single cash payment the entire Vested Accrued Benefit of a Participant who has Separated from Service where the Participant's Vested Accrued Benefit does not exceed $10,000. A payment under this Section 4.03(E) must terminate the Participant's entire interest in the Plan and in all similar deferred compensation arrangements within the meaning of Prop. Treas. Reg. Sec 1.409A-1(c) or other Applicable Guidance. The Employer will make any payment under this Section 4.03(E) on or before the later of: (i) December 31 of the Taxable Year in which the Participant Separates from Service; or (ii) the 15th day of the third month following the Participant's Separation from Service.

     (F) Omitted.

     4.04 Withholding. The Employer will withhold from any payment made under the Plan and from any amount taxable under Code Sec 409A, all applicable taxes, and any and all other amounts required to be withheld under Federal, state or local law, including Notice 2005-1 and other Applicable Guidance.

     4.05 Beneficiary Designation. A Participant may designate a Beneficiary (including one or more primary and contingent Beneficiaries) to receive payment of any Vested Accrued Benefit remaining in the Participant's Account at death. The Employer will provide each Participant with a form for this purpose and no designation will be effective unless made on that form and delivered to the Employer. A Participant may modify or revoke an existing designation of Beneficiary by executing and delivering a new designation to the Employer. In the absence of a properly designated Beneficiary, the Employer will pay a deceased Participant's Vested Accrued Benefit to the Participant's surviving spouse and if none, to the duly appointed personal representative of the Participant's estate. If a Beneficiary is a minor or otherwise is a person whom the Employer reasonably determines to be legally incompetent, the Employer may cause the Plan to pay the Participant's Vested Accrued Benefit to a guardian, trustee or other proper legal representative of the Beneficiary. The Plan's payment of the deceased Participant's Vested Accrued Benefit to the person or persons determined in accordance with the preceding provisions of this Section
4.05 shall completely discharge the Employer and the Plan of all further obligations under the Plan.

     4.06 Administration of Payment Date(s).

     (A) Objective Payment Date(s). The Participant or the Employer in an initial payment election or change payment election made pursuant to the Adoption Agreement must provide for a payment date that the Employer, at the time of the payment event, objectively can determine. Such payment date may, but need not, coincide with a payment event, but any payment must be on or following and must relate to a Plan payment event. If any such election provides for payment only in a designated calendar year, the payment date is deemed to be January 1 of that year.

     (B) Multiple Payment Events/Fixed Schedule Linked to Payment Events. The Participant or the Employer in a payment election under Sections 4.03(A) or (B):

(i) may provide for payment upon the earliest or latest of more than one permissible payment event under Sections 4.01 and 4.02; (ii) may provide that a payment based on Separation from Service, attaining Retirement Age, death, or Change in Control is to be made in accordance with a Fixed Schedule that the Employer objectively can determine at the time of the applicable payment event; or (iii) may provide for an alternative payment schedule if the payment event to which the payment schedule is linked occurs prior to a single specified date.

     (C) Treatment of Payment as Made on Designated Payment Date. The Plan's payment of Deferred Compensation is deemed made on the Plan required payment date or payment election required payment date even if the Plan makes payment after such date, provided the payment is made by the latest of: (i) the end of the calendar year in which the payment is due; (ii) the 15th day of the third calendar month following the payment due date; (iii) in case the Employer cannot calculate the payment amount on account of administrative impracticality which is beyond the Participant's control (or the control of the Participant's estate), in the first calendar year in which payment is practicable; (iv) in case the Employer does not have sufficient funds to make the payment without jeopardizing the Employer's solvency, in the first calendar year in which the Employer's funds are sufficient to make the payment. The Employer may cause the Plan to pay a Participant's Vested Accrued Benefit on any date which satisfies this Section 4.06(C) and that is administratively practicable following any Plan specified payment date or the date specified in any valid payment election.

     (D) Disputed Payments. In the event of a dispute between the Employer and a Participant as to whether Deferred Compensation is payable to the Participant or as to the amount thereof, the Plan is deemed to make timely payment on any Plan required payment date or payment election required payment date if: (i) the Participant accepts any portion of the payment that the Employer is willing to make (unless such acceptance results in a forfeiture of the Participant's claim to the remaining amount); (ii) the Participant makes prompt, reasonable and good-faith efforts to collect the payment; and (iii) the Plan makes payment in the first calendar year in which the Employer and the Participant enter into a legally binding settlement of the dispute, the Employer concedes that the amount is payable or the Employer is required to cause the Plan to make payment under a final and nonappealable judgment or other binding decision. This Section 4.06(D) does not apply if the Plan's failure to make payment on a required date is on account of: (i) the Participant's failure to request payment, to provide information or to take any other action necessary for the Plan to make payment; or (ii) the Participant or a member of the Participant's family (as defined in Code Sec 267(c)(4) applied to include the spouse of any family member), any person or group of persons over whom the Participant or the Participant's family has effective control or any person whose compensation (or any portion thereof) is controlled by the Participant or the Participant's family members, makes the decision to not pay.

     4.07 Employer Approval of Participant Elections. A Participant's or the Employer's initial payment elections or change payment elections must be consistent with the Plan and with the Adoption Agreement. The Employer at the time of the election must approve any Participant payment election as to form, timing and method, where the Adoption Agreement does not expressly authorize the elected form, timing or method. The Employer, in its absolute discretion, may withhold approval for any reason, including, but not limited to non-compliance with Plan terms. If the Employer does not approve a Participant's initial payment election or change payment election, the Employer will pay the Participant's Vested Accrued Benefit under Section 4.03 as though the Participant did not make such payment election.

                                V. PLAN EARNINGS

     5.01 Unfunded Plan. The Employer intends this Plan to be an unfunded plan that is wholly or partially exempt under ERISA. No Participant, Beneficiary or successor thereto has any legal or equitable right, interest or claim to any property or assets of the Employer, including assets held in any Account under the Plan. The Employer's obligation to pay Plan benefits is an unsecured promise to pay. This Plan does not create a trust for the benefit of any Participant. At any time the Employer may amend this Plan such that (i) the Employer may elect to make notional contributions in lieu of actual contributions to the Plan; and
(ii) the Employer may elect not to invest any actual Plan contributions. If the Employer elects to invest any actual Plan contributions, such investments may be held for the Employer's benefit in providing for the Employer's obligations under the Plan or for such other purposes as the Employer may determine. Any assets held in Plan Accounts remain subject to claims of the Employer's general creditors, and no Participant's or Beneficiary's claim to Plan assets has any priority over any general unsecured creditor of the Employer.

     5.02 Account Earnings. The Plan periodically will credit each Participant's Elective Deferral and Nonelective Contribution as actual contributions to that Participant's Account. Further, the Plan periodically will credit or charge each Participant's Account with net investment earnings, gain and loss actually incurred by the Account. The Participant has the right to direct the investment of the Participant's Account, subject to the Employer's discretionary right to limit the investment options available to the Participant and the Employer's discretionary control over the mechanics and methodology for executing such investment direction by the Participant. The Participant's right to direct the investment of his/her Account is limited strictly to investment direction, and the Participant will not be entitled to the distribution of any Account asset except as the Plan otherwise permits. If a Participant fails at any time to direct the investment of his/her Account, pursuant to investment elections that may be required from time to time at the inception of such Account or subsequently thereto, then the Employer shall have the right in its absolute discretion to direct the investment of such Account, and such investment direction by the Employer shall be exempt from any prudent investor, risk diversification or other investment standards that might otherwise be applicable. Except as otherwise provided in the Plan, all Plan assets, including all incidents of ownership thereto, at all times will be the sole property of the Employer.

                                VI. MISCELLANEOUS

     6.01 No Assignment. No Participant or Beneficiary has the right to anticipate, alienate, assign, pledge, encumber, sell, transfer, mortgage or otherwise in any manner convey in advance of actual receipt, the Participant's Account. Prior to actual payment, a Participant's Account is not subject to the debts, judgments or other obligations of the Participant or Beneficiary and is not subject to attachment, seizure, garnishment or other process applicable to the Participant or Beneficiary.

     6.02 Not Employment Contract. This Plan is not a contract for employment between the Employer and any Employee who is a Participant. This Plan does not entitle any Participant to continued employment with the Employer, and benefits under the Plan are limited to payment of a Participant's Vested Accrued Benefit in accordance with the terms of the Plan.

     6.03 Amendment and Termination.

     (A) Amendment.

          (1) Amendment and Restatement of Prior Plans and Arrangements. This Basic Plan Document is hereby deemed an amendment and restatement of any and all prior nonqualified deferred compensation top hat plans or arrangements previously sponsored by the Employer, the terms of which are hereby superseded and replaced. Each Participant's benefits and interests under any and all prior nonqualified deferred compensation top hat plans and arrangements, if any, are now solely represented by such Participant's Accrued Benefit.

          (2) Future Plan Amendments. The Employer reserves the right to amend the Plan at any time to comply with Code Sec 409A, Notice 2005-1, Prop. Treas. Reg. Sec 1.409A and other Applicable Guidance or for any other purpose, provided that such amendment will not result in taxation to any Participant under Code Sec 409A. Except as the Plan and Applicable Guidance otherwise may require, the Employer may make any such amendments effective immediately.

     (B)  Termination.  The  Employer  may  terminate,  but is not  required  to
terminate,   the  Plan  and   distribute   Plan  Accounts  under  the  following
circumstances:

          (1) Dissolution/Bankruptcy. The Employer may terminate the Plan within 12 months following a dissolution of a corporate Employer taxable under Code Sec 331 or with approval of a Bankruptcy court under 11 U.S.C. Sec 503(b)(1)(A), provided that the Deferred Compensation is paid to the Participants and is included in the Participants' gross income in the latest calendar year: (i) in which the plan termination occurs; (ii) in which the amounts no longer are subject to a Substantial Risk of Forfeiture; or (iii) in which the payment is administratively practicable.

          (2) Change in Control. The Employer may terminate the Plan within the 30 days preceding or the 12 months following a Change in Control provided the Employer distributes all Plan Accounts (and must distribute the accounts under any substantially similar Employer plan which plan the
     Employer also must terminate) within 12 months following the Plan termination.

          (3) Other. The Employer may terminate the Plan for any other reason in the Employer's discretion provided that: (i) the Employer also terminates all Aggregated Plans in which any Participant also is a participant; (ii) the Plan makes no payments in the 12 months following the Plan termination date other than payments the Plan would have made irrespective of Plan termination; (iii) the Plan makes all payments within 24 months following the Plan termination date; and (iv) the Employer within 5 years following the Plan termination date does not adopt a new plan covering any Participant that would be an Aggregated Plan.

          (4) Applicable Guidance. The Employer may terminate the Plan under such other circumstances as Applicable Guidance may permit.

     (C) Effect on Vesting. Any Plan amendment or termination will not reduce the Vested Accrued Benefit held in any Participant Account at the date of the amendment or termination and also may not accelerate vesting except as may be permitted without subjecting any Participant to taxation under Code Sec 409A.

     (D) Cessation of Future Contributions. The Employer may elect at any time to amend the Plan to cease future Elective Deferrals or Nonelective Contributions as of a specified date. In such event, the Plan remains in effect (except those provisions permitting the frozen contribution type) until all Accounts are paid in accordance with the Plan terms, or, if earlier, upon the Employer's termination of the Plan.

     6.04 Severability. If the Employer or any proper authority determines any provision of the Plan will cause taxation under Code Sec 409A or is otherwise invalid, the remaining portions of the Plan will continue in effect and will be interpreted consistent with the elimination of the invalid provision.

     6.05 Notice and Elections. Any notice given or election made under the Plan must be in writing and must be delivered or mailed by certified mail, to the Employer or to the Participant or Beneficiary as appropriate. The Employer will prescribe the form of any Plan notice or election to be given to or made by Participants. Any notice or election will be deemed given or made as of the date of delivery, or if given or made by certified mail, as of 3 business days after mailing.

     6.06 Administration. The Employer will administer and interpret the Plan, including making a determination of the Vested Accrued Benefit due any Participant or Beneficiary under the Plan. As a condition of receiving any Plan benefit to which a Participant or Beneficiary otherwise may be entitled, a Participant or Beneficiary will provide such information and will perform such other acts as the Employer reasonably may request. The Employer may cause the Plan to forfeit any or all of a Participant's Vested Accrued Benefit, if the Participant fails to cooperate reasonably with the Employer in the administration of the Participant's Plan Account, provided that this provision does not apply to a bona fide dispute under Section 4.06(D). The Employer may retain agents to assist in the administration of the Plan and may delegate to agents such duties as it sees fit. The decision of the Employer or its designee concerning the administration of the Plan is final and is binding upon all persons having any interest in the Plan. The Employer will indemnify, defend and hold harmless any Employee designated by the Employer to assist in the administration of the Plan from any and all loss, damage, claims, expense or liability with respect to this Plan (collectively, "claims") except claims arising from the intentional acts or gross negligence of the Employee.

     6.07 Account Statements. The Employer from time to time will provide each Participant with a statement of the Participant's Vested Accrued Benefit. The Employer also will provide Account statements to any Beneficiary of a deceased Participant with a Vested Accrued Benefit remaining in the Plan.

     6.08 Accounting. The Employer will maintain for each Participant as is necessary for proper administration of the Plan, an Elective Deferral Account and a Nonelective Contribution Account.

     6.09 Costs and Expenses. Except for investment charges, which will be borne by the Account to which they pertain, the Employer will pay the costs, expenses and fees associated with the operation of the Plan, excluding those incurred by Participants or Beneficiaries.

     6.10 Reporting. The Employer will report Deferred Compensation for Employee Participants on Form W-2 for Employee Participants in accordance with Notice 2005-1 and Applicable Guidance.

     6.11  ERISA  Claims  Procedure.   Subject  to  the  following,  the  claims
procedures set forth in DOL Reg. Sec 2560.503-1 apply as the Plan's claims procedures: For purposes of the Plan's claims procedure under this Section 6.11, the "Plan Administrator" means the Employer. A Participant or Beneficiary may file with the Plan Administrator a written claim for benefits, if the Participant or Beneficiary disputes the Plan Administrator's determination regarding the Participant's or Beneficiary's Plan benefit. However, the Plan Administrator will cause the Plan to pay only such benefits as the Plan Administrator in its discretion determines a Participant or Beneficiary is entitled to receive. The Plan Administrator under this Section 6.11 will provide a separate written document to affected Participants and Beneficiaries which explains the Plan's claims procedure and which by this reference is incorporated into the Plan. If the Plan Administrator makes a final written determination denying a Participant's or Beneficiary's claim, the Participant or Beneficiary must file an action with respect to the denied claim within 180 days following the date of the Plan Administrator's final determination.

                      VII. APPLICABLE 409A TRANSITION RULES

     7.01 2005 and 2006 Operational Rules. The following provisions apply to the Plan during the 2005 and 2006 Taxable Years.

     (A) Good Faith. The Employer will operate the Plan during the 2005 and 2006 Taxable Years in good faith compliance in accordance with: (i) Notice 2005-1;
(ii) Code Sec 409A; and (iii) any Applicable Guidance as of the effective date thereof. The Employer also may operate the Plan consistent with the Prop. Treas. Reg. Sec 1.409A before such regulations become effective and may apply such regulations to the extent that they are inconsistent with Notice 2005-1. Although the Employer intends this Plan document to comply with the provisions of Notice 2005-1 and of Prop. Treas. Reg. Sec 1.409A, the Employer will not apply any Plan provision which is inconsistent therewith and, by December 31, 2006, will amend any such provision to comply with Applicable Guidance. The Employer and the Participants may not exercise discretion under the Plan in a manner that would violate Code Sec 409A.

     (B) New Payment Elections. A Participant, on or before December 31, 2006, may make a new payment election as to any Compensation Deferred previously. Any such election must be a permissible election under Section 4.03(A), but an election under this Section 7.01(B) is not treated as a change in the timing or form of distribution and need not comply with Section 4.03(B) as it applies to such changes. In addition, during 2006, a Participant may not make a new payment election under this Section 7.01(B) which: (i) would result in the Participant not receiving any payment which the Plan otherwise would make in 2006; or (ii) would accelerate to 2006 any payment the Plan would otherwise make after 2006.

     7.02 Incorporation of Applicable Guidance. In the event of Applicable Guidance that is contrary to any Plan provision, the Employer, as of the effective date of the Applicable Guidance, will operate the Plan in conformance therewith and disregard any inconsistent Plan provision. Any such Applicable
Guidance is deemed to be incorporated by reference into the Plan and to supersede any contrary Plan provision during any period in which the Employer is permitted to comply operationally with the Applicable Guidance and before a formal Plan amendment is required.

                               EMPLOYER SIGNATURE

     The Employer hereby agrees to the provisions of this Plan, and in witness of its agreement, the Employer, by its duly authorized officer, has executed this Basic Plan Document on______________________, 2006.

                                                HEARTLAND EXPRESS OF IOWA, INC.


                                                By:____________________________

                                                Name:__________________________

                                                Title:_________________________

                         HEARTLAND EXPRESS OF IOWA, INC.
              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN

                             PARTICIPATION AGREEMENT

Participant Name:______________________________________________("Participant").

     This Participation Agreement is executed by the above-named Participant and Heartland Express of Iowa, Inc. ("Employer") on the date stated below and is binding upon Employer, Participant, and their respective heirs, successors and permitted assigns. In consideration of Employer's and Participant's covenants and obligations contained herein and in the Plan (defined below), the receipt and sufficiency of which Participant and Employer hereby acknowledge, Participant and Employer agree as follows:

     1. Definitions. The "Plan" as used in this Participation Agreement, means the Heartland Express of Iowa, Inc. 2006 Top Hat Nonqualified Deferred Compensation Plan. Except as otherwise provided herein, any capitalized term used herein has the definition provided in the Plan's written instrument executed by the Employer on October ________________________, 2006 and known as the "Basic Plan Document", a copy of which Participant acknowledges receiving from Employer.

     2. Plan Restatement and Amendment. Participant acknowledges that the Basic Plan Document is a restatement and amendment of any and all prior nonqualified deferred compensation top hat plans previously sponsored Employer, and the terms of all such plans are replaced and superseded by the terms of the Basic Plan Document. Participant agrees that the Plan's terms and conditions as stated in the Basic Plan Document, its exhibits, addendums and all of the other documents to which they refer (and Applicable Guidance) shall exclusively govern all of Participant's rights and benefits under the Plan.

     3.  Accrued  Benefit.  Participant  and Employer  agree that  Participant's
Accrued Benefit as of November 1, 2006 under the Plan shall be equal to the amount stated on Schedule 1 attached to this Participation Agreement.

     4. Accrued Benefit Vesting. Participant and Employer acknowledge and agree that in accordance with Plan section 3.01(B)(3), Participant's Nonelective Contribution Account balance as of the Effective Date is 100% Vested.

     5. Release. Participant agrees that Participant's benefits and interests under any and all versions of the Plan prior to its restatement under the Basic Plan Document and all other nonqualified deferred compensation plans sponsored by Employer are void and entirely superseded and replaced by Participant's Accrued Benefit and other rights and interests created under the Basic Plan Document. Participant hereby releases Employer, its directors and officers from any and all obligations of Employer under any and all versions of the Plan prior to its amendment and restatement in the form of the Basic Plan Document and under all other nonqualified deferred compensation plans and arrangements at any time sponsored by the Employer. The above release is made partially in consideration of Participant"s Accrued Benefit as of the Effective Date being 100% vested in accordance with Plan section 3.01(B)(3).



Participant                           Heartland Express of Iowa, Inc. (Employer)

_________________________________
                                      By:_______________________________________

Date:                                 Name:_____________________________________
_________________________________
                                      Title:____________________________________

                                      Date:_____________________________________

                      SCHEDULE 1 TO PARTICIPATION AGREEMENT



Participant Name:__________________________________________________



Participant's Accrued Benefit as of November 1, 2006:

-------------------------------------- -----------------------------------------
Account:                               Balance:
-------------------------------------- -----------------------------------------
Elective Deferral Account              $0.00
-------------------------------------- -----------------------------------------
Nonelective Contribution Account       $
-------------------------------------- -----------------------------------------








______________________________________ Date:____________________________________
Participant



Heartland Express of Iowa, Inc. (Employer)


By:___________________________________ Date:____________________________________

Name:_________________________________

Title:________________________________

                         HEARTLAND EXPRESS, INC. OF IOWA
              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN
                  ELECTIVE DEFERRAL AGREEMENT - REGULAR PAYROLL


Participant Name:________________________________________("Participant")

     The above-named Participant participates in the Heartland Express, Inc. of Iowa 2006 Top Hat Nonqualified Deferred Compensation Plan ("Plan"). In accordance with Section 2.02 of the Plan, the Participant enters into this Elective Deferral Agreement ("Agreement"), which is effective for all of the Participant's Compensation during the Taxable Year except Performance-Based Compensation. Except as otherwise provided herein, any capitalized term has the definition provided in the Plan's written instrument executed by the Employer on __________________, 2006 and referred to as the "Basic Plan Document", a copy of which Employer has provided to Participant.

     1. Elective Deferral Amount. The Employer will reduce my Compensation by:

[  ] ________%.

[  ] $___________________.

     2. Frequency. For each payroll period within the Taxable Year, the Employer will deduct from my Compensation (excluding my Performance-Based Compensation) the amount I have elected in this Agreement (my "Elective Deferrals").

     3. Taxation and Withholding. My Elective Deferrals are subject to income tax and income tax withholding when payments are actually or constructively received by me. Such amounts are subject to FICA, FUTA and Medicare at the time services are performed or when the amounts are no longer subject to a substantial risk of forfeiture, whichever is later. The Employer will deduct from my remaining Compensation the above taxes on my Elective Deferrals.

     4. Changes. Subject to the Employer's right to terminate the Plan and certain other limited exceptions, this Agreement is irrevocable for the Taxable Year for which it goes into effect. Further, this Agreement shall continue for subsequent Taxable Years until I revoke or modify it. I may revoke or modify this Agreement by completing a new Agreement before the election deadline applicable to the Taxable Year for which the revocation or modification will be effective.

     5. Vesting and Earnings. I am 100% vested in my Elective Deferrals. The Employer will credit my Elective Deferrals to an Account established under the Plan for my benefit. My Account will be adjusted for actual Earnings or with notional Earnings in accordance with the Plan terms.

____________________________      Participant:
         [Date]                               __________________________________
                                                         [Name]

                                              __________________________________
                                                         [Signature]

Accepted:___________________         Heartland Express of Iowa, Inc.
               [Date]
                                     ___________________________________________
                                                        [Signature]

                                     Name & Title:______________________________

                         HEARTLAND EXPRESS, INC. OF IOWA
              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN
       ELECTIVE DEFERRAL AGREEMENT - PERFORMANCE-BASED BONUS COMPENSATION


Participant Name:__________________________________________("Participant")

     The above-named Participant participates in the Heartland Express, Inc. of Iowa 2006 Top Hat Nonqualified Deferred Compensation Plan ("Plan"). In accordance with Section 2.02 of the Plan, the Participant enters into this Elective Deferral Agreement ("Agreement"), which is only effective for Performance-Based Compensation for the_________________ Taxable Year. Except as otherwise provided herein, any capitalized term has the definition provided in the Plan's written instrument executed by the Employer on ______________, 2006 and referred to as the "Basic Plan Document", a copy of which Employer has provided to Participant.

     1. Elective Deferral Amount. The Employer will reduce my Performance-Based Compensation by:

[  ]  _______%.

[  ]  $___________________________.



     2. Taxation and Withholding. My Elective Deferrals are subject to income tax and income tax withholding when payments are actually or constructively received by me. Such amounts are subject to FICA, FUTA and Medicare at the time services are performed or when the amounts are no longer subject to a substantial risk of forfeiture, whichever is later. The Employer will deduct from my remaining Compensation the above taxes on my Elective Deferrals.

     3. Changes. Subject to the Employer's right to terminate the Plan and certain other limited exceptions, this Agreement is irrevocable for the Taxable Year for which it goes into effect. Further, this Agreement shall continue for subsequent Taxable Years until I revoke or modify it. I may revoke or modify this Agreement by completing a new Agreement before the election deadline applicable to the Taxable Year for which the revocation or modification will be effective.

     4. Vesting and Earnings. I am 100% vested in my Elective Deferrals. The Employer will credit my Elective Deferrals to an Account established under the Plan for my benefit. My Account will be adjusted for actual Earnings or with notional Earnings in accordance with the Plan terms.


______________________________        Participant:
         [Date]                                   ______________________________
                                                           [Name]

                                                  ______________________________
                                                           [Signature]

Accepted:_____________________         Heartland Express of Iowa, Inc.
                  [Date]
                                       _________________________________________
                                                     [Signature]

                                       Name & Title:____________________________

       Heartland Express, Inc. Of Iowa 2006 Top Hat Nonqualified Deferred
                                Compensation Plan
                            Initial Payment Election
                                   Page 2 of 2
                                   Page 1 of 2
                         HEARTLAND EXPRESS, INC. OF IOWA
              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN
                            INITIAL PAYMENT ELECTION


Participant Name:___________________________________________("Participant")

     The above-named Participant participates in the Heartland Express, Inc. of Iowa 2006 Top Hat Nonqualified Deferred Compensation Plan ("Plan"). In accordance with Section 4.03(A) of the Plan, the Participant makes the initial payment elections set forth within this instrument (collectively, the "Election") with respect to Participant's Elective Deferral Account. Except as otherwise provided herein, any capitalized term has the definition provided in the Plan's written instrument executed by the Employer on ________________, 2006 and referred to as the "Basic Plan Document", a copy of which Employer has provided to Participant.

     1. Application of Election. This Election applies only as provided in subsection 1(a) or 1(b) below, whichever subsection the Participant hereby elects by checking the box to the left of the subsection: [Note to Participant:
You must check only one of the boxes to the left of subsections 1(a) -- (b).]

[  ]   (a) Only to all Deferred Compensation  attributable to Elective Deferrals that the Participant elects for the ___________ calendar year.

[  ]   (b) Only to all Deferred Compensation  attributable to Elective Deferrals that the Participant elects for the ___________ calendar year and to all subsequent Elective Deferrals.

     2. Timing of Payment. Participant hereby elects that payment of the Accrued Benefit of Participant's Elective Deferral Account shall commence on the date calculated pursuant to whichever of the following subsections Participant checks the box to the left of such subsection: [Note to Participant: You must check only one of the boxes to the left of subsections 2(a) - (d).]

[  ]   (a) On the first day of the  ______  whole  month  following  the date of
     Participant's Separation from Service not less than 6 months as per Subsection 4.01(A). [Note to Participant: If you check the box to the left of this subsection 2(a), then you must fill in the blank contained within this subsection with the number of months following the Separation from Service that you desire to wait until payment of the Elective Deferral Account commences.]

[  ]   (b) On the first day of the first whole month following the Participant's
     __________ birthday. [Note to Participant: If you check the box to the left of this subsection 2(b), then you must fill in the blank contained within this subsection with the age at which you desire to have payment of the Elective Deferral Account commence. The selected birthday must be at least your sixty-fifth (65th) birthday.]

[  ]   (c) On the earlier of the two dates  calculated  pursuant to  subsections
     2(a) and 2(b).

[  ]   (d) On the later of the two dates calculated pursuant to subsections 2(a)
     and 2(b). [Note to Participant: If you check the box to the left of either subsection 2(c) or 2(d), then you must fill in the blanks contained within subsections 2(a) and 2(b).]

     3. Method of Payment. Participant hereby elects that payment of the Accrued Benefit of Participant's Elective Deferral Account shall be made as follows:
[Note to Participant: You must check only one of the boxes to the left of subsections 3(a) - (b).]

[  ]   (a) In lump sum on the date on which  payment of the  Accrued  Benefit of
     Participant's Elective Deferral Account commences pursuant to section 2 of this Election.

[  ]   (b) In ______ equal annual  installments with the first installment to be paid on the date on which payment commences pursuant to section 2 of this Election, and each subsequent installment being paid on the same date in each subsequent year until all installments have been paid. [Note to
     Participant: If you select payment pursuant to this section 3(b), then you must insert the desired number of installment payments into the blank contained within this subsection.]

     4. Change in Method of Payment. If Participant elects under section 3(b) of this Election to receive payment of the Accrued Benefit of Participant's Elective Deferral Account in installments, then Participant hereby elects to change the payment method so as to require payment of the then-remaining Accrued Benefit of Participant's Accrued Benefit in lump sum as soon as administratively permissible following the first to occur of any of the following events: [Note to Participant: If you desire to receive a lump sum payment in lieu of installments upon any of the events identified in subsections 4(a) - (b, then check the box to the left of the desired subsection. You may choose more than one subsection.]

[  ]   (a) Upon the Participant's Disability.

[  ]   (b) Upon a Change in Control.

     5. Payment Upon Participant's Death. In accordance with section 4.03 of the Plan, any Accrued Benefit remaining in the Participant's Elective Deferral Account upon Participant's death shall be paid to the person or persons determined in accordance with section 4.05 of the Plan, notwithstanding anything to the contrary contained in this Election.

     6. Permanency of Election; Binding Effect. Participant may only amend the Election set forth herein in accordance with section 4.03 of the Plan and by written instrument executed by Participant or his permitted agents, heirs, beneficiaries and assigns. This Election is binding upon the Participant and the Participant's beneficiaries, heirs, estate and permitted assigns.


______________________________        Participant:______________________________
          [Date]                                           [Signature]



Accepted:_____________________        Heartland Express of Iowa, Inc.
                [Date]
                                      __________________________________________
                                                    [Signature]

                                      Name & Title:_____________________________

       Heartland Express, Inc. Of Iowa 2006 Top Hat Nonqualified Deferred
                               Compensation Plan
                             Change Payment Election
                                   Page 2 of 2
                                   Page 1 of 2
                         HEARTLAND EXPRESS, INC. OF IOWA
              2006 TOP HAT NONQUALIFIED DEFERRED COMPENSATION PLAN
                             CHANGE PAYMENT ELECTION


Participant Name:____________________________________________("Participant")

     The above-named Participant participates in the Heartland Express, Inc. of Iowa 2006 Top Hat Nonqualified Deferred Compensation Plan ("Plan"). In accordance with Section 4.03(B) of the Plan, the Participant makes the following change to Participant's prior payment elections dated ________________ with respect to Participant's Elective Deferral Account. The changes set forth in this instrument apply to such portion of the Participant's Elective Deferral Account as is controlled by Participant's prior election. Except as otherwise provided herein, any capitalized term has the definition provided in the Plan's written instrument executed by the Employer on ____________________, 2006 and referred to as the "Basic Plan Document", a copy of which Employer has provided to Participant.

     1. No Acceleration. This form may be used to delay, but not to accelerate payment of Plan benefits.

     2. Permissible Changes. Participant's change election contained in this instrument cannot take effect until at least 12 months after the date of this instrument. Change elections must result in the first payment under the prior election being delayed for at least 5 years beyond the prior election payment date. If the change election relates to payment following a specified birthday of Participant, then the change election must be made at least 12 months prior to the first scheduled payment.

     3. Change to Payment's Timing and/or Method. Participant elects to make the following changes: [Note to Participant: Choose one or more of the following by checking the box to the left of the desired subsection.]

[  ]   (a) Timing.  Payment of the  Accrued  Benefit of  Participant's  Elective
     Deferral Account shall commence on:________________________________________
     ____________. [Note to Participant: If you desire to change the timing of the payment, then you must fill in the blank contained within this subsection with the desired start date for payment of the Elective Deferral Account.]

[  ]   (b) Method.  Payment of the  Accrued  Benefit of  Participant's  Elective
     Deferral Account shall be made in: [Note to Participant: Choose just one of the following by checking the box to the left of the desired subsection.]

     [  ]   (i) In lump sum on the date on which payment of the Accrued  Benefit of Participant's Elective Deferral Account commences.

     [  ]   (ii) In ______ equal annual  installments with the first installment to be paid on the date on which payment commences, and each subsequent installment being paid on the same date in each subsequent year until all installments have been paid. [Note to Participant: If you select payment pursuant to this section 3(b)(ii), then you must insert the desired number of installment payments into the blank contained within this subsection.]

     4. Permanency of Election; Binding Effect. Participant may only make further changes to Participant's election in accordance with section 4.03 of the Plan and by written instrument executed by Participant or his permitted agents, heirs, beneficiaries and assigns. This change election is binding upon the Participant and the Participant's beneficiaries, heirs, estate and permitted assigns.


________________________________      Participant:______________________________
           [Date]                                           [Signature]



Accepted:_______________________      Heartland Express of Iowa, Inc.
                  [Date]
                                      __________________________________________
                                                   [Signature]

                                      Name & Title:_____________________________

                         Heartland Express, Inc. of Iowa
              2006 Top Hat Nonqualified Deferred Compensation Plan
                             ERISA Claims Procedure

Pursuant to section 6.11 of the 2006 Top Hat Nonqualified Deferred Compensation Plan, the following claims procedures shall apply to and are hereby incorporated into the Plan with respect to any claim for benefits under the Plan by a Participant or Beneficiary. All capitalized terms used in this instrument shall have the definition set forth in the Plan unless expressly provided otherwise in this instrument.

1. NAMED FIDUCIARY AND PLAN ADMINISTRATOR. The Named Fiduciary and Plan Administrator of the Plan shall be the Employer (Heartland Express, Inc. of Iowa) until its resignation or removal by the Employer's board of directors. The Named Fiduciary and Administrator shall be responsible for management, control and administration of the Plan as established herein and shall make all determinations as to rights to benefits under the Plan. It may delegate to others certain aspects of the management and operation responsibilities of the Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

2. FILING OF CLAIM FOR BENEFITS. A Participant or Beneficiary of the Plan shall make a claim for the benefits by delivering a written request to the Plan Administrator or such person or office as the Plan Administrator shall designate for the processing of claims. Upon receipt of such request, the Plan Administrator may require the claimant to complete such forms and provide such additional information as may be reasonably necessary to establish the claimant's right to the benefit under the Plan.
3. NOTIFICATION TO CLAIMANT OF DECISION. If a claim for benefits is wholly or partially denied, the Plan Administrator (or the party to whom such authority has been delegated) shall furnish to claimant a notice of the decision, meeting the requirement of the following Paragraph 4, within ninety (90) days after receipt of the claim by the Plan Administrator. If special circumstances require more than ninety (90) days to process the claim, this period may be extended for up to an additional ninety (90) days by giving written notice to the claimant before the end of the initial ninety (90) day period. However, if the claim for benefits concerns the payment of benefits under the Plan due to a determination of Employee as disabled, then a decision shall be rendered within 45, not 90, days, and such period may be extended, if special circumstances require such an extension, by no more than two 30-day periods by giving written notice to the claimant of such extensions. An extension notice shall indicate (1) the special circumstances requiring an extension of time, (2) the date by which the Corporation expects to render the benefit determination, (3) the standards on which entitlement to a benefit is based, (4) the unresolved issues that prevent a decision on the claim, and (5) the additional information needed to resolve those issues. If the period of time is extended because the claimant has failed to provide necessary information to decide the claim, the claimant shall have at least 45 days within which to provide the specified information, and the period for making the benefit determination shall be tolled from the date on which the notification of the extension is sent to the claimant, until the date on which the claimant provides the information. Failure to provide a notice of decision in the time specified shall constitute a denial of the claim and the claimant shall be entitled to require a review of the denial under the review procedures specified in Paragraphs 5 and 6 below.

4. CONTENT OF NOTICE. The notice to be provided to every claimant who is denied a claim for benefits under Paragraph 3 above shall be in writing and shall set forth in a manner calculated to be understood by the claimant, the following:

a.   The specific reason or reasons for the denial;

b. A specific reference to pertinent Plan provisions on which the denial is based;

c. A description of any additional material or information necessary for the claimant to perfect the claim and the explanation of why such material or information is necessary; and

d. An explanation of the Plan's claim review procedure describing the steps to be taken by the claimant who wishes to submit his or her claim for review and including a statement of the claimant's rights to bring a civil action under Section 502 of ERISA following an adverse determination in review, all written in a manner calculated to be understood by the claimant.

5. REVIEW PROCEDURE. The purpose of the review procedure set forth in this paragraph and in Paragraph 6 following is to provide a procedure by which a claimant under the Plan may have a reasonable opportunity to appeal a denial of a claim to an "appropriate named fiduciary" for a full and fair review. As used herein, the term "appropriate name fiduciary" shall mean the Employer. To accomplish this purpose, the claimant or his duly authorized representative:

a. May request a review upon written application to the appropriate name fiduciary;

b.   May Review pertinent Plan documents; and

c.   May submit issues and comments in writing.

A claimant (or his duly authorized representative) shall request a review by filing a written application for the review with the appropriate named fiduciary at any time within sixty (60) days after receipt by the claimant of written notice of the denial of his claim. However, if the claim for benefits concerns the payment of benefits under the Plan due to a determination of Employee as disabled, then a claimant shall have 180, not 60, days to file a written application for review.

6. DECISION ON REVIEW. The decision on review of a denied claim shall be made in the following manner.

a. The decision on review shall be made by the appropriate named fiduciary that may, in his or its discretion, hold a hearing on the denied claim. The appropriate named fiduciary shall make his or its decision promptly which shall ordinarily be not later than sixty (60) days after the Plan's receipt of the request for review unless special circumstances (such as the need for holding a hearing) require an extension of time for processing. In that case a decision shall be rendered as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review. However, if the claim for benefits concerns the payment of benefits under the Plan due to a determination of Employee as disabled, then a decision on appeal shall be rendered within 45, not 60, days; provided that an extension due to special circumstance for an additional 45 days is permitted. If an extension of time is required due to special circumstances, written notice of the extension shall be furnished to the claimant prior to the time the extension commences containing the same information as stated in paragraph 3 of this Schedule "1" with regard to an extension of the initial review.

b. The decision on review shall be in writing and shall include (1) specific reasons for the decisions, written in a manner calculated to be understood by the claimant, (2) specific references to the pertinent Plan provisions on which the decision is based, (3) a statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant to the claimant's claim for benefits; and (4) a statement of claimant's right to bring an action under Section 502(a) of ERISA, all written in a manner calculated to be understood by the claimant..

c. In the event the decision on review is not furnished to the claimant within the time required, the claim shall be deemed denied on review.

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


Date: February 28, 2007
                                                By: /s/ Russell A. Gerdin
                                                     ---------------------
                                                Russell A. Gerdin
                                                Chairman and
                                                Chief Executive Officer
                                               (Principal Executive Officer)

Exhibit No. 31.2

                                  Certification

I, John P. Cosaert, Executive Vice President, Chief Financial Officer, and Treasurer of Heartland Express, Inc., certify that:

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


Date: February 28, 2007

                                               By: /s/ John P. Cosaert
                                                 ---------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance,
                                               Chief Financial Officer and
                                               Treasurer
                                              (Principal Financial Officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2006, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2007                        By: /s/ Russell A. Gerdin
                                                  -----------------------
                                                Russell A. Gerdin
                                                Chairman and
                                                Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2006, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2007                        By:  /s/ John P. Cosaert
                                                    --------------------
                                                John P. Cosaert
                                                Executive Vice President-Finance
                                                and Chief Financial Officer