Form 10-Q
period 2007-03-31
HEARTLAND EXPRESS INC
filed 2007-05-10
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended  March 31, 2007                Commission File No.   0-15087
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

At March 31, 2007, there were 98,251,889 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
          March 31, 2007 and December 31, 2006                           1-2
        Consolidated Statements of Income
          for the Three Months Ended March 31, 2007 and 2006               3
        Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March 31, 2007                        4
        Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2007 and 2006               5
        Notes to Consolidated Financial Statements                       6-9

Item 2. Management's  Discussion and Analysis of
          Financial Condition and Results
          of Operations                                                  9-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk         14

Item 4. Controls and Procedures                                            14

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 3. Defaults upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of
          Security Holders                                                 15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                March 31,   December 31,
                                                        2007           2006
                                                    ------------   ------------
                                                    (Unaudited)

CURRENT ASSETS

    Cash and cash equivalents ...................   $ 11,417,039   $  8,458,882

    Short-term investments ......................    353,689,572    322,829,306

    Trade receivables,  net of allowance
      for doubtful accounts of $775,000 .........     45,504,423     43,499,482

    Prepaid tires and tubes .....................      4,582,010      5,075,566

    Other prepaid expenses ......................      6,811,936      1,635,077

    Deferred income taxes .......................     28,614,000     29,177,000
                                                    ------------   ------------
             Total current assets ...............    450,618,980    410,675,313
                                                    ------------   ------------

PROPERTY AND EQUIPMENT

    Land and land improvements ..................     10,017,251     12,016,344

    Buildings ...................................     18,938,832     18,849,412

    Furniture and fixtures ......................      1,113,565      1,113,565

    Shop and service equipment ..................      2,817,027      2,838,934

    Revenue equipment ...........................    311,846,053    309,505,597
                                                    ------------   ------------
                                                     344,732,728    344,323,852

    Less accumulated depreciation ...............    104,987,360     96,293,111
                                                    ------------   ------------
    Property and equipment, net .................    239,745,368    248,030,741
                                                    ------------   ------------

GOODWILL ........................................      4,814,597      4,814,597

OTHER ASSETS ....................................      5,528,998      5,549,061
                                                    ------------   ------------
                                                    $700,707,943   $669,069,712
                                                    ============   ============














The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 March 31,     December 31,
                                                   2007            2006
                                              -------------   -------------
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued liabilities   $ 15,887,364   $ 15,075,647

    Compensation and benefits ..............     14,128,288     15,028,378

    Income taxes payable ...................      8,836,953     21,418,610

    Insurance accruals .....................     57,107,383     56,651,853

    Other accruals .........................      8,076,648      8,248,415
                                               ------------   ------------
       Total current liabilities ...........    104,036,636    116,422,903
                                               ------------   ------------
LONG-TERM LIABILITIES

    Income taxes payable ...................     35,913,580           --

    Deferred income taxes ..................     49,881,000     57,623,000
                                               ------------   ------------
       Total long-term liabilities .........     85,794,580     57,623,000
                                               ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred, $.01 par value; authorized
       5,000,000 share; none issued ........           --             --

    Common, $.01 par value; authorized
       395,000,000 shares; issued and
       outstanding: 98,251,889 shares ......        982,519        982,519

    Additional paid-in capital .............        438,701        376,029

    Retained earnings ......................    509,455,507    493,665,261
                                               ------------   ------------
                                                510,876,727    495,023,809
                                               ------------   ------------
                                               $700,707,943   $669,069,712
                                               ============   ============















The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                     2007             2006
                                                -------------    -------------

OPERATING REVENUE ...........................   $ 143,429,027    $ 134,999,299
                                                -------------    -------------
OPERATING EXPENSES:

   Salaries, wages, and benefits ............   $  48,013,729    $  46,370,582

   Rent and purchased transportation ........       5,221,764        6,199,672

   Fuel .....................................      36,813,297       32,961,018

   Operations and maintenance ...............       3,204,050        2,946,733

   Operating taxes and licenses .............       2,280,358        2,067,167

   Insurance and claims .....................       5,589,831        4,086,849

   Communications and utilities .............         855,918          952,339

   Depreciation .............................      11,703,756       10,177,659

   Other operating expenses .................       4,125,123        4,197,629

   Gain on disposal of property and equipment      (5,666,241)      (3,059,237)
                                                -------------    -------------
                                                  112,141,585      106,900,411
                                                -------------    -------------
             Operating income ...............      31,287,442       28,098,888

   Interest income ..........................       3,316,063        2,505,947
                                                -------------    -------------
      Income before income taxes ............      34,603,505       30,604,835

   Income taxes .............................      12,050,204       10,864,684
                                                -------------    -------------
      Net income ............................   $  22,553,301    $  19,740,151
                                                =============    =============
       Earnings per share ...................   $        0.23    $        0.20
                                                =============    =============
   Weighted average shares outstanding ......      98,251,889       98,428,589
                                                =============    =============
  Dividends declared per share ..............   $       0.020    $       0.015
                                                =============    =============








The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                               Capital   Additional
                                Stock,    Paid-In       Retained
                               Common     Capital       Earnings       Total
                             ---------   ---------   ------------  ------------
Balance, December 31, 2006   $     982,519   $     376,029   $ 493,665,261    $ 495,023,809

Adoption of FIN 48 .......            --              --        (4,798,017)      (4,798,017)

Net income ...............            --              --        22,553,301       22,553,301

Dividends on common stock,
  $0.02 per share ........            --              --        (1,965,038)      (1,965,038)

Amortization of unearned
  compensation ...........            --            62,672            --             62,672
                             -------------   -------------   -------------    -------------
Balance, March 31, 2007 ..   $     982,519   $     438,701   $ 509,455,507    $ 510,876,727
                             =============   =============   =============    =============




























The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                               March 31,

                                                          2007          2006
                                                       -----------  -----------
OPERATING ACTIVITIES
   Net income .......................................  $22,553,301  $19,740,151
   Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation and amortization .................   11,708,756   10,182,660
      Deferred income taxes .........................    1,634,000     (658,000)
      Amortization of unearned compensation .........       62,672       94,228
      Gain on disposal of property and equipment ....   (5,666,241)  (3,059,237)
      Changes in certain working capital items:
         Trade receivables ..........................   (2,004,941)   1,520,160
         Prepaid expenses ...........................   (4,604,990)  (2,341,839)
         Accounts payable, accrued
            liabilities and other accruals......           783,213    3,187,857
         Accrued income taxes .......................    9,720,906   11,014,826
                                                       -----------  -----------
      Net cash provided by operating activities .....   34,186,676   39,680,806
                                                       -----------  -----------
INVESTING ACTIVITIES
      Proceeds from sale of property
         and equipment ..............................    8,402,691      465,875
      Purchases of property and equipment,
         net of trades ..............................   (6,821,652)  (4,587,572)
      Net purchases of municipal bonds ..............  (30,860,266) (33,525,943)
      Change in other assets ........................       15,062       17,629
                                                       -----------  -----------
      Net cash used in investing activities .........  (29,264,165) (37,630,011)
                                                       -----------  -----------
FINANCING ACTIVITIES, cash dividend .................   (1,964,354)  (1,475,401)
                                                       -----------  -----------
      Net increase in cash and cash equivalents .....    2,958,157      575,394

CASH AND CASH EQUIVALENTS
      Beginning of period ...........................    8,458,882    5,366,929
                                                       -----------  -----------
      End of period .................................  $11,417,039  $ 5,942,323
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes .................................   $   695,298  $   507,858
   Non-cash investing activities:
      Fair value of revenue equipment traded .......   $        --  $ 6,316,600
      Purchased revenue equipment in accounts payable  $ 1,882,000  $ 2,709,875









The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

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

Note 4. Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.5 million at March 31, 2007 and December 31, 2006 are included in other assets. The restricted funds represent those required for self-insurance purposes and designated funds represent those earmarked for a specific purpose not for general business use.

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

     Effective July 1, 2005, gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards ("SFAS") No. 153, "Accounting for Non-monetary
Transactions". Prior to July 1, 2005, gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating income for the three months ended March 31, 2007 was not effected by gains related to the trade of revenue equipment. First quarter 2006 was favorably impacted by $2.7 million from gains on the trade-in of revenue equipment, net of the associated increase in depreciation expense as a result of the higher depreciable basis of traded revenue equipment acquired since July 1, 2005.

Note 7. Earnings Per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each period. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 8. Share Based Compensation

     On March 7, 2002, the principal shareholder transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares generally vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. Compensation expense of $62,672 for the three month period ended March 31, 2007 and $94,228 for the same period of 2006 is recorded in salaries, wages, and benefits on the consolidated statement of income. As of March 31, 2007, all unearned compensation cost related to the restricted stock granted was fully amortized. All unvested shares are included in the Company's 98.3 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented in the table below:

                                                               Grant-date
                                                     Shares    Fair Value
                                                     ------    ----------
Non-vested stock outstanding at January 1, 2007      34,200     $ 11.00
Granted                                                   -           -
Vested                                              (32,900)      11.00
Forfeited                                                 -           -
                                                     ------    ----------
Non-vested stock outstanding at March 31, 2007        1,300     $ 11.00
                                                     ======    ==========

     The fair value of the shares vested was $526,715 and $560,289 for the three months ended March 31, 2007 and 2006, respectively.

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

Note 9. Income Taxes

     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN48). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $35.6 million as of January 1, 2007, the date of adoption. At March 31, 2007, the Company had a total of $35.9 million in gross unrecognized tax benefits. Of this amount, $26.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing position for the Company's corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next twelve months. The Company cannot reasonably estimate when the unrecognized tax benefits will be realized. The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.4 million as of January 1, 2007, the date of adoption. Interest and penalties related to income taxes are classified as income tax expense in our financial statements.

     The federal statute of limitations remains open for the years 2004 and forward. Tax years 1996 and forward are subject to audit by state tax authorities depending on the tax code of each state.

Note 10.   Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     The Company had commitments at March 31, 2007 to acquire new revenue equipment for approximately $34.8 million in 2007. These commitments are expected to be financed from existing cash and short-term investment balances and cash flows from operations and trade-in of existing equipment.

     The Company announced on March 9, 2007 that our Board of Directors declared a regular quarterly dividend of $.02 per common share, payable on April 2, 2007, to stockholders of record on March 22, 2007.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of real estate and from existing cash and short-term investment balances and cash flows from operations. Total expenditures for the new building are expected to range from between $12.0 million to $15.0 million. Construction is expected to be completed in the second quarter of 2007. No depreciation expense has been recognized to date.

Note 11. Related Party Transactions

     The Company previously leased two office buildings and a storage building from its CEO under a lease that provided for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. In the opinion of management, the rates paid were comparable to those that could be negotiated with a third party. The buildings were sold in February 2007 to an unrelated third party and the related party lease was canceled. Rent is being paid to the unrelated third party and will continue until the new corporate headquarters is occupied.

     Rent expense paid to the Company's CEO totaled $35,509 during the three months ended March 31, 2007 and $82,854 for the 2006 period. As discussed above, the Company is currently constructing a new corporate headquarters which is expected to be ready for occupancy in 2007. The current lease will be canceled upon the occupancy of the new corporate headquarters and shop facility.

Note 12. Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of March 31, 2007, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159. "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by Instrument, 2) is irrevocable (unless a new election date occurs), and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of March 31, 2007, management believes that SFAS No. 159 will have no effect on the financial position, results of operations, and cash flows of the Company.

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

Overview

     Heartland Express, Inc. is a short-to medium-haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 63.1% of the first quarter 2007 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At March 31, 2007, the Company's tractor fleet had an average age of 1.5 years while the trailer fleet had an average age of 3.3 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the first quarter of 2007 with operating revenues of $143.4 million, including fuel surcharges, net income of $22.6 million, and earnings per share of $0.23 on average outstanding shares of 98.3 million. The Company posted a 78.2% operating ratio (operating expenses as a percentage of operating revenues) and a 15.7% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $365.1 million and a debt-free balance sheet. The Company had total assets of $700.7 million at March 31, 2007. The Company achieved a return on assets of 13.7% and a return on equity of 18.7% for the twelve months ended March 31, 2007, both improvements over the twelve months ended March 31, 2006 which were 13.2% and 17.9%, respectively. The Company's cash flow from operations for the first three months of $34.2 million represented a 13.8% decrease from the same period of 2006. The Company's cash flow from operations was 23.8% of operating revenues for the quarter ended March 31, 2007.

     The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has increased driver pay in the past three consecutive years, 2004 through 2006. Effective October 2, 2004, the Company began paying all drivers an incremental amount for miles driven in the upper Northeastern United States. The Company does not plan a driver pay increase for 2007.

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fifteen times in the past twenty years and for the past five consecutive years. The Company has paid cash dividends over the past fourteen consecutive quarters. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                        Three Months Ended
                                                            March 31,
                                                        2007         2006
                                                    ------------  ------------
Operating revenue                                      100.0%       100.0%
                                                    -----------   ------------
Operating expenses:
   Salaries, wages, and benefits                        33.5%        34.4%
   Rent and purchased transportation                     3.6          4.6
   Fuel                                                 25.7         24.5
   Operations and maintenance                            2.2          2.2
   Operating taxes and licenses                          1.6          1.5
   Insurance and claims                                  3.9          3.0
   Communications and utilities                          0.6          0.7
      Depreciation                                       8.2          7.5
      Other operating expenses                           2.9          3.1
      Gain on disposal of property and equipment        (4.0)        (2.3)
                                                    -----------   ------------
      Total operating expenses                          78.2%        79.2%
                                                    -----------   ------------
                          Operating income              21.8%        20.8%
Interest income                                          2.3          1.9
                                                    -----------   ------------
              Income before income taxes                24.1%        22.7%
Federal and state income taxes                           8.4          8.1
                                                    -----------   ------------
              Net income                                15.7%        14.6%
                                                    ===========   ============

     The following is a discussion of the results of operations of the three month period ended March 31, 2007 compared with the same period in 2006.

Three Months Ended March 2007 and 2006

     Operating revenue increased $8.4 million (6.2%), to $143.4 million in the first quarter of 2007 from $135.0 million in the first quarter of 2006. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $.7 million, (4.2%) to $18.1 million in the first quarter of 2007 from $17.4 million in the first quarter of 2006.

     Salaries, wages, and benefits increased $1.6 million (3.5%), to $48.0 million in the first quarter of 2007 from $46.4 million in the first quarter of 2006. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. These increases to driver compensation resulted in a cost increase of approximately $0.9 million in the first quarter of 2007. During the first quarter of 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 93% and 7%, respectively, in the first quarter of 2006. Workers' compensation expense decreased $0.4 million (33.4%) to $0.8 million in the quarter ended March 31, 2007 from $1.2 million in for the same period in 2006 due to a decrease in frequency and severity of claims.

Health insurance expense decreased $0.8 million (33.2%) to $1.5 million in the first quarter of 2007 from $2.3 million in first quarter of 2006 due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $1.0 million (15.8%), to $5.2 million in the first quarter of 2007 from $6.2 million in the first quarter of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006.

     Fuel increased $3.8 million (11.7%), to $36.8 million for the three months ended March 31, 2007 from $33.0 million for the same period of 2006. The increase is the result of increased fuel prices, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA-mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 5.3% in first quarter of 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 10.7% in the first quarter of 2007 compared to 2006. The Company's first quarter fuel cost per gallon increased slightly by 0.9% in 2007 compared to 2006.

     Operations and maintenance increased $0.3 million (8.7%), to $3.2 million in the first quarter of 2007 from $2.9 million in the first quarter of 2006 due to an increase in preventative maintenance and parts replacement.

     Insurance and claims increased $1.5 million (36.8%), to $5.6 million in the first quarter of 2007 from $4.1 million in the first quarter of 2006 due to an increase in the frequency and severity of claims.

     Depreciation increased $1.5 million (15.0%), to $11.7 million during the first quarter of 2007 from $10.2 million in the first quarter of 2006. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, and the continued impact of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of March 31, 2007, 100.0% of the Company's tractor fleet had the EPA clean air engine compared to 71.3% at March 31, 2006. For the quarter ended March 31, 2007, depreciation expense increased $0.8 million due to a higher depreciable basis of revenue equipment acquired through trade-ins as a result of SFAS No. 153. For the same period of 2006, the additional depreciation attributable to SFAS No. 153 was $0.4 million. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the continued impact of SFAS No. 153.

     Other operating expenses decreased $0.1 million (1.7%), to $4.1 million in the first quarter of 2007 from $4.2 million in the first quarter of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment increased $2.6 million (85.2%), to $5.7 million during the first quarter of 2007 from $3.1 million in the first quarter of 2006. The first quarter 2007 gain is primarily attributable to the sale of an idle facility in Columbus, Ohio and the sale of the current corporate headquarters facility in Coralville, Iowa. The proceeds received from these sales will be used in the financing the new corporate headquarters. In the first quarter 2006, $3.0 million of gains on trade-ins of revenue equipment were recognized under SFAS No. 153.

     Interest income increased $.8 million (32.3%), to $3.3 million in the first quarter of 2007 from $2.5 million in the same period of 2006. The increase is the result of higher average balances of cash, cash equivalents, and short-term investments and higher yields than the same period in 2006.

     The Company's effective tax rate was 34.8% and 35.5%, respectively, in the first quarter of 2007 and 2006.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 78.2% during the first quarter of 2007 compared with 79.2% during the first quarter of 2006. Net income increased $2.8 million (14.3%), to $22.6 million during the first quarter of 2007 from $19.7 million during the first quarter of 2006.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the three months ended March 31, 2007, was net cash provided by operating activities of $34.2 million compared to $39.7 million in the corresponding 2006 period primarily attributable to changes in working capital.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $6.8 million for the first three months of 2007 compared to $4.6 million for the same period in 2006. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $39.5 million in 2007. In addition, the Company began construction of a new facility in Phoenix, Arizona in 2006. This facility is expected to be completed in the second quarter of 2007 with additional capital expenditures of approximately $0.7 million. These projected capital expenditures will be funded by cash flows from operations. Total expenditures for the new corporate headquarters and shop facility in North Liberty, Iowa are expected to be approximately $12.0 million to $15.0 million. Construction is expected to be completed in the second quarter of 2007.

     The Company paid cash dividends of $2.0 million and $1.5 million during the first three months of 2007 and 2006, respectively. The Company began paying cash dividends in the third quarter of 2003 and has paid a quarterly dividend for fourteen consecutive quarters. The Company declared a $2.0 million cash dividend in March 2007, payable on April 2, 2007.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $365.1 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

         The Company's liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

     You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2006, under the caption "Risk Factors" for specific details on the following factors that are not within the control of the Company and could affect our financial results.
          o Our business is subject to general economic and business factors that are largely out of our control.
          o    Our growth may not continue at historic rates.
          o Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flow.
          o If fuel prices increase significantly, our results of operations could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases only high quality, liquid investments. Primarily all investments as of March 31, 2007 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

         The Company had no debt outstanding as of March 31, 2007 and therefore, had no market risk related to debt.

     As of March 31, 2007, the Company did not have any long-term fuel purchase contracts, and had not entered into any other hedging arrangements that protect against fuel price increases. Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge.

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

          (b)  Reports on Form 8-K
               1. Report on Form 8-K, dated January 25, 2007, announcing the Company's financial results for the quarter ended December 31, 2006.
               2. Report on Form 8-K, dated March 9, 2007, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEARTLAND EXPRESS, INC.

Date: May 9, 2007                              BY: /S/ John P Cosaert
                                                   ------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance,
                                               Chief Financial Officer and
                                               Treasurer
                                               (principal accounting and
                                                  financial officer)

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


Date:  May 9, 2007                          By:/s/ Russell A. Gerdin
                                               ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer

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


Date:  May 9, 2007                        By: /s/ John P. Cosaert
                                              --------------------
                                           John P. Cosaert
                                           Executive Vice President-Finance
                                           Chief Financial Officer and
                                           Treasurer
                                          (principal accounting and
                                           financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   May 9, 2007                      By: /s/ Russell A. Gerdin
                                               ---------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 9, 2007                         By: /s/ John P. Cosaert
                                              ---------------------
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer