Form 10-Q
period 2007-06-30
HEARTLAND EXPRESS INC
filed 2007-08-06
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2007                   Commission File No.   0-15087



                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                           93-0926999
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


901 North Kansas Avenue, North Liberty, Iowa                  52317
--------------------------------------------                  -----
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code   (319) 626-3600
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

At June 30, 2007, there were 98,251,889 shares of the Company's $0.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
            June 30, 2007 and December 31, 2006                        1-2
         Consolidated Statements of Income
            for the Three and Six Months Ended
            June 30, 2007 and 2006                                      3
         Consolidated Statements of Stockholders' Equity
            for the Six Months Ended June 30, 2007                      4
         Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2007 and 2006             5
         Notes to Consolidated Financial Statements                    6-9

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 9-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15-16

Item 4.  Controls and Procedures                                        16

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of
            Security Holders                                            17

Item 5.  Other Information                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                 June 30,     December 31,
                                                         2007           2006
                                                     ------------   ------------
                                                      (Unaudited)

CURRENT ASSETS

        Cash and cash equivalents ................   $ 10,579,024   $  8,458,882

        Short-term investments ...................    162,240,604    322,829,306

        Trade receivables,  net of allowance
            for doubtful accounts of $775,000 ....     48,741,950     43,499,482

        Prepaid tires and tubes ..................      5,050,605      5,075,566

        Other prepaid expenses ...................      4,804,333      1,635,077

        Deferred income taxes ....................     29,712,000     29,177,000
                                                     ------------   ------------
                         Total current assets ....    261,128,516    410,675,313
                                                     ------------   ------------

PROPERTY AND EQUIPMENT

         Land and land improvements ..............     11,765,172     12,016,344

         Buildings ...............................     16,434,010     18,849,412

         Furniture and fixtures ..................      1,633,170      1,113,565

         Shop and service equipment ..............      3,536,732      2,838,934

         Revenue equipment .......................    318,302,924    309,505,597
                                                     ------------   ------------
                                                      351,672,008    344,323,852

         Less accumulated depreciation ...........    109,607,867     96,293,111
                                                     ------------   ------------
         Property and equipment, net .............    242,064,141    248,030,741
                                                     ------------   ------------
GOODWILL .........................................      4,814,597      4,814,597

OTHER ASSETS .....................................      5,740,817      5,549,061
                                                     ------------   ------------
                                                     $513,748,071   $669,069,712
                                                     ============   ============

















The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2007             2006
                                                    -----------    -------------
                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable and accrued liabilities   $ 12,188,502   $ 15,075,647

         Compensation and benefits ..............     14,655,039     15,028,378

         Income taxes payable ...................        470,127     21,418,610

         Insurance accruals .....................     58,986,754     56,651,853

         Other accruals .........................      8,269,890      8,248,415
                                                    ------------   -------------
         Total current liabilities ..............     94,570,312    116,422,903

LONG-TERM LIABILITIES

         Income taxes payable ...................     35,537,701           --

         Deferred income taxes ..................     51,391,000     57,623,000
                                                    ------------   -------------
         Total long-term liabilities ............     86,928,701     57,623,000
                                                    ------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

         Preferred, $0.01 par value; authorized
            5,000,000 share; none issued ........           --             --

         Common, $0.01 par value; authorized
            395,000,000 shares; issued and
            outstanding: 98,251,889 shares ......        982,519        982,519

         Additional paid-in capital .............        438,701        376,029

         Retained earnings ......................    330,827,838    493,665,261
                                                    ------------   -------------
                                                     332,249,058    495,023,809
                                                    ------------   -------------
                                                    $513,748,071   $669,069,712
                                                    ============   =============








The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three months ended                Six months ended
                                                                        June 30,                          June 30,

                                                                  2007            2006             2007              2006

Operating revenue .......................................   $ 149,103,425    $ 143,058,628    $ 292,532,451    $ 278,057,927
                                                            -------------    -------------    -------------    -------------
Operating expenses:

   Salaries, wages, and benefits ........................   $  50,950,587    $  46,040,770    $  98,964,316    $  92,411,352

   Rent and purchased transportation ....................       5,643,406        6,772,305       10,865,171       12,971,977

   Fuel .................................................      39,696,911       37,789,391       76,510,208       70,750,409

   Operations and maintenance ...........................       3,499,310        3,358,967        6,703,360        6,305,700

   Operating taxes and licenses .........................       2,338,260        2,203,726        4,618,618        4,270,893

   Insurance and claims .................................       5,687,899        4,835,933       11,277,730        8,922,782

   Communications and utilities .........................       1,013,024          943,092        1,868,942        1,895,431

   Depreciation .........................................      11,876,953       11,181,612       23,580,708       21,359,271

   Other operating expenses .............................       4,439,034        4,158,378        8,564,157        8,356,007

   Gain on disposal of property and equipment............      (4,111,910)      (9,724,303)      (9,778,152)     (12,783,540)
                                                            -------------    -------------    -------------    -------------
                                                              121,033,474      107,559,871      233,175,058      214,460,282
                                                            -------------    -------------    -------------    -------------
            Operating income ............................      28,069,951       35,498,757       59,357,393       63,597,645

   Interest income ......................................       2,905,704        2,906,972        6,221,768        5,412,919
                                                            -------------    -------------    -------------    -------------
      Income before income taxes ........................      30,975,655       38,405,729       65,579,161       69,010,564

   Income taxes .........................................      11,134,509       13,634,068       23,184,714       24,498,752
                                                            -------------    -------------    -------------    -------------
      Net income ........................................   $  19,841,146    $  24,771,661    $  42,394,447    $  44,511,812
                                                            =============    =============    =============    =============
       Earnings per share ...............................   $        0.20    $        0.25    $        0.43    $        0.45
                                                            =============    =============    =============    =============
   Weighted average shares outstanding ..................      98,251,889       98,428,589       98,251,889       98,428,589
                                                            =============    =============    =============    =============
  Dividends declared per share ..........................   $       2.020    $       0.020    $       2.040    $       0.035
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                               Capital          Additional
                                                Stock,           Paid-In          Retained
                                                Common           Capital          Earnings           Total
                                             -------------    -------------    -------------    -------------
Balance, December 31, 2006 ...............   $     982,519    $     376,029    $ 493,665,261    $ 495,023,809

Adoption of FIN 48 .......................            --               --         (4,798,017)      (4,798,017)

Net income ...............................            --               --         42,394,447       42,394,447

Dividends on common stock, $2.04 per share            --               --       (200,433,853)    (200,433,853)

Amortization of unearned compensation ....            --             62,672             --             62,672
                                             -------------    -------------    -------------    -------------
Balance, June 30, 2007 ...................   $     982,519    $     438,701    $ 330,827,838    $ 332,249,058
                                             =============    =============    =============    =============


































The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                         2007          2006
                                                    ------------   -------------
OPERATING ACTIVITIES

  Net income ....................................   $ 42,394,447   $ 44,511,812
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization .............     23,589,024     21,369,273
      Deferred income taxes .....................      2,046,000      2,504,000
      Amortization of  unearned compensation ....         62,672        188,454
      Gain on disposal of property and equipment.     (9,778,152)   (12,783,540)
      Changes in certain working capital items:
         Trade receivables ......................     (5,242,468)    (1,169,456)
         Prepaid expenses .......................     (3,233,982)    (3,649,696)
         Accounts payable, accrued liabilities,
           and accrued expenses..................      3,638,071      3,862,295
         Accrued income taxes ...................        978,201      1,087,217
                                                    ------------   ------------
      Net cash provided by operating activities .     54,453,813     55,920,359
                                                    ------------   ------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment ..     11,613,694      1,398,531
  Purchases of property and equipment,
    net of trades ...............................    (21,939,625)   (20,774,103)
  Net sale (purchases) of municipal bonds .......    160,588,702    (34,238,630)
  Change in other assets ........................       (200,070)        52,983
                                                    ------------   -------------
  Net cash provided by (used in) investing
    activities ..................................    150,062,701    (53,561,219)
                                                    ------------   -------------
FINANCING ACTIVITIES
  Cash dividends ................................   (202,396,372)    (2,952,769)
                                                    ------------   -------------
     Net cash used in financing activities ......   (202,396,372)    (2,952,769)
                                                    ------------   -------------

  Net increase (decrease) in cash and
     cash equivalents ...........................      2,120,142       (593,629)

CASH AND CASH EQUIVALENTS

      Beginning of period .......................      8,458,882      5,366,929
                                                   -------------   -------------
      End of period .............................  $  10,579,024   $  4,773,300
                                                   =============   =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the period for:
  Income taxes, net .............................  $  20,160,513   $ 20,907,535
  Non-cash investing activities:
     Fair value of revenue equipment traded .....  $   6,429,000   $ 28,783,500
     Purchased revenue equipment
        in accounts payable .....................  $        --     $  5,245,447

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

Note 2.  Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4.  Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.7 million at June 30, 2007 and $5.5 million at December 31, 2006 are included in other assets. The restricted funds represent those required for self-insurance purposes and designated funds represent those earmarked for a specific purpose not for general business use.

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

Note 6.  Property, Equipment, and Depreciation

     Property and equipment are stated at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.

Note 7.  Earnings Per Share

     Earnings per share are based upon the weighted average common shares outstanding during each period. Heartland Express has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 8. Dividends

     The Company announced on May 14, 2007 that our Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $2.0 million, paid May 30, 2007, to stockholders of record on May 24, 2007. In addition to the quarterly dividend announcement of May 14, 2007, the Company announced a one-time special dividend of $2.00 per common share, approximately $196.5 million, paid May 30, 2007 to stockholders of record on May 24, 2007. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9.  Share Based Compensation

     On March 7, 2002, the principal shareholder transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares generally vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. All unearned compensation cost related to the restricted stock granted became fully amortized in the first quarter of 2007. For the three months ended June 30, 2006, compensation expense of $94,228 was recorded in salaries, wages and benefits on the consolidated statement of income. Compensation expense of $62,672 for the six month period ended June 30, 2007 and $188,454 for the same period of 2006 is recorded in salaries, wages, and benefits on the consolidated statement of income. All unvested shares are included in the Company's 98.3 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented in the table below:

                                                                  Grant-date
                                                     Shares       Fair Value
                                                   ----------    -------------
Non-vested stock outstanding at January 1, 2007       34,200         $ 11.00
Granted                                                    -               -
Vested                                               (33,100)          11.00
Forfeited                                                  -               -
                                                   ----------    -------------
Non-vested stock outstanding at June 30, 2007          1,100         $ 11.00
                                                   ==========    =============

     The fair value of the shares vested was $529,911 and $563,607 for the six months ended June 30, 2007 and 2006, respectively.

Note 10. Income Taxes

     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (FIN48). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption. At June 30, 2007, the Company had a total of $24.9 million in gross unrecognized tax benefits. Of this amount, $16.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing position for the Company's corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next twelve months. The Company cannot reasonably estimate when the unrecognized tax benefits will be realized. The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.4 million as of January 1, 2007, the date of adoption. Interest and penalties related to income taxes are classified as income tax expense in our financial statements.

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

     The Company had commitments at June 30, 2007 to acquire new revenue equipment for approximately $14.8 million, net of trade-ins, for the remainder of 2007. These commitments are expected to be financed from existing cash and short-term investment balances and cash flows from operations and trade-in of existing equipment.

     The Company announced on September 22, 2005 the planned construction of a new corporate headquarters and an adjacent shop facility. These new facilities will be funded with the proceeds from the sale of real estate and from existing cash and short-term investment balances and cash flows from operations. Total expenditures for the new building are expected to be $16.7 million, including the cost of land. Of the $16.7 million, $15.4 will be capitalized in 2007. The building will be acquired in the third quarter of 2007. No depreciation expense has been recognized to date.

Note 12. Related Party Transactions

     The Company previously leased two office buildings and a storage building from its Chief Executive Officer (CEO) under a lease that provided for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. In the opinion of management, the rates paid were comparable to those that could be negotiated with a third party. The buildings were sold in February 2007 to an unrelated third party and the related party lease was canceled. Rent is being paid to the unrelated third party and will continue until the new corporate headquarters is occupied.

     Rent expense paid to the Company's CEO totaled $82,854 for the three months ended June 30, 2006. Rent expense paid to the Company's CEO totaled $35,509 and $165,708 for the six months ended June 30, 2007 and 2006, respectively.

Note 13. Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of June 30, 2007, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159. "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by Instrument, 2) is irrevocable (unless a new election date occurs), and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of June 30, 2007, management believes that SFAS No. 159 will have no effect on the financial position, results of operations, and cash flows of the Company.

Note 14. Subsequent Event

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 6.3 million shares of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and short-term investments. In July 2007, the Company purchased 172,200 shares for $2.5 million at approximately $14.49 per share. The authorization to repurchase remains open and has no expiration date.

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


Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 64.1% of the second quarter 2007 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At June 30, 2007, the Company's tractor fleet had an average age of 1.6 years while the trailer fleet had an average age of 3.4 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the second quarter of 2007 with operating revenues of $149.1 million, including fuel surcharges, net income of $19.8 million, and earnings per share of $0.20 on average outstanding shares of 98.3 million. The Company posted an 81.2% operating ratio (operating expenses as a percentage of operating revenues) and a 13.3% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $172.8 million and a debt-free balance sheet. The Company had total assets of $513.7 million at June 30, 2007. The Company achieved a return on assets of 14.9% and a return on equity of 21.1% for the twelve months ended June 30, 2007, both improvements over the twelve months ended June 30, 2006 which were 14.4% and 19.2%, respectively. The Company's cash flow from operations for the first six months of $54.5 million represented a 2.6% decrease from the same period of 2006. The Company's cash flow from operations was 18.6% of operating revenues for the six months ended June 30, 2007 compared to 20.1% for the 2006 period.

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

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" fifteen times in the past twenty years and for the past five consecutive years. The Company has paid cash dividends over the past sixteen consecutive quarters including a special dividend of $196.5 million in May, 2007. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                 Three Months     Six Months
                                                     Ended          Ended
                                                   June 30,        June 30,
                                                 2007    2006    2007    2006
                                                ------  ------  ------  ------
Operating revenue                               100.0%  100.0%  100.0%  100.0%
                                                ------  ------  ------  ------
Operating expenses:
  Salaries, wages, and benefits                  34.2%   32.2%   33.8%   33.2%
  Rent and purchased transportation               3.8     4.7     3.7     4.7
  Fuel                                           26.6    26.4    26.2    25.4
  Operations and maintenance                      2.3     2.4     2.3     2.3
  Operating taxes and licenses                    1.6     1.5     1.6     1.5
  Insurance and claims                            3.8     3.4     3.9     3.2
  Communications and utilities                    0.7     0.7     0.6     0.7
  Depreciation                                    8.0     7.8     8.1     7.7
  Other operating expenses                        3.0     2.9     2.9     3.0
  Gain on disposal of property and equipment     (2.8)   (6.8)   (3.3)   (4.6)
                                                ------  ------  ------  ------
  Total operating expenses                       81.2%   75.2%   79.8%   77.1%
                                                ------  ------  ------  ------
                 Operating income                18.8%   24.8%   20.2%   22.9%
Interest income                                   1.9     2.0     2.1     1.9
                                                ------  ------  ------  ------
       Income before income taxes                20.7%   26.8%   22.3%   24.8%
Federal and state income taxes                    7.4     9.5     7.8     8.8
                                                ------  ------  ------  ------
       Net income                                13.3%   17.3%   14.5%   16.0%
                                                ======  ======  ======  ======

     The following is a discussion of the results of operations of the three and six month period ended June 30, 2007 compared with the same period in 2006.

Three Months Ended June 2007 and 2006

     Operating revenue increased $6.0 million (4.2%), to $149.1 million in the second quarter of 2007 from $143.1 million in the second quarter of 2006. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue decreased $.3 million, (1.3%) to $21.1 million in the second quarter of 2007 from $21.4 million in the second quarter of 2006.

     Salaries, wages, and benefits increased $4.9 million (10.7%), to $50.9 million in the second quarter of 2007 from $46.0 million in the second quarter of 2006. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. These increases to driver compensation resulted in a cost increase of approximately $0.7 million in the second quarter of 2007. During the second quarter of 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 93% and 7%, respectively, in the second quarter of 2006. Workers' compensation expense increased $1.3 million (117.4%) to $2.4 million in the quarter ended June 30, 2007 from $1.1 million in for the same period in 2006 due to an increase in frequency and severity of claims. Health insurance expense increased $0.6 million (28.8%) to $2.5 million in the second quarter of 2007 from $1.9 million in second quarter of 2006 due to an increase in frequency and severity of claims.

     Rent and purchased transportation decreased $1.2 million (16.7%), to $5.6 million in the second quarter of 2007 from $6.8 million in the second quarter of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006.

     Fuel increased $1.9 million (5.0%), to $39.7 million for the three months ended June 30, 2007 from $37.8 million for the same period of 2006. The increase is the result of an increased reliance on company-owned tractors and a decrease in fuel economy associated with the EPA mandated clean air engines. The Company's fuel cost per company-owned tractor mile decreased 0.4% in second quarter of 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 4.5% in the second quarter of 2007 compared to 2006. The Company's second quarter fuel cost per gallon decreased by 2.7% in 2007 compared to 2006.

     Operations and maintenance increased $0.1 million (4.2%), to $3.5 million in the second quarter of 2007 from $3.4 million in the second quarter of 2006 due to an increase in preventative maintenance and parts replacement.

     Insurance and claims increased $0.9 million (17.6%), to $5.7 million in the second quarter of 2007 from $4.8 million in the second quarter of 2006 due to an increase in the frequency of larger claims and development increases on existing liability claims.

     Depreciation increased $0.7 million (6.2%), to $11.9 million during the second quarter of 2007 from $11.2 million in the second quarter of 2006. This increase is attributable to the growth of our company-owned tractor and trailer fleet, and an increased cost of new tractors and trailers relative to the costs of those units being replaced. Our tractor and trailer fleet have grown approximately 18.0% and 5.0%, respectively, in comparison to the same period in 2006. The cost of new tractors is approximately 15.0% higher than replaced units while the cost of new trailers is approximately 10.0% more than units purchased in 2006.

     Other operating expenses increased $0.2 million (6.7%), to $4.4 million in the second quarter of 2007 from $4.2 million in the second quarter of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $5.6 million (57.7%), to $4.1 million during the second quarter of 2007 from $9.7 million in the second quarter of 2006. The decline is attributable to a substantial decrease in the number of tractors and trailers traded during the 2007 period. A tractor fleet upgrade was completed in December 2006. In the second quarter 2007, $1.9 million of gains on trade-ins of revenue equipment were recognized while for the same period of 2006 these gains totaled $9.4 million. In the second quarter of 2007, the Company sold real estate in Dubois, Pennsylvania property that was being leased to an unrelated third party and recorded a gain of approximately $1.9 million. The proceeds received from the sale will be used in the financing the new corporate headquarters.

     Interest income decreased slightly in the second quarter of 2007 compared to the 2006 period because of the decrease in cash, cash equivalents, and investments associated with the payment of the special dividend.

     The Company's effective tax rate was 35.9% and 35.5%, respectively, in the second quarter of 2007 and 2006.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.2% during the second quarter of 2007 compared with 75.2% during the second quarter of 2006. Net income decreased $5.0 million (19.9%), to $19.8 million during the second quarter of 2007 from $24.8 million during the second quarter of 2006.

Six Months Ended June 2007 and 2006

     Operating revenue increased $14.4 million (5.2%), to $292.5 million in the six months ending June 30, 2007 from $278.1 million in the 2006 period. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $0.5 million, (1.2%) to $39.2 million in the six months ended June 30, 2007 from $38.7 million in the compared 2006 period.

     Salaries, wages, and benefits increased $6.6 million (7.1%), to $99.0 million in the six months ended June 30, 2007 from $92.4 million in the 2006 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. These increases to driver compensation resulted in a cost increase of approximately $1.7 million in the six months ended June 30, 2007. During the first six months of 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 93% and 7%, respectively, in the first six months of 2006. Workers' compensation expense increased $0.9 million (39.8%) to $3.1 million in the six months ended June 30, 2007 from $2.2 million in for the same period in 2006 due to an increase in frequency and severity of claims. Health insurance expense decreased $0.2 million (4.7%) to $4.0 million in the six months ended June 30, 2007 from $4.2 million in the same period of 2006 due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $2.1 million (16.2%), to $10.9 million in the first six months of 2007 from $13.0 million in the compared period of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006.

         Fuel increased $5.7 million (8.1%), to $76.5 million for the first six months of 2007 from $70.8 million for the same period of 2006. The increase is the result of an increased reliance on company-owned tractors and a decrease in fuel economy associated with the EPA mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 2.2% in first six months of 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 7.5% in the first six months of 2007 compared to 2006. The Company's fuel cost per gallon decreased slightly by 1.1% in 2007 compared to 2006.

     Operations and maintenance increased $0.4 million (6.3%), to $6.7 million in the six months ended June 30, 2007 from $6.3 million for the compared 2006 period due to an increase in preventative maintenance and parts replacement.

     Insurance and claims increased $2.4 million (26.4%), to $11.3 million in the six months ended June 30, 2007 from $8.9 million in the same period of 2006 due to an increase in the frequency of larger claims and development increases on existing liability claims.

     Depreciation increased $2.2 million (10.4%), to $23.6 million during the first six months of 2007 from $21.4 million in the compared 2006 period. This increase is attributable to the growth of our company-owned tractor and trailer fleet, and an increased cost of new tractors and trailers relative to the costs of those units being replaced. Our tractor and trailer fleet have grown approximately 18.0% and 5.0% respectively in comparison to the same period in

2006. The cost of new tractor units are approximately 15.0% higher than replaced units while new trailers are approximately 10.0% more costly than units purchased in 2006.

     Other operating expenses increased $0.2 million (2.5%), to $8.6 million during the six months ended June 30, 2007 from $8.4 million in the same period of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $3.0 million (23.5%), to $9.8 million during the six months ended June 30, 2007 from $12.8 million in the same period of 2006. The decline is attributable to a substantial decrease in the number of tractors and trailers traded during the 2007 period. A tractor fleet upgrade was completed in December 2006. In the six months ended June 30, 2007, $2.0 million of gains on trade-ins of revenue equipment were recognized while for the same period of 2006 these gains totaled $12.4 million. During 2007 the Company sold real estate in Columbus, Ohio, Coralville, Iowa and Dubois, Pennsylvania recording total gains of approximately $6.8 million. The proceeds received from these sales will be used in the financing the new corporate headquarters.

         Interest income increased $0.8 million (14.9%), to $6.2 million in the six months ended June 30, 2007 from $5.4 million in the same period of 2006. The increase is due to higher average cash balances and better rates than prior year. Due to the special one-time dividend discussed in Note 8 above, the Company expects interest income to decline in comparison to prior year in future comparisons.

     The Company's effective tax rate was 35.4% and 35.5%, respectively, in the six months ended June 30, 2007 and 2006.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 79.8% during the first six months of 2007 compared with 77.1% during the first six months of 2006. Net income decreased $2.1 million (4.8%), to $42.4 million during the first six months of 2007 from $44.5 million during the compared 2006 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2007, was net cash provided by operating activities of $54.5 million compared to $55.9 million in the corresponding 2006 period primarily attributable to changes in working capital.

     Capital expenditures for property and equipment, primarily revenue equipment net of trade-ins, totaled $21.9 million for the first six months of 2007 compared to $20.8 million for the same period in 2006. The Company anticipates new tractor and trailer purchases, net of trades, totaling approximately $31.4 million for all of 2007. The Company completed the construction and began operations from the new Phoenix terminal in the second quarter of 2007. The total capitalized cost of the construction, including the cost of land, was $6.2 million of which $4.9 million was capitalized in 2007. These capital expenditures are currently funded by cash flows from operations. Total 2007 expenditures for the new corporate headquarters and shop facility in North Liberty, Iowa are expected to be $15.4 million. The building will be acquired in the third quarter of 2007.

     The Company paid regular cash dividends of $5.9 million and $3.0 million during the first six months of 2007 and 2006, respectively. In addition to the quarterly cash dividend, the Company paid a special dividend of $2.00 per share, $196.5 million, on May 30, 2007 to shareholders' of record at May 24, 2007. The special dividend was funded from the sale of short-term investments and from cash flow from operations. The Company began paying cash dividends in the third quarter of 2003 and has paid a quarterly dividend for sixteen consecutive quarters.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $172.8 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases only high quality, liquid investments. The large majority of investments as of June 30, 2007 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company had no debt outstanding as of June 30, 2007 and therefore, had no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market with changes reflected in the statement of income as a component of fuel costs. As of June 30, 2007, the Company did not have any long-term fuel purchase contracts, and had not entered into any other hedging arrangements that protect against fuel price increases. As of June 30, 2007, the Company has entered into short-term fuel contracts to facilitate a fixed fuel surcharge agreement with a customer. These contracts have no material effect on the Company's operating results and financial position.

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

Item 2. Changes in Securities
     None

Item 3. Defaults upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company's Annual Meeting of Shareholders was held on May 10, 2007. At the Annual Meeting, the shareholders elected Russell A. Gerdin, Michael J. Gerdin, Richard O. Jacobson, Dr. Benjamin J. Allen, Lawrence D. Crouse, and James G. Pratt to serve as directors for a one year term. Shareholders representing 94,210,125 shares, or approximately 96% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting.

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

     (b)  Reports on Form 8-K

          1. Report on Form 8-K, dated April 19, 2007, announcing the Company's financial results for the quarter ended March 31, 2007.
          2. Report on Form 8-K, dated May 14, 2007, announcing the declaration of a quarterly cash dividend and a special dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEARTLAND EXPRESS, INC.

Date: August 3, 2007                 BY: /S/ John P Cosaert
                                         ------------------
                                     John P. Cosaert
                                     Executive Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                                    (Principal accounting and financial officer)

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 3, 2007                       By: /s/ Russell A. Gerdin
                                                ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 3, 2007               By: /s/ John P. Cosaert
                                        -------------------
                                    John P. Cosaert
                                    Executive Vice President-Finance
                                    Chief Financial Officer and Treasurer
                                   (Principal accounting and financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   August 3, 2007                 By: /s/ Russell A. Gerdin
                                            ---------------------
                                        Russell A. Gerdin
                                        Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: August 3, 2007                   By: /s/ John P. Cosaert
                                          ---------------------
                                        John P. Cosaert
                                        Executive Vice President
                                        and Chief Financial Officer