Form 10-Q
period 2007-09-30
HEARTLAND EXPRESS INC
filed 2007-11-08
CIK 799233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2007              Commission File No. 0-15087
                  ------------------                                  -------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                         93-0926999
             ------                                        -----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification Number)


901 North Kansas Avenue, North Liberty, Iowa                   52317
--------------------------------------------                   -----
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

At September 30, 2007, there were 96,956,833 shares of the Company's $0.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
          September 30, 2007 and December 31, 2006                        1-2
        Consolidated Statements of Income
          for the Three and Nine Months Ended
          September 30, 2007 and 2006                                      3
        Consolidated Statements of Stockholders' Equity
          for the Nine Months Ended September 30, 2007                     4
        Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2007 and 2006            5
        Notes to Consolidated Financial Statements                        6-9

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     10-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk        16

Item 4. Controls and Procedures                                           16

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                 17

Item 2. Changes in Securities                                             17

Item 3. Defaults upon Senior Securities                                   17

Item 4. Submission of Matters to a Vote of
        Security Holders                                                  17

Item 5. Other Information                                                 17

Item 6. Exhibits and Reports on Form 8-K                                 17-18

        Signatures                                                       19-22

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                     2007             2006
                                                 --------------    ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                       $  5,369,305     $  8,458,882

  Short-term investments                           161,572,944      322,829,306

  Trade receivables,  net of allowance
    for doubtful accounts of $775,000               49,159,158       43,499,482

  Prepaid tires and tubes                            5,236,026        5,075,566

  Other prepaid expenses                             4,030,127        1,635,077

  Income taxes receivable                              397,927                -

  Deferred income taxes                             29,585,000       29,177,000
                                                  ------------     ------------
       Total current assets                        255,350,487      410,675,313
                                                  ------------     ------------

PROPERTY AND EQUIPMENT

  Land and land improvements                        17,142,433       12,016,344

  Buildings                                         25,246,844       18,849,412

  Furniture and fixtures                             2,184,449        1,113,565

  Shop and service equipment                         4,619,428        2,838,934

  Revenue equipment                                321,038,624      309,505,597
                                                  ------------     ------------
                                                   370,231,778      344,323,852

  Less accumulated depreciation                    120,167,508       96,293,111
                                                  ------------     ------------
  Property and equipment, net                      250,064,270      248,030,741
                                                  ------------     ------------
GOODWILL                                             4,814,597        4,814,597

OTHER ASSETS                                         5,727,689        5,549,061
                                                  ------------     ------------
                                                  $515,957,043     $669,069,712
                                                  ============     ============














The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2007             2006
                                                  ------------    -------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities        $ 17,876,958     $ 15,075,647

  Compensation and benefits                         14,849,451       15,028,378

  Income taxes payable                                       -       21,418,610

  Insurance accruals                                59,433,331       56,651,853

  Other accruals                                     7,913,602        8,248,415
                                                  ------------     ------------
    Total current liabilities                      100,073,342      116,422,903
                                                  ------------     ------------

LONG-TERM LIABILITIES
  Income taxes payable                              36,945,099               --

  Deferred income taxes                             50,773,000       57,623,000
                                                  ------------     ------------
    Total long-term liabilities                     87,718,099       57,623,000
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred, $0.01 par value; authorized
    5,000,000 share; none issued                            --               --

  Common, $0.01 par value; authorized
    395,000,000 shares; issued and
    outstanding: 96,956,833 shares in                  969,569          982,519
    2007 and 98,251,889 shares in 2006

  Additional paid-in capital                           438,701          376,029

  Retained earnings                                326,757,332      493,665,261
                                                  ------------     ------------
                                                   328,165,602      495,023,809
                                                  ------------     ------------
                                                  $515,957,043     $669,069,712
                                                 =============     ============
















The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended                 Nine months ended
                                                       September 30,                      September 30,

                                                  2007             2006              2007               2006

Operating revenue                              $146,574,527     $147,057,490      $439,106,979      $425,115,417
                                               ------------     ------------      ------------      ------------
Operating expenses:

   Salaries, wages, and benefits               $ 48,095,554     $ 47,925,921      $147,059,870      $140,337,273

   Rent and purchased transportation              5,252,239        6,093,688        16,117,409        19,065,664

   Fuel                                          40,746,953       38,971,251       117,257,161       109,721,660

   Operations and maintenance                     3,253,233        3,324,149         9,956,593         9,629,849

   Operating taxes and licenses                   2,551,510        2,259,227         7,170,128         6,530,121

   Insurance and claims                           2,826,087        2,620,921        14,103,817        11,543,703

   Communications and utilities                     995,708          912,515         2,864,650         2,807,947

   Depreciation                                  12,365,139       12,446,339        35,945,848        33,805,611

   Other operating expenses                       4,472,108        4,757,332        13,036,265        13,113,338

   Gain on disposal of property and equipment      (493,197)      (4,788,227)      (10,271,348)      (17,571,767)
                                               ------------     ------------      ------------      ------------
                                                120,065,334      114,523,116       353,240,393       328,983,399
                                               ------------     ------------      ------------      ------------
        Operating income                         26,509,193       32,534,374        85,866,586        96,132,018

   Interest income                                1,741,202        3,141,022         7,962,969         8,553,942
                                               ------------     ------------      ------------      ------------
      Income before income taxes                 28,250,395       35,675,396        93,829,555       104,685,960

   Income taxes                                  11,105,619       12,664,766        34,290,332        37,163,518
                                               ------------     ------------      ------------      ------------
      Net income                               $ 17,144,776     $ 23,010,630      $ 59,539,223      $ 67,522,442
                                               ============     ============      ============      ============
       Earnings per share                      $       0.18     $       0.23      $       0.61      $       0.69
                                               ============     ============      ============      ============
   Weighted average shares outstanding           97,498,975       98,330,636        97,998,160        98,395,579
                                               ============     ============      ============      ============
   Dividends declared per share                $      0.020     $      0.020      $      2.065      $      0.055
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Capital    Additional
                                                 Stock,     Paid-In      Retained
                                                 Common     Capital      Earnings         Total
                                               ---------   ---------   ------------   ------------

Balance, December 31, 2006                     $ 982,519   $ 376,029   $493,665,261   $495,023,809

Adoption of FIN 48                                    --          --     (4,798,017)    (4,798,017)

Net income                                            --          --     59,539,223     59,539,223

Dividends on common stock, $2.065 per share           --          --    202,372,990)  (202,372,990)

Stock Repurchase                                 (12,950)         --    (19,276,145)   (19,289,095)

Amortization of unearned stock compensation           --      62,672             --         62,672

                                               ---------   ---------   ------------   ------------
Balance, September 30, 2007                    $ 969,569   $ 438,701   $326,757,332   $328,165,602
                                               =========   =========   ============   ============











































The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                      2007             2006
                                                  ------------     ------------
OPERATING ACTIVITIES
  Net income                                      $ 59,539,223     $ 67,522,442
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                   35,954,163       33,820,614
    Deferred income taxes                            1,555,000        4,166,000
    Amortization of unearned compensation               62,672          282,022
    Gain on disposal of property and equipment     (10,271,348)     (17,571,767)
    Changes in certain working capital items:
      Trade receivables                             (5,659,676)      (3,544,132)
      Prepaid expenses                              (2,477,197)      (4,802,241)
      Accounts payable, accrued liabilities,
         and accrued expenses                        5,286,016        6,224,368
      Accrued income taxes                           1,517,545        2,027,385
                                                  ------------     ------------
    Net cash provided by operating activities       85,506,398       88,124,691
                                                  ------------     ------------
INVESTING ACTIVITIES
  Proceeds from sale of property and equipment      13,221,044        1,841,998
  Purchases of property and equipment,
    net of trades                                  (41,200,972)     (47,439,440)
  Net sale (purchases) of municipal bonds          161,256,362      (16,598,076)
  Change in other assets                              (186,943)        (764,927)
                                                  ------------     ------------
  Net cash provided by (used in)
    investing activities                           133,089,491      (62,960,445)
                                                  ------------     ------------
FINANCING ACTIVITIES
  Cash dividends                                  (202,396,371)      (4,919,171)
  Stock repurchase                                 (19,289,095)      (2,545,364)
                                                  ------------     ------------
    Net cash used in financing activities         (221,685,466)      (7,464,535)
                                                  ------------     ------------
  Net (decrease) increase in cash and
    cash equivalents                                (3,089,577)      17,699,711
CASH AND CASH EQUIVALENTS
   Beginning of period                               8,458,882        5,366,929
                                                  ------------     ------------
   End of period                                  $  5,369,305     $ 23,066,640
                                                  ============     ============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the period for:
   Income taxes, net                              $ 31,217,787     $ 30,970,133
   Non-cash investing and financing
     activities:
     Fair value of revenue equipment traded       $  6,429,000     $ 43,166,700
     Purchased revenue equipment in
       accounts payable                           $  1,882,000     $  3,705,580
     Common stock dividends declared
       but not yet paid                           $  1,954,627     $  1,977,320

















The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter.

Note 2. Use of Estimates

     The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4. Cash and Cash Equivalents

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.7 million at September 30, 2007 and $5.5 million at December 31, 2006 are included in other assets. The restricted funds represent those required for self-insurance purposes and designated funds represent those earmarked for a specific purpose not for general business use.

Note 5. Short-term Investments

     The Company investments are primarily in the form of tax free municipal bonds with interest reset provisions or short-term municipal bonds. The investments typically have a put option of 28 or 35 days. At the reset date the Company has the option to roll the investment over or sell. The Company receives the par value of the investment on the reset date if sold. The cost approximates fair value due to the nature of the investment. Therefore, accumulated other comprehensive income (loss) has not been recognized as a separate component of stockholders' equity. Investment income is accrued as earned and is generally exempt from federal income taxes.

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

Note 8. Dividends

     The Company paid a special dividend of $2.00 per common share, approximately $196.5 million, on May 30, 2007 to stockholders of record on May 24, 2007. In addition, the Company paid a regular quarterly dividend of $0.02 per common share, approximately $2.0 million, on May 30, 2007, to stockholders of record on May 24, 2007. On September 7, 2007, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.9 million, payable October 2, 2007, to stockholders of record on September 20, 2007.

     Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9. Share Based Compensation

     On March 7, 2002, the principal shareholder transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares generally vest over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. All unearned compensation cost related to the restricted stock granted became fully amortized in the first quarter of 2007. For the nine months ended September 30, 2007 and 2006, compensation expense of $62,672 and $282,022 is recorded in salaries, wages, and benefits on the consolidated statement of income with an offsetting entry to additional paid-in capital. For the three months ended September 30, 2006, compensation expense of $93,567 was recorded in salaries, wages and benefits on the consolidated statement of income. All unvested shares are included in the Company's 97.0 million outstanding shares.

     A summary of the Company's non-vested restricted stock as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented in the table below:

                                                                      Grant-date
                                                             Shares   Fair Value
                                                            --------  ----------
Non-vested stock outstanding at January 1, 2007              34,200   $   11.00

Granted                                                           -           -
Vested                                                      (33,800)      11.00
Forfeited                                                         -           -
                                                            --------  ----------
Non-vested stock outstanding at September 30, 2007              400   $   11.00
                                                            ======== ===========

     The fair value of the shares vested was $540,906 and $575,181 for the nine months ended September 30, 2007 and 2006, respectively.


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

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption. At September 30, 2007, the Company had a total of $25.4 million in gross unrecognized tax benefits. Of this amount, $16.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing position for the Company's corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next twelve months. The total amount of accrued interest and penalties for such unrecognized tax benefits was $12.9 million as of January 1, 2007, the date of adoption. Interest and penalties related to income taxes are classified as income tax expense in our financial statements.

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

     The Company announced on September 7, 2007 that our Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.9 million, payable October 2, 2007, to stockholders of record on September 20, 2007.

Note 12. Related Party Transactions

     The Company previously leased two office buildings and a storage building from its Chief Executive Officer (CEO) under a lease that provided for monthly rentals of $27,618 plus the payment of all property taxes, insurance and maintenance. In the opinion of management, the rates paid were comparable to those that could be negotiated with a third party. The buildings were sold in February 2007 to an unrelated third party and the related party lease was canceled. Rent was paid to the unrelated third party until the new corporate headquarters was occupied in July 2007.

     Rent expense paid to the Company's CEO totaled $82,854 for the three months ended September 30, 2006. There was no rent expense paid to the Company's CEO for the three months ended September 30, 2007. Rent expense paid to the Company's CEO totaled $35,509 and $248,561 for the nine months ended September 30, 2007 and 2006, respectively.

     The Company acquired a new corporate headquarters and shop facility from its CEO on July 12, 2007 for $15.4 million. This amount represents the actual cost of the facilities. This transaction was consummated to facilitate a like-kind exchange for the benefit of the Company.

Note 13. Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159. "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: 1) may be applied instrument by instrument, 2) is irrevocable (unless a new election date occurs), and 3) is applied only to entire instruments and not portions of instruments. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 159 will have no effect on the financial position, results of operations, and cash flows of the Company.

Note 14. Share Repurchases

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.8 million shares, as adjusted for stock splits, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and short-term investments. The repurchase program may be suspended or discontinued at any time without prior notice.

     The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                        2007       2006
                                                       ------     ------
Shares of Common Stock Repurchased (in Millions)         1.3        0.2
Value of stock repurchased (in Millions)               $19.3      $ 2.5

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


Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers accounted for 65.1% of the third quarter 2007 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At September 30, 2007, the Company's tractor fleet had an average age of 1.8 years while the trailer fleet had an average age of 3.5 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the third quarter of 2007 with operating revenues of $146.6 million, including fuel surcharges, net income of $17.1 million, and earnings per share of $0.18 on weighted average outstanding shares of 97.5 million. The Company posted an 81.9% operating ratio (operating expenses as a percentage of operating revenues) and an 11.7% net margin. The Company ended the quarter with cash, cash equivalents, and short-term investments of $166.9 million and a debt-free balance sheet. The Company had total assets of $516.0 million at September 30, 2007. The Company achieved a return on assets of 13.6% and a return on equity of 19.3% for the twelve months ended September 30, 2007. The Company's net cash flow from operating activities of $85.5 million represented 19.5% of operating revenues for the nine months ended September 30, 2007. Operating income for the three and nine month periods ended September 30, 2007 was negatively impacted by a $4.3 million and $7.3 million decrease, respectively, in gain on disposal of property and equipment.

     The decline in the demand for freight services and an overcapacity of trucks has negatively impacted the operating results for both the three and nine months ended September 30, 2007. The soft freight demand has resulted in downward pressures on freight and fuel surcharge rates and has resulted in higher empty miles and lower equipment utilization. Fuel expense, net of fuel surcharge recoveries, increased 18.1% and 11.1% during the three and nine month periods ended September 30, 2007 compared to the 2006 three and nine month periods.

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

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" sixteen times in the past twenty-one years and for the past six consecutive years. The Company has paid cash dividends over the past seventeen consecutive quarters including a special dividend of $196.5 million in May, 2007. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                           Three Months Ended Nine Months Ended
                                              September 30,      September 30,
                                             2007      2006     2007     2006
                                            -------  -------  -------  -------
Operating revenue                            100.0%   100.0%   100.0%   100.0%
                                            -------  -------  -------  -------
Operating expenses:
  Salaries, wages, and benefits               32.8%    32.6%    33.5%    33.0%
  Rent and purchased transportation            3.6      4.1      3.7      4.5
  Fuel                                        27.8     26.5     26.7     25.8
  Operations and maintenance                   2.2      2.3      2.3      2.3
  Operating taxes and licenses                 1.7      1.5      1.6      1.5
  Insurance and claims                         1.9      1.8      3.2      2.7
  Communications and utilities                 0.7      0.6      0.7      0.6
  Depreciation                                 8.4      8.5      8.2      8.0
  Other operating expenses                     3.1      3.2      3.0      3.1
  Gain on disposal of property and equipment  (0.3)    (3.3)    (2.3)    (4.1)
                                            -------  -------  -------  -------
  Total operating expenses                    81.9%    77.9%    80.4%    77.4
                                            -------  -------  -------  -------
              Operating income                18.1%    22.1%    19.6%    22.6%
Interest income                                1.2      2.2      1.8      2.0
                                            -------  -------  -------  -------
              Income before income taxes      19.3%    24.3%    21.4%    24.6%
Federal and state income taxes                 7.6      8.7      7.8      8.7
                                            -------  -------  -------  -------
              Net income                      11.7%    15.6%    13.6%    15.9%
                                            =======  =======  =======  =======

     The following is a discussion of the results of operations of the three and nine month period ended September 30, 2007 compared with the same period in 2006.

Three Months Ended September 30, 2007 and 2006

     Operating revenue decreased $0.5 million (0.3%), to $146.6 million in the third quarter of 2007 from $147.1 million in the third quarter of 2006. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue decreased $1.7 million, (7.2 %) to $21.4 million in the third quarter of 2007 from $23.1 million in the third quarter of 2006.

     Salaries, wages, and benefits increased $0.2 million (0.4%), to $48.1 million in the third quarter of 2007 from $47.9 million in the third quarter of 2006. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. These increases to driver compensation resulted in a cost increase of approximately $0.4 million in the third quarter of 2007. During the third quarter of 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 94% and 6%, respectively, in the third quarter of 2006. Workers' compensation expense decreased slightly by $0.1 million (7.7%) to $1.3 million in the quarter ended September 30, 2007 from $1.4 million in for the same period in 2006. Health insurance expense decreased $0.3 million (14.1%) to $1.8 million in the third quarter of 2007 from $2.1 million in third quarter of 2006 due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $0.8 million (13.8%), to $5.3 million in the third quarter of 2007 from $6.1 million in the third quarter of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006. These base mileage increases had an insignificant impact on the third quarter of 2007.

     Fuel increased $1.7 million (4.6%), to $40.7 million for the three months ended September 30, 2007 from $39.0 million for the same period of 2006. The increase is the result of an increase in fuel cost per gallon, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 3.8% in third quarter of 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 18.1% in the third quarter of 2007 compared to 2006. The Company's third quarter fuel cost per gallon increased by 2.5% in 2007 compared to 2006.

Operations and maintenance remained constant at $3.3 million during both compared periods.

     Operating taxes and licenses increased $0.3 million (12.9%), to $2.6 million in the third quarter of 2007 from $2.3 million in the third quarter of 2006 due an increase in the property taxes associated with new facilities in Phoenix, Arizona and North Liberty, Iowa and an increase in fuel taxes paid.

     Insurance and claims increased $0.2 million (7.8%), to $2.8 million in the third quarter of 2007 from $2.6 million in the third quarter of 2006 due to an increase in the frequency of larger claims and development increases on existing liability claims.

Depreciation remained constant at $12.4 million during both compared periods.

     Other operating expenses decreased $0.3 million (6.0%), to $4.5 million in the third quarter of 2007 from $4.8 million in the third quarter of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $4.3 million (89.7%), to $0.5 million during the third quarter of 2007 from $4.8 million in the third quarter of 2006. The decline is attributable to a substantial decrease in the number of tractors and trailers traded during the 2007 period. The Company expects the gain on disposal of property and equipment to be lower in the fourth quarter of 2007 than the third quarter of 2007.

     Interest income decreased $1.4 million (44.6%), to $1.7 million in the third quarter of 2007 compared to $3.1 million from the 2006 period because of the decrease in cash, cash equivalents, and investments associated with the payment of the special dividend in May 2007.

     The Company's effective tax rate was 39.3% and 35.5%, respectively, in the third quarter of 2007 and 2006. The increase is primarily attributable to the reduced tax benefit of tax exempt interest income for 2007 and the change in unrecognized tax benefits, which are recorded as discretive events in 2007.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.9% during the third quarter of 2007 compared with 77.9% during the third quarter of 2006. Net income decreased $5.9 million (25.5%), to $17.1 million during the third quarter of 2007 from $23.0 million during the third quarter of 2006.

Nine Months Ended September 30, 2007 and 2006

     Operating revenue increased $14.0 million (3.3%), to $439.1 million in the nine months ending September 30, 2007 from $425.1 million in the 2006 period. The increase in revenue resulted from the Company's expansion of its fleet and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue decreased $1.2 million, (2.0%) to $60.6 million in the nine months ended September 30, 2007 from $61.8 million in the compared 2006 period. The fuel surcharge decrease is attributable to downward rate pressures resulting from a decrease in demand for freight services and the related overcapacity of available trucks in the industry.

     Salaries, wages, and benefits increased $6.8 million (4.8%), to $147.1 million in the nine months ended September 30, 2007 from $140.3 million in the 2006 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. The cumulative impact of the quarterly increases to driver compensation in 2006 resulted in a cost increase of approximately $2.0 million in the nine months ended September 30, 2007. During the first nine months of 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 93% and 7%, respectively, in the first nine months of 2006. Workers' compensation expense increased $0.8 million (21.3%) to $4.4 million in the nine months ended September 30, 2007 from $3.6 million in for the same period in 2006 due to an increase in frequency and severity of claims. Health insurance expense decreased $0.5 million (7.8%) to $5.8 million in the nine months ended September 30, 2007 from $6.3 million in the same period of 2006 due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $3.0 million (15.5%), to $16.1 million in the first nine months of 2007 from $19.1 million in the compared period of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006. These base mileage pay increases resulted in a cost increase of approximately $0.2 million in the third quarter of 2007.

     Fuel increased $7.6 million (6.9%), to $117.3 million for the first nine months of 2007 from $109.7 million for the same period of 2006. The increase is the result of an increase in fuel cost per gallon, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with the EPA mandated clean air engines. The Company's fuel cost per company-owned tractor mile increased 2.7% in first nine months of 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 11.1% in the first nine months of 2007 compared to 2006. The Company's fuel cost per gallon increased slightly in 2007 compared to 2006.

     Operations and maintenance increased $0.4 million (3.4%), to $10.0 million in the nine months ended September 30, 2007 from $9.6 million for the compared 2006 period due to an increase in preventative maintenance and parts replacement.

     Operating taxes and licenses increased $0.7 million (9.8), to $7.2million in the nine months ended September 30, 2007 from $6.5 million in the compared 2007 period due an increase in the property taxes associated with new facilities in Phoenix, Arizona and North Liberty, Iowa and an increase in fuel taxes paid.

     Insurance and claims increased $2.6 million (22.2%), to $14.1 million in the nine months ended September 30, 2007 from $11.5 million in the same period of 2006 due to an increase in the frequency of larger claims and development increases on existing liability claims.

     Depreciation increased $2.1 million (6.3%), to $35.9 million during the first nine months of 2007 from $33.8 million in the compared 2006 period. This increase is attributable to the growth of our company-owned tractor and trailer fleet, and an increased cost of new tractors and trailers relative to the costs of those units being replaced. Our tractor and trailer fleet have grown approximately 10.3% and 8.6% respectively in comparison to the same period in 2006. The depreciable basis of new tractor units are approximately 12% higher than replaced units while new trailers are approximately 10.0% more costly than units purchased in 2006.

     Other operating expenses decreased $0.1 million (0.6%), to $13.0 million during the nine months ended September 30, 2007 from $13.1 million in the same period of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $7.3 million (41.5%), to $10.3 million during the nine months ended September 30, 2007 from $17.6 million in the same period of 2006. The decline is attributable to a substantial decrease in the number of tractors and trailers traded during the 2007 period. A tractor fleet upgrade was completed in December 2006. During 2007 the Company sold real estate in Columbus, Ohio, Coralville, Iowa, and Dubois, Pennsylvania recording total gains of approximately $6.8 million. The proceeds received from these sales were used in the financing of the new corporate headquarters.

     Interest income decreased $0.6 million (6.9%), to $8.0 million in the nine months ended September 30, 2007 from $8.6 million in the same period of 2006 because of the decrease in cash, cash equivalents, and investments associated with the payment of the special dividend in May 2007 offset by improved rate of return on cash, cash equivalents, and short-term investments.

     The Company's effective tax rate was 36.5% and 35.5%, respectively, in the nine months ended September 30, 2007 and 2006. The increase is primarily attributable to the reduced tax benefit of tax exempt interest income for 2007.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 80.4% during the first nine months of 2007 compared with 77.4% during the first nine months of 2006. Net income decreased $8.0 million (11.8%), to $59.5 million during the first nine months of 2007 from $67.5 million during the compared 2006 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2007, was net cash provided by operating activities of $85.5 million compared to $88.1 million in the corresponding 2006 period primarily attributable to changes in working capital.

     Capital expenditures for property and equipment totaled $41.2 million for the first nine months of 2007 compared to $47.4 million in the compared 2006. Capital expenditures for revenue equipment, net of trade-ins, totaled $21.9 million for the first nine months of 2007 compared to $45.1 million for the same period in 2006. The Company completed the construction of new operations and shop facilities in Phoenix, Arizona during the second quarter of 2007. The total capitalized cost of these facilities, including the cost of land, was $6.2 million of which $3.2 million was capitalized in 2007. The Company purchased a new corporate headquarters and shop facility in North Liberty, Iowa during the third quarter of 2007. Capital expenditures for these facilities including land and furniture were $15.7 million during the quarter. The Company currently anticipates capital expenditures of $2.4 million, primarily for new trailers, during the remainder of 2007. Capital expenditures have been historically funded by cash flows from operations.

     The Company paid regular cash dividends of $5.9 million and $4.9 million during the first nine months of 2007 and 2006, respectively. In addition to the quarterly cash dividend, the Company paid a special dividend of $2.00 per share, $196.5 million in total, on May 30, 2007 to shareholders' of record at May 24, 2007. The special dividend was funded from the sale of short-term investments and from cash flow from operations. The Company began paying cash dividends in the third quarter of 2003 and has paid a quarterly dividend for seventeen consecutive quarters.

     Management believes the Company has adequate liquidity to meet its current and projected needs. The Company will continue to have significant capital requirements over the long term. Future capital expenditures are expected to be funded by cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the quarter with $166.9 million in cash, cash equivalents, and short-term investments and no debt. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

     There are no material off-balance sheet transactions that will affect the Company's financial condition, results of operations, or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases only high quality, liquid investments. The large majority of investments as of September 30, 2007 have an original maturity or interest reset date of twelve months or less. Due to the short term nature of the investments, the Company is exposed to minimal market risk related to its cash equivalents and investments.

     The Company had no debt outstanding as of September 30, 2007 and therefore, had no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market with changes reflected in the statement of income as a component of fuel costs. As of September 30, 2007, the Company did not have any long-term fuel purchase contracts, and had not entered into any other material hedging arrangements that protect against fuel price increases. As of September 30, 2007, the Company has entered into short-term fuel contracts to facilitate a fixed fuel surcharge agreement with a customer. These contracts have no material effect on the Company's operating results and financial position.

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

Item 2. Changes in Securities

Purchases of Equity Securities


                                                 Total number
                                                  of shares      Maximum number
                                                  purchased        of shares
                                                   as part       that may yet be
                          Total      Average     of publicly       purchased
                          number      price       announced      under the plans
                        of shares     paid        plans or         or programs
 Period                 Purchased   per share     programs        (in millions)
----------------------  ---------   ---------   -------------    --------------
July 1, 2007 -
   July 31, 2007          172,200   $   14.49         172,200           13.8
August 1, 2007 -
   August 31, 2007      1,115,756   $   14.93       1,115,756           12.7
September 1, 2007 -
   September 30, 2007       7,100   $   14.50           7,100           12.7
                        ---------               -------------
                        1,295,056                   1,295,056
                        =========               =============

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.8 million shares of the Company's common stock adjusted for stock splits in open market or negotiated transactions using available cash, cash equivalents, and short-term investments. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2007, we repurchased 1.3 million shares for $19.3 million under the program described in this paragraph. The transactions occurred in open market purchases and pursuant to a trade plan under Rule 10b5-1.


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

               1. Report on Form 8-K, dated July 20, 2007, announcing the Company's financial results for the quarter ended June 30, 2007.

               2. Report on Form 8-K, dated September 7, 2007, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEARTLAND EXPRESS, INC.

Date: November 8, 2007               BY: /S/ John P Cosaert
                                         ------------------
                                     John P. Cosaert
                                     Executive Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                                    (Principal accounting and financial officer)

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


Date:  November 8, 2007                     By: /s/ Russell A. Gerdin
                                            ---------------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer

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


Date:  November 8, 2007                        By: /s/ John P. Cosaert
                                               -----------------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal accounting and
                                               financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   November 8, 2007                  By: /s/ Russell A. Gerdin
                                               ---------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: November 8, 2007                    By: /s/ John P. Cosaert
                                             ---------------------
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer