Form 10-K
period 2007-12-31
HEARTLAND EXPRESS INC
filed 2008-02-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_________________ to______________________.

                         Commission file number 0-15087

                             HEARTLAND EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                      93-0926999
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or organization)

901 North Kansas Avenue, North Liberty, Iowa                52317
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: 319-626-3600

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $944.4 million. As of January 31, 2008 there were 96,157,633 shares of the Company's common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 8, 2008 are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS



                                                                     Page
                       Part I
Item 1.  Business                                                      1

Item 1A. Risk Factors                                                  5

Item 1B. Unresolved Staff Comments                                     9

Item 2.  Properties                                                    9

Item 3.  Legal Proceedings                                            10

Item 4.  Submission of Matters to a Vote of Security Holders          10

                       Part II

Item 5.  Market for the Registrant's Common Equity,
         Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                               10

Item 6.  Selected Financial Data                                      13

Item 7.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                          14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk   21

Item 8.  Financial Statements and Supplementary Data                  21

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                          21

Item 9A. Controls and Procedures                                      21

Item 9B. Other Information                                            24

                       Part III

Item 10. Directors, Executive Officers, and Corporate Governance      24

Item 11. Executive Compensation                                       24

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters               24

Item 13. Certain Relationships and Related Transactions,
         and Director Independence                                    24


Item 14. Principal Accounting Fees and Services                       24

                       Part IV

Item 15. Exhibits, Financial Statement Schedule                       25

         Signatures                                                   27

                           FORWARD LOOKING STATEMENTS

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

                                     PART I
ITEM 1. BUSINESS

General

     Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating regional terminal locations in eight states outside of Iowa. The Company provides regional dry van truckload services from its eight regional operating centers plus its corporate headquarters. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In the second quarter of 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

     Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-one years from 1986 to 2007, Heartland has grown to $591.9 million in revenue from $21.6 million and net income has increased to $76.2 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions. More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Income" that is included in this report.

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

     Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. The Company operates as one reportable operating segment.

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

     Serving the short-to-medium haul market (512-mile average length of haul in 2007) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

     Heartland also operates eight specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Chester, Virginia; Olive Branch, Mississippi; and Phoenix, Arizona in addition to operations at our corporate headquarters. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal and are designed to meet the needs of significant customers in those regions.

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

     The Company's 25, 10, and 5 largest customers accounted for 69%, 50%, and 36% of revenue, respectively, in 2007. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for 13% of revenue in 2007 which was also not significantly different from the previous year. No other customer accounted for as much as ten percent of revenue.

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

Drivers, Independent Contractors, and Other Employees

     Heartland relies on its workforce in achieving its business objectives. As of December 31, 2007, Heartland employed 3,291 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.

     Management's strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers; (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving. Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes. All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for in efficiencies of operations that are beyond their control.

     Heartland is not a party to a collective bargaining agreement. Management believes that the Company has good relationships with its employees.

Revenue Equipment

     Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. All tractors are equipped with satellite-based mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. In June 2004, the Company began the replacement of its entire tractor fleet with trucks manufactured by Navistar International Corporation. At December 31, 2007, primarily all the Company's tractors are manufactured by Navistar International Corporation. Primarily all of the Company's trailers are manufactured by Wabash National Corporation. The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

     Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These requirements have been/will be implemented in multiple phases starting in 2002 and require progressively more restrictive emission requirements through 2010. Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more restrictive engine emission requirements. Compliance with the new emission standards have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. Prior to the new engine emission requirements that became effective January 1, 2007, the Company completed a fleet upgrade of tractors with pre-January 2007 engine requirements. As of December 31, 2007, 100% of the Company's tractor fleet continues to be models with pre-January 2007 engine requirements. Beginning in 2010 a new set of more restrictive engine emission requirements will become effective. The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company's results of operations.

Fuel

     The Company purchases over-the-road fuel through a network of approximately 22 fuel stops throughout the United States at which the Company has negotiated price discounts. In addition, bulk fuel sites are maintained at the nine Company regional operating centers, including its corporate headquarters, plus two service terminal locations in order to take advantage of volume pricing. Both above ground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

     Increases in fuel prices can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. Operating income during the fourth quarter of 2007 was negatively impacted approximately $4.6 million due to an increase in fuel prices. Fuel costs did not have a material effect on operating income during the fourth quarter of 2006. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable.

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

     The primary risks associated with our business include cargo loss and physical damage, personal injury, property damage, and workers' compensation claims. The Company self-insures a portion of the exposure related to all of the aforementioned risks. Insurance coverage, including self-insurance retention levels, is evaluated on an annual basis. The Company actively participates in the settlement of each claim incurred.

     The Company self-insures auto liability (personal injury and property damage) claims up to $1.0 million per occurrence. In addition, the Company is responsible for the first $2.0 million in the aggregate for all claims in excess of $1.0 million and below $2.0 million. Liabilities in excess of these amounts and up to $50.0 million per occurrence are covered through insurance policies. The Company retains any liability in excess of $50.0 million. Catastrophic physical damage coverage is carried to protect against natural disasters. The Company self-insures workers' compensation claims up to $1.0 million per occurrence. The Company increased the retention amount from $500,000 to $1.0 million effective April 1, 2005. All liabilities in excess of $1.0 million are covered through insurance policies. In addition, primary and excess coverage is maintained for employee medical and hospitalization expenses.

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

     In response to the recent decision by the D.C. Circuit Court of Appeals vacating two key provisions of the existing hours of service rules, the Federal Motor Carrier Safety Administration (the "FMCSA") of the U.S. Department of Transportation issued an Interim Final Rule ("IFR") on December 17, 2007 which became effective on December 27, 2007. The FMCSA stated that the IFR, temporarily reinstates those two provisions while the agency gathers public comment on its actions. The two rules discussed are the 11 hour driving rule, and the 34 hour restart to the 70 hour rule. Shortly after the IFR was published, an activist group petitioned the court to again vacate the rules. On January 24, 2008 the Court denied the petition to vacate the rules. Accordingly, the IFR remains in effect until a final rule is issued, though additional challenges to the IFR are still possible.

     We may also become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

     We are subject to factors within the capital markets that may affect our short-term liquidity. Primarily all of the Company's investments as of December 31, 2007 are in short-term investments in auction rate student loan educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days with contractual maturities generally greater than 20 years from the date of original issuance. All investments held by the Company have AAA (or equivalent) ratings from recognized rating agencies. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold in an auction. There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore the Company receive cash upon the election to sell. Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security. Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until maturity. The Company only holds senior positions of underlying securities. The Company does not invest in asset backed securities and does not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement. If current conditions in the credit and capital markets continue, we may be required to recognize impairments and/or reclassify these investments from short-term to long-term investments.

     We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and cost of revenue equipment, and healthcare for our employees. We could be affected by strikes or other work stoppages at customer, port, border, or other shipping locations.

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

     We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards that began in 2002 with additional new requirements for 2007 have required vendors to introduce new engines. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. At December 31, 2007, 100% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards. We expect to continue to pay increased prices for equipment. Furthermore, when we do decide to purchase tractors with post-2007 engines, such engines are expected to reduce equipment productivity and lower fuel mileage, thereby, increasing our operating expenses.

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

     We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

     Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, continues to increase. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package. We have increased our driver compensation on several occasions recently. While no additional pay increases are planned for 2008, increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

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

     The DOT, through the Federal Motor Carrier Safety Administration Act, imposes safety and fitness regulations on us and our drivers. The FMCSA has proposed a rule that may require companies with a history of serious hours-of-service violations to install electronic on-board recorders (EOBR) in all of their commercial vehicles. This installation would be for a minimum of two years. On January 30, 2008, The Company completed a full FMSCA compliance review which found no evidence of any serious violations thereby maintaining its Satisfactory Safety Rating. The FMCSA is currently studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effects, if any such proposed rules may have on the Company.

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

     Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 which are discussed above under "Risk Factors - Increased prices, reduced productivity and restricted availability of new revenue equipment may materially and adversely affect our earnings and cash flows." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

     A significant portion of our revenue is generated from several major customers. For the year ended December 31, 2007, our top 25 customers, based on revenue, accounted for approximately 69% of our revenue. This was not significantly different than the previous year. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

     Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

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

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infra structure. We currently use a centralized computer network and regular communication to achieve system-wide load coordination. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In the event of a significant system failure, our business could experience significant disruption.

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

     Our operations are regulated and licensed by various government agencies, including the DOT. The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until December 27, 2007, to allow FMSCA time to prepare its response. On December 17, 2007, FMCSA submitted the IFR, which became effective December 27, 2007. The IFR retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart. On January 23, 2008, a federal court denied an advocacy group's request that it prevent FMCSA from implementing the IFR. Accordingly, the IFR remains in effect; though, challenges to the IFR are still possible. FMCSA is currently taking comments on the IFR, which are due no later than February 15, 2008, and expects to publish a final rule later in 2008. As advocacy groups may continue to challenge the IFR, a court's decision to strike down the IFR could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances. As a result, such a ruling could decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

     Heartland's headquarters are located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80. This represents a centralized location along the Cedar Rapids/Iowa City business corridor. Prior to July 2007, Heartland's headquarters were located adjacent to Interstate 80, near Iowa City, Iowa. The new headquarters was funded with proceeds from the sale of the previous headquarters location, sales of company-owed facilities in Columbus, Ohio, and Dubois, Pennsylvania, and cash flows from operations. The following table provides information regarding the Company's facilities and/or offices:

--------------------------    --------    ------    --------  ----------------
     Company Location          Office      Shop       Fuel     Owned or Leased
--------------------------    --------    ------    --------  ----------------
North Liberty, Iowa (1)         Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Ft. Smith, Arkansas             No         Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
O'Fallon, Missouri              No         Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Atlanta, Georgia                Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Columbus, Ohio                  Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Jacksonville, Florida           Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Kingsport, Tennessee            Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Olive Branch, Mississippi       Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Chester, Virginia               Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Carlisle, Pennsylvania          Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------
Phoenix, Arizona (2)            Yes        Yes        Yes          Owned
--------------------------    --------    ------    --------  ----------------


(1) The Company moved into its new corporate headquarters in July 2007. Prior to July 2007 the Company headquarters located in Iowa City, Iowa and was located on owned and leased property.

(2) The Company leased a facility in Phoenix, Arizona for a portion of 2007. In 2005, the Company acquired fourteen acres of land in Phoenix, Arizona for the construction of a new regional operating facility. Construction began in 2006 and was completed in the second quarter of 2007. Construction was financed by cash flows from operations. The leased facilities did not include fuel facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2007, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     The Company's common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company's common stock as reported by the NASDAQ Global Select Market and the Company's dividends declared per common share from January 1, 2006 to December 31, 2007. The prices and dividends declared have been restated to reflect a four-for-three stock split on May 15, 2006.

                                                              Dividends Declared
         Period                   High           Low           per Common Share
   Calendar Year 2007
      1st Quarter               $ 17.81       $ 15.14               $.020
      2nd Quarter                 18.92         15.36                2.02
      3rd Quarter                 17.46         14.11                .020
      4th Quarter                 15.80         12.98                .020

   Calendar Year 2006
      1st Quarter               $ 18.75       $ 14.55               $.015
      2nd Quarter                 19.59         15.73                .020
      3rd Quarter                 18.51         14.10                .020
      4th Quarter                 17.71         14.79                .020

     On January 31, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $16.25 per share.

     The prices reported reflect interdealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of February 1, 2008, the Company had 193 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

     During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past eighteen consecutive quarters. On March 9, 2007, the Board of Directors announced a quarterly dividend of $0.02 per common share, approximately $2.0 million, which was paid on April 2, 2007 to shareholders of record at the close of business on March 22, 2007. On May 14, 2007 the Company announced that, in addition to the quarterly dividend of $0.02 per common share, the Company would pay a special dividend of $2.00 per common share, or approximately $196.5 million, to shareholders of record on May 24, 2007. On September 7, 2007 the Board of Directors, declared a regular quarterly dividend of $0.02 per common share, or approximately $1.9 million, payable October 2, 2007, and on January 3, 2008, the Company paid a quarterly dividend of approximately $1.9 million at the rate of $0.02 per common share to shareholders of record at the close of business on December 21, 2007. The Company does not currently intend to discontinue the quarterly cash dividend program. However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

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

Stock Repurchase

     In September 2001, the Board of Directors  approved the repurchase of up to
15.4 million shares, adjusted for stock splits, of Heartland Express, Inc. common stock in open market or negotiated transactions using available cash, cash equivalents, and short term investments. During the years ended December 31, 2007 and 2006, approximately 1.3 million and 0.2 million shares were repurchased, respectively, in the open market and pursuant to the above-referenced plan, a trade plan under Rule 10b5-1, for $19.4 million and $2.5 million, respectively, at an approximate weighted average price of $14.86 and $14.41 per share, respectively, and the shares were retired. The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $19.4 million and $2.5 million during the years ended December 31, 2007 and 2006 was charged to retained earnings. The authorization to repurchase remains open at December 31, 2007 and has no expiration date but may be suspended or discontinued at any time without prior notice. Approximately
12.3 million shares remain authorized for repurchase under the Board of Director's approval.

     Shares repurchased during the three month quarter period ended December 31, 2007 are as follows:
                                                                   (d) Maximum
                                                                      number
                                              (c)Total number of  of shares that
                                               shares purchased     may yet be
                       (a)Total    (b)Average      as part of    purchased under
                        number       price        publicly         the plans or
                       of shares     paid      announced plans       programs
Period                 Purchased   per share     or programs       (in millions)
--------------------   ---------   ---------   ----------------  ---------------
October 1, 2007 -
  October  31, 2007         -              -                -          12.3
November 1, 2007 -
  November 30, 2007      7,600     $   12.99            7,600          12.3
December 1, 2007 -
  December 31, 2007         -              -                -          12.3
                       ---------                ---------------
                         7,600                          7,600
                       =========                ===============

Share Based Compensation

     On March 7, 2002, the Company's chief executive officer transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vested over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. Compensation expense of $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively, is recorded in salaries, wages, and benefits on the consolidated statement of income. All unvested shares are included in the Company's 96.9 million outstanding shares as of December 31, 2007. As of December 31, 2007 there are no securities authorized for issuance under equity compensation plans.

     A summary of the Company's non-vested restricted stock as of December 31, 2007 and 2006, and changes during the twelve months ended December 31, 2007 and 2006 is presented in the table below:

                                                                     Grant-date
                                                         Shares      Fair Value
                                                       ----------    -----------
Non-vested stock outstanding at January 1, 2006          68,200        $  11.00
Granted                                                       -               -
Vested                                                  (34,000)          11.00
Forfeited                                                     -               -
                                                       ----------    -----------
Non-vested stock outstanding at December 31, 2006        34,200           11.00
                                                       ----------    -----------

Non-vested stock outstanding at January 1, 2007          34,200           11.00
Granted                                                       -               -
Vested                                                  (34,000)          11.00
Forfeited                                                     -               -
                                                       ----------    -----------
Non-vested stock outstanding at December 31, 2007           200        $  11.00
                                                       ==========    ===========

The fair value of the shares vested was $544,020, $578,245 and $549,201 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)") a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation.

The amortization of unearned compensation was recorded as additional paid-in capital effective January 1, 2006 through December 31, 2007. The implementation of SFAS No. 123(R) had no effect on the Company's results of operations for the years ended December 31, 2007 and 2006.

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

                                                    Year Ended December 31,
                                            (in thousands, except per share data)
                                        2007      2006      2005      2004      2003
                                      --------  --------  --------  --------  --------
Statements of Income Data:
Operating revenue                     $591,893  $571,919  $523,792  $457,086  $405,116
                                      --------  --------  --------  --------  --------
Operating expenses:
  Salaries, wages, and benefits (3)    196,303   189,179   174,180   157,505   141,293
  Rent and purchased transportation     21,421    24,388    29,635    36,757    49,988
  Fuel                                 164,285   146,240   123,558    83,263    62,218
  Operations and maintenance            12,314    12,647    14,955    12,939    13,298
  Operating taxes and licenses           9,454     9,143     8,968     8,996     8,403
  Insurance and claims (3)              18,110    16,621    17,938    16,545     2,187
  Communications and utilities           3,857     3,721     3,554     3,669     3,605
  Depreciation (2)                      48,478    47,351    38,228    29,628    26,534
  Other operating expenses              17,380    17,356    16,697    14,401    12,539
  Gain on disposal of property
      and equipment (2)                (10,159)  (18,144)   (8,032)     (175)      (46)
                                      --------  --------  --------  --------  --------
                                       481,443   448,502   419,681   363,528   320,019
                                      --------  --------  --------  --------  --------
      Operating income(2)              110,450   123,417   104,111    93,558    85,097
Interest income                         10,285    11,732     7,373     3,071     2,046
                                      --------  --------  --------  --------  --------
Income before income taxes             120,735   135,149   111,484    96,629    87,143
Federal and state income taxes          44,565    47,978    39,578    34,183    29,922
                                      --------  --------  --------  --------  --------
Net income (2)                        $ 76,170  $ 87,171  $ 71,906  $ 62,446  $ 57,221
                                      ========  ========  ========  ========  ========
Weighted average shares
outstanding (1)                         97,735    98,359    99,125   100,000   100,000
                                      ========  ========  ========  ========  ========
Earnings per share (1) (2)            $   0.78  $   0.89  $   0.73  $   0.62  $   0.57
                                      ========  ========  ========  ========  ========
Dividends declared per share (1)      $  2.080  $  0.075  $  0.060  $  0.050  $  0.020
                                      ========  ========  ========  ========  ========
Balance Sheet data:
Net working capital                   $182,546  $294,252  $271,263  $242,472  $186,648
Total assets                           526,294   669,070   573,508   517,012   448,407
Stockholders' equity                   342,759   495,024   433,252   389,343   331,516


The Company had no long-term debt during any of the five years presented.

(1) Periods 2003 through 2005 reflect the four-for-three stock split of May 15, 2006.
(2) Effective July 1, 2005, the Company adopted SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). The prospective application of SFAS 153 after June 30, 2005 resulted in the immediate recognition of gains from the trade-in of revenue equipment rather than reduction in the cost of the new revenue equipment. The recognition of gains from trade-in of revenue equipment is offset over the equipment life by increased depreciation expense. For the twelve month periods of 2007 and 2006, and the six month period of 2005, gains resulting from the adoption of SFAS 153 were $1.9 million, $17.6 million and $6.5 million, respectively.
(3) The Company increased the amount accrued for workers' compensation by $2.9 million and decreased the amount accrued for accident liability claims by $11.2 million during the 2003 period as a result of actuarial studies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers, not including operations at the corporate headquarters, accounted for 64.5% and 62.6% of the 2007 and 2006 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At December 31, 2007, the Company's tractor fleet had an average age of 2.1 years while the trailer fleet had an average age of 3.8 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the year with operating revenues of $591.9 million, including fuel surcharges, net income of $76.2 million, and earnings per share of $0.78 on average outstanding shares of 97.7 million. The Company posted an 81.3% operating ratio (operating expenses as a percentage of operating revenues) and a 12.9% net margin (net income as a percentage of operating revenues). The Company ended the year with cash, cash equivalents, and short-term investments of $196.6 million and a debt-free balance sheet. The Company has total assets of $526.3 million at December 31, 2007. The Company achieved a return on assets of 12.7% and a return on equity of 18.2%. The Company's cash flow from operations for the year of $119.6 million was 20.2% of operating revenues.

     The years ended December 31, 2007 and 2006 and six-month period from July 1 to December 31, 2005 periods have been favorably impacted by gains on the trade-in of revenue equipment. Prior to the implementation of SFAS No. 153 on July 1, 2005, the gains related to trade-in of revenue producing equipment was deferred as a reduction of the basis of the new equipment. For the years ended December 31, 2007, 2006 and 2005, gains from the trade-in of revenue equipment were $1.9 million, $17.6 million and $6.5 million, respectively. Also during 2007 the Company recorded gains of approximately $6.8 million related to sales of real estate and the remaining gains during 2007 related to sales of equipment that did not involve trades.

     The decline in the demand for freight services and an overcapacity of trucks has negatively impacted the operating results of 2007. The soft freight demand has resulted in downward pressures on freight and fuel surcharge rates and has resulted in higher empty miles and lower equipment utilization. Fuel expense, net of fuel surcharge recoveries, increased 18% to $81.9 million during the year ended December 31, 2007 compared to $69.5 million for the year ended December 31, 2006.

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

     The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" sixteen times in the past twenty-one years and for the past six consecutive years. The Company has paid cash dividends over the past eighteen consecutive quarters, including a special dividend of $196.5 million in May, 2007. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations

     The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

                                                     Year Ended December 31,
                                                 -----------------------------
                                                   2007       2006      2005
                                                 -------    -------    -------
Operating revenue                                 100.0%     100.0%     100.0%
                                                 -------    -------    -------
Operating expenses:
    Salaries, wages, and benefits                  33.2%      33.1%      33.3%
    Rent and purchased transportation               3.6        4.3        5.7
    Fuel                                           27.8       25.6       23.6
    Operations and maintenance                      2.1        2.2        2.9
    Operating taxes and license                     1.6        1.6        1.7
    Insurance and claims                            3.1        2.9        3.4
    Communications and utilities                    0.7        0.7        0.7
    Depreciation                                    8.2        8.3        7.3
    Other operating expenses                        2.9        3.0        3.2
    Gain on disposal of property and equipment     (1.7)      (3.2)      (1.5)
                                                 -------    -------    -------
                                                   81.3%      78.4%      80.1%
                                                 -------    -------    -------
              Operating income                     18.7%      21.6%      19.9%
Interest income                                     1.7        2.1        1.4
                                                 -------    -------    -------
    Income before income taxes                     20.4%      23.6%      21.3%
Income taxes                                        7.5        8.4        7.6
                                                 -------    -------    -------
    Net income                                     12.9%      15.2%      13.7%
                                                 =======    =======    =======



Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

     Operating revenue increased $20.0 million (3.5%), to $591.9 million for the year ended December 31, 2007 from $571.9 million in the 2006 period. The increase in revenue resulted from the Company's expansion of its fleet, increased freight miles, and improved freight rates. Operating revenue for both periods was positively impacted by fuel surcharges assessed to customers. Fuel surcharge revenue increased $5.2 million, (6.4%) to $86.6 million for the year ended December 31, 2007 from $81.4 million in the compared 2006 period.

     Salaries, wages, and benefits increased $7.1 million (3.8%), to $196.3 million for the year ended December 31, 2007 from $189.2 million in the 2006 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. The cumulative impact of the quarterly increases to driver compensation in 2006 resulted in a cost increase of approximately $1.8 million for the year ended December 31, 2007.During the year ended December 31, 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 94% and 6%, respectively, for 2006. Additional miles in 2007 by company drivers accounted for approximately $4.0 million increase in wages over 2006. Workers' compensation expense increased $2.3 million (53.6%) to $6.5 million for the year ended December 31, 2007 from $4.2 million in for the same period in 2006 due to an increase in frequency and severity of claims. Health insurance expense decreased $1.4 million (16.2%) to $7.1 million for the year ended December 31, 2007 from $8.5 million in the same period of 2006 due to a decrease in frequency and severity of claims. The remaining increase was the result of non-driver payroll increases.

     Rent and purchased transportation decreased $3.0 million (12.2%), to $21.4 million for the year ended December 31, 2007 from $24.4 million in the compared period of 2006. This reflects the Company's decreased reliance upon independent contractors. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. In the first quarter of 2006, the Company increased the independent contractor base mileage pay by $0.01 per mile for all independent contractors maintaining a hazardous materials endorsement on their commercial driver's license, and an additional $0.01 per mile per quarter in 2006 beginning on April 1, 2006. These base mileage pay increases of approximately $0.3 million in 2007 were offset by a decrease attributable to fewer miles driven by independent contractors.

     Fuel increased $18.0 million (12.3%), to $164.3 million for the year ended December 31, 2007 from $146.2 million for the same period of 2006. The increase is the result of an increase in fuel cost per gallon, an increased reliance on company-owned tractors, and a decrease in fuel economy associated with certain EPA mandated clean air engine requirements on tractor models acquired during 2006. The Company's fuel cost per company-owned tractor mile increased 9.3% during 2007 compared to 2006. Fuel cost per mile, net of fuel surcharge, increased 14.7% in 2007 compared to 2006. The Company's fuel cost per gallon increased 7.2% in 2007 and average miles per gallon decreased 2.2% compared to 2006.

     Operations and maintenance decreased $0.3 million (2.6%), to $12.3 million for the year ended December 31, 2007 from $12.6 million for the compared 2006 period due to an increase in preventative maintenance and parts replacement.

     Operating taxes and licenses increased $0.3 million (3.4), to $9.5 million for the year ended December 31, 2007 from $9.1 million in the compared 2006 period due an increase in the property taxes associated with new facilities in Phoenix, Arizona and North Liberty, Iowa and an increase in fuel taxes paid.

     Insurance and claims increased $1.5 million (9.0%), to $18.1 million for the year ended December 31, 2007 from $16.6 million in the same period of 2006 due to an increase in the frequency of larger claims and development increases on existing liability claims.

     Depreciation increased $1.1 million (2.4%), to $48.5 million during the year ended December 31, 2007 from $47.4 million in the compared 2006 period. This increase is attributable to the growth of our company-owned tractor and trailer fleet, and an increased cost of new tractors and trailers relative to the costs of those units being replaced. Our tractor and trailer fleet have grown approximately 3.4% and 5.7% respectively in comparison to the same period in 2006. This contributed to a $0.6 million increase in revenue equipment depreciation during 2007. Also, higher depreciation on new corporate headquarters facilities and new Phoenix terminal contributed to an increase of $0.5 million in other property and equipment depreciation.

     Other operating expenses were essentially unchanged during the year ended December 31, 2007 compared to the same period of 2006. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $8.0 million (44.0%), to $10.2 million during the year ended December 31, 2007 from $18.1 million in the same period of 2006. The decline is attributable to an 87% decrease in the total number of tractors and trailers traded during the 2007 period compared to the same period of 2006. A tractor fleet upgrade was completed in December 2006. During 2007 the Company sold real estate in Columbus, Ohio, Coralville, Iowa, and Dubois, Pennsylvania recording total gains of approximately $6.8 million. The proceeds received from these sales were used in the financing of the new corporate headquarters.

     Interest income decreased $1.4 million (12.3%), to $10.3 million during the year ended December 31, 2007 from $11.7 million in the same period of 2006 because of the decrease in cash, cash equivalents, and investments associated with the payment of the special dividend in May 2007 offset by improved rate of return on cash, cash equivalents, and short-term investments.

     The Company's effective tax rate was 36.9% and 35.5%, respectively, for the years ended December 31, 2007 and 2006. The increase is primarily attributable to a higher effective state rate as a result of the adoption of FASB Interpretation No. 48 ("FIN 48") effective January 1, 2007.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.3% during the year ended December 31, 2007 compared with 78.4% during the year ended December 31, 2006. Net income decreased $11.0 million (12.6%), to $76.2 million for the year ended December 31, 2007 from $87.2 million during the compared 2006 period as a result of the net effects discussed above.

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

     Depreciation increased $9.1 million (23.9%), to $47.3 million in 2006 from $38.2 million in 2005. This increase is attributable to the growth of our company-owned tractor and trailer fleet, an increased cost of new tractors primarily associated with the EPA-mandated clean air engines, a fleet upgrade during 2006, and the implementation of SFAS No. 153. New tractors have a higher cost than the models being replaced due to EPA-mandated clean air standards. As of December 31, 2006, 100% of the Company's tractor fleet had the EPA clean air engine compared to 68.6% at December 31, 2005. For the year ended December 31, 2006, as a result of SFAS No. 153, approximately $2.8 million of additional depreciation was recognized due to a higher depreciable basis of revenue equipment acquired through trade-ins. For the same period of 2005, the additional depreciation attributable to SFAS No. 153 was $369,000. In future periods, we expect depreciation will increase as we continue to upgrade our fleet in compliance with EPA-mandated engine changes and due to the impact of SFAS No. 153.

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

Inflation and Fuel Cost

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufacturered after January 1, 2007, and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.

     Fuel prices have remained high throughout 2005, 2006, and 2007, thus increasing our cost of operations. In addition to the increased fuel costs, the reduced fuel efficiency of the new EPA engines has put additional pressure on profitability due to increased fuel consumption. Competitive conditions in the transportation industry, such as lower demand for transportation services, could affect the Company's ability to obtain rate increases or fuel surcharges.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2007, was net cash provided by operating activities of $119.6 million compared to $128.1 million in 2006 due primarily to net income (excluding noncash depreciation, deferred tax and amortization of unearned compensation, and gains on disposal of equipment) being approximately $6.8 million lower in 2007 compared to 2006 and a decrease in operating assets and liabilities decrease of approximately $1.7 million. The net decrease in cash provided by operating assets and liabilities was primarily the result of changes in insurance accruals and accrued compensation. Cash flow from operating activities was 20.2% of operating revenues in 2007 compared with 22.4% in 2006.

     Capital expenditures for property and equipment, net of trade-ins, totaled $43.6 million for 2007 compared to $76.1 million during 2006. We currently expect capital expenditures for property and equipment, net of trades in 2008, to be comparable to capital expenditures for property and equipment, net of trades in 2007. Total expenditures for the new corporate headquarters, including furniture and fixtures, and shop facility in North Liberty, Iowa and Phoenix facility were approximately $19.7 million during 2007.

     The Company paid cash dividends of $204.3 million in 2007 compared to $6.9 million in 2006. The Company paid a one-time special dividend of $196.5 million during the second quarter of 2007. The Company declared a $1.9 million cash dividend in December 2007, included in accounts payable and accrued liabilities at December 31, 2007, which was paid on January 3, 2008.

     The Company paid income taxes of $41.6 million in 2007 which was essentially unchanged compared to $41.3 million paid in 2006.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at December 31, 2007 and has no expiration date. During the year ended December 31, 2007, approximately 1.3 million shares of the Company's common stock were repurchased for approximately $19.4 million at approximately $14.86 per share. This compares to approximately 0.2 million shares of the Company's common repurchased for $2.5 million at approximately $14.41 per share during the year ended December 31, 2006. The repurchased shares were subsequently retired. At December 31, 2007, the Company has approximately 12.3 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

     Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the year with $196.6 million in cash, cash equivalents, and short-term investments and no debt. Net working capital for the year ended December 31, 2007 decreased by $111.7 million over 2006. The most significant transaction causing the decrease was the sale of short-term investments of approximately $134.2 million to fund the special dividend payment of $196.5 million discussed above. Working capital was positively impacted by the $21.4 million reduction in current tax liabilities due to the adoption of FIN 48. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

     Primarily all of the Company's investments as of December 31, 2007 are in short-term investments in auction rate student loan educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days with contractual maturities generally greater than 20 years from the date of original issuance. All investments held by the Company have AAA (or equivalent) ratings from recognized rating agencies. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold in an auction. There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore the Company receive cash upon the election to sell. The Company has not historically experienced any failures in auctions of such investments when it has elected to sell an investment, but has experienced unsuccessful auctions during February 2008 (as discussed in the footnotes to the financials). Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security. Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until maturity. The Company only holds senior positions of underlying securities. The Company does not invest in asset backed securities and does not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity, but the Company currently does not have this liquidity requirement. Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted pricing. If current conditions in the credit and capital markets continue, we may be required to recognize impairments and/or reclassify these investments from short-term to long-term investments. Further, the Company may be required to seek alternative financing arrangements.

Off-Balance Sheet Transactions

     The Company's liquidity is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

     As of December 31, 2007 the Company did not have any purchase  obligations,
significant   operating  lease   obligations,   capital  lease   obligations  or
outstanding long-term debt obligations.

     At December 31, 2007, the Company had a total of $25.7 million in gross unrecognized tax benefits. Of this amount, $16.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing position for the Company's corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $14.9 million as of December 31, 2007. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2004 and forward. Tax years 1997 and forward are subject to audit by state tax authorities depending on the tax code of each state.

     A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2007, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of unrecognized tax benefits to be a decrease of approximately $2.5 to $3.5 million mainly due to the expiration of certain statute of limitations.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

     *    Revenue is recognized when freight is delivered.
     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life.
     * Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.
     * Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been established due to the profitability of the Company's business. Further, management judgment is required in the accounting for uncertainty in income taxes recognized in the financial statements based on recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Primarily all of the Company's investments as of December 31, 2007 are in short-term investments in auction rate student loan educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days with contractual maturities generally greater than 20 years from the date of original issuance. All investments held by the Company have AAA (or equivalent) ratings from a recognized rating agency. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold in an auction. There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore the Company receive cash upon the election to sell. The Company has not historically experienced any failures in auctions of such investments when it has elected to sell an investment but has experienced unsuccessful auctions during February 2008 (as discussed in the footnotes to the financials). Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security. Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until maturity. The Company only holds senior positions of underlying securities. The Company does not invest in asset backed securities and does not have direct securitized sub prime mortgage loans exposure or loans to, commitments in, or investments in sub prime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement. Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted pricing. If current conditions in the credit and capital markets continue, we may be required to recognize impairments and/or reclassify these investments from short-term to long-term investments.

     Assuming we maintain our short term investment balance consistent with balances as of December 31, 2007, $188.6 million, and if market rates of interest on our short term investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.9 million.

     The Company has no debt outstanding as of December 31, 2007 and therefore, has no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the year ended December 31, 2007 and 2006, fuel expense, net of fuel surcharge, was $81.9 million and $69.5 million or 20.5% and 18.7%, respectively, of the Company's total operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market with changes reflected in the statement of income as a component of fuel costs. As of December 31, 2007, the Company has no derivative financial instruments to reduce its exposure to diesel fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of KPMG LLP, the Company's independent registered public accounting firm, financial statements of the Company and its consolidated subsidiaries and the notes thereto, and the financial statement schedule are included beginning on page F-1.

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

     Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Management's Annual Report on Internal Control Over Financial Reporting-The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2007. Based on our evaluation under the framework in "Internal Control - Integrated Framework", our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting which is included in this filing.

     Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited Heartland Express, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Heartland Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 28, 2008

ITEM 9B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company's Proxy Statement for the annual shareholders' meeting to be held on May 8, 2008 (the "Proxy Statement").

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Part III is incorporated herein by reference to the Company's Proxy Statement and is included within the Proxy Statement under the heading Compensation Discussion and Analysis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the heading Security Ownership of Principal Stockholders and Management.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
         INDEPENDENCE

     The information required by Item 13 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the headings Certain Relationships and Related Transactions and Corporate Governance and Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the heading Relationship with Independent Registered Public Accounting Firm.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements and Schedules.

     Report of Independent Registered Public Accounting Firm  . . . . . . . F-1
     Consolidated Balance Sheets - December 31, 2007 and 2006 . . . . . . . F-2
     Consolidated Statements of Income - Years ended
       December 31, 2007, 2006 and 2005 . . . . . . . . . . . . . . . . . . F-3
     Consolidated Statements of Stockholders' Equity - Years
       ended December 31, 2007, 2006 and 2005 . . . . . . . . . . . . . . . F-4
     Consolidated Statements of Cash Flows - Years ended
       December 31, 2007, 2006 and 2005 . . . . . . . . . . . . . . . . . . F-5
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . F-6

     2.  Financial Statements Schedule

     Valuation and Qualifying Accounts and Reserves- Years
      ended  December 31, 2007, 2006 and 2005 . . . . . . . . . . . . . . . S-1

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


     3. Exhibits - The exhibits required by Item 601 of Regulation S-K are listed at paragraph (b) below.

(b) Exhibits. The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

                                  EXHIBIT INDEX


Exhibit No.               Document                        Method of Filing
----------                --------                        ----------------

   3.1          Articles of Incorporation             Incorporated by reference
                                                      to the Company's
                                                      Registration statement on
                                                      Form S-1,Registration No.
                                                      33-8165, effective
                                                      November 5, 1986.

   3.2         Amended and Restated Bylaws            Filed herewith

   3.3         Certificate of Amendment to            Incorporated by reference
               Articles of Incorporation              to the Company's
                                                      Form 10-QA, or the quarter
                                                      ended June 30, 1997, dated
                                                      March 20, 1998.

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

   4.2         Amended and Restated Bylaws            Filed herewith

   4.3         Certificate of Amendment to            Incorporated by  reference
               Articles of Incorporation              to the Company's
                                                      Form 10-QA,for the quarter
                                                      ended June 30, 1997, dated
                                                      March 20, 1998.

   9.1         Voting Trust Agreement dated           Incorporated by  reference
               June 6, 1997 between Larry             to the Company's Form 10-K
               Crouse, as trustee under               for the year ended
               the Gerdin Educational Trusts,         December 31,1997.
               and Larry Crouse, voting trustee.      Commission file no.0-15087

   9.2         Voting Trust  Agreement  dated July    Filed herewith.
               10, 2007 between Lawrence D. Crouse,
               as the voting trustee for certain
               Grantor Retained Annuity Trusts
               established by Russell A. Gerdin
               and Ann S. Gerdin ("GRATS"), and Mr.
               and Mrs. Gerdin,  the trustees
               for certain GRATS.


  10.2         Restricted Stock Agreement             Incorporated  by reference
                                                      to the Company's
                                                      Form 10-K for the year
                                                      ended December 31, 2002.
                                                      Commission file no.0-15087

  10.3         Nonqualified Deferred                  Incorporated by reference
               Compensation Plan                      to the Company's Form 10-K
                                                      for the year ended
                                                      December 31, 2006.
                                                      Commission file no.0-15087

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

                                                HEARTLAND EXPRESS, INC.

Date:  February 28, 2008                        By: /s/ Russell A. Gerdin
                                                    ---------------------
                                                Russell A. Gerdin
                                                Chief Executive Officer
                                                (Principal executive officer)


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

      Signature                   Title                              Date

/s/ Russell A. Gerdin     Chairman and Chief Executive
---------------------     Officer
Russell A. Gerdin         (Principal executive officer)       February 28, 2008

/s/ Michael J. Gerdin     President and Director
---------------------
Michael J. Gerdin                                             February 28, 2008

/s/ John P. Cosaert       Executive Vice President
-------------------       of Finance, Chief Financial
John P. Cosaert           Officer, and Treasurer
                          (Principal accounting and
                          financial officer)                  February 28, 2008

/s/ Richard O. Jacobson   Director
-----------------------
Richard O. Jacobson                                           February 28, 2008

/s/ Benjamin J. Allen     Director
-----------------------
Benjamin J. Allen                                             February 28, 2008

/s/ Lawrence D. Crouse    Director
-----------------------
Lawrence D. Crouse                                            February 28, 2008

/s/ James G. Pratt        Director
-----------------------
James G. Pratt                                                February 28, 2008

             Report of Independent Registered Public Accounting Firm




The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II (as listed in Part IV, Item 15(a) (2) herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", as of January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006. In addition, as discussed in
Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29", on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 28, 2008

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                  December 31,     December 31,
ASSETS                                                2007             2006
CURRENT ASSETS
   Cash and cash equivalents                     $      7,960     $       8,459
   Short-term investments                             188,643           322,829
   Trade receivables, net of
     allowance for doubtful
     accounts of $775 at
     December 31, 2007 and 2006                        44,359            43,499
   Prepaid tires                                        4,764             5,076
   Other prepaid expenses                               1,692             1,635
   Income tax receivable                                   57                -
   Deferred income taxes                               30,443            29,177
                                                 ------------     -------------
             Total current assets                $    277,918     $     410,675
                                                 ------------     -------------
PROPERTY AND EQUIPMENT
   Land and land improvements                          17,264            12,016
   Buildings                                           25,413            18,849
   Furniture & fixtures                                 2,220             1,114
   Shop & service equipment                             4,685             2,839
   Revenue equipment                                  320,776           309,506
                                                 ------------     -------------
                                                      370,358           344,324
   Less accumulated depreciation                      132,545            96,293
                                                 ------------     -------------
   Property and equipment, net                   $    237,813     $     248,031
                                                 ------------     -------------
GOODWILL                                                4,815             4,815
OTHER ASSETS                                            5,748             5,549
                                                 ------------     -------------
                                                 $    526,294     $     669,070
                                                 ============     =============
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued
    liabilities                                  $     13,073     $      15,076
   Compensation & benefits                             14,699            15,028
   Income taxes payable                                    -             21,419
   Insurance accruals                                  60,882            56,652
   Other accruals                                       6,718             8,248
                                                 ------------     -------------
             Total current liabilities           $     95,372     $     116,423
                                                 ------------     -------------
LONG-TERM LIABILITIES
   Income taxes payable                          $     37,593                -
   Deferred income taxes                               50,570     $      57,623
                                                 ------------     -------------
              Total long-term liabilities        $     88,163     $      57,623
                                                 ------------     -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01;
      authorized 5,000 shares; none issued                 -                 -
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued and
     outstanding 96,949 in 2007
     and 98,252 in 2006                          $        970     $         983
   Additional paid-in capital                             439               376
   Retained earnings                                  341,350           493,665
                                                 ------------     -------------
                                                 $    342,759     $     495,024
                                                 ------------     -------------
                                                 $    526,294     $     669,070
                                                 ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                 Years Ended December 31,
                                          -------------------------------------
                                             2007          2006          2005
                                          ---------     ---------     ---------
OPERATING REVENUE                         $ 591,893     $ 571,919     $ 523,792
                                          ---------     ---------     ---------
OPERATING EXPENSES:
   Salaries, wages, benefits              $ 196,303     $ 189,179     $ 174,180
   Rent and purchased transportation         21,421        24,388        29,635
   Fuel                                     164,285       146,240       123,558
   Operations and maintenance                12,314        12,647        14,955
   Operating taxes and licenses               9,454         9,143         8,968
   Insurance and claims                      18,110        16,621        17,938
   Communications and utilities               3,857         3,721         3,554
   Depreciation                              48,478        47,351        38,228
   Other operating expenses                  17,380        17,356        16,697
   Gain on disposal of property
     & equipment                            (10,159)      (18,144)       (8,032)
                                          ---------     ---------     ---------
                                            481,443       448,502       419,681
                                          ---------     ---------     ---------
              Operating income              110,450       123,417       104,111
Interest income                              10,285        11,732         7,373
                                          ---------     ---------     ---------
Income before income taxes                  120,735       135,149       111,484
Federal and state income taxes               44,565        47,978        39,578
                                          ---------     ---------     ---------
Net Income                                $  76,170     $  87,171     $  71,906
                                          =========     =========     =========
Earnings per share                        $    0.78     $    0.89     $    0.73
                                          =========     =========     =========
Weighted average shares outstanding          97,735        98,359        99,125
                                          =========     =========     =========
Dividends declared per share              $   2.080     $   0.075     $   0.060
                                          =========     =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                        Capital     Additional                Unearned
                                        Stock,       Paid-In      Retained     Compen-
                                        Common       Capital      Earnings      sation     Total
                                      -----------  ------------  ----------  -----------  ---------

Balance, January 1, 2005              $       751  $      8,511  $  380,906  $      (824) $ 389,344
Net income                                     -             -       71,906           -      71,906
Dividends on common stock, $0.060
per share                                      -             -       (5,941)          -      (5,941)
Stock purchase                                (12)       (8,493)    (13,914)          -     (22,419)
Forfeiture of stock awards                     -            (18)         (4)          22         -
Amortization of share based
compensation                                   -             -           -           363        363
                                      -----------  ------------  ----------  -----------  ---------
Balance, December 31, 2005                    739            -      432,953         (439)   433,253
Net income                                     -             -       87,171           -      87,171
Impact of adopting SAB 108                     -             -      (15,854)          -     (15,854)
Dividends on common stock, $0.075
per share                                      -             -       (7,375)          -      (7,375)
Stock split                                   246            -         (246)          -          -
Stock repurchase                               (2)           -       (2,545)          -      (2,547)
Reclassification of share based
compensation                                   -             -         (439)         439         -
Amortization of share based
compensation                                   -            376          -            -         376
                                      -----------  ------------  ----------  -----------  ---------
Balance, December 31, 2006                    983           376     493,665           -     495,024
Net income                                     -             -       76,170           -      76,170
Impact of adopting FIN 48                      -             -       (4,798)          -      (4,798)
Dividends on common stock, $2.08 per
share                                          -             -     (204,312)          -    (204,312)
Stock repurchase                              (13)           -      (19,375)          -     (19,388)
Amortization of share based
compensation                                   -             63          -            -          63
                                      -----------  ------------  ----------  -----------  ---------
Balance, December 31, 2007            $       970  $        439  $  341,350  $        -   $ 342,759
                                      ===========  ============  ==========  ===========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Years Ended December 31,
                                        ---------------------------------------
                                           2007           2006           2005
                                        ---------      ---------      ---------
OPERATING ACTIVITIES
Net income                              $  76,170      $  87,171      $  71,906
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Depreciation and amortization            48,486         47,371         38,248
  Deferred income taxes                       494          5,101         (2,630)
  Amortization of share based
   compensation                                63            376            363
  Gain on disposal of property
   and equipment                          (10,159)       (18,144)        (8,032)
  Changes in certain working
   capital items:
    Trade receivables                        (860)          (639)        (5,758)
    Prepaid expenses                          166         (2,325)          (611)
    Accounts payable, accrued
     liabilities, and accrued expenses      2,731          7,609         11,308
    Accrued income taxes                    2,506          1,554            146
                                        ---------      ---------      ---------
      Net cash provided by
       operating activities               119,597        128,074        104,940
                                        ---------      ---------      ---------
INVESTING ACTIVITIES
Proceeds from sale of property
 and equipment                             13,228          1,966          2,310
Purchases of property and equipment,
 net of trades                            (43,579)       (76,056)       (49,154)
Net sale (purchases) of municipal bonds   134,186        (40,574)       (25,528)
Change in other assets                       (207)          (889)          (433)
                                        ---------      ---------      ---------
      Net cash provided by (used in)
       investing activities               103,628       (115,553)       (72,805)
                                        ---------      ---------      ---------
FINANCING ACTIVITIES
   Cash dividend                         (204,336)        (6,882)        (5,960)
   Stock repurchase                       (19,388)        (2,547)       (22,419)
                                        ---------      ---------      ---------
      Net cash used in financing
       activities                        (223,724)        (9,429)       (28,379)
                                        ---------      ---------      ---------
Net (decrease) increase in cash
 and cash equivalents                        (499)         3,092          3,756

CASH AND CASH EQUIVALENTS

Beginning of year                           8,459          5,367          1,611
                                        ---------      ---------      ---------
End of year                             $   7,960      $   8,459      $   5,367
                                        =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

Cash paid during the year for:
   Income taxes, net                    $  41,564      $  41,323      $  42,062
Noncash investing activities:
   Fair value of revenue equipment
      traded                            $   6,429         45,669      $  41,866
   Purchased property and equipment
      in accounts payable at year end         459          2,638             68
   Common stock dividends declared
      in accounts payable at year end       1,954          1,978           1,48

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting Policies

Nature of Business:

     Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona. The Company operates the business as one reportable segment.

Principles of Consolidation:

     The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation.

Use of Estimates:

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

     Cash   equivalents  are   short-term,   highly  liquid   investments   with
insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.7 million in 2007 and $5.5 million in 2006 are classified as other assets. The restricted funds represent those required by state agencies for self-insurance purpose and designated funds that are earmarked for a specific purpose not for general business use.

Short-term Investments:

     The Company's investments are primarily in the form of tax free short-term auction rate educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. All investments have AAA (or equivalent) rating from recognized rating agencies. These investments are reported at amortized cost and reviewed for impairment as deemed necessary. Investment income received is generally exempt from federal income taxes and accrued as earned.

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

Property, Equipment, and Depreciation:

     Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred. Tires are capitalized separately from revenue equipment and are amortized over two years.

     Effective July 1, 2005, gains from the trade of revenue equipment are being recognized in operating income in compliance with Statement of Financial Accounting Standards ("SFAS") No. 153, "Accounting for Non-monetary
Transactions". Prior to July 1, 2005, gains from the trade-in of revenue equipment were deferred and presented as a reduction of the depreciable basis of new revenue equipment. Operating income for the years ended December 31, 2007, 2006 and 2005 were favorably impacted by $1.9 million, $17.6 million and $6.5 million, respectively, from gains on the trade-in of revenue equipment. SFAS No. 153 was adopted prospectively July 1, 2005, thus trade-ins that occurred prior to July 1, 2005 did not impact gain on sale.

     Depreciation   for  financial   statement   purposes  is  computed  by  the
straight-line method for all assets other than tractors. Tractors are depreciated by the 125% declining balance method. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

     Lives of the assets are as follows:

                                                    Years
              Land improvements and building         3-30
              Furniture and fixtures                 3-5
              Shop & service equipment               3-10
              Revenue equipment                      5-7

Advertising Costs:

     The Company expenses all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of income. Advertising expense was $2.3 million, $3.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005.

Goodwill:

     Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Management determined that no impairment charge was required for the years ended December 31, 2007, 2006 and 2005.

Workers' Compensation and Accident Costs:

     Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, not covered by insurance. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers' compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.

Revenue and Expense Recognition:

     Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered. Sales taxes and other taxes collected from customers and remitted to the government are recorded on a net basis. Fuel surcharge revenue charged to customers is included in operating revenue.

Earnings per Share:

     Earnings per share are based upon the weighted average common shares outstanding during each year. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share. All earnings per share data presented reflect the four-for-three stock split on May 15, 2006.

Share-Based Compensation:

     The Company recorded share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." This standard requires that share-based transactions be accounted for and recognized in the statement of income based on their fair value. At December 31, 2006, the Company had one share-based compensation program, which is further detailed in Note 7. That program expired in March of 2007 and, at this date, the Company does not plan any additional share-based programs.

Impairment of Long-Lived Assets:

     The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2007, 2006, and 2005.

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

     Beginning with the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

New Accounting Pronouncements:

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measures. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157's fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. As of December 31, 2007, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. SFAS No. 159 is effective for the Company January 1, 2008. Management believes that SFAS No. 159 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") and SFAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51" ("SFAS 160") (collectively, "the Statements"). The Statements require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Statements are effective for periods.

beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting the Statements on its results of operations and financial position.

2. Adopted Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123R eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for and recognized in the statement of income based on their fair value. SFAS 123R also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123R on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon adoption. The amortization of unearned compensation is being recorded as additional paid-in capital effective January 1, 2006. All remaining unearned compensation was amortized as of December 31, 2007. The implementation of SFAS No. 123R had no effect on the Company's results of operations for the twelve months ended December 31, 2007 and 2006.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 was effective as of the beginning of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted the provisions of SAB No. 108 and recorded a $15.9 million cumulative adjustment to the January 1, 2006 retained earnings for a previously unrecorded state income tax exposure liability and related deferred tax liability. The amount recorded pertains to potential state income tax liabilities for the years 1996 through 2005 and the impact on deferred tax liabilities for those same years. These errors were considered immaterial under the Company's previous method of evaluating misstatements.

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109) ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a cumulative adjustment of approximately $4.8 million to decrease the January 1, 2007 retained earnings upon adoption as allowed under the interpretation's transition provisions.

3.   Concentrations of Credit Risk and Major Customers

     The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. The Company's five largest customers accounted for 36% of total gross revenues for the year ended December 31, 2007 and 35% and 32% for the years ended December 31, 2006 and 2005 respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2007, 2006, and 2005. Annual revenues for this customer were $77.1 million, $79.5 million, and $66.2 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

4. Income Taxes

     Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Deferred tax assets and liabilities as of December 31 are as follows:

                                                            2007        2006
                                                          ---------   ---------
                                                              (in thousands)
Long-term deferred income tax
liabilities, net
  Property and equipment                                  $  59,557   $  57,623
  Indirect tax benefits of FIN48 tax accruals                (8,987)          -
                                                          ---------   ---------
                                                          $  50,570   $  57,623
                                                          ---------   ---------
Current deferred income tax assets,
net:
   Allowance for doubtful accounts                        $     305   $     306
   Accrued expenses                                           6,548       6,691
   Insurance accruals                                        23,941      22,351
   Other                                                       (351)       (171)
                                                          ---------   ---------
                                                          $  30,443   $  29,177
                                                          =========   =========

     The Company has not recorded a valuation allowance. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods as a result of the Company's history of profitability, taxable income and reversal of deferred tax liabilities.


The income tax provision is as follows:
                                                2007        2006        2005
                                              ---------   ---------   ---------
Current income taxes:                                  (in thousands)
Federal                                       $  37,800   $  35,821   $  37,709
State                                             6,271       7,056       4,499
                                              ---------   ---------   ---------
                                                 44,071      42,877      42,208
                                              ---------   ---------   ---------
Deferred income taxes:
Federal                                            (746)      4,758      (1,825)
State                                             1,240         343        (805)
                                              ---------   ---------   ---------
                                                    494       5,101      (2,630)
                                              ---------   ---------   ---------
Total                                         $  44,565   $  47,978   $  39,578
                                              =========   =========   =========

     The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                                2007        2006        2005
                                              ---------   ---------   ---------
                                                       (in thousands)
Federal tax at statutory rate (35%)           $  42,257   $  47,302   $  39,019
State taxes, net of federal benefit               5,515       4,809       2,401
Non-taxable interest income                      (3,451)     (4,039)     (2,540)
Other                                               244         (94)        698
                                              ---------   ---------   ---------
                                              $  44,565   $  47,978   $  39,578
                                              =========   =========   =========

     As stated in Note 2 above, the Company adopted SAB 108 by recording a $15.9 million cumulative adjustment to retained earnings during the year ended December 31, 2006. The Company adjusted retained earnings due to a previously unrecorded state income tax exposure liability of $11.8 million and related increase in the deferred tax liability of $4.1 million.

     In July 2006, the FASB issued FIN 48. The Company adopted the provisions of FIN 48, effective January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption. At December 31, 2007, the Company had a total of $25.7 million in gross unrecognized tax benefits. Of this amount, $16.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                              (in thousands)
Balance at January 1, 2007                                     $    25,180
Additions based on tax positions related
 to current year                                                     3,320
Additions for tax positions of prior years                              -
Reductions for tax positions of prior years                             -
Reductions due to lapse of applicable statute
 of limitations                                                     (2,824)
Settlements                                                             -
                                                               -----------
Balance at December 31, 2007                                   $    25,676
                                                               ===========

     The total amount of accrued interest and penalties for such unrecognized tax benefits was $13.1 million as of January 1, 2007, the date of adoption, and was $14.9 million at December 31, 2007 and is included in income taxes payable. Interest and penalties related to unrecognized tax benefits are classified as income tax expense in our consolidated statements of income and was $1.8 million for the year ended December 31, 2007. Management's estimate of the range of the reasonably possible change in the amount of unrecognized tax benefits is a decrease of $2.5 to $3.5 million during the next 12 months mainly due to the expiration of certain statute of limitations. The Company does not currently anticipate any significant increases in unrecognized tax benefits within the next 12 months. The federal statute of limitations remains open for the years 2004 and forward. Tax years 1997 and forward are subject to audit by state tax authorities depending on the tax code of each state.

5.  Related Party Transactions

     Prior to moving into the new corporate headquarters in July 2007, the Company leased two office buildings and a storage building from its chief executive officer under a lease which provided for monthly rentals of approximately $0.03 million plus the payment of all property taxes, insurance and maintenance, which are reported in the Company's consolidated financial statements. The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from approximately $0.025 million to approximately $0.03 million. The lease was terminated in July 2007 with no penalties for early termination. The Company currently rents storage space from its chief executive officer on a month-to-month lease, which provides monthly rentals that are not significant. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.

     Rent expense paid to the Company's chief executive officer totaled approximately $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005 respectively. Rent expense is included in rent and purchased transportation per the consolidated statements of income. There were not any amounts due and not paid under these leases as of December 31, 2007.

     During the first quarter of 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's chief executive officer for $1.25 million. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

     The Company acquired a new corporate headquarters and shop facility from its CEO on July 12, 2007 for $15.4 million. This amount represents the actual cost of the facilities. This transaction was consummated to facilitate a like-kind exchange for the benefit of the Company and was approved by the Board of Directors.

6.   Accident and Workers' Compensation Insurance Liabilities

     The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $1.0 million for any individual claim. In addition, the Company is responsible for $2.0 million in the aggregate for all claims in excess of $1.0 million and below $2.0 million. Liabilities in excess of these amounts are assumed by an insurance company up to $50.0 million. The Company increased the retention amount from $0.5 million to $1.0 million for each claim effective April 1, 2003.

     The Company acts as a self-insurer for workers' compensation liability up to $1.0 million for any individual claim. The Company increased the retention amount from $0.5 million to $1.0 million effective April 1, 2005. Liabilities in excess of this amount are assumed by an insurance company. The State of Iowa has required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program. This deposit has been classified in other assets on the consolidated balance sheet. In addition, the Company has provided its insurance carriers with letters of credit of approximately $2.5 million in connection with its liability and workers' compensation insurance arrangements. There were no outstanding balances due on the letters of credit at December 31, 2007 or 2006.

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

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits after the approval, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. In 2007, 2006 and 2005, respectively, 1.3 million, 0.2 million, and 1.2 million shares were repurchased in the open market and pursuant to a trade plan under Rule 10b5-1, and retired. The authorization to repurchase remains open at December 31, 2007 and has no expiration date. Approximately 12.3 million shares remain authorized for repurchase under the Board of Director's approval.

     On March 7, 2002, the principal stockholder awarded approximately 0.2 million shares of his common stock to key employees of the Company. These shares had a fair market value of $11.00 per share on the date of the award. The shares vested over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares were returned to the principal stockholder. The fair market value of these shares, approximately $2.0 million on the date of the award, was treated as a contribution of capital and was amortized on a straight-line basis over the five year vesting period as compensation expense. Compensation expense of approximately $0.1 million, $0.4 million, and $0.4 million, was recognized for the years ended December 31, 2007, 2006, and 2005, respectively. The original value of forfeited shares is treated as a reduction of additional paid in capital and unearned compensation in the consolidated statements of shareholders' equity. There were no shares forfeited during the years ended December 31, 2007 and 2006. There were 2,000 shares forfeited in 2005 and no shares forfeited in 2004.

     In addition to quarterly dividends declared during 2007, the Company announced a one-time special dividend of $2.00 per common share, approximately $196.5 million, paid May 30, 2007 to stockholders of record on May 24, 2007.

8.   Profit Sharing Plan and Retirement Plan

     The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $1.4, million, $1.4 million, and $1.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

9.   Commitments and Contingencies

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

10. Quarterly Financial Information (Unaudited)

                                    First      Second       Third       Fourth
                                  ---------   ---------   ---------   ---------
                                     (In Thousands, Except Per Share Data)
Year ended December 31, 2007
   Operating revenue              $ 143,429   $ 149,103   $ 146,575   $ 152,786
   Operating income                  31,288      28,070      26,509      24,583
   Income before income taxes        34,604      30,976      28,250      26,905
   Net income                        22,553      19,841      17,145      16,631
   Earnings per share                  0.23        0.20        0.18        0.17

Year ended December 31, 2006
   Operating revenue              $ 134,999   $ 143,059   $ 147,057   $ 146,804
   Operating income                  28,099      35,499      32,534      27,284
   Income before income taxes        30,605      38,406      35,675      30,462
   Net income                        19,740      24,772      23,011      19,648
   Earnings per share (1)              0.20        0.25        0.23        0.20

     (1)  The  above   earnings   per  share  data  reflect  the  May  15,  2006
          four-for-three stock split.


11.  Subsequent Events

     On January 3, 2008, the Company paid the $1.9 million dividend declared during the fourth quarter of 2007.

     Subsequent to December 31, 2007, the Company has repurchased  approximately
0.8 million shares of common stock for an aggregate purchase price of approximately $10.6 million. As a result of the stock repurchase, retained earnings was decreased approximately $10.6 million subsequent to December 31, 2007.

     During February 2008, the Company experienced approximately $110 million in unsuccessful auctions of short-term investments. The Company will be required to hold such investments until a successful auction occurs or the underlying securities are called by the issuer. Management believes that current amounts of cash and cash equivalents along with cash flows from operations are sufficient to meet the Company's short term cash flow requirements which would not require the sale of such short-term investments at discounted pricing. The Company will continue to explore other financing alternatives to meet cash flow requirements although no requirement currently exists.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      (In Thousands, Except Per Share Data)

          Column A                  Column B          Column C         Column D       Column E
----------------------------------------------------------------------------------------------
                                                    Charges To
                                                -------------------
                                   Balance At    Cost                                 Balance
                                   Beginning      And       Other                     At End
             Description           of Period    Expense    Accounts    Deductions    of Period
----------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2007       $     775    $    44    $     -     $       44    $     775

Year ended December 31, 2006             775        221          -            221          775

Year ended December 31, 2005             775         84          -             84          775



Exhibit No. 3.2

                           AMENDED AND RESTATED BYLAWS

                                       OF

                             HEARTLAND EXPRESS, INC.


                                    ARTICLE I

                                     OFFICES

Section 1. Principal  Office.
     In the State of Nevada the principal office of the Corporation shall be at One East First Street, Reno, Washoe County, Nevada 89501.

Section 2. Additional Offices.
     The Corporation may also have offices at such other places, both within and without the State of Nevada as the Board of Directors may from time to time determine or as the business of the Corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

Section 1. Time and Place.
     A meeting of stockholders for any purpose may be held at such time and place, within or without the State of Nevada, as the Board of Directors may fix from time to time and as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 2. Annual Meeting.
     Annual meetings of stockholders, commencing with the year 1987, shall be held at any time within six (6) months after the fiscal year end and at such place, date and time as shall, from time to time, be designated by the Board of Directors and stated in the notice of the meeting. At such annual meeting, the stockholders shall elect by a plurality vote a Board of Directors and transact such other business as may properly be brought before the meeting.

Section 3. Special Meetings.
     Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of the stockholders owning not less than twenty percent (20%) of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 4. Notice of Meeting.
     Notices of meetings shall be in writing and signed by the President or Vice President, or the Secretary, or an assistant secretary, or by such other person or persons as the Directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place, which may be within or without this state, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before such meeting. If mailed, it shall be directed to a shareholder at his address as it appears on the records of the Corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such shareholder. Personal delivery of any such notice to any officer of a corporation or association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery or mailing of the notice of or prior to the holding of the meeting, it shall not be necessary to deliver or mail notice of the meeting to the transferee.

Section 5. Purpose of Special Meeting.
     Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

Section 6. Quorum; Adjournments.
     The holders of forty percent (40%) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or the Articles of Incorporation. When a quorum is present or represented at any meeting, the vote of a majority of the shares present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or the Articles of Incorporation a different vote is required in which case such express provision shall govern and control the decision of such question. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 7. Proxies.
     At any meeting of the stockholders, any stockholder may be represented and vote by proxy or proxies appointed by an instrument in writing. In the event any such instrument in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, than that one shall have and may exercise all the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six months from the date of its execution, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until an instrument revoking it or a duly executed proxy bearing a later date is filed with the Secretary of the Corporation.

Section 8. Action by Consent.
     Any action, except election of directors, which may be taken by a vote of the stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statutes or the Articles of Incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                                   ARTICLE III

                                    DIRECTORS

Section 1. General Powers; Number; Tenure.
     The business of the Corporation shall be managed by its Board of Directors, which may exercise all powers of the Corporation and perform all lawful acts and thing which are not by law, the Articles of Incorporation or these Bylaws directed or required to be exercised or performed by the stockholders. Within the limits specified in this Section 1, the minimum number of directors shall be one until such time as there is more than one stockholder and upon such event the minimum number of directors shall be three. In the sole discretion of the Board of Directors, the number of directors may from time to time be increased or decreased; provided the number of directors shall not be decreased to less than three unless there are then less than three stockholders in which event the number of directors may be reduced to the number of then stockholders. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor is elected and shall qualify. Directors need not be stockholders.

Section 2. Vacancies.
     If any vacancies occur in the Board of Directors, or if any new directorships are created, they may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Each director so chosen shall hold office until the next annual meeting of stockholders and until his successor is duly elected and shall qualify. If there are no directors in office, any officer or stockholder may call a special meeting of stockholders in accordance with the provisions of the Articles of Incorporation or these Bylaws, at which meeting such vacancies shall be filled.

Section 3. Removal; Resignation.

     (a) Except as otherwise provided by law or the Articles of Incorporation, any director, directors or the entire Board of Directors may be removed, with or without cause, by the vote or written consent of stockholders representing not less than two-thirds of the issued and outstanding capital stock entitled to voting power.

     b) Any director may resign at any time by giving written notice to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, a resignation shall take effort upon delivery thereof to the Board of Directors or the designated officer. It shall not be necessary for a resignation to be accepted before it becomes effective.

Section 4. Place of Meetings.
     The Board of Directors may hold meetings, both regular and special, either within or without the State of Nevada.

Section 5. Annual Meeting.
     The annual meeting of each newly elected Board of Directors shall be held immediately following the annual meeting of stockholders, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present.

Section 6. Regular Meetings.
     Additional regular meetings of the Board of Directors may be held without notice, at such time and place as may from time to time be determined by the Board of Directors.

Section 7. Special Meetings.
     Special meetings of the Board of Directors may be called by the President or Secretary on the written request of two directors on at least 2 days' notice to each director, if such notice is delivered personally or sent by telegram, or on at least 3 days' notice if sent by mail. Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of one-half or more of the number of directors then in office. Any such notice need not state the purpose or purposes of such meeting except as provided in Article X.

Section 8. Quorum; Adjournments.
     At all meetings of the Board of Directors, a majority of the directors then in office shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by law or the Articles of Incorporation. If a quorum is not present at any meeting of the Board of Directors, the directors present may adjourn the meeting, from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 9. Compensation.
     Directors shall be entitled to such compensation for their services as directors and to such reimbursement for any reasonable expenses incurred in attending meetings as may from time to time be fixed by the Board of Directors. The compensation of directors may be on such basis as is determined by the Board of Directors. Any director may waive compensation for any meeting. Any director receiving compensation under these provisions shall not be barred from serving the Corporation in any other capacity and receiving compensation and reimbursement for reasonable expenses for such other services.

Section 10. Action by Consent.
     Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if a written consent, setting forth the action so taken, is signed by all members of the Board of Directors entitled to vote and such written consent is filed with the minutes of its proceedings.

Section 11. Meetings by Telephone or Similar Communications.
     The Board of Directors may participate in a meeting by means of conference telephone or similar communications equipment by means of which all directors participating in the meeting can hear each other, and participation in such meeting shall constitute presence in person by such director at such meeting.

                                   ARTICLE IV

                                   COMMITTEES

Section 1. Executive Committee.
     The Board of Directors, by resolution adopted by a majority of the whole Board, may appoint an Executive Committee consisting of at least one and not more than five directors, one of whom shall be designated as Chairman of the Executive Committee. Each member of the Executive Committee shall continue as a member thereof until the expiration of his term as a director, or his earlier resignation, unless sooner removed as a member or as a director.

Section 2. Powers.
     The Executive Committee shall have and may exercise those rights, powers and authority of the Board of Directors as may from time to time be granted to it (to the extent permitted by law) by the Board of Directors and may authorize the seal of the Corporation, if any, to be affixed to all papers which may require it.

Section 3. Procedure; Meetings.
     The Executive Committee shall fix its own rules of procedure and shall meet at such times and at such place or places as may be provided by such rules or as the members of the Executive Committee shall provide. The Executive Committee shall keep regular minutes of its meetings and deliver such minutes to the Board of Directors. The Chairman of the Executive Committee, or, in his absence, a member of the Executive Committee chosen by a majority of the members present, shall preside at meetings of the Executive Committee, and another member thereof chosen by the Executive Committee shall act as Secretary of the Executive Committee.

Section 4. Quorum.
     A majority of the Executive Committee shall constitute a quorum for the transaction of business, and the affirmative vote of a majority of the members of the Executive Committee shall be required for any action of the Executive Committee; provided, however, that when an Executive Committee of one member is authorized under the provisions of Section 1 of this Article, such one member shall constitute a quorum.

Section 5. Other Committees.
     The Board of Directors, by resolutions adopted by a majority of the whole Board-, may appoint such other committee or committees as it shall deem advisable and with such functions and duties as the Board of Directors shall prescribe.

Section 6. Vacancies; Changes; Discharge.
     The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, and to discharge any committee.

Section 7. Compensation.
     Members of any committee shall be entitled to such compensation for their services as members of any such committee and to such reimbursement for any reasonable expenses incurred in attending committee meetings as may from time to time be fixed by the Board of Directors. Any member may waive compensation for any meeting. Any committee member receiving compensation under these provisions shall not be barred from serving the Corporation in any other capacity and receiving compensation and reimbursement of reasonable expenses for such other services.

Section 8. Action by Consent.
     Any action required or permitted to be taken at any meeting of any committee of the Board of Directors may be taken without a meeting if a written consent to such action is signed by all members of the committee and such written consent is filed with the minutes of its proceedings.

Section 9. Meetings by Telephone or Similar Communications.
     The members of any committee designated by the Board of Directors may participate in a meeting of such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in such meeting can hear each other and participation in such meeting shall constitute presence in person at such meeting.

                                    ARTICLE V

                                     NOTICES

Section 1. Form; Delivery.
     Whenever, under the provisions of law, the Articles of Incorporation or these Bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice unless otherwise specifically provided, but such notice shall be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid. As to stockholders, such notice shall be signed by the President or a vice president, or the Secretary, or an assistant secretary, or by such other person or persons as the Board of Directors shall designate and such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place, which may be within or without the State of Nevada, where it is be held. Such notices shall be deemed to have been given at the time they are deposited in the United States mail. Notice to a director may also be given personally or by telegram sent to his address as it appears on the records of the Corporation.

Section 2. Waiver.
     Whenever any notice is required to be given under the provisions of law, the Articles of Incorporation or these Bylaws, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed to be equivalent to such notice. In addition, whenever all persons entitled to vote at any meeting, whether directors or stockholders, consent, either by a writing on the records of the meeting or filed with the Secretary, or by presence at such meeting, and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the actions of such meeting shall be as valid as if had at a meeting regularly called and noticed. At such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at that time. If any meeting is irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of the meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties, having the right to vote at such meeting.

                                   ARTICLE VI

                                    OFFICERS

Section 1. Designations.
     The officers of the Corporation shall be chosen by the Board of Directors. The Board of Directors may choose a Chairman of the Board, a President, a Vice President or Vice Presidents, a Secretary, a Treasurer, one or more Assistant Secretaries and/or Assistant Treasurers and other officers and agents as it shall deem necessary or appropriate. All officers of the Corporation shall exercise such powers and perform such duties as shall from time to time be determined by the Board of Directors. Any number of offices may be held by the same person, unless the Articles of Incorporation or these Bylaws otherwise provide.

Section 2. Term of Office; Removal.
     The Board of Directors at its first regular meeting after each annual meeting of stockholders shall choose a President, a Secretary and a Treasurer. The Board of Directors may also choose a Chairman of the Board, a Vice President or Vice Presidents, one or more Assistant Secretaries and/or Assistant
Treasurers, and such other officers and agents as it shall deem necessary or appropriate. Each officer of the Corporation shall hold office until his successor is chosen and shall qualify. Any officer elected or appointed by the Board of Directors may be removed, with or without cause, at any time by the affirmative vote of a majority of the directors then in office. Such removal shall not prejudice the contract rights, if any, of the person so removed. Any vacancy occurring in any office of the Corporation may be filled for the unexpired portion of the term by the Board of Directors.

Section 3. Compensation.
     The salaries of all officers of the Corporation shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

Section 4. The Chairman of the Board.
     The Chairman of the Board, if any, shall be an officer of the Corporation and, subject to the direction of the Board of Directors, shall perform such executive, supervisory and management functions and duties as may be assigned to him from time to time by the Board of Directors. He shall, if present, preside at all meetings of stockholders and of the Board of Directors.

Section 5. The President.

     (a) The President shall be the chief executive officer of the Corporation and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs and property of the
          Corporation and general supervision over its other officers and agents. In general, he shall perform all duties incident to the office of President and shall see that all orders and resolutions of the Board of Directors are carried into effect. In addition to and not in limitation of the foregoing, the President shall be empowered to authorize any change of the principal office or registered agent (or both) of the Corporation in the State of Nevada.

     (b) Unless otherwise prescribed by the Board of Directors, the President shall have fully power and authority on behalf of the Corporation to attend, act and vote at any meeting of security holders of other corporations in which the Corporation may hold securities. At such meeting the President shall possess and may exercise any and all rights and powers incident to the ownership of such securities which the Corporation might have possessed and exercised if it had been present. The Board of Directors may from time to time confer like powers upon any other person or persons.

Section 6. The Vice President.
     The Vice President, if any (or in the event there be more than one, the Vice Presidents in the order designated, or in the absence of any designation, in the order of their election), shall, in the absence of the President or in the event of his disability, perform the duties and exercise the powers of the President and shall generally assist the President and perform such other duties and have such other powers as may from time to time be prescribed by the Board of Directors.

Section 7. The Secretary.
     The Secretary shall attend meetings of the Board of Directors and all meetings of stockholders and record all votes and the proceedings of the meetings in a book to be kept for that purpose and shall perform like duties for the Executive Committee or other committees, if required. He shall give, or cause to be given, notice of all meetings of stockholders and special meetings of the Board of Directors, and shall perform such other duties as may from time to time be prescribed by the Board of Directors, the Chairman of the Board or the President, under whose supervision he shall act. He shall have custody of the seal of the Corporation, if any, and he, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it, and, when so affixed, the seal may be attested by his signature or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal, if any, of the Corporation and to attest the affixing thereof by his signature.

Section 8. The Assistant Secretary.
     The Assistant Secretary, if any (or in the event there be more than one, the Assistant Secretaries in the order designated, or in the absence of any designation, in the order of their election), shall, in the absence of the Secretary or in the event of his disability, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as may from time to time be prescribed by the Board of Directors.

Section 9. The Treasurer.
     The Treasurer shall have the custody of the corporate funds and other valuable effects, including securities, and shall keep fully and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in. such depositories as may from time to time be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, the President and the Board of Directors, at regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

Section 10. The Assistant Treasurer.
     The Assistant Treasurer, if any (or in the event there shall be more than one, the Assistant Treasurers in the order designated, or in the absence of any designation, in the order of their election), shall, in the absence of the Treasurer or in the event of his disability, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as may from time to time be prescribed by the Board of Directors.

                                   ARTICLE VII

                AFFILIATED TRANSACTIONS AND INTERESTED DIRECTORS

Section 1. Affiliated Transactions.
     No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction or solely because his or their votes are counted for such purpose, if:

     (a) The fact of the common directorship or financial interest is disclosed or known to the Board of Directors or committee and noted in the minutes, and the directors or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote sufficient for the purpose without counting the vote or votes of such director or directors; or

     (b) The fact of the common directorship or financial interest is disclosed or known to the stockholders, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares entitled to vote; the votes of common or interested directors or officers shall be counted in any such vote of stockholders; or

     (c) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified.

Section 2. Determining Quorum.
     Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee thereof which authorizes, approves or ratifies the contract or transaction, and if the votes of the common or interested directors are not counted at such meeting, then a majority of the disinterested directors may authorize, approve or ratify the contract or transaction.

                                  ARTICLE VIII

                               STOCK CERTIFICATES

Section 1. Stock Certificates; Uncertificated Shares.

     (a) Where any shares of the capital stock of the Corporation are represented by certificates, each certificate shall be signed by the Chairman of the Board or the President and the Treasurer or an assistant treasurer or the Secretary or an assistant secretary of the Corporation, exhibiting the number and class (and series, if any) of shares owned by him, and bearing the seal, if any, of the Corporation. Such signatures and seal, if any, may be facsimile. A certificate may be manually signed by a transfer agent or registrar other than the
          Corporation or its employee and may be a facsimile. In case any officer who has signed, or whose facsimile signature was placed on, a certificate shall have ceased to be such officer before such certificate is issued, it may nevertheless be issued by the
          Corporation with the same effect as if he were such officer at the date of its issue.

     (b) All stock certificates representing shares of capital stock which are subject to restrictions on transfer or to other restrictions may have imprinted thereon such notation to such effect as may be determined by the Board of Directors.

     (c) The Board of Directors of the Corporation may authorize the issuance of uncertificated shares of some or all of the shares of any or all of its classes or series. The issuance of uncertificated shares shall have no effect on existing certificates for shares until surrendered to the Corporation, or on the respective rights and obligations of the stockholders. Unless otherwise provided by applicable law, the rights and obligations of stockholders shall be identical whether or not certificates represent their shares of stock. Within a reasonable time after the issuance or transfer of uncertificated stock, the Corporation shall send to the registered owner of such shares a written statement containing the information required to be set forth or stated on actual stock certificates as specified herein or by applicable law. At least annually thereafter, the Corporation shall provide to its stockholders of record, a written statement confirming the information contained in the informational statement previously sent pursuant to this section.

Section 2. Registration of Transfer.
     Upon surrender to the Corporation or any transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer; or, in the case of uncertificated shares, upon compliance with appropriate procedures for transferring shares in uncertificated form, it shall be the duty of the Corporation or its transfer agent to issue a new certificate or uncertificated share, as applicable, to the person entitled thereto, to cancel the old certificate, if any, and to record the transaction upon its books.

Section 3. Registered Stockholders.

     (a) Except as otherwise provided by law, the Corporation shall be entitled to recognize the exclusive right of a person who is registered on its books as the owner of shares of its capital stock to receive dividends or other distributions, to vote as such owner, and to hold liable for calls and assessments any person who is registered on its books as the owner of shares of its capital stock. The Corporation shall not be bound to recognize any equitable or legal claim to or interest in such shares on the part of any other person.

     (b) If a stockholder desires that notices and/or dividends shall be sent to a name or address other than the name or address appearing on the stock ledger maintained by the Corporation (or by the transfer agent or registrar, if any), such stockholder shall have the duty to notify the Corporation (or the transfer agent or registrar, if any) in writing, of such desire. Such written notice shall specify the alternate name or address to be used.

Section 4.  Record  Date.
     In order that the Corporation may determine the stockholders of record who are entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution, or to make a determination of the stockholders of record for any other proper purpose, the Board of Directors may, in advance, fix a date as the record date for any such determination. Such date shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to the date of any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting taken pursuant to Section 6 of Article II; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 5. Lost, Stolen or Destroyed Certificates.
     The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation which is claimed to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum, or other security in such form, as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate claimed to have been lost, stolen or destroyed.

                                   ARTICLE IX

                               GENERAL PROVISIONS

Section 1. Dividends.
     Subject to the provisions of the Articles of Incorporation, dividends upon the outstanding capital stock of the Corporation may be declared by the Board of Directors at any regular or special meeting, pursuant to law, and may be paid in cash, in property or in shares of the Corporation's capital stock.

Section 2. Reserves.
     The Board of Directors shall have full power, subject to the provisions of law and the Articles of Incorporation, to determine whether any, and, if so, what part, of the funds legally available for the payment of dividends shall be declared as dividends and paid to the stockholders of the Corporation. The Board of Directors, in its sole discretion, may fix a sum which may be set aside or reserved over and above the paid-in capital of the Corporation for working capital or as a reserve for any proper purpose, and may, from time to time, increase, diminish or vary such fund or funds.

Section 3. Fiscal Year.
     The fiscal year of the Corporation shall be as determined from time to time by the Board of Directors.

Section 4. Seal.
     The  corporate  seal  shall  have   inscribed   thereon  the  name  of  the
Corporation, the year of its incorporation and the words "Corporate Seal" and "Nevada."

Section 5. Nevada Acquisition of Controlling Interest Statute.
     The provisions of Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes shall not apply to the Company or to an acquisition of a controlling interest (as defined in the statute) by any existing or future stockholders of the Company.


                                    ARTICLE X

                                   AMENDMENTS

     The Board of Directors shall have the power to make, alter and repeal these Bylaws, and to adopt new bylaws, by an affirmative vote of a majority of the whole Board, provided that notice of the proposal to make, alter or repeal these Bylaws, or to adopt new bylaws, must be included in the notice of the meeting of the Board of Directors at which such action takes place.

Exhibit No. 9.2

                          GERDIN CONTROLLED CORPORATION
                             VOTING TRUST AGREEMENT



     This Voting Trust Agreement is made and entered into this 10th day of July, 2007, by LAWRENCE D. CROUSE, Voting Trustee, RUSSELL A. GERDIN of North Liberty, Johnson County, Iowa and ANN S. GERDIN of North Liberty, Johnson County, Iowa.

                              PRELIMINARY STATEMENT

     Russell A. Gerdin and Ann S. Gerdin (the "Gerdins") have established, and may from time to time in the future establish and amend grantor retained annuity trusts ("GRATs") which may direct that under certain conditions, shares of a Controlled Corporation should be held in the GERDIN CONTROLLED CORPORATION VOTING TRUST. All such shares shall be held and voted by the Voting Trustee in accordance with this VOTING TRUST AGREEMENT.

     The Trustee may from time to time hold shares of a Controlled Corporation for multiple GRATs. The shares of each Controlled Corporation shall be held and administered separately for each GRAT.

     NOW, THEREFORE, it is agreed as follows:

     1.   Definitions.

          A. The Trust created by this Voting Trust Agreement be named the "Gerdin Controlled Corporation Voting Trust", and may be referred to in this Voting Trust Agreement as the "Voting Trust".

          B. The term "Voting Trustee" as used in this Voting Trust Agreement shall refer initially to Lawrence D. Crouse in his capacity as Voting Trustee of this Voting Trust, and to any other person or entity acting as Voting Trustee, Voting Trustees or Successor Voting Trustee. The term "Voting Trustee" may be construed in the singular or plural, and as masculine, feminine or neuter, as the context or circumstances may require.

          C. The term "Voting Shares" shall refer to voting shares of a Controlled Corporation, and any securities of a Controlled Corporation that have voting rights or are convertible into or give the right to acquire voting shares of a Controlled Corporation, and shall include any new, substitute or additional shares or securities with voting rights or which may be converted to shares with voting rights.

          D. The term "Controlled Corporation" shall refer to any business entity which is a "controlled corporation" as to the Settlor of a GRAT under Section 2036(b) of the Internal Revenue Code of 1986, as amended.

     2. Agreement. A duplicate copy of this Voting Trust Agreement, and of every supplemental or amendatory agreement, shall be filed in the office of the Controlled Corporation, and as otherwise required by law. All voting trust certificates issued as hereinafter provided shall be issued, received, and held subject to all the terms of this Voting Trust Agreement. Every person or entity entitled to receive voting trust certificates representing shares of capital stock of a Controlled Corporation, and their transferees and assigns, upon accepting the voting trust certificates issued hereunder, shall be bound by the provisions of this Voting Trust Agreement.

     3. Transfer to Voting Trustee. Each GRAT's shares of common stock of any Controlled Corporation shall be transferred and delivered to the Voting Trustee. All certificates for stock of any Controlled Corporation transferred and delivered to the Voting Trustee pursuant to this Agreement shall be surrendered by the Voting Trustee and cancelled, and new certificates herefor shall be issued to and held by the Voting Trustee in the name of "Lawrence D. Crouse as Voting Trustee." Voting Trustee shall hold the Voting Shares subject to the terms of this Voting Trust Agreement, and shall issue and deliver to the Stockholders voting trust certificates for the shares deposited to this Trust.

     4. Voting Trust Certificates. The voting trust certificates shall be in the following form:

                   Gerdin Controlled Corporation Voting Trust
                                Trust Certificate

         No. ________                                      ________ Shares

     Lawrence D. Crouse, Voting Trustee of the shares of (name of Controlled Corporation), under an agreement dated ___________, 2007, having received certain shares of the Corporation, pursuant to such agreement, which agreement the holder hereof by accepting this certificate ratifies and adopts, hereby certifies that the (name of GRAT) will be entitled to receive a certificate for _________ fully paid common shares of (name of Controlled Corporation), on the expiration of the term of the GRAT or this Voting Trust Agreement, and in the meantime shall be entitled to receive payments equal to any cash dividends or dividends payable in property other than voting shares of (name of Controlled Corporation) that may be collected by the undersigned Voting Trustee upon a like number of such shares held by it under the terms of the Voting Trust Agreement.

     This certificate is transferable only on the books of the undersigned Voting Trustee by the registered holder in person or by his duly authorized attorney, and the holder hereof, by accepting this certificate, manifests his consent that the undersigned Voting Trustee may treat the registered holder hereof as the true owner for all purposes, except the delivery of share certificates, which delivery shall not be made without the surrender hereof.

     In witness whereof the Voting Trustee has executed this certificate this ____ day of ____________, 20__.

                                            _____________________________
                                            Lawrence D. Crouse, Voting Trustee

     5.   Transfer  of  Certificates.  The voting  trust  certificates  shall be transferable at the Voting Trustee's principal office at 901 North Kansas Avenue, North Liberty, Iowa 52317 (or at such other office as the Voting Trustee may designate by an instrument signed by him and sent by mail to the registered holders of voting trust certificates), on the books of the Voting Trustee, by the registered owner thereof, either in person or by attorney thereto duly authorized, upon surrender of their voting trust certificate and execution of an irrevocable Assignment in a form acceptable to Voting Trustee. The Voting Trustee may treat the registered holder as owner thereof for all purposes, but he shall not be required to deliver stock certificates hereunder without the surrender of such voting trust certificates.

     6. Transfer or Sale of Shares. The registered holder of any Voting Trust Certificate may, at any time, make a transfer or sale of shares represented by the Certificate. Upon written notice of any such sale or transfer, the Voting Trustee shall promptly deliver shares held by this Trust in accordance with the written direction of the registered holder. The registered holder shall be entitled to the entire proceeds from the sale of any shares represented by the holder's Voting Trust Certificates.

     7.   Termination Procedure.

          (a) Upon the termination of this Agreement at any time, as hereinafter provided, the Voting Trustee, at such time as he may choose during the period commencing twenty (20) days before and ending twenty (20) days after such termination, shall mail written notice of such termination to the registered owners of the voting trust certificates, at the addresses appearing on the Voting Trustee's transfer books. After the date specified in any such notice (which date shall be fixed by the Voting Trustee), the voting trust certificates shall cease to have any effect, and their holders shall have no further rights under this Agreement other than to receive certificates for shares of the Controlled Corporation's stock or other property distributable under the terms hereof and upon the surrender of such voting trust certificates.

          (b) Within thirty (30) days after the termination of this Agreement, the Voting Trustee shall accomplish the transfer, to the registered holders of all voting trust certificates, of the number of shares of the Controlled Corporation's capital stock, represented by voting trust certificates, upon the surrender thereof properly endorsed, such delivery to be made in each case at the Voting Trustee's office.

     8.   Dividends.

          (a) The holder of each voting trust certificate shall be entitled to receive payments equal to the cash dividends, if any, received by the Voting Trustee upon a like number and class of shares of the Controlled Corporation's capital stock as is called for by each such voting trust certificate. If any dividend in respect of the stock deposited with the Voting Trustee is paid, in whole or in part, in the Controlled Corporation's voting shares, the Voting Trustee shall likewise hold, subject to the terms of this Agreement, the certificates for securities which are received by him on account of such dividend. The holder of each voting trust certificate representing stock on which such dividend has been paid shall be entitled to receive a voting trust certificate issued under this Agreement for the number of shares and class of stock received as such dividend with respect to the shares represented by such voting trust certificate. Holders entitled to receive the dividends described above shall be those registered as such on the Voting Trustee's transfer books at the close of business on the day fixed by the Controlled Corporation for the taking of a record to determine those holders of its stock entitled to receive such dividends.

          (b) If any dividend in respect of the stock deposited with the Voting Trustee is paid other than in cash or in voting shares of the Controlled Corporation, then the Voting Trustee shall distribute the same among the holders of voting trust certificates registered as such at the close of business on the day fixed by the Controlled Corporation for taking a record to determine the holders of shares entitled to receive such distribution. Such distribution shall be made to such holders of voting trust certificates ratably, in accordance with the number of shares represented by their respective voting trust certificates.

          (c) In lieu of receiving cash dividends upon the capital stock of the Controlled Corporation and paying the same to holders of voting trust certificates pursuant to the provisions of this Agreement, the Voting Trustee may instruct the Controlled Corporation in writing to pay such dividends to the holders of the voting trust certificates. Upon receipt of such written instructions and acceptance by the Controlled Corporation, and until revoked by the Voting Trustee, all liability of the Voting Trustee with respect to such dividends shall cease. The Voting Trustee may at any time revoke such instructions and by written notice to the Controlled Corporation direct it to make dividend payments to the Voting Trustee.

     9. Subscription Rights. If any stock or other securities of the Controlled Corporation are offered for subscription to the holder of its capital stock deposited hereunder, the Voting Trustee, promptly upon receipt of notice of such offer, shall mail a copy thereof to each holder of the voting trust certificates. Upon receipt by the Voting Trustee, at least five (5) days prior to the last day fixed by the Controlled Corporation for subscription and payment, of a request from any such registered holder of voting trust certificates to subscribe in his behalf, accompanied with the sum of money required to pay for such stock or securities (not in excess of the amount subject to subscription in respect of the shares represented by the voting trust certificate held by such certificate holder), the Voting Trustee shall make such subscription and payment. Upon receiving from the Controlled Corporation the certificates for shares or securities so subscribed for, the Voting Trustee shall issue to such holder a voting trust certificate in respect thereof if the shares or securities received are voting shares. If, however, the shares or securities are not voting shares, the Voting Trustee shall mail or deliver such securities to the certificate holder in whose behalf the subscription was made, or may instruct the Controlled Corporation to make delivery directly to the certificate holder entitled thereto.

     10.  Dissolution  of  the  Controlled  Corporation.  In  the  event  of the dissolution or total or partial liquidation of the Controlled Corporation, whether voluntary or involuntary, the Voting Trustee shall receive the moneys, securities, rights, or property to which the holders of the Controlled Corporation's capital stock deposited hereunder are entitled, and shall distribute the same among the registered holders of voting trust certificates in proportion to their interests, as shown by the books of the Voting Trustee. Alternatively, the Voting Trustee may in his discretion deposit such moneys, securities, rights, or property with any federally insured bank or trust company doing business in Iowa City, Iowa, with authority and instructions to distribute the same as above provided, and upon such deposit, all further obligations or liabilities of the Voting Trustee in respect of such moneys, securities, rights, or property so deposited shall cease.

     11. Reorganization of the Controlled Corporation. In the event of any merger, consolidation, exchange, sale of assets, or other business combination in which the Controlled Corporation stockholders receive securities of another entity, then in connection with such transfer the term "Controlled Corporation" for all purposes of this Agreement shall be deemed to include such successor entity, and the Voting Trustee shall receive and hold under this Agreement any of such successor's securities having voting power of that are convertible into or give the holder the right to acquire voting securities, received on account of the ownership of the securities held hereunder prior to such business combination. Voting trust certificates issued and outstanding under this Agreement at the time of such business combination may remain outstanding or the Voting Trustee may, in his discretion, substitute for such voting trust certificates new voting trust certificates in appropriate form, and the terms "stock", "capital stock" and "securities" as used herein shall be taken to include any securities having voting power of that are convertible into or give the holder the right to acquire voting securities, which may be received by the Voting Trustee in lieu of all or any part of the Controlled Corporation's capital stock.

     12.  Rights of Voting Trustee.

          (a) Until the actual delivery to the holders of voting trust certificates issued hereunder of stock certificates in exchange therefor, and until the surrender of the voting trust certificates for cancellation, the Voting Trustee shall have the right, subject to the provisions of this paragraph hereinafter set forth, to exercise, in person or by his nominees or proxies, all stockholders' voting rights and powers in respect of all stock deposited hereunder, and to take part in or consent to any corporate or stockholders' actions of any kind whatsoever. The right to vote shall include the right to vote for the election of directors, and in favor of or against any resolution or proposed action of any character whatsoever, which may be presented at any meeting or require the consent of the Controlled Corporation's stockholders. Without limiting such general right, it is understood that such action or proceeding may include, upon terms satisfactory to the Voting Trustee or his nominees or proxies thereto appointed by him, mortgaging, creating a security interest in, and pledging of all or any part of the Controlled Corporation's property, the lease or sale of all or any part of its property, for cash, securities, or other property, and the dissolution of the Controlled Corporation, or its consolidation, merger, reorganization, or recapitalization.

          (b) In voting the stock held by him hereunder either in person or by his nominees or proxies, the Voting Trustee shall exercise his best judgment to select suitable directors of the Controlled
               Corporation, and shall otherwise, insofar as he may as a stockholder of the Controlled Corporation, take such part or action in respect to the management of its affairs as he may deem necessary so as to be kept advised on the affairs of the Controlled Corporation and its management. In voting upon any matter that may come before him at any stockholders' meeting, the Voting Trustee shall exercise like judgment. The Voting Trustee, however, shall not be personally liable for any action taken pursuant to his vote or any act committed or omitted to be done under this Agreement, provided that such commission or omission does not amount to willful misconduct on his part and that he at all times exercises good faith in such matters.

     13.  Voting Trustees.

          (a) The Voting Trustee (and any successor Voting Trustee) may at any time resign by mailing to the registered holders of voting trust certificates a written resignation, to take effect ten (10) days thereafter or upon its prior acceptance. In the event the serving Voting Trustee should die, resign, or for any reason become unable to serve, then that person or entity designated by him in writing (other than Russell A. Gerdin or Ann S. Gerdin) shall serve as Voting Trustee hereunder. If Lawrence D. Crouse shall fail to make such a designation or if his designation fails or qualify, dies, resigns or otherwise becomes unable to serve, then Richard S. Reiser shall serve as successor Voting Trustee, and if Richard S. Reiser is for any reason unable or unwilling to serve, then those of the Settlor's living children who are willing and able shall serve.

          (b) The rights, powers, and privileges of the Voting Trustee named hereunder shall be possessed by the successor Voting Trustees, with the same effect as though such successors had originally been parties to this Agreement. The word "Voting Trustee," as used in this Agreement, means the Voting Trustee or any successor Voting Trustees acting hereunder, and shall include both the single and the plural number. The words "he," "him," and "his," as used in this Agreement in reference to the Voting Trustee shall mean "they," them," and "their," respectively, when more than one Voting Trustee is acting hereunder.

     14.  Term.

          (a) This Agreement shall continue in effect as to each GRAT until the expiration of the term of the GRAT and the distribution of all shares of any Controlled Corporation held by the GRAT. This Agreement shall terminate as to all GRATS on or before December 31, 2017. The voting trust is irrevocable and shall not be subject to amendment or modification.

          (b) At any time within two (2) years prior to the time of expiration of the term hereof as theretofore extended, the holders of all of the voting trust certificates hereunder may, by agreement in writing and with the Voting Trustee's written consent, extend the duration of this Agreement for an additional period not exceeding fifteen (15) years. In the event of such extension, the Voting Trustee shall, prior to the time of expiration as hereinabove provided, as originally fixed, or as theretofore extended, as the case may be, file in any Controlled Corporation's principal office, a copy of such extension agreement, and of the consent thereto. Thereupon the duration of this Voting Trust Agreement shall be extended for the period fixed by such extension agreement, provided, however, that no such extension agreement shall extend the term of this Agreement beyond the maximum period then permitted by applicable law or affect the rights or obligations of persons not parties thereto.

     15. Compensation and Reimbursement of Voting Trustee. The Voting Trustee shall serve without compensation. The Voting Trustee shall have the right to incur and pay such reasonable expenses and charges, to employ and pay such agents, attorneys, and counsel as he may deem necessary and proper to effectuate this Agreement. All such expenses or charges incurred by and due to the Voting Trustee may be deducted from the dividends or other moneys or property received by him on the stock deposited hereunder. Nothing herein contained shall disqualify the Voting Trustee or successor Voting Trustees, or incapacitate him or them from serving any Controlled Corporation or any of the subsidiaries as officer or director, or in any other capacity, and in any such capacity receiving compensation.

     16.  Notice.

          (a) Unless otherwise specifically provided herein, any notice to or communication with the holders of the voting trust certificates hereunder shall be deemed to be sufficiently given or made if enclosed in postpaid envelopes (regular not registered mail) addressed to such holders at their respective addresses appearing on the Voting Trustee's transfer books, and deposited in any post office or post office box. The addresses of the holders of voting trust certificates, as shown on the Voting Trustee's transfer books, shall in all cases be deemed to be the addresses of voting trust certificate holders for all purposes under this Agreement, without regard to what other or different addresses the Voting Trustee may have for any voting trust certificate holder on any other books or records of the Voting Trustee. Every notice so given shall be effective, whether or not received, and the date of mailing shall be the date such notice is deemed given for all purposes.

          (b) Any notice to the Voting Trustee hereunder may be enclosed in a postpaid envelope and sent by registered mail to the Voting Trustee, addressed to him at such addresses as he may from time to time furnish in writing to the Controlled Corporation, and if no such address had been so furnished by the Voting Trustee, then to him in care of the Controlled Corporation.

          (c) All distributions of cash, securities, or other property hereunder by the Voting Trustee to the holders of voting trust certificates may be made, in the Voting Trustee's discretion, by mail (regular or registered mail, as the Voting Trustee may deem advisable), in the same manner as hereinabove provided for the giving of notices to the holders of voting trust certificates.

     17. Entire Agreement. This Agreement supersedes all prior agreements between the parties relating to its subject matter. There are no other understandings or agreements between them concerning the subject matter.

     18. Nonwaiver. No delay or failure by a party to exercise any right under this Agreement, and no partial or single exercise of that right, shall constitute a waiver of that or any other right, unless otherwise expressly provided herein.

     19. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

     20.  Counterparts.   This   Agreement  may  be  executed  in  two  or  more
          counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     21. Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of each of the parties and their respective legal representatives, successors and assigns.

     IN WITNESS WHEREOF, the Voting Trustee has executed this Voting Trust Agreement on the date and year first above written.



                                             /s/Lawrence D. Crouse
                                             Lawrence D. Crouse, Voting Trustee


                                             /s/Russell A. Gerdin
                                             Russell A. Gerdin


                                             /s/Ann S. Gerdin
                                             Ann S. Gerdin

Exhibit No. 21




                         Subsidiaries of the Registrant


                                                                     State of
                                                                  Incorporation

Heartland Express, Inc.                         Parent                  NV

A & M Express, Inc.                             Subsidiary              TN

Heartland Express, Inc. of Iowa                 Subsidiary              IA

Heartland Express Maintenance Services, Inc.    Subsidiary              IA

Heartland Express Services, Inc.                Subsidiary              IA

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


Date: February 28, 2008

                                                   By:  /s/ Russell A. Gerdin
                                                   Russell A. Gerdin
                                                   Chairman and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

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


Date: February 28, 2008

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



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2007, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2008                       By: /s/ Russell A. Gerdin
                                               Russell A. Gerdin
                                               Chairman and
                                               Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2007, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 28, 2008                       By:  /s/ John P. Cosaert
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               and Chief Financial Officer