Form 10-Q
period 2008-03-31
HEARTLAND EXPRESS INC
filed 2008-05-09
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2008                Commission File No.   0-15087
                  --------------                                     --------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                         93-0926999
             ------                                         ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


901 North Kansas Avenue, North Liberty, Iowa                  52317
--------------------------------------------                  -----
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code   (319) 626-3600
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

At March 31, 2008, there were 96,157,633 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1. Financial Statements

        Consolidated  Balance Sheets as of March 31, 2008                 1
         (Unaudited) and December 31, 2007
        Consolidated Statements of Income                                 2
         for the Three Months Ended March 31, 2008 and 2007
         (Unaudited)
        Consolidated Statement of Stockholders' Equity                    3
          for the Three Months Ended March 31, 2008 (Unaudited)
        Consolidated Statements of Cash Flows                             4
          for the Three Months Ended March 31, 2008 and 2007
          (Unaudited)
        Notes to Consolidated Financial Statements                        5

Item 2. Management's  Discussion and Analysis of                         11
        Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk       16

Item 4. Controls and Procedures                                          17

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                18

Item 2. Changes in Securities                                            18

Item 3. Defaults upon Senior Securities                                  18

Item 4. Submission of Matters to a Vote of Security Holders              18

Item 5. Other Information                                                18

Item 6. Exhibits and Reports on Form 8-K                                 18

        Signature                                                        19

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         March 31,  December 31,
ASSETS                                                     2008         2007
                                                         ---------  -----------
CURRENT ASSETS                                          (Unaudited)
   Cash and cash equivalents .........................   $  15,838    $   7,960
   Short-term investments ............................         315      186,944
   Trade receivables, net of
     allowance for doubtful
     accounts of $789 at March 31, 2008
     and $775 at December 31, 2007 ...................      44,309       44,359
   Prepaid tires .....................................       4,247        4,764
   Other current assets ..............................       7,246        3,391
   Income tax receivable .............................          --           57
   Deferred income taxes .............................      32,127       30,443
                                                         ---------    ---------
            Total current assets .....................     104,082      277,918
                                                         ---------    ---------
PROPERTY AND EQUIPMENT
   Land and land improvements ........................      17,264       17,264
   Buildings .........................................      25,413       25,413
   Furniture and fixtures ............................       2,190        2,220
   Shop and service equipment ........................       4,680        4,685
   Revenue equipment .................................     317,523      320,776
                                                         ---------    ---------
                                                           367,070      370,358
   Less accumulated depreciation .....................     140,852      132,545
                                                         ---------    ---------
   Property and equipment, net .......................     226,218      237,813
                                                         ---------    ---------
LONG-TERM INVESTMENTS ................................     186,606           --
GOODWILL .............................................       4,815        4,815
OTHER ASSETS .........................................       5,682        5,748
                                                         ---------    ---------
                                                         $ 527,403    $ 526,294
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ..........   $  13,700    $  13,073
   Compensation & benefits ...........................      15,258       14,699
   Income taxes payable ..............................       9,346           --
   Insurance accruals ................................      61,600       60,882
   Other accruals ....................................       7,147        6,718
                                                         ---------    ---------
            Total current liabilities ................     107,051       95,372
                                                         ---------    ---------
LONG-TERM LIABILITIES
   Income taxes payable ..............................      36,685       37,593
   Deferred income taxes .............................      50,592       50,570
                                                         ---------    ---------
            Total long-term liabilities ..............      87,277       88,163
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01;
      authorized 5,000 shares; none issued ...........         --            --
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued and
     outstanding 96,158 in 2008 and 96,949 in 2007 ...         962          970
   Additional paid-in capital ........................         439          439
   Accumulated other comprehensive loss ..............     (11,801)          --
   Retained earnings .................................     343,475      341,350
                                                         ---------    ---------
                                                           333,075      342,759
                                                         ---------    ---------
                                                         $ 527,403    $ 526,294
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                           2008          2007
                                                         ---------    ---------
OPERATING REVENUE ....................................   $ 149,049    $ 143,429
                                                         ---------    ---------
OPERATING EXPENSES:
   Salaries, wages and benefits ......................   $  48,592    $  48,014
   Rent and purchased transportation .................       5,106        5,222
   Fuel ..............................................      50,499       36,813
   Operations and maintenance ........................       3,963        3,204
   Operating taxes and licenses ......................       2,243        2,280
   Insurance and claims ..............................       3,782        5,590
   Communications and utilities ......................       1,005          856
   Depreciation ......................................      10,412       11,704
   Other operating expenses ..........................       4,332        4,125
   Gain on disposal of property and equipment.........        (644)      (5,666)
                                                         ---------    ---------
                                                           129,290      112,142
                                                         ---------    ---------
            Operating income .........................      19,759       31,287

Interest income ......................................       2,863        3,316
                                                         ---------    ---------
Income before income taxes ...........................      22,622       34,603

Federal and state income taxes .......................       7,959       12,050
                                                         ---------    ---------

Net Income ...........................................   $  14,663    $  22,553
                                                         =========    =========

Earnings per share ...................................   $    0.15    $    0.23
                                                         =========    =========

Weighted average shares outstanding ..................      96,215       98,252
                                                         =========    =========

Dividends declared per share .........................   $   0.020    $   0.020
                                                         =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                   (unaudited)
                                                            Accumu
                                                            -lated
                                                            Other
                            Capital  Additional             Compre-
                             Stock,   Paid-In   Retained    hensive
                            Common    Capital   Earnings     Loss        Total
                           --------- ---------  ---------  ---------  ---------

Balance, January 1, 2008   $     970 $     439  $ 341,350         -   $ 342,759
Comprehensive income:
  Net income                      -         -      14,663         -      14,663
  Change in unrealized
    loss on available-for-sale
    securities, net of tax        -         -          -     (11,801)   (11,801)
                                                                      ---------
  Total comprehensive income                                              2,862
Dividends on common stock,
$0.020 per share                  -         -      (1,924)        -      (1,924)
Stock repurchase                  (8)       -     (10,614)        -     (10,622)
                           --------- ---------  ---------  ---------  ---------
Balance, March 31, 2008    $     962 $     439  $ 343,475  $ (11,801) $ 333,075
                           ========= =========  =========  =========  =========







The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                            2008         2007
                                                         ---------    ---------
OPERATING ACTIVITIES
Net income                                               $  14,663    $  22,553
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                            10,412       11,709
   Deferred income taxes                                    (1,408)       1,634
   Amortization of share based compensation                     -            63
   Gain on disposal of property and equipment                 (644)      (5,666)
   Changes in certain working capital items:
     Trade receivables                                          50       (2,005)
     Prepaid expenses and other current assets              (3,338)      (5,193)
     Accounts payable, accrued liabilities,
      and accrued expenses                                   2,485          783
     Accrued income taxes                                    8,495        9,721
                                                         ---------    ---------
    Net cash provided by operating activities               30,715       33,599
                                                         ---------    ---------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment                 1,827        8,403
Purchases of property and equipment, net of trades            (136)      (6,823)
Net purchases of investments                               (12,032)     (30,272)
Change in other assets                                          66           15
                                                         ---------    ---------
   Net cash used in investing activities                   (10,275)     (28,677)
                                                         ---------    ---------
FINANCING ACTIVITIES
   Cash dividend                                            (1,940)      (1,964)
   Stock repurchase                                        (10,622)          -
                                                         ---------    ---------
      Net cash used in financing activities                (12,562)      (1,964)
                                                         ---------    ---------
Net increase in cash and cash equivalents                    7,878        2,958
CASH AND CASH EQUIVALENTS
Beginning of period                                          7,960        8,459
                                                         ---------    ---------
End of period                                            $  15,838    $  11,417
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for:
   Income taxes, net                                     $     872    $     695
Noncash investing activities:
   Purchased property and equipment
     in accounts payable                                 $     323    $   1,882
   Common stock dividends declared
     in accounts payable                                 $   1,939    $   1,979


The accompanying notes are an integral part of these consolidated financial statements

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the quarter other than the adoption of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157").

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

Note 3. Segment Information

     The Company has ten regional operating divisions in addition to our corporate headquarters; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the guidance in Statement of Financial Accounting Standards ("SFAS") No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have any effect on the Company's financial position, operating income, net income or cash flows for the period ended March 31, 2007. In the consolidated balance sheet as of March 31, 2008, the Company classified accrued interest on auction rate securities as other current assets. The Company previously presented accrued interest on auction rate securities as a component of short-term investments. In the consolidated balance sheet as of December 31, 2007, the Company reclassified $1.7 million of accrued interest from short-term investments to other current assets. In the consolidated statement of cash flows for the period ended March 31, 2007, the Company reclassified $0.6 million from investing activities, net purchases of investments to operating activities, changes in other current assets.

Note 5. Adoption of SFAS 157

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157. SFAS 157 became effective for the Company on January 1, 2008. SFAS No. 157 defines fair value, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable, and enhances disclosures about fair value measurements. Observable inputs are inputs that reflect market data obtained from sources independent of the Company and unobservable inputs are inputs based on the Company's own assumptions based on best information available in the circumstances. The two sources of these inputs are used in applying the following fair value hierarchy:

          o Level 1 - quoted prices in active markets for identical assets or liabilities.
          o Level 2 - quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; modeling with inputs that have observable inputs (i.e. interest rates observable at commonly quoted intervals.
          o Level 3 - valuation is generated from model-based techniques that use significant assumptions not observable in the market.

Under SFAS 157, the Company must value assets and liabilities at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates (with input from our external services providers), are calculated based on our assessment of current market and economic conditions. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

See Note 7 for further discussion of the impact of SFAS 157 for the period ended March 31, 2008. The adoption of SFAS 157 did not have any impact on income from operations, net income, and related earnings per share for the period ended March 31, 2008.

Note 6. Cash and Cash Equivalents

     Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.7 million at March 31, 2008 and December 31, 2007 are included in other assets. The restricted funds represent those required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 7. Investments

     The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available for sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of March 31, 2008. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. Primarily all investments have AAA (or equivalent) ratings from recognized rating agencies as of March 31, 2008. There were not any gains or losses on sales of investments in the auction process prior to auction failures.

     During the quarter ended March 31, 2008 the Company began experiencing failures in the auction process of auction rate securities held by the Company. As of March 31, 2008, all of the Company's auction rate security investments were associated with unsuccessful auctions. Based on the unsuccessful auctions that began during the quarter and continued to exist at March 31, 2008, the Company reclassified these investments to long-term investments as of March 31, 2008. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

     The Company was required to estimate the fair market value of the auction rate security investments in accordance with accounting regulations of SFAS 157, "Fair Value Measurements" which became effective for the Company as of January 1, 2008. Fair market value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the March 31, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Previously, the fair market value of such investments was the recorded amortized cost due to the short-term nature of these investments and recurring auction process, therefore until auction failures began, the fair market value of these investments were calculated using

Level 1 observable inputs per SFAS 157 and fair market value was deemed to be amortized cost. Based on auction failures beginning in mid-February 2008 on auction rate student loan securities and other similar auction rate securities and continued failures through the measurement date, there were not any observable inputs for identical or similar securities as of the March 31, 2008 measurement date. Estimated fair market value of all auction rate security investments as of March 31, 2008 was calculated using unobservable inputs, Level 3 inputs, as defined by SFAS 157. The fair market value of these investments as of the March 31, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of March 31, 2008 relates to the Company's investment in auction rate student loan educational bonds.

     The estimated fair market value of the underlying investments as of March 31, 2008 had declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair market values of the student loan auction rate securities were estimated using an income approach to project cash flows of the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair market value. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $12.1 million. There was not any unrealized loss on investments as of December 31, 2007. The unrealized loss was recorded as an adjustment to other comprehensive loss, $11.8 million net of tax. The Company believes the unrealized loss is a temporary decline in fair market value. Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss. As the Company has the intent and ability to hold these investments until recovery, there was not any other than temporary impairment recorded on these investments during the period ended March 31, 2008. Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair market value remain below cost for an extended period of time or the fair market value decrease significantly from current fair market value, the Company may be required to record an impairment of these investments at which point the impairment would be required to be recorded in the consolidated statement of operations.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2008.

                                                             Available-for-sale
       Level 3 Fair Value Measurements                       debt securities (1)
                                                               (in thousands)

       Balance, December 31, 2007                               $          -
       Purchases, sales, issuances, and settlements                    12,023
       Transfers in to/out of Level 3                                 186,427
       Total gains or losses (realized/unrealized):
            Included in earnings                                           -
            Included in other comprehensive loss                      (12,056)
                                                                -------------

       Balance, March 31, 2008                                  $     186,394
                                                                =============

     (1) Available-for-sale auction rate debt securities had observable market inputs as of December 31, 2007 due to successful auctions. Based on unsuccessful auctions during the quarter ended March 31, 2008 the fair value of these securities was changed to modeling techniques, as described previously, using unobservable market inputs.

         The amortized cost and fair value of investments at March 31, 2008 and December 31, 2007 were as follows:

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
March 31, 2008:                                   (in thousands)
 Current:
  Municipal bonds                $     315            -          -   $      315

 Long-term
  Municipal bonds                      212            -          -          212
  Auction rate student loan
  educational bonds                198,450            -      12,056     186,394
                                 ---------  ------------  ---------  ----------
                                 $ 198,662            -   $  12,056  $  186,606
                                 =========  ============  =========  ==========

December 31, 2007:
 Current:
  Municipal bonds                $     517            -          -   $      517
  Auction rate student loan
  educational bonds                186,427            -          -      186,427
                                 ---------  ------------  ---------  ----------
                                 $ 186,944            -          -   $  186,944
                                 =========  ============  =========  ==========



Note 8. Property, Equipment, and Depreciation

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

Note 10. Dividends

     On March 11, 2008, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.9 million, payable April 2, 2008 to shareholders of record at the close of business on March 20, 2008. On April 2, 2008, the Company paid the $1.9 million dividend declared during the first quarter of 2008.

     Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN48"). Beginning with the adoption of FIN 48, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption and $25.7 million at December 31, 2007. At March 31, 2008, the Company had a total of $24.6 million in gross unrecognized tax benefits. Of this amount, $16.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were reduced by approximately $1.1 million during the period ended March 31, 2008 due to the expiration of certain statutes of limitation. There were no additional tax accruals for uncertain tax positions recorded during the quarter ended March 31, 2008. The total amount of accrued interest and penalties for such unrecognized tax benefits was $15.1 million at March 31, 2008 and $14.9 million at December 31, 2007. Net interest and penalties included in income tax expense for the period ended March 31, 2008 was approximately $0.2 million and was not material for the same period of 2007. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of March 31, 2008, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of unrecognized tax benefits to be a decrease of approximately $2.8 to $3.8 million mainly due to the expiration of certain statute of limitations.

     The federal statute of limitations remains open for the years 2005 and forward. Tax years 1998 and forward are subject to audit by state tax authorities depending on the tax code of each state.

Note 12. Share Repurchases

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. The authorization to repurchase remains open at March 31, 2008 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

     The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2007         2007
                                                     ----------   ----------
Shares of Common Stock Repurchased (in Millions)            0.8           -
Value of stock repurchased (in Millions)             $     10.6   $       -

Note 13. Commitments and Contingencies

     The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

Note 14. Related Party Transactions

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

     Rent expense paid to the Company's chief executive officer totaled approximately $0.02 and $0.06 million for the quarter ended March 31, 2008 and

2007. Rent expense is included in rent and purchased transportation per the consolidated statements of income. There were not any amounts due and not paid under these leases as of March 31, 2008.

Note 15. Accounting Pronouncements

     In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. SFAS No. 159 became effective for the Company January 1, 2008. The adoption did not effect the financial position, results of operations, and cash flows of the Company.

     In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R") and SFAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51 ("SFAS 160")
(collectively, "the Statements"). The Statements require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting the Statements on its results of operations and financial position.

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


Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's eight regional operating centers, not including operations at the corporate headquarters, accounted for 73.7% and 72.9% of the 2008 and 2007 operating revenues. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At March 31, 2008, the Company's tractor fleet had an average age of 2.3 years while the trailer fleet had an average age of 4.1 years. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the first quarter of 2008 with operating revenues of $149.0 million, including fuel surcharges, net income of $14.7 million, and earnings per share of $0.15 on average outstanding shares of 96.2 million. The Company posted an 86.7% operating ratio (operating expenses as a percentage of operating revenues) and a 9.8% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $202.8 million and a debt-free balance sheet. The Company had total assets of $527.4 million at March 31, 2008. The Company achieved a return on assets of 11.1% and a return on equity of 16.2% for the twelve months ended March 31, 2008, compared to the twelve months ended March 31, 2007 which were 13.7% and 18.7%, respectively. The Company's cash flow from operations for the first three months of 2008 of $30.7 million represented a 8.5% decrease from the same period of 2007 mainly due to a decrease in net income adjusted for gains on disposal of property and equipment. The Company's cash flow from operations was 20.6% of operating revenues for the quarter ended March 31, 2008 compared to 23.4% for the same period in 2007.

The decline in the demand for freight services and an overcapacity of trucks has negatively impacted the operating results for the three months ended March 31, 2008. The soft freight demand has resulted in downward pressures on freight and fuel surcharge rates and has resulted in lower equipment utilization. Fuel expense, net of fuel surcharge recoveries, increased 23.0% during the three month period ended March 31, 2008 compared to the 2007 three month period.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                        Three Months Ended
                                                            March 31,
                                                       2008           2007
                                                    ----------     ----------
Operating revenue                                     100.0%         100.0%
                                                    ----------     ----------
Operating expenses:
      Salaries, wages, and benefits                    32.6%          33.5%
      Rent and purchased transportation                 3.4            3.6
      Fuel                                             33.9           25.7
      Operations and maintenance                        2.7            2.2
      Operating taxes and licenses                      1.5            1.6
      Insurance and claims                              2.5            3.9
      Communications and utilities                      0.7            0.6
      Depreciation                                      7.0            8.2
      Other operating expenses                          2.9            2.9
      Gain on disposal of property and equipment       (0.4)          (4.0)
                                                    ----------     ----------
      Total operating expenses                         86.7%          78.2%
                                                    ----------     ----------
                          Operating income             13.3%          21.8%
Interest income                                         1.9            2.3
                                                    ----------     ----------
              Income before income taxes               15.2%          24.1%
Federal and state income taxes                          5.3            8.4
                                                    ----------     ----------
              Net income                               9.8%           15.7%
                                                    ==========     ==========

     The following is a discussion of the results of operations of the three month period ended March 31, 2008 compared with the same period in 2007.

Three Months Ended March 2008 and 2007

     Operating revenue increased $5.6 million (3.9%), to $149.0 million in the first quarter of 2008 from $143.4 million in the first quarter of 2007. The increase in operating revenue resulted from an increase in fuel surcharge revenue of $9.7 million to $27.8 million, offset by a decrease in line haul revenue of approximately $4.1. The increase in fuel surcharge revenue was a direct result of an increase in fuel costs during the period. Fuel surcharge revenue was $18.1 million in the first quarter of 2007. The decrease in line haul revenue was primarily due to a reduction in fleet miles as a direct result of an overall decline in market demand for freight.

     Salaries, wages, and benefits increased $0.6 million (1.2%), to $48.6 million in the first quarter of 2008 from $48.0 million in the first quarter of 2007. The increase in salaries, wages and benefits was the net result of a decrease of approximately $1.1 million of company driver wages and $0.2 million other benefits, offset with increases of $0.3 million in non-driver payroll, $1.3 million in workers' compensation, and $0.3 million in health insurance expense. Driver wages decreased $1.1 million (3.0%), due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight. The mix of the number of employee drivers to independent contractors remained consistent with the same period of 2007 at 95% company drivers and 5% independent contractors based on total fleet miles. The increase in workers' compensation expense of $1.3 million to $2.1 million in the quarter ended March 31, 2008 from $0.8 million in for the same period in 2007 was due to an increase in frequency and severity of claims. Health insurance expense increased $0.2 million (16.4%) to $1.7 million in the first quarter of 2008 from $1.5 million in first quarter of 2007 due to an increase in frequency and severity of claims.

     Rent and purchased transportation decreased $0.1 million (2.2%), to $5.1 million in the first quarter of 2008 from $5.2 million in the first quarter of 2007. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. Purchased transportation increased approximately $0.5 million during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due to an increase in the Company's fuel stability program which was offset by an approximately $0.5 million decrease in purchased transportation due to a reduction in miles driven. Rent expenses decreased approximately $0.1 million during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 as a result of the completed construction of Company headquarter facilities and Phoenix terminal during second quarter of 2007. Both of these facilities were previously rented properties.

     Fuel increased $13.7 million (37.2%), to $50.5 million for the three months ended March 31, 2008 from $36.8 million for the same period of 2007. The increase is the net result of increased fuel prices, a decrease in miles driven, and a decrease in fuel economy associated with the EPA-mandated clean air engines requirements on tractor models acquired during 2006. The Company's fuel cost per company-owned tractor mile increased 41.2% in first quarter of 2008 compared to 2007. Fuel cost per mile, net of fuel surcharge, increased 26.8% in the first quarter of 2008 compared to 2007. The Company's first quarter fuel cost per gallon increased by 41.5% in 2008 compared to 2007.

     Operations and maintenance increased $0.8 million (23.7%), to $4.0 million in the first quarter of 2008 from $3.2 million in the first quarter of 2007 due to an increase in preventative maintenance and parts replacement largely due to more adverse weather conditions during the first quarter of 2008 compared to the same period of 2007 as well as increased aging of equipment.

     Operating taxes and licenses was unchanged at $2.2 million for the first quarter of 2008 and 2007. Insurance and claims decreased $1.8 million (32.3%), to $3.8 million in the first quarter of 2008 from $5.6 million in the first quarter of 2007 due to decreases in the frequency and severity of claims.

     Depreciation decreased $1.3 million (11.0%), to $10.4 million during the first quarter of 2008 from $11.7 million in the first quarter of 2007. The decrease is mainly attributable to a decrease in tractor purchases for the twelve month periods leading up to and including the quarter ends March 31, 2008 and 2007. As tractors are depreciated using the 125% declining balance methods, depreciation expense in years subsequent to the first year after initial purchase, decline. Tractor depreciation decreased $2.0 million to $6.9 million in the quarter ended March 31, 2008 from $8.9 million in the quarter ended March 31, 2007. The decline in tractor depreciation was offset by an increase of $0.3 million in trailer depreciation and $0.2 million on all other assets for the three months ended March 31, 2008 compared to the same period of 2007. The increase in trailer depreciation was the direct result of an increase in the average number of trailers from period to period. The increase in assets other than tractors and trailers was due to additional building and land improvement depreciation associated with new facilities in North Liberty, Iowa and Phoenix, Arizona opened during 2nd and 3rd quarters of 2007.

     Other operating expenses increased $0.2 million (5.0%), to $4.3 million in the first quarter of 2008 from $4.1 million in the first quarter of 2007. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs. The increase of $0.2 million was mainly due to increased costs of highway tolls and freight handling charges.

     Gain on the disposal of property and equipment decreased $5.0 million (88.6%), to $0.6 million during the first quarter of 2008 from $5.6 million in the first quarter of 2007. The first quarter 2007 gain was primarily attributable to the sale of an idle facility in Columbus, Ohio and the sale of the previous corporate headquarters facility in Coralville, Iowa. Gains from the sale of these facilities were $4.9 million. There was no property sales during the quarter ended March 31, 2008. Gains during the first quarter of 2008 were mainly attributable to sales of revenue equipment.

     Interest income decreased $0.4 million (13.7%), to $2.9 million in the first quarter of 2008 from $3.3 million in the same period of 2007. The decrease is the result of lower average balances of cash, cash equivalents, short-term and long-term investments primarily due to the payment of a special dividend in May 2007 of approximately $196.5 million which was primarily funded with the sale of investments.

     The Company's effective tax rate was 35.2% and 34.8%, respectively, in the first quarter of 2008 and 2007.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 86.7% during the first quarter of 2008 compared with 78.2% during the first quarter of 2007. Net income decreased $7.9 million (35.0%), to $14.7 million during the first quarter of 2008 from $22.6 million during the first quarter of 2007.


Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the quarter ended March 31, 2008, was net cash provided by operating activities of $30.7 million compared to $33.6 million in 2007. This decrease of $2.9 million is due primarily to net income (excluding non-cash depreciation, deferred tax and amortization of unearned compensation, and gains on disposal of equipment) being approximately $7.3 million lower in quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 offset with an increase in operating cash flows due to working capital items of approximately $4.4 million. The net increase in cash provided by operating assets and liabilities was primarily the result of changes in insurance accruals and accrued compensation and timing of cash outflows for insurance premiums as well as changes in accounts receivable from period to period. Cash flow from operating activities was 20.6% of operating revenues in 2008 compared with 23.4% in 2007.

     Capital expenditures for property and equipment, net of trade-ins, totaled $0.1 million for the first quarter of 2008 compared to $6.8 million during the same quarter of 2007. Capital expenditures during the first quarter of 2007 included $1.6 million for construction of buildings related to our Phoenix and North Liberty facilities. Construction of these facilities was completed during the second and third quarters of 2007. Capital expenditures for the first quarter of 2007 also included $5.1 million of revenue equipment. There were not any capital expenditures for revenue equipment or construction costs during the first quarter of 2008.

     The Company paid cash dividends of $1.9 million in quarter ended March 31, 2008 compared to $2.0 million in 2007. The Company declared a $1.9 million cash dividend in March 2008, included in accounts payable and accrued liabilities at March 31, 2008, which was paid on April 2, 2008.

     The Company paid income taxes of $0.9 million in 2008 which was slightly higher than income taxes paid during the same period in 2007 of $0.7 million.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at March 31, 2008 and has no expiration date. During the quarter ended March 31, 2008, approximately 0.8 million shares of the Company's common stock were repurchased for approximately $10.6 million at approximately $13.40 per share. The repurchased shares were subsequently retired. There were no share repurchases during the same period of 2007. At March 31, 2008, the Company has approximately
11.5 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

     Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company ended the quarter with $15.8 million in cash and cash equivalents an increase of $7.8 million from December 31, 2007. Subsequent to auction failures of auction rate student loan securities that began in mid-February 2008, the Company has been increasing its cash and cash equivalents with excess cash flows from operations. This redirection of excess net cash flows accounted for the net increase in cash and cash equivalents during the quarter ended March 31, 2008. In addition to cash and cash equivalents, the Company had $0.3 million in short-term investments and $186.6 million in long-term investments. The Company's balance sheet remains debt free.

     As of March 31, 2008, approximately 99.9% of the Company's $186.6 million long-term investment balance was invested in auction rate student loan educational bonds backed by the U.S. government. The majority, (approximately 96.5% of student loan auction rate securities portfolio at cost) of the underlying investments continue to hold AAA (or equivalent) ratings from recognized rating agencies. The remaining 3.5% of the student loan auction rate securities portfolio hold AA ratings. Beginning in mid-February 2008, the auction rate securities began experiencing auction failures due to general liquidity concerns. Prior to the Company experiencing unsuccessful auctions, the auction rate security investments were classified as short-term as they were auctioned and sold or interest rates were reset through a regular auction process occurring at least every 35 days of the initial purchase. Due to the current lack of liquidity in these markets, the Company's current options are to hold the investments and continue to earn average rates of return that currently exceed the average rates of return on other AAA rated, short-term, tax free instruments or sell its investments at a discount. Management continues to believe that current amounts of cash and cash equivalents along with cash flows from operations are sufficient to meet the Company's short term cash flow requirements and therefore has chosen to hold such investments until successful auctions resume or the investments are called by the issuer rather than selling the securities at discounted prices. The Company is confident it would be able to secure financing, without selling investments at a discount, based on the Company's current debt free balance sheet and strong operating results should the need arise.

     The Company was required to estimate the fair market value of the auction rate security investments in accordance with accounting regulations of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which became effective for the Company as of January 1, 2008. Fair market value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the March 31, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Previously, the fair market value of such investments was the recorded amortized cost due to the short-term nature of these investments and recurring auction process, therefore until auction failures began, the fair market value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair market value was deemed to be amortized cost. Based on auction failures beginning in mid-February 2008 on auction rate student loan securities and other similar auction rate securities and continued failures through the measurement date, there were not any observable inputs for identical or similar securities as of the March 31, 2008 measurement date. Estimated fair market value of all auction rate security investments as of March 31, 2008 was calculated using unobservable inputs, Level 3 inputs, as defined by SFAS 157. The fair market value of these investments as of the March 31, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of March 31, 2008 relates to the Company's investment in auction rate student loan educational bonds.

     The estimated fair market value of the underlying investments as of March 31, 2008 had declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair market values of the student loan auction rate securities were estimated using an income approach to project cash flows of the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair market value. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $12.1 million. There was not any unrealized loss on investments as of December 31, 2007. The unrealized loss was recorded as an adjustment to other comprehensive loss, $11.8 million net of tax. The fair market value adjustment did not have any impact on the Company's consolidated statement of operations for the quarter ended March 31, 2008. The Company believes the unrealized loss is a temporary decline in fair market value. Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss. As the Company has the intent and ability to hold these investments until recovery, there was not any other than temporary impairment recorded on these investments during the period ended March 31, 2008. Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair market value remain below cost for an extended period of time, the Company may be required to record an impairment of these investments at which point the impairment would be required to be recorded in the consolidated statement of operations.

     Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. Further, as individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point the Company would receive par value of the investment. As the Company only holds senior positions of underlying securities, the majority of the investments are over collateralized (i.e. the amount of underlying individual student loans owed to the trust exceed debt issued by the trust), primarily all the investments continue to hold AAA or equivalent ratings and the investments are guaranteed by the U.S. government, the Company currently believes it will be able to settle such investments at or near par with no material realized gains (losses).

     Net working capital for the quarter ended March 31, 2008 decreased by $185.5 million over 2007 largely due to a decrease in short-term investments of $186.6 million as a result of the reclassification of $186.9 million of short-term investments to long-term during the quarter ended March 31, 2008, as discussed above.

Off-Balance Sheet Transactions

     The Company's liquidity is not affected by off-balance sheet transactions.

Risk Factors

     You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2007, under the caption "Risk Factors" for specific details on the following factors that are not within the control of the Company and could affect our financial results.

     o Our business is subject to general economic and business factors that are largely out of our control.
     o    Our growth may not continue at historic rates.
     o Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.
     o If fuel prices increase significantly, our results of operations could be adversely affected.
     o Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.
     o We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.
     o Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.
     o We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.
     o If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.
     o We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.
     o    Seasonality   and  the  impact  of  weather   affect  our   operations
          profitability.
     o Ongoing insurance and claims expenses could significantly reduce our earnings.
     o We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.
     o We operate in a highly regulated industry and changes in regulation could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Assuming we maintain our short-term and long-term investment balance consistent with balances as of March 31, 2008, $186.9 million, and if market rates of interest on our short term investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.9 million.

     The Company has no debt outstanding as of March 31, 2008 and therefore, has no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended March 31, 2008 and 2007, fuel expense, net of fuel surcharge, was $24.1 million and $19.6 million or 18.6% and 17.5%, respectively, of the Company's total operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels to reduce its exposure to diesel fuel price fluctuations. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market basis with changes reflected in the statement of income as a component of fuel costs. As of March 31, 2008, the Company has no derivative financial instruments.

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

Item 2. Changes in Securities

Purchases of Equity Securities

                                                                  (d) Maximum
                                                   (c) Total       number of
                                                    of shares    shares that may
                                                  purchased as    yet be pur-
                        (a) Total   (b) Average      part of      chased under
                        number of      price        publicly        the plans
                          shares      paid per   announced plans   or Programs
Period                  Purchased      share        or programs    (in millions)
---------------------  -----------  -----------  ---------------   ------------
January 1, 2008 -
 January  31, 2008        791,600    $   13.40         791,600          11.5
February 1, 2008 -
 February 29, 2008             -            -               -           11.5
March 1, 2008 -
 March 31, 2008                -            -               -           11.5
                       -----------               -------------
Total                     791,600                      791,600
                       ===========               =============

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

          (b)  Reports on Form 8-K
               1. Report on Form 8-K, dated January 25, 2008, announcing the Company's financial results for the quarter ended December 31, 2007.
               2. Report on Form 8-K, dated March 18, 2008, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEARTLAND EXPRESS, INC.

Date: May 9, 2008                          BY: /S/ John P Cosaert
                                               ------------------
                                           John P. Cosaert
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting and
                                            financial officer)

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's independent registered public accounting firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 9, 2008                          By: /s/ Russell A. Gerdin
                                                ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's independent registered public accounting firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 9, 2008                             By: /s/ John P. Cosaert
                                                  ---------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance
                                               Chief Financial Officer and
                                               Treasurer
                                              (principal accounting and
                                               financial officer)

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


Dated:   May 9, 2008                       By: /s/ Russell A. Gerdin
                                               ---------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer


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


Dated: May 9, 2008                         By: /s/ John P. Cosaert
                                              ---------------------
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer