Form 10-Q
period 2008-06-30
HEARTLAND EXPRESS INC
filed 2008-08-08
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 2008                   Commission File No. 0-15087
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

At June 30, 2008, there were 96,157,633 shares of the Company's $0.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1. Financial Statements

        Consolidated Balance Sheets as of
         June 30, 2008 (unaudited) and December 31, 2007                    1
        Consolidated Statements of Income
         for the Three and Six Months Ended
         June 30, 2008 and 2007 (unaudited)                                 2
        Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 2008 (unaudited)                 3
        Consolidated Statements of Cash Flows
         for the Six Months Ended
         June 30, 2008 and 2007 (unaudited)                                 4
        Notes to Consolidated Financial Statements                         5-12

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                       12-20

Item 3. Quantitative and Qualitative Disclosures about Market Risk        20-21

Item 4. Controls and Procedures                                             21

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                   22

Item 2. Changes in Securities                                               22

Item 3. Defaults upon Senior Securities                                     22

Item 4. Submission of Matters to a Vote of Security Holders                 22

Item 5. Other Information                                                   22

Item 6. Exhibits and Reports on Form 8-K                                    22

        Signature                                                           23

                                       HEARTLAND EXPRESS, INC.
                                          AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share amounts)

                                                          June 30,  December 31,
ASSETS                                                      2008         2007
                                                         ---------    ---------
CURRENT ASSETS                                          (Unaudited)

   Cash and cash equivalents ........................... $  27,753    $   7,960
   Short-term investments ..............................       460      186,944
   Trade receivables, net of allowance
     for doubtful accounts of $944 at
     June 30, 2008 and $775 at
     December 31, 2007 .................................    53,036       44,359
   Prepaid tires .......................................     4,760        4,764
   Other current assets ................................     5,976        3,391
   Income tax receivable ...............................      --             57
   Deferred income taxes ...............................    32,578       30,443
                                                         ---------    ---------
             Total current assets ......................   124,563      277,918
                                                         ---------    ---------
PROPERTY AND EQUIPMENT
   Land and land improvements ..........................    17,264       17,264
   Buildings ...........................................    25,430       25,413
   Furniture & fixtures ................................     2,269        2,220
   Shop & service equipment ............................     4,699        4,685
   Revenue equipment ...................................   317,890      320,776
                                                         ---------    ---------
                                                           367,552      370,358
   Less accumulated depreciation .......................   151,454      132,545
                                                         ---------    ---------
   Property and equipment, net .........................   216,098      237,813
                                                         ---------    ---------
LONG-TERM INVESTMENTS ..................................   187,014         --
GOODWILL ...............................................     4,815        4,815
OTHER ASSETS ...........................................     5,676        5,748
                                                         ---------    ---------
                                                         $ 538,166    $ 526,294
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued liabilities ............ $  14,866    $  13,073
   Compensation & benefits .............................    15,449       14,699
   Income taxes payable ................................     1,136         --
   Insurance accruals ..................................    65,308       60,882
   Other accruals ......................................     7,916        6,718
                                                         ---------    ---------
             Total current liabilities .................   104,675       95,372
                                                         ---------    ---------
LONG-TERM LIABILITIES
   Income taxes payable ................................    34,130       37,593
   Deferred income taxes ...............................    49,335       50,570
                                                         ---------    ---------
              Total long-term liabilities ..............    83,465       88,163
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01; authorized 5,000
      shares; none issued ..............................        --           --
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued and
     outstanding 96,158 in 2008 and 96,949 in 2007 .....       962          970
   Additional paid-in capital ..........................       439          439
   Retained earnings ...................................   358,784      341,350
   Accumulated other comprehensive loss ................   (10,159)        --
                                                         ---------    ---------
         Total stockholders' equity ....................   350,026      342,759
                                                         ---------    ---------
                                                         $ 538,166    $ 526,294
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                     (unaudited)               (unaudited)
                                                   2008        2007         2008         2007
                                                   ----        ----         ----         ----
Operating revenue ...........................   $ 164,592   $ 149,103    $ 313,641    $ 292,532
                                                ---------   ---------    ---------    ---------

Operating expenses:
      Salaries, wages, and benefits .........      48,591      50,951       97,183       98,964
      Rent and purchased transportation .....       5,144       5,643       10,250       10,865
      Fuel ..................................      60,495      39,697      110,993       76,510
      Operations and maintenance ............       4,353       3,499        8,316        6,703
      Operating taxes and licenses ..........       2,343       2,338        4,585        4,619
      Insurance and claims ..................       7,012       5,688       10,795       11,278
      Communications and utilities ..........         931       1,013        1,936        1,869
      Depreciation ..........................      10,663      11,877       21,076       23,581
      Other operating expenses ..............       4,139       4,439        8,471        8,564
      Loss (gain) on disposal of property and          11      (4,112)        (633)      (9,778)
      equipment
                                                ---------   ---------    ---------    ---------
      Total operating expenses ..............     143,682     121,033      272,972      233,175
                                                ---------   ---------    ---------    ---------
            Operating income ................      20,910      28,070       40,669       59,357
Interest income .............................       2,236       2,906        5,099        6,222
                                                ---------   ---------    ---------    ---------
Income before income taxes ..................      23,146      30,976       45,768       65,579
Federal and state income taxes ..............       5,915      11,135       13,874       23,185
                                                ---------   ---------    ---------    ---------
Net income ..................................   $  17,231   $  19,841    $  31,894    $  42,394
                                                =========   =========    =========    =========

Earnings per share ..........................   $    0.18   $    0.20    $    0.33    $    0.43
                                                =========   =========    =========    =========
Weighted average shares outstanding .........      96,158      98,252       96,186       98,252
                                                =========   =========    =========    =========
Dividends declared per share ................   $    0.02   $    2.02    $    0.04         2.04
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                              Accumulated
                                          Capital   Additional                   Other
                                           Stock,    Paid-In     Retained    Comprehensive
                                           Common    Capital     Earnings        Loss         Total
                                         ---------  ----------   ---------     ---------    ---------

Balance, December 31, 2007 ............  $     970  $      439   $ 341,350         --      $ 342,759
Comprehensive income:
     Net income .......................         --          --      31,894         --         31,894
     Unrealized loss on
       available-for-sale securities,
        net of tax .....................        --          --         --       (10,159)     (10,159)
                                                                                           ---------
      Total comprehensive income........                                                      21,735
Dividends on common stock, $0.04 per
share ..................................        --          --      (3,846)        --         (3,846)
Stock repurchase .......................        (8)         --     (10,614)        --        (10,622)
                                         ---------    --------   ----------    ---------   ---------
Balance, June 30, 2008 ................. $     962    $    439   $ 358,784     $(10,159)   $ 350,026
                                         =========    ========   =========     =========   =========
























The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Six months ended
                                                                  June 30,
                                                                (Unaudited)
                                                            2008          2007
OPERATING ACTIVITIES
Net income ...........................................   $  31,894       42,394
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization .....................      21,076       23,589
   Deferred income taxes .............................      (3,116)       2,046
   Amortization of share based compensation ..........        --             63
   Gain on disposal of property and equipment ........        (633)      (9,778)
   Changes in certain working capital items:
     Trade receivables ...............................      (8,677)      (5,242)
     Prepaid expenses and other current assets .......      (2,581)      (2,021)
     Accounts payable, accrued liabilities,
       and accrued expenses ..........................       8,277        3,638
     Accrued income taxes ............................      (2,270)         978
                                                         ---------    ---------
    Net cash provided by operating activities ........      43,970       55,667
                                                         ---------    ---------

INVESTING ACTIVITIES
Proceeds from sale of property and equipment .........       1,828       11,614
Purchases of property and equipment, net of trades ...        (650)     (21,940)
Net (purchases) sales of investments .................     (10,943)     159,375
Change in other assets ...............................          72         (200)
                                                         ---------    ---------
   Net cash (used in) provided by investing activities      (9,693)     148,849
                                                         ---------    ---------

FINANCING ACTIVITIES
   Cash dividend .....................................      (3,862)    (202,396)
   Stock repurchase ..................................     (10,622)        --
                                                         ---------    ---------
              Net cash used in financing activities ..     (14,484)    (202,396)
                                                         ---------    ---------

Net increase in cash and cash equivalents ............      19,793        2,120

CASH AND CASH EQUIVALENTS
Beginning of period ..................................       7,960        8,459
                                                         ---------    ---------
End of period ........................................   $  27,753       10,579
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes, net .................................   $  19,260    $  20,161
Noncash investing and financing activities:
  Fair value of revenue and equipment traded .........   $   1,818    $   6,429
  Purchased property and equipment in accounts payable   $     365    $     100
  Common stock dividends declared in accounts payable    $   1,939         --

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2008 other than the adoption of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") as discussed in Note 5.

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

Note 4.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have any effect on the Company's financial position, operating income, net income or cash flows for the period ended June 30, 2007. In the consolidated balance sheet as of June 30, 2008, the Company classified accrued interest on auction rate securities as other current assets. The Company previously presented accrued interest on auction rate securities as short-term investments. In the consolidated balance sheet as of December 31, 2007, the Company reclassified $1.7 million from short-term investments to other current assets. In the consolidated statement of cash flows for the period ended June 30, 2007, the Company reclassified $1.2 million from investing activities as a component of net purchases of investments, to operating activities as a component of changes in other current assets.

Note 5.  Adoption of SFAS 157

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157. SFAS 157 became effective for the Company on January 1, 2008. SFAS No. 157 defines fair value, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable, and enhances disclosures about fair value measurements. Observable inputs are inputs that reflect market data obtained from sources independent of the Company and unobservable inputs are inputs based on the Company's own assumptions based on best information available in the circumstances. The two sources of these inputs are used in applying the following fair value hierarchy:

          o Level 1 - quoted prices in active markets for identical assets or liabilities.
          o Level 2 - quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; modeling with inputs that have observable inputs (i.e. interest rates observable at commonly quoted intervals.
          o Level 3 - valuation is generated from model-based techniques that use significant assumptions not observable in the market

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

See Note 7 for further discussion of the impact of SFAS 157 for the period ended June 30, 2008. The adoption of SFAS 157 did not have any impact on income from operations, net income, and related earnings per share for the three month or six month periods ended June 30, 2008.

Note 6.  Cash and Cash Equivalents

     Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.7 million at June 30, 2008 and December 31, 2007 are included in other assets. The restricted funds represent those required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 7.  Investments

     The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available for sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of June 30, 2008. At the reset date the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. Primarily all investments have AAA (or equivalent) ratings from recognized rating agencies as of June 30, 2008. There were no gains (losses) on sales of investments in the auction process prior to auction failures.

     During the quarter ended March 31, 2008 the Company began experiencing failures in the auction process of auction rate securities held by the Company. As of June 30, 2008, all of the Company's auction rate securities were associated with unsuccessful auctions. Based on the unsuccessful auctions that began during February 2008 and continued through June 30, 2008, the Company reclassified these investments to long-term investments. In addition, the Company recorded an adjustment to fair value to reflect the lack of liquidity in these securities as discussed in more detail below. This is consistent with the presentation made in the financial statements as of March 31, 2008. To date, there have been no instances of delinquencies or non-payment of applicable interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

     The Company was required to estimate the fair value of the auction rate securities in accordance with SFAS 157, "Fair Value Measurements" which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the June 30, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of June 30, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157. The fair value of these investments as of the June 30, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of June 30, 2008 relate to the Company's investment in auction rate student loan educational bonds.

     The estimated fair value of the underlying investments as of June 30, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $10.4 million during the six month period ended June 30, 2008. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $10.2 million net of tax was recorded as an adjustment to other accumulated comprehensive loss.

     The Company has evaluated the unrealized losses to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations:

          o Current market activity and the lack of severity or extended decline do not warrant such action at this time. o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer. The Company received par value for the amount of the call.
          o Subsequent to June 30, 2008, the Company received $8.0 million in calls at par, further evidencing that the underlying investments are being settled at par.
          o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
          o There has not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.

          o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the ARS debt.
          o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
          o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.

     As the Company has the intent and ability to hold these investments until recovery, there was not any other than temporary impairment recorded on these investments during the period ended June 30, 2008.

     Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.
Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of operations.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2008.

                                                             Available-for-sale
       Level 3 Fair Value Measurements                       debt securities (1)
                                                               (in thousands)

       Balance, December 31, 2007                               $        -
       Purchases, sales, issuances, and settlements                 10,924
       Transfers in to (out of) Level 3                            186,427
       Total gains or losses (realized/unrealized):
            Included in earnings                                         -
            Included in other comprehensive loss                   (10,413)
                                                                ----------
       Balance, June 30, 2008                                   $  186,938
                                                                ==========


     (1) Available-for-sale auction rate securities had observable market inputs and were valued at amortized cost at December 31, 2007 based on regular, successful auctions. Based on unsuccessful auctions during the six months ended June 30, 2008, the fair value of these securities was changed to modeling techniques, as described previously, using unobservable market inputs.

     The amortized cost and fair value of investments at June 30, 2008 and December 31, 2007 were as follows:

                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized   Fair
                                      Cost        Gains        Losses     Value
June 30, 2008:                                     (in thousands)
   Current:
     Municipal bonds                $     460         -           -    $    460
   Long-term
     Municipal bonds                $      76         -           -    $     76
     Auction rate student loan
      educational bonds               197,351         -       10,413    186,938
                                    ---------   ----------   -------   --------
                                    $ 197,427         -      $10,413   $187,014
                                    =========   ==========   =======   ========

December 31, 2007:
   Current:
     Municipal bonds                $     517         -           -    $    517
     Auction rate student loan
      educational bonds               186,427         -           -     186,427
                                    ---------   ----------   -------   --------
                                    $ 186,944         -           -    $186,944
                                    =========   ==========   =======   ========


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

Note 10. Dividends

     On June 9, 2008, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.9 million, payable July 2, 2008 to shareholders of record at the close of business on June 20, 2008. On July 2, 2008, the Company paid the $1.9 million dividend declared during the second quarter of 2008.

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

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption and $25.7 million at December 31, 2007. At June 30, 2008, the Company had a total of $22.4 million in gross unrecognized tax benefits. Of this amount, $14.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were reduced by approximately $2.2 million and $3.2 million during the three and six month period ended June 30, 2008, respectively, due to the expiration of certain statutes of limitation. There were no additional tax accruals for uncertain tax positions recorded during the quarter ended June 30, 2008. The total amount of accrued interest and penalties for such unrecognized tax benefits was $14.4 million at June 30, 2008 and $14.9 million at December 31, 2007. Net interest and penalties included in income tax expense for the three and six month periods ended June 30, 2008 was a benefit of approximately $0.4 and $0.2 million, respectively, and was not material for the same period of 2007. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     The Company's effective tax rate was 25.6% and 35.9 %, respectively, in the three months ended June 30, 2008 and 2007. The Company's effective tax rate was 30.3% and 35.3%, respectively, in the six months ended June 30, 2008 and 2007. The decrease in the effective tax rate is directly attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48"). Under the application of FIN 48 during the quarter ended June 30, 2008 and six months ended June 30, 2008, the Company reduced its liability for unrecognized tax benefits and associated penalties and interest for lapses in applicable statute of limitations. The associated tax benefit was $2.5 million and $3.5 million for the three and six month periods ended June 30, 2008, respectively. The associated changes for the three and six month periods ended June 30, 2007 were not material.

     A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of June 30, 2008, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of unrecognized tax benefits to be a decrease of approximately $1.0 to $1.5 million during the next twelve months mainly due to the expiration of certain statute of limitations.

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

Note 13. Share Repurchases

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. The authorization to repurchase remains open at June 30, 2008 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

     The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                          2008         2007
                                                       ----------   -----------
Shares of Common Stock Repurchased (in Millions)
                                                              0.8            -
Value of stock repurchased (in Millions)               $     10.6   $        -

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

     Rent expense paid to the Company's chief executive officer totaled approximately $0.02 million for the three months ended June 30, 2008. There was no rent expense paid to the chief executive officer during the three months ended June 30, 2007. Rent expense paid to the chief executive officer totaled approximately $0.03 million and $0.05 million for the six months ended June 30, 2008 and 2007. Rent expense is included in rent and purchased transportation per the consolidated statements of income. There were not any amounts due and not paid under these leases as of June 30, 2008.

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

     On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162") which reorganizes the generally accepted accounting principles ("GAAP") hierarchy as detailed in the statement. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to effect the financial position, results of operations or cash flows of the Company.

Note 16. Subsequent Event

     Subsequent to June 30, 2008, the Company entered into a commitment to acquire new revenue equipment for approximately $86.0 million, net of trade-ins and sales, for delivery through the remainder of 2008 and throughout 2009. These commitments are expected to be financed from existing cash, cash equivalents and short-term investment balances and cash flows from operations.

     During July 2008 the Company received approximately $8.0 million in cash from auction rate securities called by issuers. The Company received par value for the investments called.

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


Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from eight regional operating centers plus its corporate headquarters. The Company's nine regional operating centers, accounted for 73.4% and 73.2% of the second quarter 2008 and 2007 operating revenues and 73.5% and 73.1% of the operating revenues for the six month period ended June 30, 2008 and 2007. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At June 30, 2008, the Company's tractor fleet had an average age of 2.5 years while the trailer fleet had an average age of 4.3 years. During July 2008, the Company finalized plans for a tractor fleet upgrade covering approximately half of the Company's tractors. The Company is anticipating delivery of the tractors during the remainder of 2008 and throughout 2009. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the second quarter of 2008 with operating revenues of $164.6 million, including fuel surcharges, net income of $17.2 million, and earnings per share of $0.18 on average outstanding shares of 96.2 million. The Company posted an 87.3% operating ratio (operating expenses as a percentage of operating revenues) and a 10.5% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $215.2 million and a debt-free balance sheet. The Company had total assets of $538.2 million at June 30, 2008. The Company achieved a return on assets of 12.5% and a return on equity of 19.3% for the twelve months ended June 30, 2008, compared to the twelve months ended June 30, 2007 which were 14.9% and 21.1%, respectively. The Company's cash flow from operations for the first six months of 2008 of $44.0 million represented a 21.0% decrease from the same period of 2007 mainly due to a decrease in net income. The Company's cash flow from operations was 14.0% of operating revenues for the six month period ended June 30, 2008 compared to 19.0% for the same period in 2007.

     The overall decline in the demand for freight services, an overcapacity of trucks and historical highs in fuel pricing continued to negatively impact the operating results for the three and six month periods ended June 30, 2008 although the Company did experience an increase in demand for freight late in the second quarter of 2008. The soft freight demand continued to result in downward pressures on freight and fuel surcharge rates and has resulted in lower equipment utilization for the three and six month periods ended June 30, 2008. Fuel expense, net of fuel surcharge recoveries, increased 20.4% during the three month period ended June 30, 2008 compared to the 2007 three month period and 21.7% during the six month period ended June 30, 2008 compared to the same period of 2007.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                            Three Months Ended Six Months Ended
                                                  June 30,          June 30,
                                               2008     2007     2008     2007
                                              ------   ------   ------   ------
Operating revenue ..........................  100.0%   100.0%   100.0%   100.0%
                                              -----    -----    -----    -----
Operating expenses:
  Salaries, wages, and benefits ............   29.5%    34.2%    31.0%    33.8%
  Rent and purchased transportation ........    3.1      3.8      3.3      3.7
  Fuel .....................................   36.8     26.6     35.4     26.2
  Operations and maintenance ...............    2.6      2.3      2.7      2.3
  Operating taxes and licenses .............    1.4      1.6      1.5      1.6
  Insurance and claims .....................    4.3      3.8      3.4      3.9
  Communications and utilities .............    0.6      0.7      0.6      0.6
  Depreciation .............................    6.5      8.0      6.7      8.1
  Other operating expenses .................    2.5      3.0      2.7      2.9
  Gain on disposal of property and equipment     --     (2.8)    (0.2)    (3.3)
                                              -----    -----    -----    -----
  Total operating expenses .................   87.3%    81.2%    87.0%    79.7%
                                              -----    -----    -----    -----
                       Operating income .....  12.7%    18.8%    13.0%    20.3%
Interest income .............................   1.4      1.9      1.6      2.1
                                              -----    -----    -----    -----
          Income before income taxes .......   14.1%    20.8%    14.6%    22.4%
Federal and state income taxes ..............   3.6      7.5      4.4      7.9
                                              -----    -----    -----    -----
          Net income .......................   10.5%    13.3%    10.2%    14.5%
                                              =====    =====    =====    =====

     The following is a discussion of the results of operations of the three and six month period ended June 30, 2008 compared with the same period in 2007.

Three Months Ended June 2008 and 2007

     Operating revenue increased $15.5 million (10.4%), to $164.6 million in the second quarter of 2008 from $149.1 million in the second quarter of 2007. The increase in revenue resulted from an increase in fuel surcharge revenue of $17.3 million to $38.4 million, offset by a decrease in line haul revenue of approximately $1.8 million. The increase in fuel surcharge revenue was a direct result of an increase in fuel costs during the period. Fuel surcharge revenue was $21.1 million in the second quarter of 2007. The decrease in line haul revenue was due to a reduction in fleet miles, $3.3 million, as a direct result of an overall decline in market demand for freight offset by line haul revenues as a result of rate improvements, of approximately $1.5 million.

     Salaries, wages, and benefits decreased $2.4 million (4.6%), to $48.6 million in the second quarter of 2008 from $51.0 million in the second quarter of 2007. The decrease in salaries, wages and benefits was the net result of decreases of approximately $0.7 million in company driver wages, approximately $0.2 million in health insurance and approximately $1.6 million in workers' compensation offset by an increase of $0.1 million in non-driver payroll. Driver wages decreased $0.7 million (2.0%), due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight. The mix of the number of employee drivers to independent contractors increased slightly to a mix of 96% company drivers and 4% independent contractors during the quarter ended June 30, 2008 compared to 95% company drivers and 5% independent contractors during the same period of 2007. The decrease in workers' compensation expense , $1.6 million (68.4%) to $0.7 million in the quarter ended June 30, 2008 from $2.3 million in for the same period in 2007 due to a decrease in frequency and severity of claims. Health insurance expense decreased $0.2 million (10.0%) to $2.3 million in the second quarter of 2008 from $2.5 million in second quarter of 2007 due to a decrease in frequency and severity of claims.

     Rent and purchased transportation decreased $0.5 million (8.8%), to $5.1 million in the second quarter of 2008 from $5.6 million in the second quarter of 2007. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the net effect of the Company's decreased number of independent contractors as well as an overall decrease in miles driven by independent contractors ($1.0 million) and an increase of amounts paid under the Company's fuel stability program ($0.5 million).

     Fuel increased $20.8 million (52.4%), to $60.5 million for the three months ended June 30, 2008 from $39.7 million for the same period of 2007. The increase is the net result of increased fuel prices, a slight decrease in miles driven, and a decrease in fuel economy associated with the EPA-mandated clean air engines requirements on tractor models acquired during 2006. The Company's fuel cost per mile per company-owned tractor mile increased 54.5% in second quarter of 2008 compared to 2007. Fuel cost per mile, net of fuel surcharge, increased 22.1% in the second quarter of 2008 compared to 2007. The Company's second quarter fuel cost per gallon, $4.21 per gallon, increased by 60.8% in 2008 compared to the same period of 2007, $2.62 per gallon, which was offset by a slight increase in fuel economy based on fuel cost reduction initiatives.

     Operations and maintenance increased $0.9 million (24.4%), to $4.4 million in the second quarter of 2008 from $3.5 million in the second quarter of 2007 due to an increase in preventative maintenance, maintenance and parts replacement directly related to an increase in average age of our tractor fleet.

     Insurance and claims increased $1.3 million (23.3%), to $7.0 million in the second quarter of 2008 from $5.7 million in the second quarter of 2007 due to an increase in the severity of larger claims.

     Depreciation decreased $1.2 million (10.2%), to $10.7 million during the second quarter of 2008 from $11.9 million in the second quarter of 2007. The decrease is mainly attributable to a decrease in tractor purchases for the twelve month periods leading up to and including the quarters ended June 30, 2008 and 2007. As tractors are depreciated using the 125% declining balance methods, depreciation expense declines in years subsequent to the first year after initial purchase. Tractor depreciation decreased $1.6 million to $7.3 million in the quarter ended June 30, 2008 from $8.9 million in the quarter ended June 30, 2007. The decline in tractor depreciation was offset by an increase of $0.1 million in trailer depreciation and $0.3 million on all other assets for the three months ended June 30, 2008 compared to the same period of 2007. The increase in trailer depreciation was the direct result of an increase in the average number of trailers from period to period. The increase in assets other than revenue equipment was due to additional building and land improvement depreciation associated with new facilities in North Liberty, Iowa and Phoenix, Arizona opened during 2nd and 3rd quarters of 2007.

     Other operating expenses decreased $0.3 million (6.8%), to $4.1 million in the second quarter of 2008 from $4.4 million in the second quarter of 2007. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Loss (gain) on the disposal of property and equipment decreased $4.1 million (100%), to a loss of $0.01 million during the second quarter of 2008 from a gain of $4.1 million in the second quarter of 2007. Approximately $2.2 million of the decline is attributable to a substantial decrease in the number of tractors traded or sold during the 2008 period compared to the 2007 period. Additionally, there was approximately $1.9 million in gains during the second quarter of 2007 as the Company sold real estate held in Dubois, Pennsylvania that was being leased to an unrelated third party. There was not any property sales during the quarter ended June 30, 2008.

     Interest income decreased $0.7 million (23.1%) in the second quarter of 2008 compared to the 2007 period as a result of a 17.1% decrease in average cash, cash equivalents, and investments held during each period. The decrease in average cash, cash equivalents, and investments is primarily due to the payment of a special dividend in May 2007 of approximately $196.5 million which was primarily funded with the sale of investments.

     The Company's effective tax rate was 25.6% and 35.9%, respectively, in the second quarter of 2008 and 2007. The decrease in the effective tax rate was largely attributable to a favorable income tax expense adjustment as a result of the application of FIN 48. Under the application of FIN 48, the Company reduced its liability for unrecognized tax benefits related to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 87.3% during the second quarter of 2008 compared with 81.2% during the second quarter of 2007. Net income decreased $2.6 million (13.2%), to $17.2 million during the second quarter of 2008 from $19.8 million during the second quarter of 2007.

Six Months Ended June 2008 and 2007

     Operating revenue increased $21.1 million (7.2%), to $313.6 million in the six months ending June 30, 2008 from $292.5 million in the 2007 period. The increase in revenue resulted from an increase in fuel surcharge revenue of $27.0 million to $66.2 million, offset by a decrease in line haul revenue of approximately $5.9 million. The increase in fuel surcharge revenue was a direct result of an increase in fuel costs during the period. Fuel surcharge revenue was $39.2 million for the six months ended June 30, 2007. The decrease in line haul revenue was due to a reduction in fleet miles, $7.5 million, as a direct result of an overall decline in market demand for freight that the Company experienced during the first half of 2008 compared to 2007. The decrease in line haul revenue due to reduction of fleet miles was offset approximately $1.6 million due to average line haul rate improvements for the six months ending June 30, 2008 compared to the same period of 2007.


         Salaries, wages, and benefits decreased $1.8 million (1.8%), to $97.2 million in the six months ended June 30, 2008 from $99.0 million in the 2007 period. The decrease in salaries, wages and benefits was the net result of decreases of approximately $1.8 million in company driver wages, approximately $0.3 million in workers' compensation and approximately $0.2 in other benefits offset by an increase of $0.5 million in non-driver payroll. Driver wages decreased $1.8 million (2.4%), due to a decrease in total fleet miles as a direct result of an overall softness in market demand for freight during the first half of 2008 compared to the same period of 2007. The mix of the number of employee drivers to independent contractors increased slightly to a mix of 96% company drivers and 4% independent contractors during the six months ended June 30, 2008 compared to 95% company drivers and 5% independent contractors during the same period of 2007. The decrease in workers' compensation expense, $0.3 million (8.3%) to $2.9 million in the six month period ended June 30, 2008 from $3.1 million in for the same period in 2007 due to a decrease in frequency and severity of claims. The increase in non-driver payroll was mostly due to increased employee levels.

     Rent and purchased transportation decreased $0.6 million (5.7%), to $10.3 million in the first six months of 2008 from $10.9 million in the compared period of 2007. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the net effect of the Company's decreased number of independent contractors as well as an overall decrease in miles driven by independent contractors ($1.5 million) and an increase of amounts paid under the Company's fuel stability program ($0.9 million).

     Fuel increased $34.5 million (45.1%), to $111.0 million for the six months ended June 30, 2008 from $76.5 million for the same period of 2007. The increase is the net result of increased fuel prices ($36.1 million) and a decrease in miles driven ($1.6 million). The Company's fuel cost per company-owned tractor mile increased 48.2% in first six months of 2008 compared to the same period of 2007. Fuel cost per mile, net of fuel surcharge, increased 24.0% in the first six months of 2008 compared to the same period of 2007. The Company's fuel cost per gallon for the first six months of 2008, $3.80 per gallon, increased by 51.9% in 2008 compared to the same period of 2007, $2.50 per gallon.

     Operations and maintenance increased $1.6 million (24.1%), to $8.3 million in the six months ended June 30, 2008 from $6.7 million for the compared 2007 due to an increase in preventative maintenance, maintenance and parts replacement directly related to an increase in average age of our tractor fleet as well as more adverse weather conditions during the first three months of 2008 compared to the same period of 2007.

     Insurance and claims decreased $0.5 million (4.3%), to $10.8 million in the six months ended June 30, 2008 from $11.3 million in the same period of 2007 due to decreases in the frequency and severity of claims.

     Depreciation decreased $2.5 million (10.6%), to $21.1 million for the six month period ended June 30, 2008 from $23.6 million in the same period of 2007. The decrease is mainly attributable to a decrease in tractor purchases for the twelve month periods leading up to and including the first six months of 2008 and 2007. As tractors are depreciated using the 125% declining balance methods, depreciation expense declines in years subsequent to the first year after initial purchase. Tractor depreciation decreased $3.5 million to $14.2 million in the six month period ended June 30, 2008 from $17.7 million in the quarter ended June 30, 2007 on approximately a 1% decrease in the amount of tractors operated. The decline in tractor depreciation was offset by an increase of $0.4 million in trailer depreciation and $0.6 million on all other assets for the six month period ended June 30, 2008 compared to the same period of 2007. The increase in trailer depreciation was the direct result of an increase in the average number of trailers from period to period of approximately 6%. The increase in other asset depreciation is due to new facilities in North Liberty, Iowa and Phoenix, Arizona opened during 2nd and 3rd quarters of 2007.

     Other operating expenses decreased $0.1 million (1.1%), to $8.5 million during the six months ended June 30, 2008 from $8.6 million in the same period of 2007. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

     Gain on the disposal of property and equipment decreased $9.2 million (93.5%), to $0.6 million during the six months ended June 30, 2008 from $9.8 million in the same period of 2007. Approximately $2.3 million of the decline is attributable to a substantial decrease in the number of tractors and trailers traded or sold during the 2008 period compared to the 2007 period. Additionally, there was approximately $6.8 million in gains during the six month period ended June 30, 2007 attributable to sales of real estate held in Dubois, Pennsylvania that was being leased to an unrelated third party as well as an idle facility in Columbus, Ohio and property in Coralville, Iowa. The proceeds received from those sales was used in the financing the new corporate headquarters in North Liberty, Iowa. There was not any property sales during the six month period ended June 30, 2008.

     Interest income decreased $1.1 million (18.0%), to $5.1 million in the six months ended June 30, 2008 from $6.2 million in the same period of 2007 as a result of a 33.9% decrease in average cash, cash equivalents, and investments held during each period. The decrease in average cash, cash equivalents, and investments is primarily due to the payment of a special dividend in May 2007 of approximately $196.5 million which was primarily funded with the sale of investments.

     The Company's effective tax rate was 30.3% and 35.4%, respectively, in the six months ended June 30, 2008 and 2007. The decrease in the effective tax rate was largely attributable to a favorable income tax expense adjustment as a result of the application of FIN 48. Under the application of FIN 48, the Company reduced its liability in the six months ended June 30, 2008, for unrecognized tax benefits related to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 87.0% during the first six months of 2008 compared with 79.7% during the first six months of 2007. Net income decreased $10.5 million (24.8%), to $31.9 million during the first six months of 2008 from $42.4 million during the compared 2007 period.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2008, was net cash provided by operating activities of $44.0 million compared to $55.7 million in 2007. This decrease of $11.7 million is due primarily to net income (excluding non-cash depreciation, deferred tax and amortization of unearned compensation, and gains on disposal of equipment) being approximately $9.1 million lower in the six month period ended June 30, 2008 compared to the same period of 2007 in addition to an increase in operating cash outflows due to working capital items increasing approximately $2.6 million. The net increase in cash outflows by operating assets and liabilities was primarily the result of changes in accounts receivable, accounts payable and insurance accruals as well as timing of tax payments from period to period. Cash flow from operating activities was 14.0 % of operating revenues in 2008 compared with 19.0% in 2007.

     Capital expenditures for property and equipment, net of trade-ins, totaled $0.7 million for the first six months of 2008 compared to $21.9 million during the same period of 2007. Capital expenditures during the first six months of 2007 included $3.8 million for construction of buildings related to our Phoenix and North Liberty facilities. Construction of these facilities was completed during the second and third quarters of 2007. Capital expenditures for the first six months of 2007 also included $10.4 million of tractors and $7.7 million of trailers. There were $0.4 million in tractor purchases and no capital expenditures for construction costs during the first six months of 2008.

     The Company paid cash dividends of $3.9 million in the six month period ended June 30, 2008 compared to $202.4 million in 2007. The Company declared a $1.9 million cash dividend in June 2008, included in accounts payable and accrued liabilities at June 30, 2008, which was paid on July 2, 2008. Dividends paid during the six month period ended June 30, 2007 included a special dividend of $2.00 per share, $196.5 million, and regular quarterly dividend of $2.0 million for the second quarter of 2007.

     The Company paid income taxes of $19.3 million, net of refunds, in 2008 which was $0.9 million lower than income taxes paid during the same period in 2007 of $20.2 million.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at June 30, 2008 and has no expiration date. During the six months ended June 30, 2008, approximately 0.8 million shares of the Company's common stock were repurchased for approximately $10.6 million at approximately $13.40 per share. The repurchased shares were subsequently retired. There were no share repurchases during the same period of 2007. At June 30, 2008, the Company has approximately
11.5 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

     Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the short and long-term which are expected to be funded from cash flows provided by operations and from existing cash and cash equivalents. The Company ended the quarter with $27.8 million in cash and cash equivalents, an increase of $19.8 million from December 31, 2007. Subsequent to auction failures of auction rate student loan securities that began in mid-February 2008, the Company has been increasing its cash and cash equivalents with excess cash flows from operations. This redirection of excess net cash flows accounted for the net increase in cash and cash equivalents during the six month period ended June 30, 2008. In addition to cash and cash equivalents, the Company had $0.5 million in short-term investments and $187.0 million in long-term investments. The Company's balance sheet remains debt free.

     As of June 30, 2008, approximately 97% of the Company's $187.0 million long-term investment balance was invested in auction rate student loan educational bonds backed by the U.S. government. The majority, (approximately 96.5% of student loan auction rate securities portfolio at cost) of the underlying investments continue to hold AAA (or equivalent) ratings from recognized rating agencies. The remaining 3.5% of the student loan auction rate securities portfolio hold AA ratings. Beginning in mid-February 2008, the auction rate securities began experiencing auction failures due to general liquidity concerns. Prior to the Company experiencing unsuccessful auctions, the auction rate security investments were classified as short-term as they were auctioned and sold or interest rates were reset through a regular auction process occurring at least every 35 days of the initial purchase. Due to the current lack of liquidity in these markets, the Company's current options are to hold the investments and continue to earn average rates of return that currently exceed the average rates of return on other AAA rated, short-term, tax free instruments or sell its investments at a discount. Management continues to believe that current amounts of cash and cash equivalents along with cash flows from operations are sufficient to meet the Company's short term cash flow requirements and therefore has chosen to hold such investments until successful auctions resume or the investments are called by the issuer rather than selling the securities at discounted prices. The Company is confident it would be able to secure financing, without selling investments at a discount, based on the Company's current debt free balance sheet and strong operating results should the need arise.

     The Company was required to estimate the fair value of the auction rate securities in accordance with SFAS 157, which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the June 30, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of June 30, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157. The fair value of these investments as of the June 30, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of June 30, 2008 relates to the Company's investment in auction rate student loan educational bonds.

     The estimated fair value of the underlying investments as of June 30, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated using a discounted cash flows approach to value the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $10.4 million. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $10.2 million, net of tax, was recorded as an adjustment to other accumulated comprehensive loss. The fair value adjustment did not have any impact on the Company's consolidated statement of operations for the six months ended June 30, 2008.

     The Company has evaluated the unrealized losses to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

     o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
     o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer.
     o The Company received par value for the amount of the call. Subsequent to June 30, 2008, the Company received $8.0 million in calls at par, further evidencing that the underlying investments are being settled at par.
     o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
     o There has not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.
     o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the ARS debt.
     o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations.
     o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.

     Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.
Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of operations.

     Net working capital for the six month period June 30, 2008 decreased by $162.7 million over 2007 largely due to a decrease in short-term investments of $186.5 million as a result of the reclassification of $186.9 million of short-term investments to long-term during the six month period ended June 30, 2008, as discussed above.


Off-Balance Sheet Transactions

     The Company's liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

     You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2007, under the caption "Risk Factors" for specific details on the following factors that are not within the control of the Company and could affect our financial results.
     o Our business is subject to general economic and business factors that are largely out of our control.
     o    Our growth may not continue at historic rates.
     o Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.
     o If fuel prices increase significantly, our results of operations could be adversely affected.
     o Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.
     o We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing regulations could have a materially adverse effect on our business.
     o Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.
     o We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.
     o If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.
     o Should estimated fair value of auction rate securities continue to remain below cost or the fair value decrease significantly from current fair value, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of operations which could have a materially adverse effect on our earnings.
     o We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.
     o Seasonality and the impact of weather may affect our operations profitability.
     o Ongoing insurance and claims expenses could significantly reduce our earnings.
     o We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.
     o We operate in a highly regulated industry and changes in regulation could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Assuming we maintain our short-term and long-term investment balance consistent with balances as of June 30, 2008, ($197.4 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $2.0 million.

     The Company has no debt outstanding as of June 30, 2008 and, therefore, has no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended June 30, 2008 and 2007, fuel expense, net of fuel surcharge, was $23.7 million and $19.7 million or 22.2% and 19.5%, respectively, of the Company's total operating expenses, net of fuel surcharge. For the six months ended June 30, 2008 and 2007, fuel expense, net of fuel surcharge, was $47.8 million and $39.3 million or 22.8% and

20.0%, respectively, of the Company's total operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels to reduce its exposure to diesel fuel price fluctuations. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market basis with changes reflected in the statement of income as a component of fuel costs. As of June 30, 2008, the Company has no derivative financial instruments and has not utilized such instruments.


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

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          The Company's Annual Meeting of Shareholders was held on May 8, 2008. At the Annual Meeting, the shareholders elected Russell A. Gerdin, Michael J. Gerdin, Richard O. Jacobson, Dr. Benjamin J. Allen, Lawrence D. Crouse, and James G. Pratt to serve as directors for a one year term (93,329,415 for, 0 against, 61,161 withheld,) and ratified the appointment of KPMG, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008 (93,328,821 for, 58,213 against, 3,541 withheld). Shareholders representing 93,390,576 shares, or approximately 97% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting.

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
          (a)  Exhibit
               31.1 Certification  of Chief Executive  Officer  Pursuant to Rule
                    13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
               31.2 Certification  of Chief Financial  Officer  Pursuant to Rule
                    13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
               32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.
          (b)  Reports on Form 8-K
               1. Report on Form 8-K, dated April 22, 2008, announcing the Company's financial results for the quarter ended March 31, 2008.
               2. Report on Form 8-K, dated June 9, 2008, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARTLAND EXPRESS, INC.

Date: August 8, 2008                      BY: /S/ John P Cosaert
                                              ------------------
                                          John P. Cosaert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (Principal accounting and financial
                                           officer)

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


Date:  August 8, 2008                       By: /s/ Russell A. Gerdin
                                            ---------------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer

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


Date:  August 8, 2008                By: /s/ John P. Cosaert
                                     -----------------------
                                     John P. Cosaert
                                     Executive Vice President-Finance
                                     Chief Financial Officer and
                                     Treasurer
                                    (principal accounting and financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   August 8, 2008                     By: /s/ Russell A. Gerdin
                                                ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: August 8, 2008                     By: /s/ John P. Cosaert
                                            ---------------------
                                          John P. Cosaert
                                          Executive Vice President
                                          and Chief Financial Officer