Form 10-Q
period 2008-09-30
HEARTLAND EXPRESS INC
filed 2008-11-07
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2008               Commission File No. 0-15087
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

At September 30, 2008, there were 96,157,633 shares of the Company's $0.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1. Financial Statements

        Consolidated Balance Sheets as of
          September 30, 2008 (unaudited) and December 31, 2007            1
        Consolidated Statements of Income
          for the Three and Nine Months Ended
          September 30, 2008 and 2007 (unaudited)                         2
        Consolidated Statement of Stockholders' Equity
          for the Nine Months Ended September 30, 2008 (unaudited)        3
        Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2008
          and 2007 (unaudited)                                            4
        Notes to Consolidated Financial Statements                     5-12

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of
         Operations                                                   12-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk       22

Item 4. Controls and Procedures                                          22

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                22

Item 2. Changes in Securities                                            22

Item 3. Defaults upon Senior Securities                                  23

Item 4. Submission of Matters to a Vote of Security Holders              23

Item 5. Other Information                                                23

Item 6. Exhibits and Reports on Form 8-K                                 23

        Signature                                                        24

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                   September 30,    December 31,
ASSETS                                                 2008             2007
                                                   -------------    ------------
CURRENT ASSETS                                      (Unaudited)
   Cash and cash equivalents ......................     $  67,820      $   7,960
   Short-term investments .........................           545        186,944
   Trade receivables, net of
     allowance for doubtful
     accounts of $840 at
     September 30, 2008 and
     $775 at December 31, 2007 ....................        47,169         44,359
   Prepaid tires ..................................         5,697          4,764
   Other current assets ...........................         6,058          3,391
   Income tax receivable ..........................           473             57
   Deferred income taxes ..........................        33,033         30,443
                                                        ---------      ---------
             Total current assets .................       160,795        277,918
                                                        ---------      ---------
PROPERTY AND EQUIPMENT
   Land and land improvements .....................        17,442         17,264
   Buildings ......................................        26,761         25,413
   Furniture & fixtures ...........................         2,269          2,220
   Shop & service equipment .......................         4,883          4,685
   Revenue equipment ..............................       326,762        320,776
                                                        ---------      ---------
                                                          378,117        370,358
   Less accumulated depreciation ..................       154,798        132,545
                                                        ---------      ---------
   Property and equipment, net ....................       223,319        237,813
                                                        ---------      ---------
LONG-TERM INVESTMENTS .............................       180,622           --
GOODWILL ..........................................         4,815          4,815
OTHER ASSETS ......................................         5,622          5,748
                                                        ---------      ---------
                                                        $ 575,173      $ 526,294
                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued
     liabilities ..................................     $  28,712      $  13,073
   Compensation & benefits ........................        16,254         14,699
   Insurance accruals .............................        67,061         60,882
   Other accruals .................................         7,746          6,718
                                                        ---------      ---------
             Total current liabilities ............       119,773         95,372
                                                        ---------      ---------
LONG-TERM LIABILITIES
   Income taxes payable ...........................        35,023         37,593
   Deferred income taxes ..........................        52,015         50,570
                                                        ---------      ---------
             Total long-term liabilities ..........        87,038         88,163
                                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01;
     authorized 5,000
     shares; none issued ..........................          --             --
   Capital stock; common, $.01 par value;
     authorized 395,000 shares;
     issued and outstanding 96,158 in
     2008 and 96,949 in 2007 ......................           962            970
   Additional paid-in capital .....................           439            439
   Retained earnings ..............................       375,584        341,350
   Accumulated other comprehensive loss ...........        (8,623)          --
                                                        ---------      ---------
             Total stockholders' equity ...........       368,362        342,759
                                                        ---------      ---------
                                                        $ 575,173      $ 526,294
                                                        =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                      Three Months Ended        Nine Months Ended
                                          September 30,           September 30,
                                          (unaudited)             (unaudited)
                                       2008        2007        2008        2007
                                       ----        ----        ----        ----
Operating revenue .................   $ 169,935    $ 146,575    $ 483,577    $ 439,107
                                      ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits ...   $  51,462    $  48,096    $ 148,646    $ 147,060
  Rent and purchased transportation       4,725        5,252       14,975       16,117
  Fuel ............................      58,393       40,747      169,386      117,257
  Operations and maintenance ......       4,051        3,253       12,367        9,957
  Operating taxes and licenses ....       2,323        2,552        6,908        7,170
  Insurance and claims ............       6,443        2,826       17,237       14,104
  Communications and utilities ....         856          996        2,792        2,865
  Depreciation ....................      11,504       12,365       32,580       35,946
  Other operating expenses ........       4,456        4,472       12,928       13,036
  Gain on disposal of property
    and equipment .................      (2,899)        (493)      (3,533)     (10,271)
                                      ---------    ---------    ---------    ---------
  Total operating expenses ........     141,314      120,066      414,286      353,241
                                      ---------    ---------    ---------    ---------
        Operating income ..........      28,621       26,509       69,291       85,866
Interest income ...................       1,943        1,741        7,042        7,963
                                      ---------    ---------    ---------    ---------
Income before income taxes ........      30,564       28,250       76,333       93,829
Federal and state income taxes ....      11,841       11,105       25,715       34,290
                                      ---------    ---------    ---------    ---------
Net income ........................   $  18,723    $  17,145    $  50,618    $  59,539
                                      =========    =========    =========    =========

Earnings per share ................   $    0.19    $    0.18    $    0.53    $    0.61
                                      =========    =========    =========    =========
Weighted average shares outstanding      96,158       97,499       96,177       97,998
                                      =========    =========    =========    =========
Dividends declared per share ......   $   0.020    $   0.020    $   0.060    $   2.065
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                    Accumulated
                               Capital      Additional                 Other
                                Stock,       Paid-In    Retained   Comprehensive
                                Common       Capital    Earnings        Loss        Total
                               ---------    ---------   ---------    ---------    ---------

Balance, December 31, 2007 .   $     970    $     439   $ 341,350         --      $ 342,759
Comprehensive income:
  Net income ...............        --           --        50,618         --         50,618
  Unrealized loss on
    available-for-sale
    securities,
    net of tax .............        --           --          --         (8,623)      (8,623)
                                                                                  ---------
  Total comprehensive income                                                         41,995
Dividends on common stock,
   $0.06 per share .........        --           --        (5,770)        --         (5,770)
Stock repurchase ...........          (8)        --       (10,614)        --        (10,622)
                               ---------    ---------   ---------    ---------    ---------
Balance, September 30, 2008    $     962    $     439   $ 375,584    $  (8,623)   $ 368,362
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Nine months ended
                                                               September 30,
                                                                (Unaudited)
                                                            2008          2007
OPERATING ACTIVITIES
Net income ..............................................   $  50,618    $  59,539
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization ........................      32,580       35,954
   Deferred income taxes ................................        (891)       1,555
   Amortization of share based compensation .............        --             63
   Gain on disposal of property and equipment ...........      (3,533)     (10,271)
   Changes in certain working capital items:
     Trade receivables ..................................      (2,810)      (5,660)
     Prepaid expenses and other current assets ..........      (2,843)      (1,959)
     Accounts payable, accrued liabilities, and accrued .      11,631        5,286
       expenses
     Accrued income taxes ...............................      (2,986)       1,517
                                                            ---------    ---------
    Net cash provided by operating activities ...........      81,766       86,024
                                                            ---------    ---------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ............       1,833       13,221
Purchases of property and equipment, net of trades ......      (4,357)     (41,201)
Net (purchases) sales of investments ....................      (3,100)     160,738
Change in other assets ..................................         126         (187)
                                                            ---------    ---------
   Net cash (used in) provided by investing activities ..      (5,498)     132,571
                                                            ---------    ---------
FINANCING ACTIVITIES
   Cash dividend ........................................      (5,786)    (202,396)
   Stock repurchase .....................................     (10,622)     (19,289)
                                                            ---------    ---------
              Net cash used in financing activities .....     (16,408)    (221,685)
                                                            ---------    ---------
Net increase (decrease) in cash and cash equivalents ....      59,860       (3,090)

CASH AND CASH EQUIVALENTS
Beginning of period .....................................       7,960        8,459
                                                            ---------    ---------
End of period ...........................................   $  67,820        5,369
                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes, net ....................................   $  29,583    $  31,218
Noncash investing and financing activities:
   Fair value of revenue and equipment traded ...........   $   7,297    $   6,429
   Purchased property and equipment in accounts payable $      13,245    $   1,882
   Common stock dividends declared in accounts payable ..   $   1,939    $   1,954

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2008 other than the adoption of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") as discussed in Note 5.

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

Note 4. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have any effect on the Company's financial position, operating income, net income or cash flows for the period ended September 30, 2007. In the consolidated balance sheet as of September 30, 2008, the Company classified accrued interest on auction rate securities as other current assets. The Company previously presented accrued interest on auction rate securities as short-term investments. In the consolidated balance sheet as of December 31, 2007, the Company reclassified $1.7 million from short-term investments to other current assets. In the consolidated statement of cash flows for the period ended September 30, 2007, the Company reclassified $0.5 million from investing activities as a component of net purchases of investments, to operating activities as a component of changes in other current assets.

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

     Under SFAS 157, the Company must value assets and liabilities at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In October, 2008 the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", ("SOP 157-3") and is effective as of the date of issuance including periods for which financial statements have not yet been issued. SOP 157-3 specifically provides guidance regarding the considerations necessary when markets are inactive. The guidance indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.

     Application of SFAS 157 for fair value measurements is primarily related to the valuation of investments as discussed in Note 7. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

     See Note 7 for further discussion of the impact of SFAS 157 and SOP 157-3 for the period ended September 30, 2008. The adoption of SFAS 157 and SOP 157-3 did not have any impact on income from operations, net income, and related earnings per share for the three month or nine month periods ended September 30, 2008.

Note 6. Cash and Cash Equivalents

     Cash equivalents are short-term, highly liquid investments with original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.6 million at September 30, 2008 and $5.7 million at December 31, 2007 are included in other non-current assets. The restricted funds represent those required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 7. Investments

     The Company's investments are primarily in the form of tax free; auction rate student loan educational bonds backed by the U.S. government and are classified as available for sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of September 30, 2008. At the reset date the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. Primarily all investments (96.3% of par value) have AAA (or equivalent) ratings from recognized rating agencies as of September 30, 2008. There were no gains (losses) on sales of investments in the auction process prior to auction failures.

     During the quarter ended March 31, 2008 the Company began experiencing failures in the auction process of auction rate securities held by the Company. As of September 30, 2008, all of the Company's auction rate securities were associated with unsuccessful auctions. Based on the unsuccessful auctions that began during February 2008 and continued through September 30, 2008, the Company reclassified these investments to long-term investments. In addition, the Company recorded an adjustment to fair value to reflect the lack of liquidity in these securities as discussed in more detail below. This is consistent with the presentation made in the financial statements as of March 31, 2008 and June 30, 2008. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

     The Company was required to estimate the fair value of the auction rate securities applying guidance in SFAS 157, "Fair Value Measurements" which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the September 30, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of September 30, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the September 30, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of September 30, 2008 relate to the Company's investment in auction rate student loan educational bonds.

     The estimated fair value of the underlying investments as of September 30, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets which were considered in the Company's fair value assessment although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $8.6 million during the nine month period ended September 30, 2008. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $8.6 million net of tax was recorded as an adjustment to other accumulated comprehensive loss.

     The Company has evaluated the unrealized losses to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations:

     o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
     o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer. The Company received par value for the amount of the call.
     o During July 2008, the Company received $8.0 million in calls at par and subsequent to September 30, 2008 the Company has received $0.7 million in calls, further evidencing that the underlying investments are being settled at par.
     o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
     o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 96.3% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities. The other 3.7% of the auction rate security portfolio is covered by the principle terms of a settlement agreement in which the Company will receive par for the underlying auction rate security holdings no later than July 2, 2012. Current rates of returns on these holdings, which are considerably higher than comparable investments and will not reset until March 2009, and the fact the Company will receive par value of the investment no later than July 2, 2012, supports a value for these investments of par value.
     o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt.
     o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
     o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
     o All ARS investments are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective  settlement  agreements  focus  mostly  on small  investors
          (generally companies and individual investors with auction rate security assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009.

     In addition to the items noted above, the Company has the intent and ability to hold these investments until recovery, therefore there was not any other than temporary impairment recorded on these investments during the period ended September 30, 2008.

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

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2008.

                                                            Available-for-sale
       Level 3 Fair Value Measurements                      debt securities (1)
                                                               (in thousands)

       Balance, December 31, 2007                              $        -
       Purchases, sales, issuances, and settlements                 2,818
       Transfers in to (out of) Level 3                           186,427
       Total gains or losses (realized/unrealized):
            Included in earnings                                        -
            Included in other comprehensive loss                   (8,623)
                                                               ----------
       Balance, September 30, 2008                             $  180,622
                                                               ==========

     (1) Available-for-sale auction rate securities had observable market inputs and were valued at amortized cost at December 31, 2007 based on regular, successful auctions. Based on unsuccessful auctions during the nine months ended September 30, 2008, the fair value of these securities was changed to modeling techniques, as described previously, using unobservable market inputs.


     The amortized cost and fair value of investments at September 30, 2008 and December 31, 2007 were as follows:

                                                 Gross       Gross
                                   Amortized   Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
September 30, 2008:                                  (in thousands)
   Current:
   Municipal bonds                 $     545         -            -    $     545
   Long-term
     Auction rate student
     loan educational bonds          189,500         -         8,878     180,622
                                   ---------   ---------   ---------   ---------
                                   $ 189,790         -     $   8,623   $ 180,622
                                   =========   =========   =========   =========
December 31, 2007:
   Current:
     Municipal bonds               $     517   $     -     $      -    $     517
     Auction rate student
     loan educational bonds          186,427         -            -      186,427
                                   ---------   ---------   ---------   ---------
                                   $ 186,944   $     -     $      -    $ 186,944
                                   =========   =========   =========   =========


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

Note 10. Dividends

     On September 8, 2008, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.9 million, payable October 2, 2008 to shareholders of record at the close of business on September 19, 2008. On October 2, 2008, the Company paid the $1.9 million dividend declared during the third quarter of 2008.

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

     The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption and $25.7 million at December 31, 2007. At September 30, 2008, the Company had a total of $23.0 million in gross unrecognized tax benefits. Of this amount, $14.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were increased by approximately $0.5 million during the three month period ended September 30, 2008 due to risks associated with state income tax filing positions for the Company's corporate subsidiaries. Unrecognized tax benefits were a net decrease of approximately $2.7 million during the nine month period ended September 30, 2008, due to the expiration of certain statutes of limitation net of additions. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $12.1 million at September 30, 2008 and $11.9 million at December 31, 2007. Net interest and penalties included in income tax expense for the three and nine month periods ended September 30, 2008 was an additional tax expense of approximately $0.4 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the three and nine month periods ended September 30, 2007 was an additional tax expense of $0.9 million and $1.2 million, respectively. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

     The Company's effective tax rate was 38.8% and 39.3 %, respectively, in the three months ended September 30, 2008 and 2007. The Company's effective tax rate was 33.7% and 36.6%, respectively, in the nine months ended September 30, 2008 and 2007. The decrease in the effective tax rate for the nine months ending September 30, 2008 is primarily attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48"). Under the application of FIN 48 during the nine months ended September 30, 2008, the Company reduced its liability for unrecognized tax benefits and associated penalties and interest for lapses in applicable statute of limitations and during the nine months ended September 30, 2007, the Company increased its liability for unrecognized tax benefits. The associated tax benefit (expense) was $2.9 million and ($1.4) million for the nine month periods ended September 30, 2008 and 2007, respectively. The associated changes for the three month periods ended September 30, 2008 and 2007 were not material.

     A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of September 30, 2008, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of unrecognized tax benefits to be a decrease of approximately $1.6 to $2.1 million during the next twelve months mainly due to the expiration of certain statute of limitations net of additional interest accruals.

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

     During the quarter ended September 30, 2008 the Company entered into a commitment for a tractor fleet upgrade and the purchase of additional trailers. The commitment is expected to include the purchase of approximately 1,600 new tractors and 400 new trailers with a total estimated purchase commitment of approximately $84 million net of trade value of traded tractors.

     The delivery of the equipment began during the quarter ended September 30, 2008 and is expected to continue throughout 2009. As of September 30, 2008 the Company had approximately $82 million of this net commitment remaining of which the Company had $12.9 million of equipment purchases recorded in accounts payable and accrued liabilities. The remaining commitment will be reduced as equipment is delivered and paid. Subsequent to September 30, 2008, the Company paid approximately $24 million towards these commitments.

Note 13. Share Repurchases

     In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. The authorization to repurchase remains open at September 30, 2008 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

     The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                       2008        2007
                                                     --------     ------
Shares of Common Stock Repurchased (in Millions)        0.8           -
Value of stock repurchased (in Millions)             $ 10.6           -

Note 14. Related Party Transactions

     Prior to moving into the new corporate headquarters in July 2007, the Company leased two office buildings and a storage building from its chief executive officer under a lease which provided for monthly rentals of approximately $0.03 million plus the payment of all property taxes, insurance and maintenance, which are reported in the Company's consolidated financial statements. The lease was terminated in July 2007 with no penalties for early termination. During the nine months ended September 30, 2008, the Company rented storage space from its chief executive officer on a month-to-month lease, which provided monthly rentals that were not significant. In the opinion of management, the rates paid were comparable to those that could have been negotiated with a third party.

     Rent expense paid to the Company's chief executive officer for the three months ended September 30, 2008 was not material and there was no rent expense paid to the chief executive officer during the three months ended September 30, 2007. Rent expense paid to the chief executive officer totaled approximately $0.04 million and $0.05 million for the nine months ended September 30, 2008 and 2007. Rent expense is included in rent and purchased transportation per the consolidated statements of income. There were not any amounts due and not paid under these leases as of September 30, 2008.

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

     In December 2007, the FASB issued SFAS No.  141R,  "Business  Combinations"
("SFAS 141R") and SFAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" - an amendment to ARB No. 51 ("SFAS 160") (collectively, "the Statements"). The Statements require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting the Statements on its results of operations and financial position.

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

Note 16. Subsequent Event

     Subsequent to September 30, 2008, the Company repurchased 969,100 shares of common stock for a total purchase price of $12.9 million under a repurchase program authorized by the board of directors in September 2001. See Note 13 for additional information.

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


Overview

     Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company provides regional dry van truckload services from nine regional operating centers plus its corporate headquarters. The Company's nine regional operating centers, accounted for 73.5% and 71.1% of the third quarter 2008 and 2007 operating revenues and 73.6% and 72.5% of the operating revenues for the nine month period ended September 30, 2008 and 2007. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

     Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. At September 30, 2008, the Company's tractor fleet had an average age of 2.5 years while the trailer fleet had an average age of 4.4 years. During the quarter ended September 30, 2008, the Company began a tractor fleet upgrade covering approximately half of the Company's tractor fleet. The Company took delivery of 197 new tractors of the anticipated total of 1600 and delivery of the new trucks will continue for the remainder of 2008 and throughout 2009. The Company has grown internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

     The Company ended the third quarter of 2008 with operating revenues of $169.9 million, including fuel surcharges, net income of $18.7 million, and earnings per share of $0.19 on average outstanding shares of 96.2 million. The Company posted an 83.2% operating ratio (net operating expenses as a percentage of operating revenues) and an 11.0% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $249.0 million and a debt-free balance sheet. The Company had total assets of $575.2 million at September 30, 2008. The Company achieved a return on assets of 12.3% and a return on equity of 19.3% for the twelve months ended September 30, 2008, compared to the twelve months ended September 30, 2007 which were 13.6% and 19.3%, respectively. The Company's cash flow from operations for the first nine months of 2008 of $81.8 million represented a 4.2 million (5.0%) decrease from the same period of 2007 mainly due to a $8.9 million (15%) decrease in net income offset by $3.8 increase from working capital items further offset by $0.9 million change in noncash items. The Company's cash flow from operations was 16.9% of operating revenues for the nine month period ended September 30, 2008 compared to 19.6% for the same period in 2007.

     The overall demand for freight services continues to be tight, an overcapacity of trucks and continued historical highs in fuel pricing continued to negatively impact the operating results for the three and nine month periods ended September 30, 2008. Although fuel expense continues to negatively impact our operating results, the Company did experience decreasing fuel prices in the second half of the third quarter. The increase in the demand for freight late in the second quarter of 2008 did not continue throughout the third quarter. The soft freight demand continued to result in downward pressures on freight and fuel surcharge rates and has resulted in lower equipment utilization for the three and nine month periods ended September 30, 2008.

Fuel expense, net of fuel surcharge recoveries, decreased 7.0% during the three month period ended September 30, 2008 compared to the same period of 2007 due to decreases in fuel prices experienced in the second half of the third quarter of 2008 and increased 13.4% during the nine month period ended September 30, 2008 compared to the same period of 2007 driven by higher net fuel cost experienced during the nine month period ended September 30, 2008.

Results of Operations:

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                    Three Months Ended  Nine Months Ended
                                                        September 30,     September 30,
                                                     2008        2007     2008     2007
                                                   --------   -------   -------   -------
Operating revenue ..............................     100.0%    100.0%    100.0%    100.0%
                                                   --------   -------   -------   -------
Operating expenses:
      Salaries, wages, and benefits ............      30.3%     32.8%     30.7%     33.5%
      Rent and purchased transportation ........       2.8       3.6       3.1       3.7
      Fuel .....................................      34.4      27.8      35.0      26.7
      Operations and maintenance ...............       2.4       2.2       2.6       2.3
      Operating taxes and licenses .............       1.4       1.7       1.4       1.6
      Insurance and claims .....................       3.8       1.9       3.6       3.2
      Communications and utilities .............       0.5       0.7       0.6       0.7
      Depreciation .............................       6.8       8.4       6.7       8.2
      Other operating expenses .................       2.6       3.1       2.7       3.0
      Gain on disposal of property and equipment      (1.7)     (0.3)     (0.7)     (2.3)
                                                   --------   -------   -------   -------
      Total operating expenses .................      83.2%     81.9%     85.7%     80.4%
                                                   --------   -------   -------   -------
              Operating income .................      16.8%     18.1%     14.3%     19.6%
Interest income ................................       1.1       1.2       1.5       1.8
                                                   --------   -------   -------   -------
              Income before income taxes .......      18.0%     19.3%     15.8%     21.4%
Federal and state income taxes .................       7.0       7.6       5.3       7.8
                                                   --------   -------   -------   -------
              Net income .......................      11.0%     11.7%     10.5%     13.6%
                                                   ========   =======   =======   =======

     The following is a discussion of the results of operations of the three and nine month period ended September 30, 2008 compared with the same period in 2007.

Three Months Ended September 2008 and 2007

     Operating revenue increased $23.4 million (15.9%), to $169.9 million in the third quarter of 2008 from $146.6 million in the third quarter of 2007. The increase in revenue resulted from an increase in fuel surcharge revenue of $18.9 million to $40.4 million, with additional increases in line haul revenue of approximately $4.5 million. The increase in fuel surcharge revenue was a direct result of an increase in fuel costs during the period. Fuel surcharge revenue was $21.5 million in the third quarter of 2007. The increase in line haul revenue was due to an increase in fleet miles, $3.0 million, as a result of higher market demand for freight early in the quarter, and overall rate improvements of approximately $1.3 million due to changes in the mix of freight hauled.

     Salaries, wages, and benefits increased $3.4 million (7.0%), to $51.5 million in the third quarter of 2008 from $48.1 million in the third quarter of 2007. The increase in salaries, wages and benefits was the result of increases of approximately $1.0 million in company driver wages, approximately $0.5 million in health insurance and approximately $1.4 million in workers' compensation and an increase of $0.3 million in non-driver payroll with the remaining increase of $0.2 million due to higher payroll taxes as a result of higher payroll costs. Driver wages increased $1.0 million (2.8%), due to an increase in total fleet miles as discussed above. Further, the mix of the number of employee drivers to independent contractors increased slightly to a mix of 96% company drivers and 4% independent contractors during the quarter ended September 30, 2008 compared to 95% company drivers and 5% independent
contractors   during  the  same  period  of  2007.   The  increase  in  workers'
compensation expense, $1.4 million to $2.7 million in the quarter ended September 30, 2008 from $1.3 million in for the same period in 2007 due to an increase in frequency and severity of claims. Health insurance expense also increased $0.5 million to $2.3 million in the third quarter of 2008 from $1.8 million in third quarter of 2007 due to an increase in frequency and severity of claims.

     Rent and purchased transportation decreased $0.5 million (10.0%), to $4.7 million in the third quarter of 2008 from $5.2 million in the third quarter of 2007. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the net effect of the Company's decreased number of independent contractors resulting in an overall decrease in miles driven by independent contractors ($1.0 million) and an increase of amounts paid under the Company's fuel stability program ($0.5 million).

     Fuel increased $17.6 million (43.3%), to $58.4 million for the three months ended September 30, 2008 from $40.7 million for the same period of 2007. The increase is the result of increased fuel prices and an increase in miles driven, with minimal change in the overall fuel economy of our fleet. The Company's fuel cost per mile per company-owned tractor mile increased 46.8% in third quarter of 2008 compared to 2007. Fuel cost per mile, net of fuel surcharge, decreased 7.3% in the third quarter of 2008 compared to 2007 as a result of declining fuel prices in the third quarter of 2008 compared to a period of rising fuel prices in the third quarter of 2007. Offsetting the net decrease in fuel cost per mile was the Company's third quarter fuel cost per gallon, $4.03 per gallon, which increased by 46.8% in 2008 compared to the same period of 2007, $2.75 per gallon, and higher empty miles which the Company does not receive any fuel surcharge revenue.

     Operations and maintenance increased $0.8 million (24.5%), to $4.1 million in the third quarter of 2008 from $3.3 million in the third quarter of 2007 due to an increase in preventative maintenance, maintenance and parts replacement directly related to an increase in average age of our tractor fleet.

     Insurance and claims increased $3.6 million (128.0%), to $6.4 million in the third quarter of 2008 from $2.8 million in the third quarter of 2007 due to an increase in the severity of larger claims.

     Depreciation decreased $0.9 million (7.0%), to $11.5 million during the third quarter of 2008 from $12.4 million in the third quarter of 2007. The decrease is mainly attributable to a decrease in tractor purchases for the twelve month periods leading up to and including the quarters ended September 30, 2008 and 2007. As tractors are depreciated using the 125% declining balance methods, depreciation expense declines in years subsequent to the first year after initial purchase and continue to decline with the age of the fleet. Tractor depreciation decreased $0.7 million to $8.2 million in the quarter ended September 30, 2008 from $8.9 million in the quarter ended September 30, 2007. There was an additional decline in trailer depreciation of $0.1 from $2.7 million to $2.6 million as a net result of a higher number of trailers in the fleet offset by trailers that have become fully depreciated in 2008 due to an increase in the age of our trailer fleet.

     Gain on the disposal of property and equipment increased $2.4 million, to $2.9 million from a gain of $0.5 million in the third quarter of 2007. Approximately all of the $2.4 million increase is attributable to a substantial increase in the number of tractors traded during the 2008 period compared to tractor sales/trades during the 2007 period as the Company began a tractor fleet upgrade during the third quarter of 2008. There were not any substantial gains or losses on any other property or equipment sales during the quarter ended September 30, 2008 and 2007.

     Interest income increased $0.2 million (11.6%) in the third quarter of 2008 compared to the 2007 period as a result of a 36.6% increase in average cash, cash equivalents, and investments held during each period. The increase in average cash, cash equivalents, and investments is primarily due to the payment of a special dividend in May 2007 of approximately $196.5 million which was primarily funded with the sale of investments. Offsetting the increase in average interest bearing balances was a decrease in the average return on the balances.

     The Company's effective tax rate did not materially change in the third quarter of 2008 compared to the third quarter of 2007.

     As a result of the foregoing, the Company's operating ratio (net operating expenses as a percentage of operating revenue) was 83.2% during the third quarter of 2008 compared with 81.9% during the third quarter of 2007. Net income increased $1.6 million (9.2%), to $18.7 million during the third quarter of 2008 from $17.1 million during the third quarter of 2007.

Nine Months Ended September 2008 and 2007

     Operating revenue increased $44.5 million (10.1%), to $483.6 million in the nine months ending September 30, 2008 from $439.1 million in the 2007 period. The increase in revenue resulted from an increase in fuel surcharge revenue of $45.9 million to $106.6 million offset by a net decrease in line haul revenue of approximately $1.4 million. The increase in fuel surcharge revenue was a direct result of an increase in fuel costs during the period. Fuel surcharge revenue was $60.7 million for the nine months ended September 30, 2007. The decrease in line haul revenue was due to a reduction in fleet miles, $4.5 million, as a direct result of an overall decline in market demand for freight that the Company experienced during the first nine months of 2008 compared to 2007. The decrease in line haul revenue due to reduction of fleet miles was offset approximately $3.1 million due to average line haul rate improvements for the nine months ending September 30, 2008 compared to the same period of 2007.

     Salaries, wages, and benefits increased $1.5 million (1.1%), to $148.6 million in the nine months ended September 30, 2008 from $147.1 million in the 2007 period. The increase in salaries, wages and benefits was the net result of decreases of approximately $0.7 million in company driver wages and $0.2 million in other benefits, offset by increases of approximately $1.2 million in workers' compensation, approximately $0.5 in health insurance benefits, and $0.8 million in non-driver payroll. Driver wages decreased $0.7 million (0.6%), due to a decrease in total fleet miles as a direct result of an overall softness in market demand for freight during the first nine months of 2008 compared to the same period of 2007. The mix of the number of employee drivers to independent contractors increased slightly to a mix of 96% company drivers and 4% independent contractors during the nine months ended September 30, 2008 compared to 95% company drivers and 5% independent contractors during the same period of 2007. The increase in workers' compensation expense, $1.2 million (26.7%) to $5.6 million in the nine month period ended September 30, 2008 from $4.4 million in for the same period in 2007 was directly attributable to an increase in frequency and severity of claims. The increase in health insurance benefits was attributable to an increase in the frequency and severity of claims. The increase in non-driver payroll was mostly due to increased levels of shop and sales support personnel.

     Rent and purchased transportation decreased $1.1 million (7.1%), to $15.0 million in the first nine months of 2008 from $16.1 million in the compared period of 2007. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the net effect of the Company's decreased number of independent contractors that contributed to an overall decrease in payments for miles driven by independent contractors ($2.6 million) offset by an increase in amounts paid under the Company's fuel stability program ($1.5 million).

     Fuel increased $52.1 million (44.5%), to $169.4 million for the nine months ended September 30, 2008 from $117.3 million for the same period of 2007. The increase is the net result of increased fuel prices ($52.4 million) and a decrease in miles driven ($0.3 million). The Company's fuel cost per company-owned tractor mile increased 44.7% in first nine months of 2008 compared to the same period of 2007. Fuel cost per mile, net of fuel surcharge, increased

13.2% in the first nine months of 2008 compared to the same period of 2007. The Company's fuel cost per gallon for the first nine months of 2008, $3.86 per gallon, increased by 49.7% in 2008 compared to the same period of 2007, $2.57 per gallon.

     Operations and maintenance increased $2.4 million (24.2%), to $12.4 million in the nine months ended September 30, 2008 from $10.0 million for 2007 due to an increase in preventative maintenance, maintenance and parts replacement directly related to an increase in average age of our tractor fleet as well as more adverse weather conditions during the first three months of 2008 compared to the same period of 2007.

     Insurance and claims increased $3.1 million (22.2%), to $17.2 million in the nine months ended September 30, 2008 from $14.1 million in the same period of 2007 due mainly to increases in the frequency and severity of larger claims.

     Depreciation decreased $3.3 million (9.4%), to $32.6 million for the nine month period ended September 30, 2008 from $35.9 million in the same period of 2007. The decrease is mainly attributable to a decrease in tractor purchases for the twelve month periods leading up to and including the first nine months of 2008 and 2007. As tractors are depreciated using the 125% declining balance methods, depreciation expense declines in years subsequent to the first year after initial purchase and continues to decrease with the age of the fleet. Tractor depreciation decreased $4.3 million to $22.3 million in the nine month period ended September 30, 2008 from $26.6 million in the quarter ended September 30, 2007 due primarily to a decrease in average depreciation per unit. The decline in tractor depreciation was offset by an increase of $0.3 million in trailer depreciation and $0.6 million on all other assets for the nine month period ended September 30, 2008 compared to the same period of 2007. The increase in trailer depreciation was the direct result of an increase in the average number of trailers from period to period of approximately 6% offset by no depreciation on fully depreciated trailers. The increase in other asset depreciation is due to new facilities in North Liberty, Iowa and Phoenix, Arizona opened during 2nd and 3rd quarters of 2007.

     Gain on the disposal of property and equipment decreased $6.8 million (65.6%), to $3.5 million during the nine months ended September 30, 2008 from $10.3 million in the same period of 2007. There was an increase of approximately $0.1 million due to an increase in the number of tractors and trailers traded or sold during the 2008 period compared to the 2007 period. Offsetting this increase was a decrease of approximately $6.9 million in gains during the nine month period ended September 30, 2007 attributable to sales of real estate held in Dubois, Pennsylvania that was being leased to an unrelated third party as well as an idle facility in Columbus, Ohio and property in Coralville, Iowa. The proceeds received from those sales was used in the financing the new corporate headquarters in North Liberty, Iowa. There was not any property sales during the nine month period ended September 30, 2008.

     Interest income decreased $0.9 million (11.6%), to $7.0 million in the nine months ended September 30, 2008 from $8.0 million in the same period of 2007 as the net result of a 22.7% decrease in average cash, cash equivalents, and investments held during each period offset by an increase in the overall rate of return of approximately 2.1%. The decrease in average cash, cash equivalents, and investments is primarily due to the payment of a special dividend in May 2007 of approximately $196.5 million which was primarily funded with the sale of investments.

     The Company's effective tax rate was 33.7% and 36.5%, respectively, in the nine months ended September 30, 2008 and 2007. The decrease in the effective tax rate was largely attributable to favorable income tax expense adjustments as a result of the application of FIN 48. Under the application of FIN 48, the Company reduced its liability in the nine months ended September 30, 2008 by $2.9 million mainly due to expiration of statute of limitations, for unrecognized tax benefits related to risks associated with state income tax filing positions for the Company's corporate subsidiaries. The associated change during the same period of 2007 was a $1.4 million increase to tax expense.

     As a result of the foregoing, the Company's operating ratio (net operating expenses as a percentage of operating revenue) was 85.7% during the first nine months of 2008 compared with 80.4% during the first nine months of 2007. Net income decreased $8.9 million (15.0%), to $50.6 million during the first nine months of 2008 from $59.5 million during the compared 2007 period.

Liquidity and Capital Resources

     The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the nine months ended September 30, 2008, was net cash provided by operating activities of $81.8 million compared to $86.0 million in 2007. This decrease of $4.2 million is due primarily to a decrease of net income (excluding non-cash depreciation, deferred tax and amortization of unearned compensation, and gains on disposal of equipment) of approximately $8.0 million in the nine month period ended September 30, 2008 compared to the same period of 2007. Offsetting this decrease was an increase in operating cash inflows due to working capital items of approximately $3.8 million. The net increase in cash inflows by operating assets and liabilities was primarily the result of increases in accounts receivable collections, higher accounts payable and accrued expenses as well as timing and amount of tax payments from period to period. Cash flow from operating activities was 16.9 % of operating revenues in 2008 compared with 19.6% in 2007.

     Capital expenditures for property and equipment, net of trade-ins, totaled $4.4 million for the first nine months of 2008 compared to $41.2 million during the same period of 2007. Capital expenditures during the first nine months of 2007 included $3.8 million for construction of buildings related to our Phoenix and North Liberty facilities which were opened in 2007. Construction of these facilities was completed during the second and third quarters of 2007. Capital expenditures for the first nine months of 2007 also included $10.4 million of tractors and $11.4 million of trailers. In 2008 there were $0.5 million in tractor purchases, $1.8 million in trailer purchases, and $1.5 million for the acquisition of a terminal location near Dallas, Texas. There were not any capital expenditures for construction costs during the first nine months of 2008.

     The Company paid cash dividends of $5.8 million in the nine month period ended September 30, 2008 compared to $202.4 million in 2007. The Company declared a $1.9 million cash dividend in September 2008, included in accounts payable and accrued liabilities at September 30, 2008, which was paid on October 2, 2008. Dividends paid during the nine month period ended September 30, 2007 included a special dividend of $2.00 per share, $196.5 million.

     The Company paid income taxes of $29.6 million, net of refunds; in 2008 which was $1.6 million lower than income taxes paid during the same period in 2007 of $31.2 million.

     In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's common stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at September 30, 2008 and has no expiration date. During the nine months ended September 30, 2008, approximately 0.8 million shares of the Company's common stock were repurchased for approximately $10.6 million at approximately $13.40 per share. The repurchased shares were subsequently retired. There were no share repurchases during the same period of 2007. At September 30, 2008, the Company has approximately 11.5 million shares remaining under the current Board of Director repurchase authorization. Subsequent to the period ended September 30, 2008 the Company repurchased an additional 969,100 shares for approximately $12.9 million. Future purchases are dependent upon market conditions.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the short and long-term which are expected to be funded from cash flows provided by operations and from existing cash and cash equivalents. The Company ended the quarter with $67.8 million in cash and cash equivalents, an increase of $59.8 million from December 31, 2007. Subsequent to auction failures of auction rate student loan securities that began in mid-February 2008, the Company has been increasing its cash and cash equivalents with excess cash flows from operations. This redirection of excess net cash flows accounted for the net increase in cash and cash equivalents during the nine month period ended September 30, 2008. In addition to cash and cash equivalents, the Company had $0.5 million in short-term investments and $180.6 million in long-term investments. The Company's balance sheet remains debt free.

     As of September 30, 2008, approximately 96.3% (par value) of the Company's $180.6 million long-term investment balance was invested in auction rate student loan educational bonds backed by the U.S. government. The majority, (approximately 96.3% of student loan auction rate securities portfolio at cost) of the underlying investments continue to hold AAA (or equivalent) ratings from recognized rating agencies. The remaining 3.7% of the student loan auction rate securities portfolio hold AA ratings and were insurance backed securities. Beginning in mid-February 2008, the auction rate securities began experiencing auction failures due to general liquidity concerns. Prior to the Company experiencing unsuccessful auctions, the auction rate security investments were classified as short-term as they were auctioned and sold or interest rates were reset through a regular auction process generally occurring at least every 35 days from the initial purchase. Due to the current lack of liquidity in these markets, the Company's current options are to hold the investments and continue to earn average rates of return that currently exceed the average rates of return on other AAA rated, short-term, tax free instruments or sell its investments at a discount. Management continues to believe that current amounts of cash and cash equivalents along with cash flows from operations are sufficient to meet the Company's short term cash flow requirements and therefore has chosen to hold such investments until successful auctions resume or the investments are called by the issuer rather than selling the securities at discounted prices. The Company is confident it would be able to secure financing, without selling investments at a discount, based on the Company's current debt free balance sheet, strong operating results and certain financial institutions offering no net cost loans against our current auction rate securities holdings related to the financial institution's settlement with various regulatory agencies, discussed further below, should the need arise.

     The Company was required to estimate the fair value of the auction rate securities applying guidance in SFAS 157, "Fair Value Measurements" which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the September 30, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of September 30, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the September 30, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of September 30, 2008 relate to the Company's investment in auction rate student loan educational bonds.

     The estimated fair value of the underlying investments as of September 30, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets which were considered in the Company's fair value assessment although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $8.6 million during the nine month period ended September 30, 2008. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $8.6 million net of tax was recorded as an adjustment to other accumulated comprehensive loss. The fair value adjustment did not have any impact on the Company's consolidated statement of operations for the nine months ended September 30, 2008.

     The Company has evaluated the unrealized losses to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.
          o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
          o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer. The Company received par value for the amount of the call.
          o During July 2008, the Company received $8.0 million in calls at par and subsequent to September 30, 2008 the Company has received $0.7 million in calls, further evidencing that the underlying investments are being settled at par.
          o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
          o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 96.3% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities. The other 3.7% of the auction rate security portfolio is covered by the principle terms of a settlement agreement in which the Company will receive par for the underlying auction rate security holdings no later than July 2, 2012. Current rates of returns on these holdings, which are considerably higher than comparable investments and will not reset until March 2009, and the fact the Company will receive par value of the investment no later than July 2, 2012, supports a value for these investments of par value.
          o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt.
          o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
          o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
          o All auction rate security investments are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with ARS assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009.

     In addition to the items noted above, the Company has the intent and ability to hold these investments until recovery, therefore there was not any other than temporary impairment recorded on these investments during the period ended September 30, 2008.

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

     Net working capital for the nine month period September 30, 2008 decreased by $138.5 million over 2007 largely due to a decrease in short-term investments of $186.4 million as a result of the reclassification of $186.9 million of short-term investments to long-term during the nine month period ended September 30, 2008, as discussed above.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Assuming we maintain our short-term and long-term investment balance consistent with balances as of September 30, 2008, ($189.5 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.9 million.

     The Company has no debt outstanding as of September 30, 2008 and, therefore, has no market risk related to debt.

     Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended September 30, 2008 and 2007, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $19.6 million and $20.4 million or 13.9% and 17.0%, respectively, of the Company's total net operating expenses, net of fuel surcharge. For the nine months ended September 30, 2008 and 2007, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $67.4 million and $59.6 million or 16.2% and 16.8%, respectively, of the Company's total operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels to reduce its exposure to diesel fuel price fluctuations. In the event of hedging activities, the Company will implement the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and contract with an unrelated third party to transact the hedge. It is expected any such transactions will be accounted for on a mark-to-market basis with changes reflected in the statement of income as a component of fuel costs. As of September 30, 2008, the Company has no derivative financial instruments and has not utilized such instruments.


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

          (b)  Reports on Form 8-K
                    1. Report on Form 8-K, dated July 22, 2008, announcing the Company's financial results for the quarter ended June 30, 2008.
                    2. Report on Form 8-K, dated September 9, 2008, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEARTLAND EXPRESS, INC.

Date: November 7, 2008                         BY: /S/ John P. Cosaert
                                                   -------------------
                                               John P. Cosaert
                                               Executive Vice President-Finance,
                                               Chief Financial Officer and
                                               Treasurer
                                              (Principal accounting and
                                               financial officer)

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


Date:  November 7, 2008                         By: /s/ Russell A. Gerdin
                                                   ----------------------
                                                Russell A. Gerdin
                                                Chairman and Chief Executive
                                                Officer

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


Date:  November 7, 2008                    By: /s/ John P. Cosaert
                                               -------------------
                                           John P. Cosaert
                                           Executive Vice President-Finance
                                           Chief Financial Officer and
                                           Treasurer
                                          (principal accounting and financial
                                           officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   November 7, 2008                  By: /s/ Russell A. Gerdin
                                               ---------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: November 7, 2008                    By: /s/ John P. Cosaert
                                               -------------------
                                           John P. Cosaert
                                           Executive Vice President
                                           and Chief Financial Officer