Form 10-K
period 2008-12-31
HEARTLAND EXPRESS INC
filed 2009-02-24
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2008
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________to______________________.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $832.9 million. As of February 20, 2009 there were 92,411,781 shares of the Company's common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 7, 2009 are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS



                                                                      Page
                         Part I
Item 1.  Business                                                       1

Item 1A. Risk Factors                                                   6

Item 1B. Unresolved Staff Comments                                      11

Item 2.  Properties                                                     11

Item 3.  Legal Proceedings                                              12

Item 4.  Submission of Matters to a Vote of Security Holders            12

                         Part II

Item 5.  Market for the Registrant's Common Equity,
         Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                                 12

Item 6.  Selected Financial Data                                        15

Item 7.  Management's  Discussion and Analysis of
         Financial Condition and Results of Operations                  16

Item 7A. Quantitative and Qualitative Disclosures about Market Risk     26

Item 8.  Financial Statements and Supplementary Data                    27

Item 9.  Changes  in  and  Disagreements  with
         Accountants on Accounting and Financial Disclosure             27

Item 9A. Controls and Procedures                                        28

Item 9B. Other Information                                              30

                         Part III

Item 10. Directors, Executive Officers, and Corporate Governance        30

Item 11. Executive Compensation                                         30

Item 12. Security  Ownership of Certain  Beneficial
         Owners and  Management and Related
         Stockholder Matters                                            30

Item 13. Certain   Relationships   and  Related
         Transactions, and Director Independence                        30

Item 14. Principal Accounting Fees and Services                         30

                         Part IV

Item 15. Exhibits, Financial Statement Schedule                         31

         Signatures                                                     33

                           FORWARD LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

                                     PART I
ITEM 1. BUSINESS

General

Heartland Express, Inc. ("Heartland" or the "Company") is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating regional terminal locations in nine states outside of Iowa. The Company provides regional dry van truckload services from its nine regional operating centers plus its corporate headquarters. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In the second quarter of 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the purchase of a terminal location near Dallas, Texas during the third quarter of 2008. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers. Management believes that the Company's service standards and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-two years from 1986 to 2008, Heartland has grown to $625.6 million in revenue from $21.6 million and net income has increased to $70.0 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company's operating regions. More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Income" that are included in this report.

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

The Company's operations department is responsible for maintaining the continuity between the customer's needs and Heartland's ability to meet those needs by communicating customer's expectations to the fleet management group. They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas. They assign orders to drivers based on well-defined criteria, such as driver safety and United States Department of Transportation (the "DOT") compliance, customer needs and service requirements, on-time service, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

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

Serving the short-to-medium haul market (514 miles average length of haul in 2008) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

Heartland operates nine specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Chester, Virginia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Phoenix, Arizona and Seagoville, Texas (opened in January 2009) in addition to operations at our corporate headquarters. These short-haul operations concentrate on freight movements generally within a 400-mile radius of the regional terminal and are designed to meet the needs of significant customers in those regions.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling. Management believes Heartland's reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers. As a testament to the Company's premium service, the Company received nineteen customer service awards in addition to receiving the dry van Quest for Quality award from Logistics Management during 2008.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company's focus on short-to-medium haul and regional distribution markets. Management believes that building lane density in the Company's primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company's 25, 10, and 5 largest customers accounted for 70%, 51%, and 36% of gross revenue, respectively, in 2008. The Company's primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year. One customer accounted for approximately 12% of revenue in 2008. No other customer accounted for as much as ten percent of revenue. One customer accounted for 13% of revenue in 2007 with no other customers accounting for as much as ten percent of revenue.

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

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives. As of December 31, 2008, Heartland employed 3,279 persons. The Company also contracted with independent contractors to provide and operate tractors. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors. For the year ended December 31, 2008 owner operators accounted for approximately 4% of the Company's total miles.

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

Revenue Equipment

Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. All tractors are equipped with satellite-based mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers. A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company's maintenance program. In the second half of 2008, the Company began a partial tractor fleet upgrade with trucks manufactured by Navistar International Corporation. As of December 31, 2008, the Company was approximately 36% complete with this upgrade campaign. The Company currently expects to complete this campaign during the fourth quarter of 2009. Also during 2008 the Company acquired 400 new Wabash National Corporation trailers. At December 31, 2008, primarily all the Company's tractors are manufactured by Navistar International Corporation. Primarily all of the Company's trailers are manufactured by Wabash National Corporation. The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In addition, the Company's preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced. Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner-operator tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These requirements have been/will be implemented in multiple phases starting in 2002 and require progressively more restrictive emission requirements through 2010. Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more restrictive engine emission requirements. Compliance with the new emission standards have resulted in a significant increase in the cost of new tractors, lower fuel efficiency, and higher maintenance costs. Prior to the new engine emission requirements that became effective January 1, 2007, the Company completed a fleet upgrade of tractors with pre-January 2007 engine requirements. The Company did not purchase a significant amount of tractors during 2007 and during 2008 has begun a fleet upgrade as discussed above. As of December 31, 2007, 100% of the Company's tractor fleet were models with pre-January 2007 engine requirements and as of December 31, 2008, approximately 19% of the Company's tractor fleet are tractors containing engines meeting post-January 2007 requirements. The Company has experienced an approximately 17% increase in the price of post-January 2007 engine tractors compared to pre-January 2007 engine tractors. Beginning in 2010 a new set of more restrictive engine emission requirements will become effective. The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company's results of operations.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts. In addition, bulk fuel sites are maintained at twelve Company owned locations which includes the nine regional operating centers, the Company's corporate headquarters, plus two service terminal locations in order to take advantage of volume pricing. Both above ground and underground storage tanks are utilized at the bulk fuel sites. Exposure to environmental clean up costs is minimized by periodic inspection and monitoring of the tanks.

Increases in fuel prices can have an adverse effect on the results of operations. The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases. For the years ended December 31, 2008, 2007, and 2006, fuel expense, net of fuel surcharge revenue, was $79.4 million, $81.9 million, and $69.5 million or 19.7%, 20.5% and 18.7%, respectively, of the Company's total operating expenses, net of fuel surcharge. During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company's fuel expense. During 2008 fuel prices rose rapidly during the first half of the year and declined rapidly over the second half of the year negating the volatile fluctuation in fuel prices during the year. At the peak of the fuel prices in July 2008, fuel expense, net of fuel surcharge revenue, was approximately 23% of the Company's total operating expenses, net of fuel surcharge. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company's operating results.

Subsequent to December 31, 2008 the Company has contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements. The hedged forecasted future cash flows was transacted through the use of certain swap investments. The Company has implemented the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), and has designated such hedges as cash flow hedges. Under the guidance of SFAS 133, the Company will record an asset or liability for the fair value of the hedging instrument each reporting period with the change in the effective portion of the hedging instrument (as defined by SFAS 133) included in other comprehensive income (loss) and any ineffective portion of the hedging instrument (as defined by SFAS 133) recognized in the statement of income as a component of fuel expense. The hedging strategy was implemented mainly to reduce the Company's exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not currently recoverable through fuel surcharge agreements.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes. The Company competes with other truckload carriers;
primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, and equipment availability. As the general economic conditions and credit market conditions deteriorated throughout 2008, the industry became extremely competitive based on freight rates mainly due to excess capacity compared to current freight volumes. We do not expect freight volumes to improve in the near term. The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. In addition, there is a strong
competition   within  the  industry  for  hiring  of  drivers  and   independent
contractors.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart. However, advocacy groups may continue to challenge the final rule. We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue. On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

During 2008, the DOT issued a rule that now includes tractor onboard position history as part of supporting documentation in DOT audits and inquiries. Further, the new rule requires the Company to maintain six months of tractor onboard position history. The Company may also become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

Available Information

The Company files its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC"). The public may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A. RISK FACTORS

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

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

We are subject to factors within the capital markets that may affect our short-term liquidity. All of our long-term investments as of December 31, 2008 were in tax free; auction rate student loan educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 5 to 38 years as of December 31, 2008. At the reset date we historically had the option to roll the investments and reset the interest rate or sell the investments in an auction. We historically received the par value of the investment plus accrued interest on reset date if the underlying investment was sold. Primarily all long term investments held by us (96.1% of par value) have AAA (or equivalent) ratings from recognized rating agencies. We only hold senior positions of underlying securities. We have not invested in asset backed securities and do not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders. When we elect to participate in an auction and therefore sell investments, there is no guarantee that a willing buyer will purchase the security resulting in us receiving cash upon the election to sell. During the quarter ended March 31, 2008 we began experiencing failures in the auction process of auction rate securities that we held, as further described below in the risk factor "If the estimated fair value of auction rate securities continue to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings."

We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel prices, taxes, tolls, license and registration fees, insurance costs, cost of revenue equipment, and healthcare for our employees. We could also be affected by strikes or other work stoppages at customer, port, border, or other shipping locations as well as declines in the resale value of used equipment.

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

Our growth may not continue at historical rates.

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

We are subject to risk with respect to prices for new tractors. Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. More restrictive EPA, emissions standards that began in 2002 with additional new requirements implemented in 2007 have required vendors to introduce new engines. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. As of December 31, 2008, approximately 19% of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007. Tractors that meet the 2007 standards are more expensive than non-compliant tractors, and we expect that the 2010 tractors will be more expensive than non-compliant tractors. Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment. When the supply of used revenue equipment exceeds the demand for used revenue equipment as it did during 2008, the general market value of used revenue equipment decreases. Should this current condition continue, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

We have trade-in and/or repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements that reflect the terms we expect, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges, and recently, in an attempt to further manage our exposure to changes in fuel prices, we began using derivative instruments designated as cash flow hedges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future. To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, may increase even more when the overall demand for freight services increases with a reversal of the current economic trends and conditions. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, or be required to further adjust our driver compensation package, which would lower our profitability. We have increased our driver compensation on several occasions in recent years. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the DOT. The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). In July, 2007, a federal appeals court vacated portions of the 2005 Rules. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart. However, advocacy groups may continue to challenge the final rule. We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue. On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA has proposed a rule that may require companies with a history of serious hours-of-service violations to install electronic on-board recorders
(EOBR) in all of their commercial vehicles. This installation would be for a minimum of two years. On January 30, 2008, we completed a full FMCSA compliance review which found no evidence of any serious violations thereby maintaining its Satisfactory Safety Rating. During 2008, the DOT issued a rule that now includes tractor onboard position history as part of supporting documentation in DOT audits and inquiries. Further, the new rule requires that we maintain six months of tractor onboard position history. The FMCSA is currently studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effects, if any, such proposed rules may have on us.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

In general, the increasing burden of regulation raises our costs and lowers our efficiency. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security (the "DHS"), also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher prices, could adversely affect our results of operations.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 which are discussed above under "Risk Factors - Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a short-term, negative impact on our operations and profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to develop and retain a core group of managers could have a materially adverse effect on our business. We have developed a structured business plan and procedures to prevent a long-term effect on future profitability due to the loss of key management employees.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from several major customers.

For the year ended December 31, 2008, our top 25 customers, based on revenue, accounted for approximately 70% of our gross revenue. This was not significantly different than the previous year. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If the estimated fair value of auction rate securities continue to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings.

As of December 31, 2008, all of our auction rate securities were associated with unsuccessful auctions. Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default interest rate. Until a subsequent auction is successful or the underlying security is called by the issuer, we will be unable to sell these securities. Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2008, we reclassified these investments to long-term investments. In addition, we recorded an adjustment to fair value to reflect the lack of liquidity in these securities through an adjustment to other comprehensive loss. Since auction failures began and continuing through December 31, 2008, there were no instances of delinquencies or non-payment of applicable interest from the issuers. Financial institutions which we originally bought auction rate securities from and whom current auction rate securities are held with, are parties to various settlement agreements with certain regulatory authorities. The settlement agreements provide, among other things, that the financial institutions must use their best efforts to provide liquidity solutions for auction rate securities including facilitating issuer redemptions, restructurings, and other reasonable means. We have no assurance, however, that we will be able to sell these investments and cannot predict whether future auctions related to our auction rate securities will be successful. Should we have liquidity requirements before these financial institutions provide liquidity to auction rate securities, we may be required to discount these securities in order to liquidate them. Based on our current financial position, we do not believe that we will have to sell these securities at a discount, however, if our financial condition changes and we were able to sell them at a discount, it could have a materially adverse effect on our financial results.

Under current U.S. generally accepted accounting principles ("GAAP") for valuing investments, we must value assets and liabilities at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimated fair value of the underlying investments as of December 31, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. As a result of the fair value measurements, we recognized an unrealized loss and reduction to investments, of $8.6 million during the year ended December 31, 2008. We have evaluated the unrealized losses to determine whether this decline is other than temporary. We have concluded the decline in fair value to be temporary and as such have recorded the reduction in investment value as a reduction to stockholders equity. We have the intent and ability to hold these investments until recovery and they continue to maintain an average rating of AAA from nationally recognized rating agencies, therefore there was not any other than temporary impairment recorded in the consolidated statement of income on these investments during the year ended December 31, 2008. We will monitor these investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income. Such impairment could have a materially adverse effect on our financial results.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

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

The following table provides information regarding the Company's facilities and/or offices:

-------------------------- -------- -------- -------- ---------------
   Company Location         Office    Shop     Fuel   Owned or Leased
-------------------------- -------- -------- -------- ---------------
North Liberty, Iowa (1)      Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Ft. Smith, Arkansas          No       Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
O'Fallon, Missouri           No       Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Atlanta, Georgia             Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Columbus, Ohio               Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Jacksonville, Florida        Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Kingsport, Tennessee         Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Olive Branch, Mississippi    Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Chester, Virginia            Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Carlisle, Pennsylvania       Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Phoenix, Arizona (2)         Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------
Seagoville, Texas (3)        Yes      Yes      Yes         Owned
-------------------------- -------- -------- -------- ---------------


(1) The Company moved into its new corporate headquarters in July 2007. Prior to July 2007 the Company headquarters was located in Iowa City, Iowa and was located on property that the Company both owned and leased.

(2) The Company leased a facility in Phoenix, Arizona for a portion of 2007. In 2005, the Company acquired fourteen acres of land in Phoenix, Arizona for the construction of a new regional operating facility. Construction began in 2006 and was completed in the second quarter of 2007. Construction was financed by cash flows from operations. The leased facilities did not include fuel facilities.

(3) The Company acquired this terminal location in August 2008. The Company completed property renovations late in the fourth quarter of 2008 and terminal operations began January 5, 2009.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury, property damage, cargo, and workers' compensation incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company's common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company's common stock as reported by the NASDAQ Global Select Market and the Company's dividends declared per common share from January 1, 2007 to December 31, 2008.

                                                       Dividends Declared
          Period                   High         Low     per Common Share
     Calendar Year 2008
        1st Quarter              $ 16.48      $ 12.98        $.020
        2nd Quarter                16.40        13.80         .020
        3rd Quarter                20.00        14.18         .020
        4th Quarter                16.52        12.25         .020

     Calendar Year 2007
        1st Quarter              $ 17.81      $ 15.14        $.020
        2nd Quarter                18.92        15.36         2.02
        3rd Quarter                17.46        14.11         .020
        4th Quarter                15.80        12.98         .020


On February 20, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $13.03 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions. As of February 20, 2009, the Company had 186 stockholders of record of its common stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past twenty-two consecutive quarters. During 2008, the Company declared quarterly dividends as detailed below.

                                              2008 Period
                     1st Quarter      2nd Quarter        3rd Quarter          4th Quarter
Announcement date   March 11, 2008    June 9, 2008    September 8, 2008     December 2, 2008
Record date         March 20, 2008    June 20, 2008   September 19, 2008    December 12, 2008
Payment date        April 2, 2008     July 2, 2008    October 2, 2008       December 23, 2008
Payment amount
(per common share)       $0.02           $0.02            $0.02                 $0.02
Payment amount total
for all shares       $1.9 million     $1.9 million      $1.9 million           $1.9 million

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

Stock Repurchase

In September 2001, the Board of Directors approved the repurchase of up to 15.4 million shares, adjusted for stock splits, of Heartland Express, Inc. common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. During the years ended December 31, 2008 and 2007, approximately 2.7 million and 1.3 million shares were repurchased, respectively, in the open market and pursuant to the above-referenced plan and a quarterly trade plan under Rule 10b5-1, for $36.4 million and $19.4 million, respectively, at an approximate weighted average price of $13.36 and $14.86 per share, respectively, and the shares were retired. The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $36.4 million and $19.4 million during the years ended December 31, 2008 and 2007 was charged to retained earnings. The authorization to repurchase remains open at December 31, 2008 and has no expiration date but may be suspended or discontinued at any time without prior notice. Approximately 9.6 million shares remain authorized for repurchase under the Board of Director's approval at December 31, 2008. During January and February 2009, the Company repurchased an additional 1.8 million shares, at $23.9 million for an average price of $13.16 per share. This has subsequently reduced the remaining authorized shares for repurchase to 7.8 million shares as of February 20, 2009. Future repurchases are dependent upon market conditions.

Shares repurchased during the three month period ended December 31, 2008 are as follows:

                                                                       (d) Maximum
                                                   (c) Total number   number of shares
                                                      of shares       that may yet be
                        (a) Total                  purchased as part  purchased under
                        number of    (b)Average      of publicly        the plans or
                          shares   price paid per   announced plans    programs (in
Period                  Purchased      share         or programs         millions)
--------------------    ---------  -------------- -----------------   ----------------
October 1, 2008 -
  October  31, 2008       969,100   $    13.30          969,100             10.6
November 1, 2008 -
  November 30, 2008       569,413        13.44          569,413             10.0
December 1, 2008 -
  December 31, 2008       390,587        13.43          390,587              9.6
                        ---------                 -----------------
Total                   1,929,100                     1,929,100
                        =========                 =================


Share Based Compensation

On March 7, 2002, the Company's chief executive officer transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vested over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. Compensation expense of $0.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively, is recorded in salaries, wages, and benefits on the consolidated statements of income. Compensation expense was not material for the year ended December 31, 2008. All unvested shares were included in the Company's 96.9 million outstanding shares as of December 31, 2007 and there were not any unvested shares as of December 31, 2008. As of December 31, 2008 there are no securities authorized for issuance under equity compensation plans.

A summary of the Company's non-vested restricted stock as of December 31, 2008 and 2007, and changes during the twelve months ended December 31, 2008 and 2007 is presented in the table below:

                                                                    Grant-date
                                                     Shares         Fair Value
                                                  -------------    -------------
Non-vested stock outstanding at January 1, 2007        34,200         $  11.00
Granted                                                    -                -
Vested                                                (34,000)           11.00
Forfeited                                                  -                -
                                                  -------------    -------------
Non-vested stock outstanding at December 31, 2007         200            11.00
                                                  -------------    -------------

Non-vested stock outstanding at January 1, 2008           200            11.00
Granted                                                    -                -
Vested                                                   (200)           11.00
Forfeited                                                  -                -
                                                  -------------    -------------
Non-vested stock outstanding at December 31, 2008          -          $     -
                                                  =============    =============

The fair value of the shares vested was $0.5 million and $0.6 million for the twelve months ended December 31, 2007 and 2006, respectively. The fair value of the shares vested during the twelve months ended December 31, 2008 was not material.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)") a revision of SFAS No. 123, which addressed the accounting for share-based payment transactions. SFAS No. 123(R) eliminated the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally required instead that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented SFAS No. 123(R) on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation was recorded as additional paid-in capital effective January 1, 2006 through December 31, 2007. The implementation of SFAS No. 123(R) had no material effect on the Company's results of operations for the years ended December 31, 2008, 2007 and 2006.

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

                                                          Year Ended December 31,
                                                  (in thousands, except per share data)
                                            2008         2007         2006         2005         2004
                                         ---------    ---------    ---------    ---------    ---------
Statements of Income Data:
Operating revenue ....................   $ 625,600    $ 591,893    $ 571,919    $ 523,792    $ 457,086
                                         ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Salaries, wages, and benefits ......     197,992      196,303      189,179      174,180      157,505
  Rent and purchased transportation ..      18,703       21,421       24,388       29,635       36,757
  Fuel ...............................     204,708      164,285      146,240      123,558       83,263
  Operations and maintenance .........      15,575       12,314       12,647       14,955       12,939
  Operating taxes and licenses .......       9,317        9,454        9,143        8,968        8,996
  Insurance and claims ...............      24,307       18,110       16,621       17,938       16,545
  Communications and utilities .......       3,693        3,857        3,721        3,554        3,669
  Depreciation (2) ...................      46,109       48,478       47,351       38,228       29,628
  Other operating expenses ...........      16,807       17,380       17,356       16,697       14,401
  Gain on disposal of property
    and equipment (2) ................      (9,558)     (10,159)     (18,144)      (8,032)        (175)
                                         ---------    ---------    ---------    ---------    ---------
                                           527,653      481,443      448,502      419,681      363,528
                                         ---------    ---------    ---------    ---------    ---------
        Operating income (2) .........      97,947      110,450      123,417      104,111       93,558
Interest income ......................       9,132       10,285       11,732        7,373        3,071
                                         ---------    ---------    ---------    ---------    ---------
Income before income taxes ...........     107,079      120,735      135,149      111,484       96,629
Federal and state income taxes .......      37,111       44,565       47,978       39,578       34,183
                                         ---------    ---------    ---------    ---------    ---------
Net income (2) .......................   $  69,968    $  76,170    $  87,171    $  71,906    $  62,446
                                         =========    =========    =========    =========    =========
Weighted average shares
outstanding (1) ......................      95,900       97,735       98,359       99,125      100,000
                                         =========    =========    =========    =========    =========
Earnings per share (1)(2) ............   $    0.73    $    0.78    $    0.89    $    0.73    $    0.62
                                         =========    =========    =========    =========    =========
Dividends declared per share (1) .....   $   0.080    $   2.080    $   0.075    $   0.060    $   0.050
                                         =========    =========    =========    =========    =========
Balance Sheet data:
Net working capital (3) ..............   $  33,932    $ 182,546    $ 294,252    $ 271,263    $ 242,472
Total assets .........................     557,714      526,294      669,070      573,508      517,012
Stockholders' equity .................     360,039      342,759      495,024      433,252      389,343


The Company had no long-term debt during any of the five years presented.

(1) Years ended December 31, 2005 and 2004 reflect the four-for-three stock split of May 15, 2006.
(2) Effective July 1, 2005, the Company adopted SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). The prospective application of SFAS 153 after June 30, 2005 resulted in the immediate recognition of gains from the trade-in of revenue equipment rather than reduction in the cost of the new revenue equipment. The recognition of gains from trade-in of revenue equipment is offset over the equipment life by increased depreciation expense. For the twelve month periods of 2008, 2007, 2006, and the six month period of 2005, gains reported under application of guidance in SFAS 153 were $9.2 million, $1.9 million, $17.6 million and $6.5 million, respectively.
(3) Reflects the reclassification of auction rate security investments classified as short-term investments as of December 31, 2007 to long-term investments as of December 31, 2008 due to auction failures that began in February 2008 and continued through December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for certain historical information contained herein, the following discussion contains forward-looking statements (as discussed in Item 1 above) that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operated ten regional operating divisions that provided regional dry van truckload services from eight regional operating centers in addition to its corporate headquarters during 2008. The Company's ten regional operating divisions, not including operations at the corporate headquarters, accounted for 73.5% and 72.7% of the 2008 and 2007 operating revenues. The Company's newest regional operating center near Dallas, Texas opened in early January 2009 and increased the Company's regional operating centers to nine and regional operating divisions to eleven, in addition to operations at the Company's corporate headquarters. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. As fuel prices soared to historical highs during 2008, management of fuel cost became a top priority of management. The industry experienced soft freight demand throughout the year which forced downward pressures on freight rates and fuel surcharge rates. The unseasonably low freight demand the Company experienced through the fourth quarter of 2008 has continued into the first quarter of 2009. The challenging freight environment throughout the year combined with record high fuel prices, resulted in many carriers in the trucking industry declaring bankruptcy and or exiting the industry. The industry continues to fight excess capacity in the market place along with declining freight volumes due to the current economic downturn. During 2008 the Company undertook fuel initiative strategies to effectively manage fuel costs. These initiatives included, encouraging fueling at terminal locations rather than over-the-road purchases to take advantage of bulk fuel purchases when cost effective to do so, reduction of tractor idle time and controlling out-of-route miles. Although the Company experienced declining fuel costs throughout the second half of 2008, Company management continues to encourage these initiatives. At December 31, 2008, the Company's tractor fleet had an average age of 2.2 years while the trailer fleet had an average age of
4.6 years. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Quality service allowed the Company to hold its freight rates stable throughout 2008. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

The Company ended the year with operating revenues of $625.6 million, including fuel surcharges, net income of $70.0 million, and earnings per share of $0.73 on weighted average outstanding shares of 95.9 million. The Company posted an 84.3% operating ratio (operating expenses as a percentage of operating revenues) and an 11.2% net margin (net income as a percentage of operating revenues). The Company has total assets of $557.7 million at December 31, 2008. The Company achieved a return on assets of 12.9% and a return on equity of 19.9%. The Company's cash flow from operations for the year of $121.8 million was 19.5% of operating revenues. The Company used $27.1 million in net investing cash flows, mainly due to the purchase of new revenue equipment, and $46.0 million in financing activities, which was made up of $36.4 million in stock repurchases and $9.6 million in dividend payments during 2008. As a result, the Company increased cash and cash equivalents $48.7 million during the year ended December 31, 2008. The Company ended the year with cash, cash equivalents, and investments of $228.0 million and a debt-free balance sheet.

The decline in the demand for freight services and an overcapacity of trucks has negatively impacted the operating results of 2008. The soft freight demand has resulted in downward pressures on freight and fuel surcharge rates and has resulted in higher empty miles and lower equipment utilization. Fuel expense during 2008 was the result of two distinct periods of pricing. From January 2008 to July 2008, the Company experienced rising fuel prices that reached a peak during early July 2008. From early July 2008 to December 2008, the Company experienced declining fuel prices. U.S. average DOE prices were approximately $3.38 per gallon the first part of January 2008, which rose to approximately $4.73 in early July and fell to approximately $2.29 by the end of 2008. Due to the rise and fall of fuel prices during the year, fuel expense, net of fuel surcharge recoveries, decreased 3.1% to $79.4 million during the year ended December 31, 2008 compared to $81.9 million for the year ended December 31, 2007. Annualizing fuel expense, net of fuel surcharge recoveries, at the peak of fuel during 2008, would have resulted in an increase of approximately 16% in our net fuel expense for 2008. Therefore increases and decreases in fuel prices, as we experienced during 2008 will continue to have the potential for materially affecting our financial results.

The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation by increasing driver compensation three out of the last five years.

The Company has been recognized as one of the Forbes magazine's "200 Best Small Companies in America" seventeen times in the past twenty-two years and for the past seven consecutive years. The Company has paid cash dividends over the past twenty-two consecutive quarters, including a special dividend of $196.5 million in May, 2007. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

                                                 Year Ended December 31,
                                              ----------------------------
                                               2008       2007       2006
                                              ------     ------     ------
Operating revenue ......................      100.0%     100.0%     100.0%
                                              ------     ------     ------
Operating expenses:
  Salaries, wages, and benefits ........       31.6%      33.2%      33.1%
  Rent and purchased transportation ....        3.0        3.6        4.3
  Fuel .................................       32.7       27.8       25.6
  Operations and maintenance ...........        2.5        2.1        2.2
  Operating taxes and license ..........        1.5        1.6        1.6
  Insurance and claims .................        3.9        3.1        2.9
  Communications and utilities .........        0.6        0.7        0.7
  Depreciation .........................        7.4        8.2        8.3
  Other operating expenses .............        2.7        2.9        3.0
  Gain on disposal of property
      and equipment ....................       (1.5)      (1.7)      (3.2)
                                              ------     ------     ------
                                               84.3%      81.3%      78.4%
                                              ------     ------     ------
      Operating income .................       15.7%      18.7%      21.6%
Interest income ........................        1.5        1.7        2.1
                                              ------     ------     ------
  Income before income taxes ...........       17.1%      20.4%      23.6%
Income taxes ...........................        5.9        7.5        8.4
                                              ------     ------     ------
  Net income ...........................       11.2%      12.9%      15.2%
                                              ======     ======     ======

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Operating revenue increased $33.7 million (5.7%), to $625.6 million for the year ended December 31, 2008 from $591.9 million in the 2007 period. The increase in revenue was the net effect of a $44.2 million increase (51%) in fuel surcharge revenue from $86.6 million in 2007 to $130.8 million in 2008 offset by a decrease in freight revenues of $10.5 million from $505.3 million in 2007 to $494.8 million in 2008. Freight revenues declined $10.5 million (2.0%) on the net result of fewer miles driven ($13.5 million) and a slight increase in rates due to general changes in customer mix ($3.0 million). Miles driven year over year was directly related to soft freight demand experienced during 2008 compared to 2007. The increase in fuel surcharge revenues was the direct result of higher average fuel prices throughout 2008 compared to 2007. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles.

Salaries, wages, and benefits increased $1.7 million (0.9%), to $198.0 million for the year ended December 31, 2008 from $196.3 million in the 2007 period. The increase was the net result of a $2.6 million decrease (1.8%) in driver wages, a $1 million increase (5.4%) in office and shop wages, a $2.1 million (33.3%) increase in workers compensation and a $1.4 million increase (19.8%) increase in health insurance, and a decrease of other benefits and payroll taxes of $0.2 million. During the year ended December 31, 2008, employee drivers accounted for 96% and independent contractors for 4% of the total fleet miles, compared with 95% and 5%, respectively, for 2007. Company driver wages decrease was consistent with the decrease in freight revenues detailed above due to freight volume declines in 2008 compared to 2007 with no mileage rate changes during 2008. Office and shop personnel increased as a result of a higher number of employees in certain strategic areas as well as annual wage increases. Workers' compensation expense increased $2.1 million due to an overall increase in frequency and severity of claims incurred. Health insurance expense increased $1.4 million due mainly to an increase in average monthly claims.

Rent and purchased transportation decreased $2.7 million (12.6%), to $18.7 million for the year ended December 31, 2008 from $21.4 million in the compared period of 2007. Of the total decrease, $3.4 million related to a decrease in miles driven by independent contractors, offset by an increase of $1.2 million in fuel stabilization payments due to higher average fuel costs during 2008 compared to 2007. The remaining $0.5 million decrease was due to other rents which included rents on office space prior to the Company moving into a Company owned terminal location in Phoenix and corporate headquarters in North Liberty during May and July 2007, respectively.

Fuel increased $40.4 million (24.6%), to $204.7 million for the year ended December 31, 2008 from $164.3 million for the same period of 2007. The increase is the net result of an average increase in fuel cost per gallon of $0.85 (31.4%) per gallon from an average of $2.71 per gallon in 2007 to an average of $3.56 per gallon in 2008 offset by an approximate 5% decrease in total gallons purchased. The decrease in gallons purchased during 2008 compared to 2007 was the result of fewer company driver miles due to weaker freight demand and an increase in fuel economy. The Company's average miles per gallon increased 2.4% compared to 2007 and out of route miles decreased 9.5% which the Company attributes to the efforts to manage idle time and out of route costs during the year.

Operations and maintenance increased $3.3 million (26.8%), to $15.6 million for the year ended December 31, 2008 from $12.3 million for the compared 2007 period due to an increase in preventative maintenance and parts replacement related to an increase in the average age of the tractor fleet, costs associated with trade truck campaign and higher than usual operations and maintenance costs during the early months of 2008 based on more adverse weather conditions.

Insurance and claims increased $6.2 million (34.3%), to $24.3 million for the year ended December 31, 2008 from $18.1 million in the same period of 2007 due to an increase in the frequency and severity of larger claims during 2008 compared to 2007.

Depreciation decreased $2.5 million (5.2%), to $46.1 million during the year ended December 31, 2008 from $48.5 million in the compared 2007 period. Tractors accounted for $3.3 million of the total decrease. The tractor decrease is attributable to an overall decrease in average depreciation per tractor 2008 compared to 2007 mainly as a result of the average age of the tractor fleet. This decrease was due to timing of new tractor purchases. New tractors with higher depreciable bases were not purchased and placed in service until the third and fourth quarters of 2008, as such older tractor equipment was depreciated for the majority of 2008. As tractors are depreciated using the 125% declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase and continue to decline with the age of the fleet. The decrease in tractor depreciation was offset by higher depreciation on buildings, furniture and fixtures, and land improvements due to a full year of depreciation on our new corporate headquarters facilities (opened in July 2007) and new Phoenix terminal (opened in June 2007).

Other operating expenses were essentially unchanged during the year ended December 31, 2008 compared to the same period of 2007. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs.

Gain on the disposal of property and equipment decreased $0.6 million (5.8%), to $9.6 million during the year ended December 31, 2008 from $10.2 million in the same period of 2007. During 2008 the Company started a tractor fleet upgrade campaign and as of December 31, 2008, the Company was approximately 36% through this campaign. As such, approximately $9.2 million of the 2008 gains related to gains on traded tractors. During 2007 the Company sold real estate in Columbus, Ohio, Coralville, Iowa, and Dubois, Pennsylvania recording total gains of approximately $6.8 million with the remaining gains attributable to revenue equipment sales and trades. The proceeds received from these sales were used in the financing of the new corporate headquarters. A tractor fleet upgrade was completed in December 2006 and therefore tractor trades in 2007 were less than compared to 2008. The Company does not expect gains on a per tractor basis to be as high during future years as it has been for the past several years as the Company will have substantially disposed of all tractors with a lower initial recorded basis due to purchases of tractors prior to adoption of SFAS 153.

Interest income decreased $1.2 million (11.7%), to $9.1 million during the year ended December 31, 2008 from $10.3 million in the same period of 2007 as the net result of a decrease in average cash, cash equivalents, and investments year over year due primarily to the payment of the special dividend in May 2007 ($196.5 million). Offsetting the decrease in average interest bearing balances was an improved average rate of return on cash, cash equivalents, and investments. The majority of interest income continues to be associated with the Company's investment in student loan auction rate securities. The current rates of return on these investments continues to exceed the rates of return on similar AAA rated, non taxable securities.

The Company's effective tax rate was 34.7% and 36.9%, respectively, for the years ended December 31, 2008 and 2007. This decrease is primarily attributable to a net reduction of tax accruals for uncertain tax positions as required under FASB Interpretation No. 48 ("FIN 48"). During 2008 the Company's FIN 48 tax adjustment was a net reduction to tax expense of $2.3 million. This decrease relates to the reduction of the accrual for uncertain tax positions and associated accrued penalties and interest due to lapse of applicable statute of limitations.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 84.3% during the year ended December 31, 2008 compared with 81.3% during the year ended December 31, 2007. Net income decreased $6.2 million (8.2%), to $70.0 million for the year ended December 31, 2008 from $76.2 million during the compared 2007 period as a result of the net effects discussed above.

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

Salaries, wages, and benefits increased $7.1 million (3.8%), to $196.3 million for the year ended December 31, 2007 from $189.2 million in the 2006 period. These increases were the result of increased reliance on employee drivers due to a decrease in the number of independent contractors utilized by the Company and driver pay increases. The Company increased driver pay by $0.01 per mile in January 2006 for all drivers maintaining a valid hazardous materials endorsement on their commercial driver's license and implemented quarterly pay increases in 2006 for selected operating divisions. The cumulative impact of the quarterly increases to driver compensation in 2006 resulted in a cost increase of approximately $1.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, employee drivers accounted for 95% and independent contractors for 5% of the total fleet miles, compared with 94% and 6%, respectively, for 2006. Additional miles in 2007 by company drivers accounted for approximately $4.0 million increase in wages over 2006. Workers' compensation expense increased $2.3 million (53.6%) to $6.5 million for the year ended December 31, 2007 from $4.2 million in for the same period in 2006 due to an increase in frequency and severity of claims. Health insurance expense decreased $1.4 million (16.2%) to $7.1 million for the year ended December 31, 2007 from $8.5 million in the same period of 2006 due to a decrease in frequency and severity of claims. The remaining increase was the result of non-driver payroll increases.

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

Operating taxes and licenses increased $0.3 million (3.4%), to $9.5 million for the year ended December 31, 2007 from $9.1 million in the compared 2006 period due an increase in the property taxes associated with new facilities in Phoenix, Arizona and North Liberty, Iowa and an increase in fuel taxes paid.

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

Inflation and Fuel Cost

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007, and driver comfort have resulted in higher tractor prices, as well as there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. During 2008 the Company experienced a 17% increase in tractor prices associated with tractors with latest engine emission requirements compared to tractor prices associated with the last fleet upgrade with pre-January 2007 tractor engines. The majority of this increase was not limited by increases in freight rates during 2008.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. Fuel prices, compared to historical averages, were high throughout 2005, 2006, and 2007, and reached historical highs during 2008, thus increasing our cost of operations. In addition to the increased fuel costs, the reduced fuel efficiency of the new EPA engines has put additional pressure on profitability due to increased fuel consumption. Competitive conditions in the transportation industry during 2007 and 2008, such as lower demand for transportation services, has and will continue to affect the Company's ability to obtain rate increases or fuel surcharges until there is improvement in the demand for transportation services.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations which was the case during 2008 with the 575 new tractors and 400 new trailers that were acquired. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the year ended December 31, 2008, was net cash provided by operating activities of $121.8 million compared to $120.4 million in 2007 due primarily to net income (excluding non-cash depreciation, deferred tax and amortization of unearned compensation, and gains on disposal of equipment) being approximately $6.3 million lower in 2008 compared to 2007 offset with an increase in operating cash flow generated by operating assets and liabilities of approximately $8.0 million. The net increase in cash provided by operating assets and liabilities was primarily the result of reductions in accounts receivable balances due to collections, increases in accident and workers compensation insurance accruals, offset by reductions in accrued income taxes mainly due to uncertain tax position accrual changes. Cash flow from operating activities was 19.5% of operating revenues in 2008 compared with 20.3% in 2007.

Capital expenditures for property and equipment, net of trade-ins, totaled $35.9 million for 2008 compared to $43.6 million during 2007. The majority of the 2008 capital expenditures related to the purchase of new tractors and trailers. The Company currently expects capital expenditures for property and equipment, net of trades in 2009, to be approximately $55 million. The expected increase in cash outflows for property and equipment, net of trade-ins in 2009, is mainly due to remainder of the Company's purchase commitment for our current tractor fleet upgrade campaign. Also included in total expenditures in 2008 was approximately $1.5 million associated with the acquisition of the Company's terminal location near Dallas, Texas. Total expenditures for the new corporate headquarters, including furniture and fixtures, and shop facility in North Liberty, Iowa and our Phoenix facility were approximately $19.7 million during 2007.

The Company paid cash dividends of $9.6 million in 2008 compared to $204.3 million in 2007. The Company paid a one-time special dividend of $196.5 million during the second quarter of 2007. All dividends declared during 2008 were paid during 2008.

The Company paid income taxes of $36.7 million in 2008 which was a decrease of $4.9 million compared to $41.6 million paid in 2007. The decrease was mainly due to a decrease in federal tax payments during the year as a result of a reduction in taxable income in 2008 compared to 2007 due mainly to lower income before taxes and the 50% bonus depreciation allowed on new tractor and trailer purchases during 2008.

In September 2001, the Board of Directors approved the repurchase of up to 15.4 million shares, adjusted for stock splits, of Heartland Express, Inc. common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. During the years ended December 31, 2008 and 2007, approximately 2.7 million and 1.3 million shares were repurchased, respectively, in the open market and pursuant to the above-referenced plan and a quarterly trade plan under Rule 10b5-1, for $36.4 million and $19.4 million, respectively, at an approximate weighted average price of $13.36 and $14.86 per share, respectively, and the shares were retired. The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $36.4 million and $19.4 million during the years ended December 31, 2008 and 2007 was charged to retained earnings. The authorization to repurchase remains open at December 31, 2008 and has no expiration date but may be suspended or discontinued at any time without prior notice. Approximately 9.6 million shares remain authorized for repurchase under the Board of Director's approval at December 31, 2008. During January and February 2009, the Company repurchased an additional 1.8 million shares, at $23.9 million for an average price of $13.16 per share. This has subsequently reduced the remaining authorized shares for repurchase to 7.8 million shares as of February 20, 2009. Future repurchases are dependent upon market conditions.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flow provided by operations and from existing cash, cash equivalents, and short-term investments. The Company ended the year with $228.0 million in cash, cash equivalents, and investments. The Company's balance sheet remains debt free. Net working capital for the year ended December 31, 2008 decreased by $151.6 million over 2007. The most significant factor causing the decrease was the reclassification of short-term investments in auction rate securities of approximately $186.9 million to long-term investments. Excluding the reclassification of investments, working capital increased $22.5 million in 2008 compared to 2007. Subsequent to auction failures of auction rate student loan securities that began in mid-February 2008, the Company has been redirecting its investments towards its cash and cash equivalents. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

As of December 31, 2008, all of the Company's $171.1 million long-term investment balance was invested in auction rate student loan educational bonds. The majority, (approximately 96.1% at par) of the underlying investments is backed by the U.S. government and continues to hold AAA (or equivalent) ratings from recognized rating agencies. The remaining 3.9% of the student loan auction rate securities portfolio hold AA ratings and were insurance backed securities. Beginning in mid-February 2008, the auction rate securities began experiencing auction failures due to general liquidity concerns. Prior to the Company experiencing unsuccessful auctions, the auction rate security investments were classified as short-term as they were auctioned and sold or interest rates were reset through a regular auction process generally occurring at least every 35 days from the initial purchase. Due to the current lack of liquidity in these markets, the Company's current options are to hold the investments until called by the issuer or until maturity and continue to earn average rates of return that currently exceed the average rates of return on other AAA rated, short-term, tax free instruments or sell its investments at a discount.
Management continues to believe that current amounts of cash and cash equivalents along with cash flows from operations are sufficient to meet the Company's short term cash flow requirements and therefore has chosen to hold such investments until successful auctions resume or the investments are called by the issuer rather than selling the securities at discounted prices. Should the need arise, the Company believes it would be able to secure financing, without selling investments at a discount, based on the Company's current debt free balance sheet, strong operating results and the fact that certain financial institutions are offering loans secured by the auction rate securities relating to the settlement agreements between certain regulatory agencies, and various financial institutions, as discussed below.

The Company was required to estimate the fair value of the auction rate securities applying guidance in Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could have sold the investments for in an orderly transaction with a third party as of the December 31, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of December 31, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. As such, the reported fair value could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of December 31, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering the estimated average life of the underlying student loans that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets which were considered in the Company's fair value assessment although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $8.6 million during the twelve month period ended December 31, 2008. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $8.6 million, net of tax, was recorded as an adjustment to other accumulated comprehensive loss. The fair value adjustment did not have any impact on the Company's consolidated statement of income for the twelve months ended December 31, 2008.

During the third and fourth quarters of 2008 various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31, 2008. In general, the majority of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities and businesses with small investment balances, holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments, and currently plans to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

A portion of these holdings (3.9% at par value) were specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement the Company relinquished its rights to bring any claims against the financial institution as well as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012 plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement the Company no longer exhibits the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option that is to be valued as a stand alone financial instrument separate from the underlying securities. The amount deemed as a loss due to temporary impairment of securities was not materially different from the amount of the gain recorded to recognize the fair value of the put option acquired as part of the settlement. As such, there was not any impact to the Company's consolidated statement of income for the signing of this settlement agreement. The estimated fair value of the put option combined with the estimated fair value of the underlying securities, as of December 31, 2008 is set at par value of the securities. The par value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized losses, on securities other than securities covered by the settlement agreement discussed above, to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

     o Current market activity and the lack of severity or extended decline do not warrant such action at this time.

     o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer. The Company received par value for the amount of the call plus accrued interest.
     o During third quarter of 2008, the Company received $8.0 million in calls by the underlying issuers. The Company received par value for the amount of the call plus accrued interest.
     o During the fourth quarter of 2008, the Company received $9.5 million in calls by the underlying issuers. The Company received par value for the amount of the call plus accrued interest.
     o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
     o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 96.1% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.
     o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt.
     o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
     o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
     o    All  of  the  auction  rate   securities   are  held  with   financial
          institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by as early as the end of 2009 in certain settlement agreements.

In addition to the items noted above, the Company has the intent and ability to hold these investments until recovery, therefore there was not any other than temporary impairment recorded on these investments, other than the investments specifically covered by the settlement agreement discussed above, during the year ended December 31, 2008. The effects of the settlement agreement noted above did not result in any net impairment charge being recorded in the consolidated statement of income during the year ended December 31, 2008.

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income.


Off-Balance Sheet Transactions

The Company's liquidity is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2008.

                                     Payments due by period (in millions)
--------------------------------------------------------------------------------
                                              Less than    1-3    3-5
Contractual Obligations              Total     1 year     years   years   Other
---------------------------------- --------- ----------- ------- ------- -------
Purchase Obligation (1)             $ 54.8     $ 54.8     $  -    $  -   $  -
---------------------------------- -------- ------------ ------- ------- -------
Operating Lease Obligations         $  -       $  -       $  -    $  -   $  -
 --------------------------------- -------- ------------ ------- ------- -------
FIN 48 Obligations, including       $ 35.3     $  -       $  -    $  -   $ 35.3
Interest and penalties (2)
---------------------------------- -------- ------------ ------- ------- -------
                                    $ 90.1     $ 54.8     $  -    $  -   $ 35.3
                                   ======== ============ ======= ======= =======
(1) The purchase obligations reflect the total purchase price, net of trade values of traded tractors, for tractors scheduled to be delivered during 2009. These purchases are expected to be financed by existing cash and cash flows from operations.
(2) FIN 48 Obligations represent potential liabilities associated with unrecognized tax benefits. The amount includes interest and penalties. The Company is unable to reasonably determine when these amounts will be settled.

As of December 31, 2008 the Company did not have any significant operating lease
obligations,   capital  lease   obligations   or   outstanding   long-term  debt
obligations.

The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption and $25.7 million at December 31, 2007. At December 31, 2008, the Company had a total of $22.9 million in gross unrecognized tax benefits. Of this amount, $14.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net decrease of approximately $2.7 million during the year ended December 31, 2008, due mainly to the expiration of certain statutes of limitation net of additions. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $12.3 million at December 31, 2008 and $11.9 million at December 31, 2007 and is included in income taxes payable. Net interest and penalties included in income tax expense for the three and twelve month periods ended December 31, 2008 was an additional tax expense of approximately $0.2 million and $0.4 million, respectively. Net interest and penalties included in income tax expense for the three and twelve month periods ended December 31, 2007 was an additional tax expense of $0.3 million and $1.5 million, respectively. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2008, the Company did not have any ongoing examinations or outstanding litigation related to tax matters and is currently aware of a state examination that will be conducted in 2009. At this time, management's best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $3.0 to $4.0 million during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2005 and forward. Tax years 1998 and forward are subject to audit by state tax authorities depending on the tax code of each state.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

     *    Revenue is recognized when freight is delivered.
     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life.
     * Management estimates accruals for the self-insured portion of pending accident liability, workers' compensation, physical damage and cargo damage claims. These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.
     * Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been established other than $2.8 million allowance for a deferred tax asset associated with the auction rate securities fair value adjustment, due to the profitability of the Company's business. Further, management judgment is required in the accounting for uncertainty in income taxes recognized in the financial statements based on recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     * Investments are valued at fair value applying a fair value hierarchy as established by applicable GAAP. Fair value estimates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As there is not an active market for these securities, management utilizes a discounted cash flow model with key assumptions being the discount rate, rate of return and duration. Management does not consider there to be significant credit risk due to government support of the underlying loans and current credit ratings. Management monitors its investments and ongoing market conditions to assess impairments considered to be other than temporary. Should estimated fair values continue to remain below cost or the fair value decreases significantly from current fair value, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income. The Company has not recorded any impairment of these investments in the consolidated statement of income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's long-term investments as of December 31, 2008 were in auction rate student loan educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days with contractual maturities generally greater than 20 years from the date of original issuance. The range of maturities, based on date of original issuance, of securities currently held by the Company is 5 to 38 years. The majority (96.1% par value) of such investments held by the Company have AAA (or equivalent) ratings from a recognized rating agency and the remaining securities are rated AA. At the reset date, the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold in an auction. There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore there is no guarantee that the Company will receive cash upon the election to sell. The Company experienced unsuccessful auctions beginning in February 2008 and continuing through December 31, 2008 (as discussed in the footnotes to the financials and elsewhere in this report). Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security. Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until maturity. The Company only holds senior positions of underlying securities. The Company does not invest in asset backed securities and does not have direct securitized sub prime mortgage loans exposure or loans to, commitments in, or investments in sub prime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement. Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices. If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an impairment (other than the temporary impairment already recognized) on these securities and record a charge in the statement of income.

Assuming the Company maintains all of its long and short-term investment balances as of December 31, 2008, $180.2 million (par value), and if market rates of interest on these investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.8 million.

The Company has no debt outstanding as of December 31, 2008 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the years ended December 31, 2008, 2007, and 2006, fuel expense, net of fuel surcharge revenue, was $79.4 million, $81.9 million, and $69.5 million or 19.7%, 20.5% and 18.7%, respectively, of the Company's total operating expenses, net of fuel surcharge. The above mentioned period of 2008 includes approximately half of the year at fuel prices that rapidly increased and the second half of the year at fuel prices that rapidly decreased negating the volatile fluctuation in fuel prices during the year. As of July 31, 2008, near the fuel prices peak, fuel expense, net of fuel surcharge, was approximately 22.6% of the Company's total operating expenses, net of fuel surcharge. A significant increase in fuel costs, as seen in the first half of 2008, or a shortage of diesel fuel, did and could continue to materially adversely affect the Company's results of operations.

In February 2007, the Board of Directors authorized the Company to begin hedging activities related to commodity fuels. Subsequent to December 31, 2008 the Company has contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements. The hedged forecasted future cash flows was transacted through the use of certain swap investments. The Company has implemented the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), and has designated such hedges as cash flow hedges. Under the guidance of SFAS 133, the Company will record an asset or liability for the fair value of the hedging instrument each reporting period with the change in the effective portion of the hedging instrument (as defined by SFAS 133) included in other comprehensive income (loss) and any ineffective portion of the hedging instrument (as defined by SFAS 133) recognized in the statement of income as a component of fuel expense. The hedging strategy was implemented mainly to reduce the Company's exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of KPMG LLP, the Company's independent registered public accounting firm, financial statements of the Company and its consolidated subsidiaries and the notes thereto, and the financial statement schedule are included beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.


Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized and communicated to management, including the principal executive and principal financial officer, to allow timely decisions regarding required disclosure as well as cause such information to be reported within the time periods specified in SEC rules and forms.


Management's Annual Report on Internal Control Over Financial Reporting - The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2008. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which is included in this filing on page 29.


Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited Heartland Express, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Heartland Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 24, 2009

ITEM 9B. OTHER INFORMATION

None.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company's Proxy Statement for the annual shareholders' meeting to be held on May 7, 2009 (the "Proxy Statement").

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedules.

     Report of Independent Registered Public Accounting Firm .............. F-1
     Consolidated Balance Sheets - December 31, 2008 and 2007.............. F-2
     Consolidated Statements of Income - Years ended
       December 31, 2008, 2007 and 2006.................................... F-3
     Consolidated Statements of Stockholders' Equity -
       Years ended December 31, 2008, 2007 and 2006........................ F-4
     Consolidated Statements of Cash Flows -
       Years ended December 31, 2008, 2007 and 2006........................ F-5
     Notes to Consolidated Financial Statements............................ F-6

     2.  Financial Statements Schedule

     Valuation and Qualifying Accounts and Reserves-
       Years ended December 31, 2008, 2007 and 2006........................ S-1

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

   3.2          Amended and Restated Bylaws     Incorporated by reference to the
                                                Company's Form 10-K, for the
                                                year ended December 31, 2007,
                                                dated February 28, 2008.

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

   4.2          Amended and Restated Bylaws     Incorporated by reference to the
                                                Company's Form 10-K, for the
                                                year ended December 31, 2007,
                                                dated February 28, 2008

   4.3          Certificate of Amendment to     Incorporated by reference to the
                Articles of Incorporation       Company's Form 10-QA, for the
                                                quarter ended June 30, 1997,
                                                dated March 20, 1998.

   9.1          Voting Trust Agreement dated    Incorporated by reference to the
                June 6, 1997 between Larry      Company's Form 10-K for the year
                Crouse, as trustee under the    ended December 31, 1997.
                Gerdin Educational Trusts, and Commission file no. 0-15087. Larry Crouse, voting trustee.

   9.2          Voting Trust Agreement dated    Incorporated by reference to the
                July 10, 2007 between Lawrence  Company's Form 10-K, for the
                D. Crouse, as the voting        year ended December 31, 2007,
                trusteefor certain Grantor      dated February 28, 2008.
                Retained Annuity Trusts
                established by Russell A. Gerdin
                and Ann S.Gerdin ("GRATS"), and
                Mr. and Mrs. Gerdin, the
                trustees for certain GRATS.


   10.2*        Restricted Stock Agreement      Incorporated by reference to the
                                                Company's Form 10-K for the year
                                                ended December 31, 2002.
                                                Commission file no. 0-15087.

   10.3*        Nonqualified Deferred           Incorporated by reference to the
                Compensation Plan               Company's Form 10-K for the year
                                                ended December 31, 2006.
                                                Commission file no. 0-15087.

   21           Subsidiaries of the Registrant  Filed herewith.

   31.1         Certification of Chief          Filed herewith.
                Executive Officer pursuant to
                Rule 13a-14(a) and Rule
                15d-14(a) of the Securities
                Exchange Act, as amended.

   31.2         Certification of Chief          Filed herewith.
                Financial Officer pursuant to
                Rule 13a-14(a) and Rule
                15d-14(a) of the Securities
                Exchange Act, as amended.

   32           Certification of Chief          Filed herewith.
                Executive Officer and Chief
                Financial Officer Pursuant to
                18 U.S.C. 1350, as adopted
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.


     *    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HEARTLAND EXPRESS, INC.

Date:  February 24, 2009                        By: /s/ Russell A. Gerdin
                                                    ---------------------
                                                Russell A. Gerdin
                                                Chief Executive Officer
                                               (Principal executive officer)


                                                By: /s/ John P. Cosaert
                                                    --------------------
                                                John P. Cosaert
                                                Executive Vice President of
                                                Finance and Chief Financial
                                                Officer
                                               (Principal accounting and
                                                financial officer)


Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                  Title                              Date

/s/ Russell A. Gerdin     Chairman and Chief Executive
-----------------------
Russell A. Gerdin         Officer
                         (Principal executive officer)        February 24, 2009

/s/ Michael J. Gerdin     President and Director
-----------------------
Michael J. Gerdin                                             February 24, 2009

/s/ John P. Cosaert       Executive Vice President of
-----------------------
John P. Cosaert           Finance, Chief Financial
                          Officer, and Treasurer
                         (Principal accounting and
                          financial officer)                  February 24, 2009

/s/ Richard O. Jacobson   Director
-----------------------
Richard O. Jacobson                                           February 24, 2009

/s/ Benjamin J. Allen     Director
-----------------------
Benjamin J. Allen                                             February 24, 2009

/s/ Lawrence D. Crouse    Director
-----------------------
Lawrence D. Crouse                                            February 24, 2009

/s/ James G. Pratt        Director
-----------------------
James G. Pratt                                                February 24, 2009

             Report of Independent Registered Public Accounting Firm




The Board of Directors and Stockholders
Heartland Express, Inc.:


We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", as of January 1, 2008. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", as of January 1, 2007. In addition, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 24, 2009


                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                              December 31,     December 31,
ASSETS ..................................        2008             2007
CURRENT ASSETS
   Cash and cash equivalents ............     $  56,651        $   7,960
   Short-term investments ...............           241          186,944
   Trade receivables, net of
   allowance for doubtful accounts
   of $775 at December 31, 2008
   and 2007 .............................        36,803           44,359
   Prepaid tires ........................         6,449            4,764
   Other prepaid expenses ...............         2,834            3,391
   Income tax receivable ................           --                57
   Deferred income taxes ................        35,650           30,443
                                              ---------        ---------
          Total current asset ...........     $ 138,628        $ 277,918
                                              ---------        ---------
PROPERTY AND EQUIPMENT
   Land and land improvements ...........        17,442           17,264
   Buildings ............................        26,761           25,413
   Furniture & fixtures .................         2,269            2,220
   Shop & service equipment .............         5,290            4,685
   Revenue equipment ....................       337,799          320,776
                                              ---------        ---------
                                                389,561          370,358
   Less accumulated depreciation ........       151,881          132,545
                                              ---------        ---------
   Property and equipment, net ..........     $ 237,680        $ 237,813
                                              ---------        ---------
LONG-TERM INVESTMENTS ...................       171,122              --
GOODWILL ................................         4,815            4,815
OTHER ASSETS ............................         5,469            5,748
                                              ---------        ---------
                                              $ 557,714        $ 526,294
                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued
   liabilities ..........................     $  10,338        $  13,073
   Compensation & benefits ..............        15,862           14,699
   Income taxes payable .................           452              --
   Insurance accruals ...................        70,546           60,882
   Other accruals .......................         7,498            6,718
                                              ---------        ---------
          Total current liabilities .....     $ 104,696        $  95,372
                                              ---------        ---------
LONG-TERM LIABILITIES

   Income taxes payable .................     $  35,264        $  37,593
   Deferred income taxes ................        57,715           50,570
                                              ---------        ---------
          Total long-term liabilities ...     $  92,979        $  88,163
                                              ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01;
    authorized 5,000 shares; none issued            --               --
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued
     and outstanding 94,229 in 2008
     and 96,949 in 2007 .................     $     942        $    970

   Additional paid-in capital ...........           439             439

   Retained earnings ....................     $ 367,281       $ 341,350
   Accumulated other comprehensive loss .        (8,623)            --
                                              ---------       ---------
                                              $ 360,039       $ 342,759
                                              ---------       ---------
                                              $ 557,714       $ 526,294
                                              =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                            -----------------------------------
                                               2008         2007         2006
                                            ---------    ---------    ---------
OPERATING REVENUE .......................   $ 625,600    $ 591,893    $ 571,919
                                            ---------    ---------    ---------
OPERATING EXPENSES:
   Salaries, wages, and benefits ........   $ 197,992    $ 196,303    $ 189,179
   Rent and purchased
     transportation .....................      18,703       21,421       24,388
   Fuel .................................     204,708      164,285      146,240
   Operations and maintenance ...........      15,575       12,314       12,647
   Operating taxes and licenses .........       9,317        9,454        9,143
   Insurance and claims .................      24,307       18,110       16,621
   Communications and utilities .........       3,693        3,857        3,721
   Depreciation .........................      46,109       48,478       47,351
   Other operating expenses .............      16,807       17,380       17,356
   Gain on disposal of property
    & equipment .........................      (9,558)     (10,159)     (18,144)
                                            ---------    ---------    ----------
                                              527,653      481,443      448,502
                                            ---------    ---------    ---------
         Operating income ...............      97,947      110,450      123,417
Interest income .........................       9,132       10,285       11,732
                                            ---------    ---------    ---------
Income before income taxes ................   107,079      120,735      135,149
Federal and state income taxes ............    37,111       44,565       47,978
                                            ---------    ---------    ---------
Net Income ................................ $  69,968    $  76,170    $  87,171
                                             ========    =========    =========

Earnings per share ........................ $    0.73    $    0.78    $    0.89
                                            =========    =========    =========

Weighted average shares
    outstanding ...........................    95,900       97,735       98,359
                                            =========    =========    =========

Dividends declared per share .............. $   0.080    $   2.080    $   0.075
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                Accumu-
                                                                 lated
                                                                 Other
                                Capital   Additional            Compre-    Unearned
                                Stock,     Paid-In   Retained   hensive    Compen-
                                Common     Capital   Earnings     Loss      Sation     Total
                               --------   --------   --------   --------   --------   --------

Balance, January 1, 2006 ...   $    739   $    --    $432,953   $    --    $   (439)  $433,253
Net income .................        --         --      87,171        --         --      87,171
Impact of adopting SAB 108 .        --         --     (15,854)       --         --     (15,854)
Dividends on common stock,
  $0.075 per share .........        --         --      (7,375)       --         --      (7,375)
Stock split ................        246        --        (246)       --         --         --
Stock repurchase ...........         (2)       --      (2,545)       --         --      (2,547)
Reclassification of share
  based compensation .......        --         --        (439)       --         439        --
Amortization of share based
compensation ...............        --         376        --         --         --         376
                               --------   --------   --------   --------   --------   --------
Balance, December 31, 2006 .        983        376    493,665        --         --    $495,024


Net income .................        --         --      76,170        --         --      76,170
Impact of adopting FIN 48 ..        --         --      (4,798)       --         --      (4,798)
Dividends on common stock,
  $2.08 per share ..........        --         --    (204,312)       --         --    (204,312)
Stock repurchase ...........        (13)       --     (19,375)       --         --     (19,388)
Amortization of share
  based compensation .......        --          63        --         --         --          63
                               --------   --------   --------   --------   --------   --------

Balance, December 31, 2007 .        970        439    341,350        --         --     342,759
Comprehensive income:
  Net income ...............        --         --      69,968        --         --      69,968
  Unrealized loss on
    available-for-
    sale securities,
    net of tax .............        --         --         --      (8,623)       --      (8,623)
                                                                                      --------
  Total comprehensive income                                                            61,345
Dividends on common stock,
  $0.08 per share ..........        --         --      (7,662)       --         --      (7,662)
Stock repurchase ...........        (28)       --     (36,375)       --         --     (36,403)
                               --------   --------   ---------  --------   --------   --------
Balance, December 31, 2008 .   $    942   $    439   $367,281   $ (8,623)  $    --    $360,039
                               ========   ========   ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Years Ended December 31,
                                                            -----------------------------------
                                                               2008         2007         2006
                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
Net income ..............................................   $  69,968    $  76,170    $  87,171
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization ........................      46,109       48,486       47,371
   Deferred income taxes ................................       2,192          494        5,101
   Amortization of share based compensation .............        --             63          376
   Gain on disposal of property and equipment ...........      (9,558)     (10,159)     (18,144)
   Changes in certain working capital items:
     Trade receivables ..................................       7,556         (860)        (639)
     Prepaid expenses and other current assets ..........      (1,018)         978       (2,128)
     Accounts payable, accrued liabilities, and
         accrued expenses ...............................       8,383        2,731        7,609
     Accrued income taxes ...............................      (1,820)       2,506        1,554
                                                            ---------    ---------    ---------
            Net cash provided by operating activities ...     121,812      120,409      128,271
                                                            ---------    ---------    ---------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ............       1,849       13,228        1,966
Purchases of property and equipment, net of trades ......     (35,949)     (43,579)     (76,056)
Net sale (purchases) of municipal bonds .................       6,704      133,374      (40,771)
Change in other assets ..................................         279         (207)        (889)
                                                            ---------    ---------    ---------
            Net cash (used in) provided by investing ....     (27,117)     102,816     (115,750)
            activities
                                                            ---------    ---------    ---------
FINANCING ACTIVITIES
   Cash dividend ........................................      (9,601)    (204,336)      (6,882)
   Stock repurchase .....................................     (36,403)     (19,388)      (2,547)
                                                            ---------    ---------    ---------
              Net cash used in financing activities .....     (46,004)    (223,724)      (9,429)
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ....      48,691         (499)       3,092

CASH AND CASH EQUIVALENTS
Beginning of year .......................................       7,960        8,459        5,367
                                                            ---------    ---------    ---------
End of year .............................................   $  56,651    $   7,960    $   8,459
                                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes, net                                        $  36,739    $  41,564    $  41,323
Noncash investing and financing activities:
   Fair value of revenue equipment traded                   $  20,991    $   6,429    $  45,669
   Purchased property and equipment in accounts
      payable at year end                                       2,778          459        2,638
   Common stock dividends declared in accounts
      payable at year end                                          15        1,954        1,978

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting Policies

Nature of Business:

Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities. The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner-operator tractors. The Company's primary traffic lanes are between customer locations east of the Rocky Mountains. In 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the acquisition of a terminal near Dallas, Texas which opened during January 2009.

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

Segment Information:

The Company has ten regional operating divisions (eleven with the addition of Seagoville, Texas in January 2009) in addition to our corporate headquarters; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the guidance in Statement of Financial
Accounting Standards ("SFAS") No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.5 million in 2008 and $5.7 million in 2007 are included in other non-current assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments:

The Company's investments are primarily in the form of tax free auction rate educational bonds backed by the U.S. government. The investments typically have an interest reset provision of 35 days. At the reset date the Company has the option to roll the investment and reset the interest rate or sell the investment in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. Primarily all of these investments have AAA (or equivalent) ratings from recognized rating agencies. These investments are reported at fair value and reviewed for impairment as deemed necessary. Interest income is accrued as earned and accrued interest is included in other current assets in the consolidated balance sheet.

Investment income received is generally exempt from federal income taxes.

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The Company has classified its investment in auction rate securities as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders' equity. Realized gains and losses are determined on the basis of the specific securities sold. See Note 5 for further discussion of fair value measurements of investments.


Trade Receivables and Allowance for Doubtful Accounts:

Revenue is recognized when freight is delivered creating a credit sale and an account receivable. Credit terms for customer accounts are typically on a net 30 day basis. The Company uses a percentage of aged receivable method and its write off history in determining the allowance for bad debts. The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis. The Company is aggressive in its collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts. The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.

Property, Equipment, and Depreciation:

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred. Tires are capitalized separately from revenue equipment and are reported separately as "Prepaid Tires" and amortized over two years.

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

Advertising Costs:

The Company expenses all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of income. Advertising expense was $1.7 million, $2.3 million, and $3.0 million for the years ended December 31, 2008, 2007 and 2006.

Goodwill:

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's annual assessment is conducted as of September 30th and no other indicators requiring assessment were identified during the period from this assessment through year-end. Management determined that no impairment charge was required for the years ended December 31, 2008, 2007 and 2006.

Self -Insurance Accruals:

Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers' compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.

Revenue and Expense Recognition:

Revenue, drivers' wages and other direct operating expenses are recognized when freight is delivered. Sales taxes and other taxes collected from customers and remitted to the government are recorded on a net basis. Fuel surcharge revenue charged to customers is included in operating revenue and amounted to $130.8 million, $86.6 million and $81.4 million in 2008, 2007, and 2006 respectively.

Earnings per Share:

Earnings per share are based upon the weighted average common shares outstanding during each year. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Share-Based Compensation:

The Company recorded share-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." This standard requires that share-based transactions be accounted for and recognized in the consolidated statement of income based on their fair value. As of December 31, 2008, the Company does not have any outstanding share-based awards and does not plan on any additional share-based programs. See details of the previous program at Note 9.

Impairment of Long-Lived Assets:

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2008, 2007, and 2006.

Income Taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax
consequences   attributable  to  temporary  differences  between  the  financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change in enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to SFAS No. 109, "Accounting for Income Taxes", when establishing a valuation allowance, the Company considers future sources of taxable income such as "future reversals of existing taxable temporary differences and carryforwards" and "tax planning strategies". In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings or accumulated other comprehensive loss based on the nature of the asset giving rise to the deferred tax asset and the facts and circumstances resulting in that conclusion.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

Beginning with the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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

On March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133", ("SFAS 161") which amends FASB Statement No. 133 ("SFAS 133") by requiring expanded disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS 133's scope or accounting. SFAS 161 requires qualitative, quantitative, and credit-risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As the Company has entered into a derivative instrument subsequent to December 31, 2008 (See Note 13), the Company will be required to comply with the expanded disclosures of SFAS 161 with its first quarter 2009 interim financial statements for the period ending March 31, 2009.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162") which reorganizes the generally accepted accounting principles ("GAAP") hierarchy as detailed in the statement. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 became effective on November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to effect the financial position, results of operations or cash flows of the Company.

2.   Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 became effective for the Company on January 1, 2008. SFAS No. 157 defines fair value, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable, and enhances disclosures about fair value measurements. Observable inputs are inputs that reflect market data obtained from sources independent of the Company and unobservable inputs are inputs based on the Company's own assumptions based on best information available in the circumstances. The two sources of these inputs are used in applying the following fair value hierarchy:

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

Under SFAS 157, where applicable GAAP literature requires the use of fair value, the Company must value assets and liabilities at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In October, 2008 the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", ("SOP 157-3") and was effective as of the date of issuance including periods for which financial statements had not yet been issued. SOP 157-3 specifically provides guidance regarding the considerations necessary when markets are inactive. The guidance indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.

Application of SFAS 157 for fair value measurements is primarily related to the valuation of investments as discussed in Note 5. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. See
Note 5 for further discussion of the Company's adoption and application of SFAS 157 and SOP 157-3 for the year ended December 31, 2008. The adoption of SFAS 157 and SOP 157-3 did not have any impact on income from operations, net income, or related earnings per share and reduced stockholders' equity $8.6 million for the year ended December 31, 2008.

In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. SFAS No. 159 was effective for the Company January 1, 2008. The Company chose to adopt this guidance for certain financial assets, however, the adoption did not materially effect the financial position, results of operations, and cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of SFAS No. 123, "Accounting for Stock Based Compensation". The Company implemented SFAS No. 123R on January 1, 2006. The unamortized portion of unearned compensation was reclassified to retained earnings upon adoption. The amortization of unearned compensation was recorded as additional paid-in capital, and all remaining unearned compensation was amortized as of December 31, 2007. The implementation of SFAS No. 123R had no effect on the Company's results of operations for the twelve months ended December 31, 2008, 2007 and 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"), which was effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a cumulative adjustment of approximately $4.8 million to decrease the January 1, 2007 retained earnings upon adoption as allowed under the interpretation's transition provisions.

3.   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material effect on the Company's financial position, operating income, net income or cash flows for the year ended December 31, 2007 and 2006. In the consolidated balance sheet as of December 31, 2008, the Company classified accrued interest on auction rate securities as other current assets. The Company previously presented accrued interest on auction rate securities as short-term investments. In the consolidated balance sheet as of December 31, 2007, the Company reclassified $1.7 million from short-term investments to other current assets. In the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, the Company reclassified $0.8 and $0.2 million, respectively, from investing activities as a component of net sales (purchases) of investments, to operating activities as a component of changes in other current assets.

4.   Concentrations of Credit Risk and Major Customers

The Company's major customers represent the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. The Company's five largest customers accounted for 36% of total gross revenues for the year ended December 31, 2008 and 36% and 35% for the years ended December 31, 2007 and 2006, respectively. Operating revenue from one customer exceeded 10% of total gross revenues in 2008, 2007, and 2006. Annual revenues for this customer were $73.9 million, $77.1 million, and $79.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

5.  Investments

The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale. As of December 31, 2008, all of the Company's $171.1 million long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of December 31, 2008. At the reset date the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 96.1% at par) of the underlying investments is backed by the U.S. government and continues to hold AAA (or equivalent) ratings from recognized rating agencies. The remaining 3.9% of the student loan auction rate securities portfolio hold AA ratings and were insurance backed securities.

During the quarter ended March 31, 2008 the Company began experiencing failures in the auction process of auction rate securities held by the Company. As of December 31, 2008, all of the Company's auction rate securities were associated with unsuccessful auctions. Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2008, the Company reclassified these investments to long-term investments. In addition, the Company recorded an adjustment to fair value to reflect the lack of liquidity in these securities as discussed in more detail below. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company was required to estimate the fair value of the auction rate securities applying the guidance in SFAS No. 157, which became effective for the Company as of January 1, 2008. Fair value represents an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of the December 31, 2008 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2008, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of December 31, 2008 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the December 31, 2008 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods. There were no unrealized gains (losses) recorded upon the adoption of SFAS 157 as of January 1, 2008 and all the unrealized losses as of December 31, 2008, included in other accumulated comprehensive loss, relate to the Company's investment in auction rate student loan educational bonds.

The estimated fair value of the underlying investments as of December 31, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering an anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities (range of 1.0%-8.4%). The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company's fair value assessment, although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, the Company recognized an unrealized loss and reduction to investments, of $8.6 million, net of tax, during the twelve month period ended December 31, 2008. There was not any unrealized loss on investments as of December 31, 2007 as the auctions had functioned regularly through that date. The unrealized loss of $8.6 million, net of tax, was recorded as an adjustment to other accumulated comprehensive loss. The fair value adjustment did not have any impact on the Company's consolidated statement of income for the year ended December 31, 2008. There were not any realized gains or losses related to these investments for the years ending December 31, 2008, 2007 and 2006 other than related to the settlement agreement discussed below.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31, 2008. In general, approximately 96.1% (at par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments, and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.9% (at par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement the Company relinquished its rights to bring any claims against the financial institution as well as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution which is exercisable during the period starting on June 30, 2010 through July 2, 2012 plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option that is to be valued as a stand alone financial instrument separate from the underlying securities. The amount deemed as a loss due to temporary impairment of securities was not materially different from the amount of the gain recorded to recognize the fair value of the put option acquired as part of the settlement. As such, there was not any material impact to the Company's consolidated statement of income for the signing of this settlement agreement. The estimated fair value of the put option combined with the estimated fair value of the underlying securities, as of December 31, 2008 is par value of the securities. The par value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized loss, on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

     o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
     o During June 2008, the Company received $1.1 million as the result of a partial call by an issuer. The Company received par value for the amount of the call plus accrued interest.
     o During third quarter of 2008, the Company received $8.0 million in calls by the underlying issuers. The Company received par value for the amount of the call plus accrued interest.
     o During the fourth quarter of 2008, the Company received $9.5 million in calls by the underlying issuers. The Company received par value for the amount of the call plus accrued interest.
     o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
     o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 96.1% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

     o The Company is not aware of any changes in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt.
     o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
     o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
     o    All  of  the  auction  rate   securities   are  held  with   financial
          institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements.

In addition to the items noted above, the Company has the intent and ability to hold these investments until recovery, therefore there was not any other than temporary impairment recorded on these investments. Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008.

                                                            Available-for-sale
       Level 3 Fair Value Measurements                      debt securities (1)
                                                              (in thousands)

       Balance, December 31, 2007                              $        --
       Purchases, sales, issuances, and settlements                  (6,682)
       Transfers in to Level 3                                      186,427
       Total gains or losses (realized/unrealized):
          Included in net income                                        --
          Included in other comprehensive loss, net of tax           (8,623)
                                                               -------------
       Balance, December 31, 2008                              $    171,122
                                                               =============

     (1) Available-for-sale auction rate securities had observable market inputs and were valued at amortized cost at December 31, 2007 based on regular, successful auctions. Based on unsuccessful auctions during the year ended December 31, 2008, the fair value of these securities was changed to modeling techniques, as described previously, using unobservable market inputs.

The amortized cost and fair value of investments at December 31, 2008 and December 31, 2007 were as follows:

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains       Losses       Value
December 31, 2008:                               (in thousands)
  Current:
  Municipal bonds                 $     241   $     -    $      -    $     241

  Long-term:
    Auction rate student loan
      educational bonds             180,000         -       (8,878)    171,122
                                  ---------  ----------  ---------   ---------
                                  $ 180,241  $      -    $  (8,878)  $ 171,363
                                  =========  ==========  =========   =========

December 31, 2007:
  Current:
  Municipal bonds                 $     517  $      -    $      -    $     517
    Auction rate student loan
      educational bonds             186,427         -           -      186,427
                                  ---------  ----------  ---------   ---------
                                  $ 186,944  $      -    $      -    $ 186,944
                                  =========  ==========  =========   =========

The contractual maturities of the available-for-sale securities at December 31, 2008 are as follows:

         Due within one-year                                  $        241
         Due after one year through five years                          -
         Due after five years through ten years                      2,961
         Due after ten years through September 1, 2047             168,161
                                                              ------------
                                                              $    171,363
                                                              ============
6.   Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company's assets and liabilities. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets and liabilities as of December 31 are as follows:

                                                      2008         2007
                                                   ---------     ---------
                                                       (in thousands)
Deferred income tax assets:
  Allowance for doubtful accounts                  $     292     $     305
  Accrued expenses                                     6,837         6,548
  Insurance accruals                                  28,187        23,941
  Unrealized loss on available-for-sale
    investments                                        3,108           -
  Indirect tax benefits of FIN48 tax accruals          8,037         8,987
  Other                                                   80          (351)
                                                   ---------     ---------
  Total gross deferred tax assets                     46,541        39,430
Less valuation allowance                              (2,854)          -
                                                   ---------     ---------
      Net deferred tax assets                         43,687        39,430
                                                   ---------     ---------
Deferred income tax liabilities:
    Property and equipment                           (65,752)      (59,557)
                                                   ---------     ---------
     Net deferred tax liability                    $ (22,065)    $ (20,127)
                                                   =========     =========

The Company has recorded a valuation allowance of $2.9 million related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair market value. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss. The above mentioned allowance did not impact the consolidated statement of income for the year ended December 31, 2008. The Company has not recorded a valuation allowance against any other deferred tax assets. In management's opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company's history of profitability, taxable income, and reversal of deferred tax liabilities.

The income tax provision is as follows:
                                                2008        2007        2006
                                              ---------   ---------   ---------
Current income taxes:                                  (in thousands)
Federal                                       $  31,445   $  37,800   $  35,821
State                                             3,474       6,271       7,056
                                              ---------   ---------   ---------
                                                 34,919      44,071      42,877
                                              ---------   ---------   ---------
Deferred income taxes:
Federal                                           2,197        (746)      4,758
State                                                (5)      1,240         343
                                              ---------   ---------   ---------
                                                  2,192         494       5,101
                                              ---------   ---------   ---------
Total                                         $  37,111   $  44,565   $  47,978
                                              =========   =========   =========

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

                                                2008        2007        2006
                                              ---------   ---------   ---------
                                                       (in thousands)
Federal tax at statutory rate (35%)           $  37,478   $  42,257   $  47,302
State taxes, net of federal benefit               2,019       5,515       4,809
Non-taxable interest income                      (2,884)     (3,451)     (4,039)
Other                                               498         244         (94)
                                              ---------   ---------   ---------
                                              $  37,111   $  44,565   $  47,978
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

The Company recognized additional tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption and $25.7 million at December 31, 2007. At December 31, 2008, the Company had a total of $22.9 million in gross unrecognized tax benefits. Of this amount, $14.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net decrease of approximately $2.7 million during the year ended December 31, 2008, due mainly to the expiration of certain statutes of limitation net of additions. This had the effect of reducing the effective state tax rate during 2008. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $12.3 million at December 31, 2008 and $11.9 million at December 31, 2007 and is included in income taxes payable. Net interest and penalties included in income tax expense for the twelve month period ended December 31, 2008 was an additional tax expense of approximately $0.4 million. Net interest and penalties included in income tax expense for the twelve month period ended December 31, 2007 was an additional tax expense of $1.5 million. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                                (in thousands)
Balance at December 31, 2007                                     $     25,676
Additions based on tax positions related to current year                  300
Additions for tax positions of prior years                                145
Reductions for tax positions of prior years                                -
Reductions due to lapse of applicable statute of limitations           (3,136)
Settlements                                                                -
                                                                 ------------
Balance at December 31, 2008                                     $     22,985
                                                                 ============

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2008, the Company did not have any ongoing examinations or outstanding litigation related to tax matters although there will be a state examination conducted during 2009. At this time, management's best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $3.0 to $4.0 million during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2005 and forward. Tax years 1998 and forward are subject to audit by state tax authorities depending on the tax code of each state.

7.   Related Party Transactions

Prior to moving into the new corporate headquarters in July 2007, the Company leased two office buildings and a storage building from its chief executive officer under a lease which provided for monthly rentals of approximately $0.03 million plus the payment of all property taxes, insurance and maintenance, which are reported in the Company's consolidated financial statements. The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from approximately $0.025 million to approximately $0.03 million. The lease was terminated in July 2007 with no penalties for early termination. During 2008 the Company rented storage space from its chief executive officer on a month-to-month lease. The rental space was no longer rented as of September 30, 2008. In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party. There were not any amounts due and outstanding under these leases as of December 31, 2008 and 2007.

Rent expense paid to the Company's chief executive officer for the years ended December 31, 2008, 2007 and 2006 was $0.04 million, $0.1 million, and $0.3 million, respectively. Rent expense is included in rent and purchased transportation per the consolidated statements of income.

During the first quarter of 2006, the Company purchased 16.7 acres of land in North Liberty from the Company's chief executive officer for $1.25 million. The purchase price was based on the fair market value that could be obtained from an unrelated third party on an arm's length basis. The transaction was approved by the Board of Directors.

The Company acquired a new corporate headquarters and shop facility from its chief executive officer on July 12, 2007 for $15.4 million. This amount represents the actual cost of the facilities. This transaction was consummated to facilitate a like-kind exchange for the benefit of the Company and was approved by the Board of Directors.

8.   Accident and Workers' Compensation Insurance Liabilities

The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $1.0 million for any individual claim. In addition, the Company is responsible for $2.0 million in the aggregate for all claims in excess of $1.0 million and below $2.0 million. Liabilities in excess of these amounts are assumed by an insurance company up to $50.0 million. The Company increased the retention amount from $0.5 million to $1.0 million for each claim occurring on or after April 1, 2003.

The Company acts as a self-insurer for workers' compensation liability up to $1.0 million for any individual claim. The Company increased the retention amount from $0.5 million to $1.0 million for each claim occurring on or after April 1, 2005. Liabilities in excess of this amount are assumed by an insurance company. The State of Iowa has required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program. This deposit has been classified in other assets on the consolidated balance sheet. In addition, the Company has provided its insurance carriers with letters of credit of approximately $2.5 million in connection with its liability and workers' compensation insurance arrangements. There were no outstanding balances due on the letters of credit at December 31, 2008 or 2007.

Accident and workers' compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers' compensation claims for amounts not covered by insurance. These accruals are recorded on an undiscounted basis.

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

9.   Stockholders' Equity

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

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash and cash equivalents. In 2008, 2007 and 2006, respectively, 2.7 million, 1.3 million, and 0.2 million shares were repurchased in the open market and pursuant to a trade plan under Rule 10b5-1, and retired. The authorization to repurchase remains open at December 31, 2008 and has no expiration date. Approximately 9.6 million shares remain authorized for repurchase under the Board of Director's approval.

On March 7, 2002, the principal stockholder awarded approximately 0.2 million shares of his common stock to key employees of the Company. These shares had a fair market value of $11.00 per share on the date of the award. The shares vested over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment. Any forfeited shares were returned to the principal stockholder. The fair market value of these shares, approximately $2.0 million on the date of the award, was treated as a contribution of capital and was amortized on a straight-line basis over the five year vesting period as compensation expense (see Note 2). Compensation expense of approximately $0.01 million and $0.4 million was recognized for the years ended December 31, 2007 and 2006 respectively and there was no such expense for the year ended December 31, 2008. The original value of forfeited shares is treated as a reduction of additional paid in capital and unearned compensation in the consolidated statements of shareholders' equity. There were no shares forfeited during the years ended December 31, 2008, 2007 and 2006.

During the years ended December 31, 2008, 2007 and 2006 the Company's Board of Directors declared regular quarterly dividends totaling $7.6 million, $7.8 million and $7.4 million, respectively. The Company paid a one-time special dividend of $196.5 million during the second quarter of 2007. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

10.  Profit Sharing Plan and Retirement Plan

The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees. Company contributions totaled approximately $1.3, million, $1.4 million, and $1.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

During 2008 the Company entered into a commitment for a tractor fleet upgrade. The commitment is expected to include the purchase of approximately 1,600 new tractors at a total estimated purchase commitment, net of trade value of traded tractors of approximately $80 million. The delivery of the equipment began during the quarter ended September 30, 2008 and is expected to continue throughout 2009. As of December 31, 2008 the Company had approximately $55 million of this net commitment remaining of which the Company had $2.3 million of equipment purchases recorded in accounts payable and accrued liabilities related to unpaid delivered equipment. The remaining net commitment of $52.7 million relates to undelivered equipment as of December 31, 2008. There were not any other purchase commitments at December 31, 2008.

12.  Quarterly Financial Information (Unaudited)

                                    First      Second       Third       Fourth
                                  ---------   ---------   ---------   ----------
                                      (In Thousands, Except Per Share Data)
Year ended December 31, 2008
  Operating revenue               $ 149,049   $ 164,592   $ 169,935   $ 142,024
  Operating income                   19,759      20,910      28,621      28,657
  Income before income taxes         22,622      23,146      30,564      30,746
  Net income                         14,663      17,231      18,723      19,352
  Earnings per share                   0.15        0.18        0.19        0.20

Year ended December 31, 2007
  Operating revenue               $ 143,429   $ 149,103   $ 146,575   $ 152,786
  Operating income                   31,288      28,070      26,509      24,583
  Income before income taxes         34,604      30,976      28,250      26,905
  Net income                         22,553      19,841      17,145      16,631
  Earnings per share                   0.23        0.20        0.18        0.17


13.  Subsequent Events

Subsequent to December 31, 2008, the Company has repurchased approximately 1.8 million shares of common stock for an aggregate purchase price of approximately $23.9 million.

Subsequent to December 31, 2008 the Company has contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements. The hedged forecasted future cash flows was transacted through the use of certain swap investments. The Company has implemented the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), and has designated such hedges as cash flow hedges. Under the guidance of SFAS 133, the Company will record an asset or liability for the fair value of the hedging instrument each reporting period with the change in the effective portion of the hedging instrument (as defined by SFAS 133) included in other comprehensive income (loss) and any ineffective portion of the hedging instrument (as defined by SFAS 133) recognized in the statement of income as a component of fuel expense. The hedging strategy was implemented mainly to reduce the Company's exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      (In Thousands, Except Per Share Data)

           Column A              Column B        Column C      Column D Column E
--------------------------------------------------------------------------------
                                                Charges To
                                           --------------------
                                Balance At    Cost                       Balance
                                                                            at
                                Beginning     And       Other    Deduc-  End of
         Description            of Period   Expense   Accounts   tions   Period
--------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 2008      $ 775      $ 192     $   -     $ 192    $ 775
Year ended December 31, 2007        775         44         -        44      775
Year ended December 31, 2006        775        221         -       221      775

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


Date: February 24, 2009

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


Date: February 24, 2009

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



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2008, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 24, 2009                             By: /s/ Russell A. Gerdin
                                                        -----------------------
                                                     Russell A. Gerdin
                                                     Chairman and
                                                     Chief Executive Officer

     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge, the Annual Report of Heartland Express, Inc., on Form 10-K for the fiscal year ended December 31, 2008, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Heartland Express, Inc.


Dated: February 24, 2009                        By:  /s/ John P. Cosaert
                                                    --------------------
                                                John P. Cosaert
                                                Executive Vice President-Finance
                                                and Chief Financial Officer