Form 10-Q
period 2009-03-31
HEARTLAND EXPRESS INC
filed 2009-05-08
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2009                  Commission File No.   0-15087
                  --------------                                       --------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                             93-0926999
           ------                                             ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


901 North Kansas Avenue, North Liberty, Iowa                     52317
--------------------------------------------                     -----
(Address of Principal Executive Office)                        (Zip Code)


Registrant's telephone number, including area code   (319) 626-3600
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At March 31, 2009, there were 90,688,621 shares of the Company's $.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1. Financial Statements

        Consolidated Balance Sheets as of
         March 31, 2009 (Unaudited) and December 31, 2008                   1
        Consolidated Statements of Income
         for the Three Months Ended March 31, 2009 and 2008 (Unaudited) 2 Consolidated Statements of Stockholders' Equity
         for the Three Months Ended March 31, 2009 (Unaudited)              3
        Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2009 and 2008 (Unaudited)     4
        Notes to Consolidated Financial Statements                          5

Item 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

Item 4. Controls and Procedures                                            19

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                  20

Item 2. Changes in Securities                                              20

Item 3. Defaults upon Senior Securities                                    20

Item 4. Submission of Matters to a Vote of Security Holders                20

Item 5. Other Information                                                  20

Item 6. Exhibits and Reports on Form 8-K                                   20

        Signatures                                                         20

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         March 31,  December 31,
ASSETS                                                     2009         2008
                                                        ---------   -----------
CURRENT ASSETS                                         (Unaudited)

   Cash and cash equivalents .........................   $  46,601    $  56,651
   Short-term investments ............................         133          241
   Trade receivables, net of allowance for
     doubtful accounts of $775 at
     March 31, 2009 and December 31, 2008 ............      34,487       36,803
   Prepaid tires .....................................       5,732        6,449
   Other current assets ..............................       5,001        2,834
   Deferred income taxes .............................      36,331       35,650
                                                         ---------    ---------
             Total current assets ....................     128,285      138,628
                                                         ---------    ---------
PROPERTY AND EQUIPMENT
   Land and land improvements ........................      17,442       17,442
   Buildings .........................................      26,761       26,761
   Furniture & fixtures ..............................       2,269        2,269
   Shop & service equipment ..........................       5,345        5,290
   Revenue equipment .................................     333,824      337,799
                                                         ---------    ---------
                                                           385,641      389,561
   Less accumulated depreciation .....................     158,605      151,881
                                                         ---------    ---------
   Property and equipment, net .......................     227,036      237,680
                                                         ---------    ---------
GOODWILL .............................................       4,815        4,815
OTHER ASSETS .........................................       5,376        5,469
LONG-TERM INVESTMENTS ................................     169,472      171,122
                                                         ---------    ---------
                                                         $ 534,984    $ 557,714
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities ..........   $  14,626    $  10,338
   Compensation & benefits ...........................      15,190       15,862
   Income taxes payable ..............................       7,899          452
   Insurance accruals ................................      71,699       70,546
   Other accruals ....................................       7,182        7,498
                                                         ---------    ---------
             Total current liabilities ...............     116,596      104,696
                                                         ---------    ---------
LONG-TERM LIABILITIES
   Income taxes payable ..............................      34,319       35,264
   Deferred income taxes .............................      56,938       57,715
                                                         ---------    ---------
              Total long-term liabilities ............      91,257       92,979
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01;
     authorized 5,000 shares; none issued ............        --           --
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued and
     outstanding 90,689 in 2009 and 94,229 in 2008 ...         907          942
   Additional paid-in capital ........................         439          439
   Retained earnings .................................     334,283      367,281
   Accumulated other comprehensive loss ..............      (8,498)      (8,623)
                                                         ---------    ---------
                                                           327,131      360,039
                                                         ---------    ---------
                                                         $ 534,984    $ 557,714
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          Three months ended
                                                               March 31,
                                                          2009          2008
                                                        ---------    ---------

OPERATING REVENUE ................................     $ 114,979      $ 149,049
                                                       ---------      ---------
OPERATING EXPENSES:
   Salaries, wages, and benefits .................     $  44,059      $  48,592
   Rent and purchased transportation .............         2,938          5,106
   Fuel ..........................................        24,558         50,499
   Operations and maintenance ....................         4,040          3,963
   Operating taxes and licenses ..................         2,284          2,243
   Insurance and claims ..........................         3,514          3,782
   Communications and utilities ..................           996          1,005
   Depreciation ..................................        11,814         10,412
   Other operating expenses ......................         3,403          4,332
   Gain on disposal of property & equipment ......        (1,667)          (644)
                                                       ---------      ---------
                                                          95,939        129,290
                                                       ---------      ---------
        Operating income .........................        19,040         19,759

Interest income ..................................           871          2,863
                                                       ---------      ---------
Income before income taxes .......................        19,911         22,622

Federal and state income taxes ...................         5,770          7,959
                                                       ---------      ---------
Net Income .......................................     $  14,141      $  14,663
                                                       =========      =========
Earnings per share ...............................     $    0.15      $    0.15
                                                       =========      =========
Weighted average shares outstanding ..............        92,485         96,215
                                                       =========      =========
Dividends declared per share .....................     $   0.020      $   0.020
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                     Accumulated
                                 Capital     Additional                 Other
                                 Stock,       Paid-In    Retained   Comprehensive
                                 Common       Capital    Earnings        Loss         Total
                                ---------    ----------  ---------  --------------  ---------

Balance, January 1, 2009 ....   $     942    $     439   $ 367,281    $  (8,623)    $ 360,039
Comprehensive income:
 Net income .................         --           --       14,141          --         14,141
 Change in unrealized gain on
  fuel hedging, net of tax ..         --           --          --           125           125
                                                                                    ---------
 Total comprehensive income .                                                          14,266
Dividends on common stock,
 $0.020 per share ...........         --           --       (1,814)         --         (1,814)
Stock repurchase ............         (35)         --      (45,325)         --        (45,360)
                                ---------    ---------   ---------    ---------     ---------
Balance, March 31, 2009 .....   $     907    $     439   $ 334,283    $  (8,498)    $ 327,131
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          2009          2008
                                                        ---------    ---------
OPERATING ACTIVITIES
Net income ..........................................   $ 14,141    $ 14,663
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization ....................     11,814      10,412
   Deferred income taxes ............................     (1,538)     (1,408)
   Gain on disposal of property and equipment .......     (1,667)       (644)
   Changes in certain working capital items:
     Trade receivables ..............................      2,316          50
     Prepaid expenses and other current assets ......     (1,237)     (3,338)
     Accounts payable, accrued liabilities,
       and accrued expenses .........................      1,215       2,485
     Accrued income taxes ...........................      6,502       8,495
                                                        --------    --------
    Net cash provided by operating activities .......     31,546      30,715
                                                        --------    --------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment ........      4,436       1,827
Purchases of property and equipment, net of trades ..     (2,523)       (136)
Net sale (purchases) of investments .................      1,758     (12,032)
Change in other assets ..............................         93          66
                                                        --------    --------
    Net cash provided by (used in) investing
     activities .....................................      3,764     (10,275)
                                                        --------    --------
FINANCING ACTIVITIES
   Cash dividend ....................................       --        (1,940)
   Stock repurchase .................................    (45,360)    (10,622)
                                                        --------    --------
    Net cash used in financing activities ...........    (45,360)    (12,562)
                                                        --------    --------
Net (decrease) increase in cash and cash equivalents     (10,050)      7,878
 CASH AND CASH EQUIVALENTS
Beginning of period .................................     56,651       7,960
                                                        --------    --------
End of period .......................................   $ 46,601    $ 15,838
                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Income taxes, net ..................................   $    807    $    872
Noncash investing and financing activities:
 Fair value of revenue equipment traded .............   $  1,695    $  1,818
 Purchased property and equipment in accounts payable   $  3,884    $    323
 Common stock dividends declared in accounts payable    $  1,829    $  1,939


The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2009 other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities an Amendment of SFAS 133" ("SFAS 161").

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

Note 3. Segment Information

The Company has eleven regional operating divisions; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.4 and $5.5 million at March 31, 2009 and December 31, 2008, respectively, are included in non-current other assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Investments

The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale. As of March 31, 2009 and December 31, 2008, all of the Company's long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of March 31, 2009. At the reset date the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments is backed by the U.S. government. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities. As of March 31, 2009, approximately 93% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies. Of the remaining 7% with less than AAA (or equivalent ratings), the Company received a partial call, at par, on May 1, 2009 which reduced the amount of holdings with credit ratings less than AAA (or equivalent ratings) to approximately 5% of the Company's portfolio at par.

As of March 31, 2009, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the guidance in SFAS No. 157 ("SFAS 157"). Fair value represents an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of the March 31, 2009 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of March 31, 2009 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the March 31, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of March 31, 2009 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering an anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities (range of 2.6%-11.0%). The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company's fair value assessment, although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, there were no changes to the unrealized loss and reduction to investments, of $8.6 million, net of tax, during period ended March 31, 2009. The unrealized loss of $8.6 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss. There were not any realized gains or losses related to these investments for the period ended March 31, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31, 2008. Approximately 97% (at par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments, and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (at par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement the Company relinquished its rights to bring any claims against the financial institution as well as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution which is exercisable during the period starting on June 30, 2010 through July 2, 2012 plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option that is valued as a stand alone financial instrument separate from the underlying securities. There was not any significant change in the value of the put option during the period ended March 31, 2009. During the quarter ended March 31, 2009, the Company received $1.65 million in partial calls, at par, of the investments covered by the settlement agreement. The value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

          o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
          o Since auction failures began in February 2008, the Company has received approximately $20.0 million as the result of partial calls by issuers. The Company received par value for the amount of these calls plus accrued interest.
          o On May 1, 2009 the Company received $2.9 million as the result of a partial call by an issuer. The Company received par value for the amount of this call plus accrued interest.
          o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
          o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities after the partial call subsequent to March 31, 2009 mentioned above.
          o The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt which management believes is due to current overall economic conditions. As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.
          o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
          o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
          o    All of the  auction  rate  securities  are  held  with  financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2009.

                                                             Available-for-sale
       Level 3 Fair Value Measurements                         debt securities
                                                                (in thousands)

        Balance, December 31, 2008 ............................   $ 171,122
        Purchases, sales, issuances, and settlements ..........      (1,650)
        Transfers in to (out of) Level 3 ......................         --
        Total gains or losses (realized/unrealized):
          Included in earnings ................................         --
          Included in other comprehensive loss ................         --
                                                                  ---------
        Balance, March 31, 2009 ...............................   $ 169,472
                                                                  =========

The amortized cost and fair value of investments at March 31, 2009 and December 31, 2008 were as follows:

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                Cost        Gains        Losses       Value
March 31, 2009:                               (in thousands)
 Current:
 Municipal bonds ............ $     133        -       $     --     $     133

 Long-term
 Auction rate student loan
  educational bonds .........   178,350        -            8,878     169,472
                              ---------   ----------   ----------   ---------
                              $ 178,483        -       $    8,878   $ 169,605
                              =========   ==========   ==========   =========

December 31, 2008:
 Current:
 Municipal bonds ............ $     241        -             --     $     241

 Long-term
 Auction rate student loan
  educational bonds .........   180,000        -            8,878     171,122
                              ---------   ----------   ----------   ---------
                              $ 180,241        -       $    8,878   $ 171,363
                              =========   ==========   ==========   =========

Note 6. Fuel Hedging

In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge changes in forecasted future cash flows related to fuel purchases. The hedge of changes in forecasted future cash flows was transacted through the use of certain swap derivative financial instruments. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") as amended, and SFAS 161, and has designated such swaps as cash flow hedges. The cash flow hedging strategy was implemented mainly to reduce the Company's exposure to significant changes, including upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements. Under SFAS 133, the Company is required to record an asset or liability for the fair value of any derivative instrument designated as a cash flow hedge with an offsetting amount recorded to accumulated other comprehensive income (loss) for the effective portion of the change in fair value as defined by SFAS 133 and an increase or decrease to fuel expense for the ineffective portion of the change in fair value as defined by SFAS 133. Any previous amounts included in other comprehensive income (loss) are reclassified as increases (decreases) in fuel expense in the period the related contracts settle.

Under the guidance of SFAS 133, the Company has recorded an asset of $0.2 million, included in other current assets, for the fair value of the hedging instrument as of March 31, 2009. The change in the effective portion of the hedging instrument (as defined by SFAS 133), $0.2 million gross and $0.1 million net of tax, was included in accumulated other comprehensive loss. The ineffective portion of the hedging instrument (as defined by SFAS 133)
recognized in the statement of income as a component of fuel expense was not significant for the quarter ended March 31, 2009. As the hedged cash flows start during the second quarter of 2009, the hedging contract did not affect cash flows for the quarter ended March 31, 2009 and only covers the forecasted cash flows expected in the second quarter of 2009. The Company has not hedged any amounts of fuel beyond June 30, 2009. Further, as the contract was entered into during the first quarter of 2009 and remained open at March 31, 2009, there were no amounts previously included in accumulated other comprehensive loss that were reclassified into earnings during the quarter ended March 31, 2009. There were no other outstanding derivative instruments at March 31, 2009. The amounts included in accumulated other comprehensive loss at March 31, 2009 are expected to be reclassified into income as a reduction to fuel expense during the quarter ending June 30, 2009 as the open contracts at March 31, 2009 settle during the quarter ending June 30, 2009.

As of March 31, 2009, the Company had the following outstanding fuel forward swap in place to hedge forecasted purchases:

           Commodity                         Quantity of Gallons (000's)
           -------------------------------   ---------------------------
           #2 Ultra Low Sulfur Diesel Fuel              1,764

The following table details the effect of derivative financial instruments on the consolidated balance sheet and statements of income for the period ended March 31, 2009. There was not any derivative instruments outstanding as of December 31, 2008 or during the period ended March 31, 2008.

                                                                    Location of Gain
                                                                    or (Loss)           Amount of Gain or
                                                   Amount of Gain   Recognized in       (Loss) Recognized
                Amount of Gain  Location of Gain   or (Loss)        Income on           in Income on
                or (Loss)       or (Loss)          Reclassified     Derivative          Derivative
                Recognized in   Reclassified from  from             (Ineffective        (Ineffective
Derivatives in  OCI on          Accumulated OCI    Accumulated OCI  Portion and Amount  Portion and Amount
SFAS 133 Cash   Derivative      into income        into Income      Excluded from       Excluded from
Flow Hedging    (Effective      (Effective         (Effective       Effectiveness       Effectiveness
Relationship    Portion)        Portion)           Portion)         Testing)            Testing)
--------------  --------------  -----------------  ---------------  ------------------  ------------------
(000's)
Fuel contract     $     206     Fuel expense         $       -      Fuel expense            $         1

Note 7. Property, Equipment, and Depreciation

Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date. The change was the result of current tractor trade values and the expected values in the trade market for the foreseeable future. Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method. The change in estimate did not have a significant impact on depreciation expense, earnings per share, or revenue equipment as of and for the quarter ended March 31, 2009. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 8. Earnings Per Share:

Earnings per share are based upon the weighted average common shares outstanding during each period. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 9. Dividends

On March 9, 2009, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.8 million, payable April 2, 2009 to shareholders of record at the close of business on March 20, 2009. On April 2, 2009, the Company paid the $1.8 million dividend.

Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Income Taxes

In  July  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" ("FIN48"). Beginning with the adoption of FIN 48, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

At March 31, 2009 and December 31, 2008, the Company had a total of $22.6 million and $22.9 million in gross unrecognized tax benefits respectively. Of these amounts, $14.7 million and $14.9 million respectively, represented the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were reduced by approximately $1.2 million and $0.9 million during the periods ended March 31, 2009 and 2008, respectively, due to the expiration of certain statute of limitations. The total amount of accrued interest and penalties for such unrecognized tax benefits was $11.7 million at March 31, 2009 and $12.3 million at December 31, 2008. Net interest and penalties included in income tax expense for the period ended March 31, 2009 was a benefit of approximately $0.6 million and was $0.2 million expense for the period ended March 31, 2008. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

The Company's effective tax rate was 29.0% and 35.2%, respectively, in the three months ended March 31, 2009 and 2008. The decrease in the effective tax rate for the three months ending March 31, 2009 is primarily attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48") on less taxable income during the current year compared to the same period of 2008. Certain state tax benefits upon the filing of the 2008 state tax returns during the first quarter further accounted for a benefit of an approximately $0.5 million for the quarter ended March 31, 2009.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of March 31, 2009, the Company had one ongoing examination and did not have any outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible net change in the amount of unrecognized tax benefits for the next twelve months to be a decrease of approximately $2.6 to $3.6 million mainly due to the expiration of certain statute of limitations.

The federal statute of limitations remains open for the years 2006 and forward. Tax years 1999 and forward are subject to audit by state tax authorities depending on the tax code of each state.

Note 11. Share Repurchases

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. The authorization to repurchase remains open at March 31, 2009 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice. Approximately 6.5 million shares remain authorized for repurchase under the Board of Directors' approval.

The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2009         2008
                                                      --------     --------
Shares of Common Stock Repurchased (in Millions)          3.5          0.8
Value of stock repurchased (in Millions)               $ 45.4       $ 10.6


Note 12. Commitments and Contingencies

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

During 2008 the Company entered into a commitment for a tractor fleet upgrade. The commitment is expected to include the purchase of approximately 1,600 new tractors with a total estimated purchase commitment of approximately $80 million net of trade value of traded tractors. The delivery of the equipment began during the third quarter of 2008 and is expected to continue throughout 2009. As of March 31, 2009 the Company had approximately $57 million of this net commitment remaining of which the Company had approximately $4.0 million of equipment purchases recorded in accounts payable and accrued liabilities.

Note 13. Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") and SFAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51" ("SFAS 160") (collectively, "the Statements"). The Statements require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS 141R did not impact the Company's results of operations or financial position.

On March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133", ("SFAS 161") which amends FASB Statement No. 133 ("SFAS 133") by requiring expanded disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS 133's scope or accounting. SFAS 161 requires qualitative, quantitative, and credit-risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As the Company entered into a derivative instrument during the quarter ended March 31, 2009 (See Note 6), the Company was required to comply with the expanded disclosures of SFAS 161 for the period ended March 31, 2009.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162") which reorganizes the generally accepted accounting principles ("GAAP") hierarchy as detailed in the statement. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 became effective on November 15, 2008. The adoption did not effect the financial position, results of operations or cash flows of the Company.

In April 2009 the FASB issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods ("SFAS 157 SOP's"). The SFAS 157 SOP's are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impacts of the SFAS 157 SOP's and management believes that the SFAS 157 SOP's will have no effect on the financial position, results of operations, and cash flows of the Company.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operated eleven regional operating divisions that provided regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters during the quarter ended March 31, 2009. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 73.2% and 73.7% of the 2009 and 2008 operating revenues for the respective periods ended March 31. The Company's newest regional operating center near Dallas, Texas opened in early January 2009. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. Fuel prices soared to historical highs during July 2008 and declined through December 31, 2008 and remained relatively stable throughout the quarter ended March 31, 2009. The industry experienced soft freight demand throughout 2008 which created downward pressures on freight rates, in combination with the decline in fuel surcharge revenue, which were lower during the first quarter of 2009. The industry continues to fight excess capacity in the market place along with declining freight volumes due to the current economic downturn. During 2008 the Company undertook fuel initiative strategies to effectively manage fuel costs. These initiatives included encouraging fueling at terminal locations rather than over-the-road purchases to take advantage of bulk fuel purchases when cost effective to do so, reduction of tractor idle time, and controlling out-of-route miles. Fuel expense was reduced approximately $26.0 million for the current quarter compared to the same quarter of prior year mainly due to reduced price of fuel and volumes due to lower miles driven as well as fuel cost savings initiatives previously mentioned. At March 31, 2009, the Company's tractor fleet had an average age of 2.5 years while the trailer fleet had an average age of 4.9 years. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

The Company ended the first quarter of 2009 with operating revenues of $115.0 million, including fuel surcharges, net income of $14.1 million, and earnings per share of $0.15 on average outstanding shares of 92.5 million. The Company posted an 83.4% operating ratio (operating expenses as a percentage of operating revenues) and a 12.3% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $216.2 million and a debt-free balance sheet. The Company had total assets of $535.0 million at March 31, 2009. The Company achieved a return on assets of 13.1% and a return on equity of 21.0% for the twelve months ended March 31, 2009, compared to the twelve months ended March 31, 2008 which were 11.1% and 16.2%, respectively. The Company's cash flow from operations for the first three months of 2009 of $31.5 million represented a 2.7% increase from the same period of 2008 mainly due to a slight decrease in net income adjusted for gains on disposal of property and equipment and increased cash flows from working capital items which were attributable to trade receivable cash collections and timing of certain prepaid expense items. The Company's cash flow from operations was 27.4% of operating revenues for the quarter ended March 31, 2008 compared to 20.6% for the same period in 2008.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                Three Months Ended
                                                     March 31,
                                                  2009      2008
                                                 ------    ------
Operating revenue ..........................     100.0%    100.0%
                                                 ------    ------
Operating expenses:
  Salaries, wages, and benefits ............      38.3%     32.6%
  Rent and purchased transportation ........       2.6       3.4
  Fuel .....................................      21.4      33.9
  Operations and maintenance ...............       3.5       2.7
  Operating taxes and licenses .............       2.0       1.5
  Insurance and claims .....................       3.1       2.5
  Communications and utilities .............       0.9       0.7
  Depreciation .............................      10.3       7.0
  Other operating expenses .................       3.0       2.9
  Gain on disposal of property and equipment      (1.4)     (0.4)
                                                 ------    ------
  Total operating expenses .................      83.4%     86.7%
                                                 ------    ------
                  Operating income .........      16.6%     13.3%
Interest income ............................       0.8       1.9
                                                 ------    ------
         Income before income taxes ........      17.3%     15.2%
Federal and state income taxes .............       5.0       5.3
                                                 ------    ------
         Net income ........................      12.3%      9.8%
                                                 ======    ======

The following is a discussion of the results of operations of the three month period ended March 31, 2009 compared with the same period in 2008.

Three Months Ended March 2009 and 2008

Operating revenue decreased $34.0 million (22.8%), to $115.0 million in the first quarter of 2009 from $149.0 million in the first quarter of 2008. The decrease in operating revenue resulted from a decrease in fuel surcharge revenue of $16.4 million to $11.4 million, as a direct result in decreased fuel costs, and a decrease in line haul revenue of approximately $17.6 million mainly due to a reduction in fleet miles as a direct result of an overall decline in market demand for freight. The reduction in fuel surcharge revenue from $27.8 million in the first quarter of 2008 was the result of decreases in the national average fuel prices for the two comparative periods, $12.5 million, and further by reduced miles, $3.9 million.

Salaries, wages, and benefits decreased $4.5 million (9.3%), to $44.1 million in the first quarter of 2009 from $48.6 million in the first quarter of 2008. The decrease in salaries, wages and benefits was the net result of a decrease of approximately $4.5 million of company driver wages and $0.7 decrease in non-driver payroll and benefits, offset with an increase in workers' compensation of $0.7 million. Driver wages decreased $4.5 million, (12.6%) due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight. The mix of the number of employee drivers to independent contractors increased from a mix of 95% company drivers and 5% independent contracts during the first quarter of 2008 to 96% company drivers and 4% independent contractors during 2009. The increase in workers' compensation expense of $0.7 million to $2.8 million in the quarter ended March 31, 2009 from $2.1 million in for the same period in 2008 was due to an increase in frequency and severity of claims. Non-driver payroll and benefits mainly decreased due to lower health insurance expense of $1.3 million in 2009 compared to $1.8 million in 2008. This decrease was mainly due to the decrease in frequency and severity of claims.

Rent and purchased transportation decreased $2.2 million (42.5%), to $2.9 million in the first quarter of 2009 from $5.1 million in the first quarter of 2008. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. Purchased transportation decreased approximately $0.9 million during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 due to a decrease in the Company's fuel stability program. Further reducing purchased transportation was a reduction in miles driven, $1.0 million (29.6%). Other rent expenses decreased approximately $0.3 million during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 as a result of other rentals driven mainly by the decreased volume of business.

Fuel decreased $25.9 million (51.4%), to $24.6 million for the three months ended March 31, 2009 from $50.5 million for the same period of 2008. The decrease is the result of decreased fuel prices and decreased miles driven combined with an increase in fuel efficiency of our revenue equipment due to our initiatives to reduce fuel consumed in idle time and out of route trips. The Company's fuel cost per company-owned tractor mile decreased 44.1% in first quarter of 2009 compared to 2008. The national average of fuel costs per the U.S. Department of Energy was a reduction of 38.2% comparing the same two periods. The Company's first quarter fuel cost per gallon decreased by 41.8% in 2009 compared to 2008. Fuel cost per mile, net of fuel surcharge, decreased 35.1% in the first quarter of 2009 compared to 2008.

Operations and maintenance, operating taxes and licenses, insurance and claims, and communications and utilities remained mostly unchanged at a collective $10.8 million compared to $11.0 million for the same period of 2008.

Depreciation increased $1.4 million (13.5%), to $11.8 million during the first quarter of 2009 from $10.4 million in the first quarter of 2008. The increase is mainly attributable to an increase in tractor purchases for the twelve month periods leading up to and including the quarter ends March 31, 2009 and 2008. As tractors purchased prior to 2009 are depreciated using the 125% declining balance method, depreciation expense in years subsequent to the first year after initial purchase decline. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, although, tractors purchased and placed in service during the quarter ended March 31, 2009 did not significantly affect depreciation expense for the quarter ended March 31, 2009. Tractor depreciation increased $1.5 million to $8.4 million in the quarter ended March 31, 2009 from $6.9 million in the quarter ended March 31, 2008. During the second half of 2008 and the 1st quarter of 2009 the Company has placed in service 620 new tractors which have a higher base cost than previous tractors purchased and are in the first year of depreciation. All other depreciation decreased $0.1 million mainly attributable to trailers becoming fully depreciated based on the aging of the trailer fleet.

Other operating expenses decreased $0.9 million (21.4%), to $3.4 million in the first quarter of 2009 from $4.3 million in the first quarter of 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs. The decrease of $0.7 million was mainly due to decreases of highway tolls, advertising and freight handling charges due to lower volumes of business and miles driven.

Gain on the disposal of property and equipment increased $1.0 million (159%), to $1.7 million during the first quarter of 2009 from $0.6 million in the first quarter of 2008. The increase in gains during the first quarter of 2009 compared to the first quarter of 2008 was directly attributable to the increase in sales/trades of revenue equipment during 2009 related to the Company's current fleet upgrade program. The Company was not performing any fleet upgrade during the first quarter of 2008.

Interest income decreased $2.0 million (69.6%), to $0.9 million in the first quarter of 2009 from $2.9 million in the same period of 2008. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008, and continued into 2009.

The Company's effective tax rate was 29.0% and 35.2%, respectively, in the first quarter of 2009 and 2008. The decrease in the effective tax rate was due to a favorable income tax expense adjustment as a result of the application of FIN 48 and certain state tax benefits upon filing the 2008 state tax returns. Under the application of FIN 48, the Company reduced its liability in the three months ended March 31, 2009, for unrecognized tax benefits related to risks associated with state income tax filing positions for the Company's corporate subsidiaries mainly due to the expiration of certain statutes of limitations.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 83.4% during the first quarter of 2009 compared with 86.7% during the first quarter of 2008. Net income decreased $0.5 million (3.6%), to $14.1 million during the first quarter of 2009 from $14.7 million during the first quarter of 2008.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 with the 575 new tractors and 400 new trailers that were acquired. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the period ended March 31, 2009, was net cash provided by operating activities of $31.5 million compared to $30.7 million in 2008 due primarily to net income (excluding non-cash depreciation, deferred tax, and gains on disposal of equipment) being approximately $0.3 million lower in 2009 compared to 2008 offset with an increase in operating cash flow generated by operating assets and liabilities of approximately $1.1 million. The net increase in cash provided by operating assets and liabilities for the first quarter of 2009 compared to the same period of 2008 was primarily the result of reductions in accounts receivable balances due to collections, increases in accident and workers compensation insurance accruals and accounts payable, offset by reductions in accrued income taxes mainly due to uncertain tax position accrual changes and certain net income taxes paid during the quarter. Cash flow from operating activities was 27.4% of operating revenues in 2009 compared with 20.6% in 2008.

Capital expenditures for property and equipment, net of trade-ins, totaled $2.5 million for the first quarter of 2009 compared to $0.1 million during the same quarter of 2008. Cash flows during the first quarter of 2009 were mainly attributable to the Company's tractor fleet upgrade program. There were not any significant capital expenditures during the first quarter of 2008. The Company received $1.7 million in cash during the first quarter of 2009 related to a partial call of an ARS compared to $12.0 million net investment in ARS's prior to auction failures in February 2008. The increase in proceeds from sale of property and equipment was directly related to cash received under the Company's tractor fleet upgrade program.

The Company did not pay any dividends during the first quarter of 2009 compared to cash dividends of $1.9 million paid in quarter ended March 31, 2008. The dividend declared in the fourth quarter 2008 was paid in the fourth quarter of 2008. The Company declared a $1.8 million cash dividend in March 2009, included in accounts payable and accrued liabilities at March 31, 2009, which was paid on April 2, 2009.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at March 31, 2009 and has no expiration date. During the quarter ended March 31, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were approximately 0.8 million shares repurchased for $10.6 million at approximately $13.40 per share during the first quarter of 2008. At March 31, 2009, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

The Company paid income taxes, net, of $0.8 million in 2009 which was slightly lower than income taxes paid during the same period in 2008 of $0.9 million.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company's balance sheet remains debt free. The Company ended the quarter with $216.2 million in cash, cash equivalents and investments a decrease of $11.8 million from December 31, 2008. This decrease was mainly driven by stock repurchases, net of cash flows provided by operating activities.

The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale. As of March 31, 2009 and December 31, 2008, all of the Company's long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 6 to 39 years as of March 31, 2009. At the reset date the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments is backed by the U.S. government. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities. As of March 31, 2009, approximately 93% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies. Of the remaining 7% with less than AAA (or equivalent ratings), the Company received a partial call, at par, on May 1, 2009 which reduced the amount of holdings with credit ratings less than AAA (or equivalent ratings) to approximately 5% of the Company's portfolio at par.

As of March 31, 2009, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the guidance in SFAS No. 157 ("SFAS 157"). Fair value represents an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of the March 31, 2009 measurement date although it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of March 31, 2009 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the March 31, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of March 31, 2009 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering an anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns, and payout formulas. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities (range of 2.6%-11.0%). The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company's fair value assessment, although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, there were no changes to the unrealized loss and reduction to investments, of $8.6 million, net of tax, during period ended March 31, 2009. The unrealized loss of $8.6 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss. There were not any realized gains or losses related to these investments for the period ended March 31, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31, 2008. Approximately 97% (at par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments, and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (at par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement the Company relinquished its rights to bring any claims against the financial institution as well as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution which is exercisable during the period starting on June 30, 2010 through July 2, 2012 plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option that is to be valued as a stand alone financial instrument separate from the underlying securities. There was not any significant change in the value of the put option during the period ended March 31, 2009. During the quarter ended March 31, 2009, the Company received $1.65 million in partial calls, at par, of the investments covered by the settlement agreement. The value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

          o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
          o Since auction failures began in February 2008, the Company has received approximately $20.0 million as the result of partial calls by issuers. The Company received par value for the amount of these calls plus accrued interest.
          o On May 1, 2009 the Company received $2.9 million as the result of a partial call by an issuer. The Company received par value for the amount of this call plus accrued interest.
          o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
          o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities after the partial call subsequent to March 31, 2009 mentioned above.
          o The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt which management believes is due to current overall economic conditions. As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.
          o Currently there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations. This has the potential to impact existing securities with underlying student loans.
          o As individual trusts that are the issuers of the auction rate student loan debt, which the Company holds, continue to pay higher default rates of interest, there is the potential that the underlying trust would seek alternative financing and call the existing debt at which point it is estimated the Company would receive par value of the investment.
          o    All of the  auction  rate  securities  are  held  with  financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million), the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements.

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

Net working capital for the quarter ended March 31, 2009 decreased by $22.2 million over December 31, 2008 largely due to a decrease in cash and cash equivalents driven by share repurchases and an increase in income tax payables and accounts payable due to timing of payments. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

The Company's liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our annual report (Form 10-K) for the year ended December 31, 2008, under the caption "Risk Factors" for specific details on the following factors that are not within the control of the Company and could affect our financial results.
          o Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.
          o    Our growth may not continue at historic rates.
          o Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.
          o If fuel prices increase significantly, our results of operations could be adversely affected.
          o Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.
          o We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.
          o We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.
          o Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.
          o We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.
          o If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.
          o We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

          o If the estimated fair value of auction rate securities continues to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings.
          o Seasonality and the impact of weather affect our operations profitability.
          o Ongoing insurance and claims expenses could significantly reduce our earnings.
          o We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of March 31, 2009, $169.6 million, and if market rates of interest on our short term investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.7 million.

The Company has no debt outstanding as of March 31, 2009 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended March 31, 2009 and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $13.6 million and $24.1 million or 15.7% and 23.2%, respectively, of the Company's total net operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel to reduce its exposure to diesel fuel price fluctuations. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases. The hedge of forecasted future cash flow was transacted through the use of certain swap contracts. The Company has implemented the provisions of SFAS No. 133 and SFAS No. 161, and has designated such hedges as cash flow hedges. The cash flow hedging strategy was implemented mainly to reduce the Company's exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time, which is not recoverable through fuel surcharge agreements. The contracted hedge will expire during the second quarter of 2009. There were no other open hedging contracts at March 31, 2009.

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

Item 2. Changes in Securities

Purchases of Equity Securities

Period                                           (c) Total        (d) Maximum
                                                 number of          number of
                                                   shares          shares that
                                                purchased as       may yet be
                      (a) Total                    part of       purchased under
                      number of   (b) Average     publicly        the plans or
                        shares    price paid   announced plans    programs ( in
                      Purchased   per share      or programs        millions)
--------------------  ----------  -----------  ---------------  ----------------
January 1, 2009 -
  January  31, 2009     980,761   $   13.34        980,761             9.0
February 1, 2009 -
  February 28, 2009   1,820,931       12.81      1,820,931             7.2
March 1, 2009 -
  March 31, 2009 ..     738,220       12.14        738,220             6.5
                      ---------                  ---------
Total .............   3,539,912                  3,539,912
                      =========                  =========

Item 3. Defaults upon Senior Securities
        None
Item 4. Submission of Matters to a Vote of Security Holders
        None
Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
          (a)  Exhibit
               31.1 Certification  of Chief Executive  Officer  Pursuant to Rule
                    13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
               31.2 Certification  of Chief Financial  Officer  Pursuant to Rule
                    13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
               32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.
          (b)  Reports on Form 8-K
               1. Report on Form 8-K, dated January 23, 2009, announcing the Company's financial results for the quarter ended December 31, 2008.
               2. Report on Form 8-K, dated March 9, 2009, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEARTLAND EXPRESS, INC.

Date: May 8, 2009                    BY: /S/ John P. Cosaert
                                         -------------------
                                     John P. Cosaert
                                     Executive Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

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


Date:  May 8, 2009                         By: /s/ Russell A. Gerdin
                                               ---------------------
                                           Russell A. Gerdin
                                           Chairman and Chief Executive Officer

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


Date:  May 8, 2009                   By: /s/ John P. Cosaert
                                        --------------------
                                     John P. Cosaert
                                     Executive Vice President-Finance
                                     Chief Financial Officer and
                                     Treasurer
                                    (principal accounting and financial officer)

Exhibit No. 32


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     I, Russell A. Gerdin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated:   May 8, 2009                        By: /s/ Russell A. Gerdin
                                                ---------------------
                                            Russell A. Gerdin
                                            Chairman and Chief Executive Officer


     I, John P. Cosaert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Heartland Express, Inc., on Form 10-Q for the period ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Heartland Express, Inc.


Dated: May 8, 2009                          By: /s/ John P. Cosaert
                                                -------------------
                                            John P. Cosaert
                                            Executive Vice President
                                            and Chief Financial Officer