Form 10-Q
period 2009-06-30
HEARTLAND EXPRESS INC
filed 2009-08-07
CIK 799233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 2009                 Commission File No.   0-15087
                  -------------                                       --------


                             HEARTLAND EXPRESS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                           93-0926999
             ------                                           ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


901 North Kansas Avenue, North Liberty, Iowa                   52317
--------------------------------------------                   -----
(Address of Principal Executive Office)                      (Zip Code)


Registrant's telephone number, including area code   (319) 626-3600
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

At June 30, 2009, there were 90,688,621 shares of the Company's $0.01 par value common stock outstanding.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page
                                                                       Number
Item 1. Financial Statements

        Consolidated Balance Sheets as of
         June 30, 2009 (unaudited) and December 31, 2008                  1
        Consolidated Statements of Income
         for  the Three and Six Months Ended
         June 30, 2009 and 2008 (unaudited)                               2
        Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 2009 (unaudited)               3
        Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2009                           4
         and 2008 (unaudited)
        Notes to Consolidated Financial Statements                       5-12

Item 2. Management's  Discussion and Analysis of
         Financial Condition and Results
         of Operations                                                  12-20

Item 3. Quantitative and Qualitative Disclosures about
         Market Risk                                                      21

Item 4. Controls and Procedures                                           21

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings                                                 22

Item 2. Changes in Securities                                             22

Item 3. Defaults upon Senior Securities                                   22

Item 4. Submission of Matters to a Vote of
         Security Holders                                                 22

Item 5. Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                  22

        Signature                                                         23

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                     June 30,     December 31,
ASSETS                                                2009           2008
                                                   ----------     ----------
CURRENT ASSETS                                     (Unaudited)
   Cash and cash equivalents                       $   44,580     $   56,651
   Short-term investments                                 140            241
   Trade receivables, net of
    allowance for doubtful
    accounts of $775 at June 30,
    2009 and December 31, 2008                         36,884         36,803
   Prepaid tires                                        6,051          6,449
   Other current assets                                 6,205          2,834
   Income tax receivable                                2,025             -
   Deferred income taxes                               36,118         35,650
                                                   ----------     ----------
             Total current assets                  $  132,003     $  138,628
                                                   ----------     ----------
PROPERTY AND EQUIPMENT
   Land and land improvements                          17,442         17,442
   Buildings                                           26,761         26,761
   Furniture and fixtures                               2,269          2,269
   Shop and service equipment                           5,345          5,290
   Revenue equipment                                  345,252        337,799
                                                   ----------     ----------
                                                      397,069        389,561
   Less accumulated depreciation                      156,695        151,881
                                                   ----------     ----------
   Property and equipment, net                        240,374        237,680
                                                   ----------     ----------
GOODWILL                                                4,815          4,815
OTHER ASSETS                                            5,514          5,469
LONG-TERM INVESTMENTS                                 160,322        171,122
                                                   ----------     ----------
                                                   $  543,028     $  557,714
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued liabilities        $   14,139     $  $10,338
   Compensation and benefits                           15,540         15,862
   Income taxes payable                                    -             452
   Insurance accruals                                  71,804         70,546
   Other accruals                                       7,215          7,498
                                                   ----------     ----------
             Total current liabilities                108,698        104,696
                                                   ----------     ----------
LONG-TERM LIABILITIES
   Income taxes payable                                30,558         35,264
   Deferred income taxes                               60,966         57,715
                                                   ----------     ----------
              Total long-term liabilities              91,524         92,979
                                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01;                       -              -
      authorized 5,000
      shares; none issued
   Capital stock; common, $.01 par value;
     authorized 395,000 shares; issued and
     outstanding 90,689 in 2009 and
     94,229 in 2008                                       907            942
   Additional paid-in capital                             439            439
   Retained earnings                                  350,083        367,281
   Accumulated other comprehensive loss                (8,623)        (8,623)
                                                   ----------     ----------
                                                      342,806        360,039
                                                   ----------     ----------
                                                   $  543,028     $  557,714
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                            Three Months Ended       Six Months Ended
                                                  June 30,               June 30,
                                            2009         2008        2009         2008
                                         ---------    ---------   ---------    ---------
Operating revenue                        $ 116,974    $ 164,592   $ 231,953    $ 313,641
                                         ---------    ---------   ---------    ---------
Operating expenses:
   Salaries, wages, and benefits            42,938       48,591      86,997       97,183
   Rent and purchased transportation         2,806        5,144       5,744       10,250
   Fuel                                     25,086       60,495      49,644      110,993
   Operations and maintenance                4,314        4,353       8,354        8,316
   Operating taxes and licenses              2,433        2,343       4,716        4,585
   Insurance and claims                      4,625        7,012       8,139       10,795
   Communications and utilities                906          931       1,902        1,936
   Depreciation                             13,160       10,663      24,974       21,076
   Other operating expenses                  3,188        4,139       6,591        8,471
   (Gain) loss on disposal of property
     and equipment                          (4,190)          11      (5,857)        (633)
                                         ---------    ---------   ---------    ---------
   Total operating expenses                 95,266      143,682     191,204      272,972
                                         ---------    ---------   ---------    ---------
            Operating income                21,708       20,910      40,749       40,669
Interest income                                563        2,236       1,434        5,099
                                         ---------    ---------   ---------    ---------
Income before income taxes                  22,271       23,146      42,183       45,768
Federal and state income taxes               4,656        5,915      10,427       13,874
                                         ---------    ---------   ---------    ---------
Net income                               $  17,615    $  17,231   $  31,756    $  31,894
                                         =========    =========   =========    =========

Earnings per share                       $    0.19    $    0.18   $    0.35    $    0.33
                                         =========    =========   =========    =========
Weighted average shares outstanding         90,689       96,158      91,582       96,186
                                         =========    =========   =========    =========
Dividends declared per share             $    0.02    $    0.02   $    0.04    $    0.04
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

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                Accumulated
                                  Capital  Additional              Other
                                   Stock,   Paid-In   Retained Comprehensive
                                  Common    Capital   Earnings     Loss       Total
                                 --------  ---------  ---------  ---------  ---------

Balance, January 1, 2009         $    942  $     439  $ 367,281  $  (8,623) $ 360,039
Comprehensive income:
  Net income                           -          -      31,756         -      31,756
  Unrealized loss on
   available-for-sale
   securities, net of tax              -          -          -          -          -
                                                                            ---------
  Total comprehensive income                                                   31,756
Dividends on common stock,
 $0.04 per share                       -          -      (3,629)        -      (3,629)
Stock repurchase                      (35)        -     (45,325)        -     (45,360)
                                 --------  ---------  ---------  ---------  ---------
Balance, June 30, 2009           $    907  $     439  $ 350,083  $  (8,623) $ 342,806
                                 ========  =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                     2009            2008
                                                   ---------      ---------
OPERATING ACTIVITIES
Net income                                         $  31,756      $  31,894
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Depreciation                                       24,974         21,076
   Deferred income taxes                               2,783         (3,116)
   Gain on disposal of property
    and equipment                                     (5,857)          (633)
   Changes in certain working capital items:
     Trade receivables                                   (81)        (8,677)
     Prepaid expenses and other current assets        (2,925)        (2,581)
     Accounts payable, accrued liabilities,
       and accrued expenses                            1,810          8,277
     Accrued income taxes                             (7,183)        (2,270)
                                                   ---------      ---------
    Net cash provided by operating activities         45,277         43,970
                                                   ---------      ---------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment           4,436          1,828
Purchases of property and equipment,
 net of trades                                       (25,465)          (650)
Net sale (purchases) of investments                   10,901        (10,943)
Change in other assets                                   (45)            72
                                                   ---------      ---------
   Net cash used in investing activities             (10,173)        (9,693)
                                                   ---------      ---------
FINANCING ACTIVITIES
   Cash dividend                                      (1,815)        (3,862)
   Stock repurchase                                  (45,360)       (10,622)
                                                   ---------      ---------
    Net cash used in financing activities            (47,175)       (14,484)
                                                   ---------      ---------
Net (decrease) increase in cash and
 cash equivalents                                    (12,071)        19,793
CASH AND CASH EQUIVALENTS
Beginning of period                                   56,651          7,960
                                                   ---------      ---------
End of period                                      $  44,580      $  27,753
                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for income taxes, net  $  14,827      $  19,260
Noncash investing and financing activities:
  Fair value of revenue equipment traded           $  13,320      $   1,818
  Purchased property and equipment in
   accounts payable                                $   3,560      $     365
  Common stock dividends declared in
   accounts payable                                $   1,829      $   1,939

The accompanying notes are an integral part of these consolidated financial statements.

                             HEARTLAND EXPRESS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2009, other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133" ("SFAS 161") and Financial Accounting Standards Board ("FASB") Staff Positions and SFAS as further discussed in Note 13.

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

Note 3. Segment Information

The Company has eleven regional operating divisions located at nine different terminal locations in addition to our corporate headquarters; however, it has determined that it has one reportable segment. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less. Restricted and designated cash and short-term investments totaling $5.5 million at June 30, 2009 and December 31, 2008, respectively, are included in non-current other assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Investments

The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale. As of June 30, 2009 and December 31, 2008, all of the Company's long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 5 to 38 years as of June 30,

2009. At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities. As of June 30, 2009, approximately 95% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies. The remaining 5% are rated as investment grade by recognized rating agencies.

As of June 30, 2009, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the guidance in SFAS No. 157 ("SFAS 157"). Fair value represents an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of the June 30, 2009 measurement date; although, it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of June 30, 2009 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the June 30, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of June 30, 2009 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering an anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans, and payout formulas. These underlying cash flows, by individual investment, were discounted using interest rates (range of 2.0%-8.7%) consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. Calculated fair values did not materially change during the period ended June 30, 2009. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company's fair value assessment, although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, there were no changes to the unrealized loss and reduction to investments, of $8.6 million, net of tax, during the period ended June 30, 2009. The unrealized loss of $8.6 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the statement of income. There were not any realized gains or losses related to these investments for the period ended June 30, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31,

2008. Approximately 97% (based on par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement, the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option, which is valued as a stand alone financial instrument separate from the underlying securities. There was not any significant change in the value of the put option during the period ended June 30, 2009. The value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

          o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
          o Since auction failures began in February 2008, the Company has received approximately $28.8 million as the result of partial calls by issuers. The Company received par value for the amount of these calls plus accrued interest.
          o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
          o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.
          o The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall economic conditions. As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust. As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.
          o Currently, there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations as well as improve overall liquidity in the student loan auction rate market. This has the potential to impact existing securities with underlying student loans.
          o    All of the  auction  rate  securities  are  held  with  financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements. Regulatory agencies continue to monitor the progress of the respective financial institutions towards this goal.

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments through a charge in the consolidated statement of income.

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2009.

                                                             Available-for-sale
       Level 3 Fair Value Measurements                        debt securities
                                                               (in thousands)

       Balance, December 31, 2008                            $          171,122
       Purchases, sales, issuances, and settlements                     (10,800)
       Transfers in to (out of) Level 3                                      -
       Total gains or losses (realized/unrealized):
            Included in earnings                                             -
            Included in other comprehensive loss                             -
                                                             -----------------
       Balance, June 30, 2009                                $         160,322
                                                             =================

The amortized cost and fair value of investments at June 30, 2009 and December 31, 2008 were as follows:

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gains       Losses       Value
June 30, 2009:                               (in thousands)
  Current:
    Municipal bonds            $      140          -     $       -    $     140

  Long-term
    Auction rate student
    loan educational bonds        169,200          -          8,878     160,322
                               ----------   ----------   ----------   ---------
                               $  169,340          -     $    8,878   $ 160,462
                               ==========   ==========   ==========   =========
December 31, 2008:
  Current:
    Municipal bonds            $      241          -             -    $     241

  Long-term
    Auction rate student
    loan educational bonds        180,000          -          8,878     171,122
                               ----------   ----------   ----------   ---------
                               $  180,241          -     $    8,878   $ 171,363
                               ==========   ==========   ==========   =========

Note 6. Fuel Hedging

In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge changes in forecasted future cash flows related to fuel purchases. The hedge of changes in forecasted future cash flows was transacted through the use of certain swap derivative financial instruments. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") as amended, and SFAS 161, and has designated such swaps as cash flow hedges. The cash flow hedging strategy was implemented mainly to reduce the Company's exposure to significant changes, including upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements. Under SFAS 133, the Company was required to record an asset or liability for the fair value of any derivative instrument designated as a cash flow hedge with an offsetting amount recorded to accumulated other comprehensive income (loss) for the effective portion of the change in fair value as defined by SFAS 133 and an increase or decrease to fuel expense for the ineffective portion of the change in fair value as defined by SFAS 133. Any previous amounts included in other comprehensive income (loss) are reclassified as increases (decreases) in fuel expense in the period the related contracts settle.

As of June 30, 2009 there were no open unsettled cash flow hedges. The Company has not hedged any amounts of fuel beyond June 30, 2009. As of June 30, 2009 there were not any assets or liabilities recorded in the consolidated balance other than a receivable for $0.3 million from the hedge counterparty for payment due for the June contract settlement. As the contract expired on June 30, 2009, all amounts recorded in accumulated other comprehensive loss as of June 30, 2009 related to the cash flow hedge was reclassified into income during the quarter ended June 30, 2009 as a reduction to fuel expense. Based on favorable contract settlements of open hedge positions at March 31, 2009 fuel expense was reduced by $0.6 million during the quarter ended June 30, 2009.

The following table details the effect of derivative financial instruments on the consolidated balance sheet and statements of income for the period ended June 30, 2009. There was not any derivative instruments outstanding as of December 31, 2008 or during the period ended June 30, 2008.


                                                                          Location of Gain
                                                                          or (Loss)            Amount of Gain or
                                                        Amount of Gain    Recognized in        (Loss) Recognized
                  Amount of Gain    Location of Gain    or (Loss)         Income on            in Income on
                  or (Loss)         or (Loss)           Reclassified      Derivative           Derivative
                  Recognized in     Reclassified from   from              (Ineffective         (Ineffective
Derivatives in    OCI on            Accumulated OCI     Accumulated OCI   Portion and Amount   Portion and Amount
SFAS 133 Cash     Derivative        into income         into Income       Excluded from        Excluded from
Flow Hedging      (Effective        (Effective          (Effective        Effectiveness        Effectiveness
Relationship      Portion)          Portion)            Portion)          Testing)             Testing)
----------------- ----------------- ------------------- ----------------- -------------------- ------------------
(000's)
Fuel  contract    $             -   Fuel expense        $             125 Fuel expense         $              561

Note 7. Property, Equipment, and Depreciation

Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date. The change was the result of current tractor trade values and the expected values in the trade market for the foreseeable future. Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method. The change in estimate increased depreciation expense by approximately $0.3 million during the three and six month periods ended June 30, 2009. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 8. Earnings Per Share:

Earnings per share are based upon the weighted average common shares outstanding during each period. The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 9. Dividends

On June 8, 2009, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.8 million, payable July 2, 2009 to shareholders of record at the close of business on June 19, 2009. On July 2, 2009, the Company paid the $1.8 million dividend.

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

At June 30, 2009 and December 31, 2008, the Company had a total of $20.2 million and $22.9 million in gross unrecognized tax benefits respectively. Of these amounts, $13.2 million and $14.9 million respectively, represented the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were reduced by approximately $2.4 million and $2.2 million during the periods ended June 30, 2009 and 2008, respectively, due to the expiration of certain statute of limitations net of current period additions of $0.2 million during the quarter ended June 30, 2009 and no additions during the quarter ended June 30, 2008. Unrecognized tax benefits were reduced by approximately $2.7 million and $3.2 million during the six month periods ended June 30, 2009 and 2008, respectively, due to the expiration of certain statute of limitations net of additions of $1.0 million during the six month period ended June 30, 2009 and no additions during the six month period of June 30, 2008. The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.3 million at June 30, 2009 and $12.3 million at December 31, 2008. Net interest and penalties included in income tax expense for the period ended June 30, 2009 and 2008 was a benefit of approximately $1.4 million and $0.4 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2009 and 2008 was a benefit of approximately $1.9 million and $0.2 million, respectively. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries.

The Company's effective tax rate was 20.9% and 25.6%, respectively, in the three months ended June 30, 2009 and 2008 and 24.7% and 30.3% for the six months ended June 30, 2009. The decrease in the effective tax rate for the three and six month periods ending June 30, 2009 is primarily attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48"), as discussed above, on less taxable income during the current year compared to the same period of 2008.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The

Company has closed the examination that was ongoing as of March 31, 2009 with no material impact and the Company does not have any outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible net change in the amount of unrecognized tax benefits for the next twelve months to be a decrease of approximately $2.6 to $3.6 million mainly due to the expiration of certain statute of limitations.

The federal statute of limitations remains open for the years 2006 and forward. Tax years 1999 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11. Share Repurchases

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company's common stock in open market or negotiated transactions using available cash, cash equivalents, and investments. The authorization to repurchase remains open at June 30, 2009 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice. Approximately 6.5 million shares remain authorized for repurchase under the Board of Directors' approval.

The Company repurchased the following shares of common stock under the above-described repurchase plan:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2009          2008
                                                      -----------   -----------
Shares of Common Stock Repurchased (in Millions)            3.5           0.8
Value of stock repurchased (in Millions)                $  45.4       $  10.6


Note 12. Commitments and Contingencies

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

During 2008 the Company entered into a commitment for a tractor fleet upgrade. The commitment includes 1,600 trucks for delivery in 2009. The total estimated purchase commitment is $115 million. The delivery of the equipment began during the third quarter of 2008 and is expected to continue throughout 2009. As of June 30, 2009 the Company had approximately $62 million of this net commitment remaining of which the Company had approximately $3.5 million of equipment purchases recorded in accounts payable and accrued liabilities.

Note 13. Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods ("SFAS 157 SOP's"). The SFAS 157 SOP's are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the SFAS 157 SOP's during the quarter ended June 30, 2009 and the SFAS 157 SOP's did not have any effect on the financial position, results of operations, and cash flows of the Company.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") which became effective for interim or annual financial periods ending after June 15, 2009. The objective of SFAS 165 was to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Management has evaluated subsequent disclosure events through July 31, 2009, the date the financial statements were available to be issued. Events requiring subsequent event disclosure have been provided in the notes to the consolidated financial statements.


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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operated eleven regional operating divisions that provided regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters during the quarter ended June 30, 2009. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 72.6% and 73.4% of operating revenues for the second quarter of 2009 and 2008, respectively, and 72.9% and 73.5% of operating revenues for the six month period ended June 30, 2009 and 2008, respectively. The Company's newest regional operating center near Dallas, Texas opened in early January 2009. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. Fuel prices soared to historical highs through the first half of 2008 and declined throughout the second half of 2008. The trend in the decline of fuel prices continued in the first quarter of 2009 and remained relatively stable throughout the quarter ended June 30, 2009 with a slight increase late in the quarter. The industry experienced soft freight demand throughout 2008 which has continued to weaken during 2009. This continues to put downward pressure on freight rates. In addition, the decline in fuel prices from highs in 2008 has resulted in a decline in fuel surcharge revenues, which were lower during the second quarter of 2009. The industry continues to fight excess capacity in the market along with declining freight volumes due to the current economic downturn. During 2008, the Company initiated strategies to effectively manage fuel costs. These initiatives included encouraging fueling at terminal locations rather than over-the-road purchases to take advantage of bulk fuel purchases when cost effective to do so, reduction of tractor idle time, and controlling out-of-route miles. Fuel expense was reduced approximately $35.4 million for the current quarter compared to the same quarter of prior year and $61.3 million year to date mainly due to reduced price of fuel and lower volumes due to lower miles driven as well as the initiatives previously mentioned. At June 30, 2009, the Company's tractor fleet had an average age of 2.2 years while the trailer fleet had an average age of 5.1 years compared to 2.5 years average age of tractor fleet and 4.3 years average age of trailer fleet a year ago. The Company's average age of the tractor fleet is expected to continue to decrease throughout the remainder of 2009 as the Company continues with the current fleet upgrade campaign. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

The Company ended the second quarter of 2009 with operating revenues of $117.0 million, including fuel surcharges, net income of $17.6 million, and earnings per share of $0.19 on average outstanding shares of 90.7 million. The Company posted an 81.4% operating ratio (operating expenses as a percentage of operating revenues) and a 15.1% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $205.0 million and a debt-free balance sheet. The Company had total assets of $543.0 million at June 30, 2009. The Company achieved a return on assets of 12.9% and a return on equity of 20.2% for the twelve months ended June 30, 2009, compared to the twelve months ended June 30, 2008, which were 12.5% and 19.3%, respectively. The Company's cash flow from operations for the first six months of 2009 of $45.3 million represented a 3.0% increase from the same period of 2008 mainly due to a $4.5 million increase in net income adjusted for non-cash items offset by a decrease in cash flows from working capital items which were attributable to trade receivable cash collections, timing of certain accounts payable and accrued expense items, and income tax accrual reductions. The Company's cash flow from operations was 19.5% of operating revenues for the six months ended June 30, 2009 compared to 14.0% for the same period in 2008.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                        2009     2008        2009    2008
                                       ------   ------      ------  ------
Operating revenue                      100.0%   100.0%      100.0%  100.0%
                                       ------   ------      ------  ------
Operating expenses:
  Salaries, wages, and benefits         36.7%    29.5%       37.5%   31.0%
  Rent and purchased transportation      2.4      3.1         2.5     3.3
  Fuel                                  21.4     36.8        21.4    35.4
  Operations and maintenance             3.7      2.6         3.6     2.7
  Operating taxes and licenses           2.1      1.4         2.0     1.5
  Insurance and claims                   4.0      4.3         3.5     3.4
  Communications and utilities           0.8      0.6         0.8     0.6
  Depreciation                          11.3      6.5        10.8     6.7
  Other operating expenses               2.7      2.5         2.8     2.7
  Gain on disposal of property
   and equipment                        (3.6)      -         (2.5)   (0.2)
                                       ------   ------      ------  ------
    Total operating expenses            81.4%    87.3%       82.4%   87.0%
                                       ------   ------      ------  ------
             Operating income           18.6%    12.7%       17.6%   13.0%
Interest income                          0.5      1.4         0.6     1.6
                                       ------   ------      ------  ------
        Income before income taxes      19.0%    14.1%       18.2%   14.6%
Federal and state income taxes           4.0      3.6         4.5     4.4
                                       ------   ------      ------  ------
        Net income                      15.1%    10.5%       13.7%   10.2%
                                       ======   ======      ======  ======



The following is a discussion of the results of operations of the three and six month period ended June 30, 2009 compared with the same period in 2008.

Three Months Ended June 2009 and 2008

Operating revenue decreased $47.6 million (28.9%), to $117.0 million in the second quarter of 2009 from $164.6 million in the second quarter of 2008. The decrease in revenue resulted from a decrease in fuel surcharge revenue of $26.4 million to $12.0 million, further reduced by a decrease in line haul revenue of approximately $21.2 million. The decrease in fuel surcharge revenue was a direct result of a decrease in average fuel costs during the period as further explained below. Fuel surcharge revenue was $38.4 million in the second quarter of 2008. The decrease in line haul revenue was directly attributable to a reduction in fleet miles, $19.5 million, as a direct result of an overall decline in market demand for freight, further reduced by line haul rates and other line haul related revenues, $1.7 million.

Salaries, wages, and benefits decreased $5.7 million (11.7%), to $42.9 million in the second quarter of 2009 from $48.6 million in the second quarter of 2008. The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight. Other net compensation did not materially change. The mix of the number of employee drivers to independent contractors remained unchanged at a mix of 96% company drivers and 4% independent contractors during the quarters ended June 30, 2009 and 2008.

Rent and purchased transportation decreased $2.3 million (45.1%), to $2.8 million in the second quarter of 2009 from $5.1 million in the second quarter of 2008. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the decrease in miles driven by independent contractors ($0.8 million) and a decrease of amounts paid under the Company's fuel stability program ($1.2 million) due to decreases in fuel prices. Other equipment rental expenses decreased $0.3 million.

Fuel decreased $35.4 million (58.5%), to $25.1 million for the three months ended June 30, 2009 from $60.5 million for the same period of 2008. The decrease is the result of decreased fuel prices, decreased miles driven, and an increase in fuel economy as result of newer tractor fleet as well as our idle reduction initiatives. The Company's fuel cost per mile per company-owned tractor mile decreased 51.0% in second quarter of 2009 compared to 2008. Fuel cost per mile, net of fuel surcharge, decreased 33.1% in the second quarter of 2009 compared to 2008. The Company's second quarter fuel cost per gallon, $2.10 per gallon, decreased by 50.1% in 2009 compared to the same period of 2008, $4.21 per gallon. Fuel expense during the quarter ended June 30, 2009 was net of the benefit of the Company's fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts.

Insurance and claims decreased $2.4 million (34.3%), to $4.6 million in the second quarter of 2009 from $7.0 million in the second quarter of 2008 due to a decrease in the number of occurrences and severity of larger claims.

Depreciation increased $2.5 million (23.4%), to $13.2 million during the second quarter of 2009 from $10.7 million in the second quarter of 2008. The increase is mainly attributable to an increase in tractor purchases for the twelve month periods leading up to and including the quarter ended June 30, 2009. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $0.3 million during the quarter ended June 30, 2009 compared to the same period of 2008. During the second half of 2008 and the first six months of 2009 the Company has placed in service 1,036 new tractors which have a higher base cost than previous tractors purchased and are in the first year of depreciation. Tractor depreciation increased $2.5 million to $9.8 million in the quarter ended June 30, 2009 from $7.3 million in the quarter ended June 30, 2008. The increase in tractor depreciation was offset by a decrease of $0.1 million in trailer depreciation for the three months ended June 30, 2009 compared to the same period of 2008. The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value of the respective trailers.

Other operating expenses decreased $0.9 million (22.0%), to $3.2 million in the second quarter of 2009 from $4.1 million in the second quarter of 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs which have decreased mainly due to lower load counts, driver miles and less driver recruiting.

The Company recorded a gain on the disposal of property and equipment of $4.2 million during the second quarter of 2009 as compared to a minimal loss in the second quarter of 2008. There were no tractor trades during the quarter ended June 30, 2008.

Interest income decreased $1.6 million (72.7%) in the second quarter of 2009 compared to the 2008 period. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008 and continued into 2009 as well as lower average balances of investments due to partial calls received on ARS.

The Company's effective tax rate was 20.9% and 25.6%, respectively, in the three months ended June 30, 2009 and 2008. The decrease in the effective tax rate for the three and six month periods ending June 30, 2009 is primarily attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48"), as discussed above, on less taxable income during the current year compared to the same period of 2008.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.4% during the second quarter of 2009 compared with 87.3% during the second quarter of 2008. Net income increased $0.4 million (2.3%), to $17.6 million during the second quarter of 2009 from $17.2 million during the second quarter of 2008.

Six Months Ended June 2009 and 2008

Operating revenue decreased $81.6 million (26.0%), to $232.0 million in the six months ending June 30, 2009 from $313.6 million in the 2008 period. The decrease in revenue resulted from a decrease in fuel surcharge revenue of $42.8 million to $23.4 million, further reduced by a decrease in line haul revenue of approximately $38.8 million. The decrease in fuel surcharge revenue was a direct result of a decrease in average fuel costs during the period as further explained below. Fuel surcharge revenue was $66.2 million for the six months ended June 30, 2008. The decrease in line haul revenue was directly attributable to a reduction in fleet miles, $36.1 million, as a direct result of an overall decline in market demand for freight, further reduced by line haul rates and other line haul related revenues, $2.7 million.

Salaries, wages, and benefits decreased $10.2 million (10.5%), to $87.0 million in the six months ended June 30, 2009 from $97.2 million in the 2008 period. The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight. Other net compensation did not materially change. The mix of the number of employee drivers to independent contractors remained unchanged at a mix of 96% company drivers and 4% independent contractors during the periods ended June 30, 2009 and 2008.

Rent and purchased transportation decreased $4.6 million (44.7%), to $5.7 million in the first six months of 2009 from $10.3 million in the compared period of 2008. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease reflects the decrease in miles driven by independent contractors ($1.9 million) and a decrease of amounts paid under the Company's fuel stability program ($2.2 million) due to decreases in fuel prices. Other equipment rental expenses decreased $0.5 million.

Fuel decreased $61.4 million (55.3%), to $49.6 million for the six months ended June 30, 2009 from $111.0 million for the same period of 2008. The decrease is the net result of decreased fuel prices ($45.5 million) and a decrease in miles driven and idle reduction initiatives ($15.9 million). The Company's fuel cost per company-owned tractor mile decreased 47.8% in first six months of 2009 compared to the same period of 2008. Fuel cost per mile, net of fuel surcharge, decreased 34.1% in the first six months of 2009 compared to the same period of 2008. The Company's fuel cost per gallon for the first six months of 2009, $2.04 per gallon, decreased by 46.3% in 2009 compared to the same period of 2008,

$3.80 per gallon. Fuel expense during the six months ended June 30, 2009 was net of the benefit of the Company's fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts.

Insurance and claims decreased $2.7 million (25.0%), to $8.1 million in the second quarter of 2009 from $10.8 million in the second quarter of 2008 due to a decrease in the number of occurrences and severity of larger claims.

Depreciation increased $3.9 million (18.5%), to $25.0 million during the six months ended June 30, 2009 from $21.1 million in the six months ended June 30, 2008. The increase is mainly attributable to an increase in tractor purchases for the twelve month periods leading up to and including the quarter ended June 30, 2009. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $0.3 million during the six months ended June 30, 2009 compared to the same period of 2008. During the second half of 2008 and the first six months of 2009 the Company has placed in service 1,036 new tractors which have a higher base cost than previous tractors purchased and are in the first year of depreciation. Tractor depreciation increased $4.0 million to $18.2 million in the six months ended June 30, 2009 from $14.2 million in the same period of 2008. The increase in tractor depreciation was offset by a decrease of $0.3 million in trailer depreciation for six months ended June 30, 2009 compared to the same period of 2008. The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value of the respective trailers. Other depreciation increased $0.2 million.

Other operating expenses decreased $1.9 million (22.4%), to $6.6 million during the six months ended June 30, 2009 from $8.5 million in the same period of 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs which have decreased mainly due to lower load counts, driver miles and less driver recruiting.

Gain on the disposal of property and equipment increased $5.3 million, to $5.9 million during the six months ended June 30, 2009 from $0.6 million in the same period of 2008. The gain increase is mainly attributable to an increase in the number of tractors traded or sold during the 2009 period compared to the 2008 period.

Interest income decreased $3.7 million (72.5%), to $1.4 million in the six months ended June 30, 2009 from $5.1 million in the same period of 2008. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008, and continued into 2009 as well as lower average balances of investments due to partial calls received on ARS.

The Company's effective tax rate was 24.7% and 30.3% for the six months ended June 30, 2009. The decrease in the effective tax rate for the three and six month periods ending June 30, 2009 is primarily attributable to a favorable income tax expense adjustment as a result of the application of FASB Interpretation No. 48 ("FIN 48"), as discussed above, on less taxable income during the current year compared to the same period of 2008.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.4% during the first six months of 2009 compared with 87.0% during the first six months of 2008. Net income decreased $0.1 million to $31.8 million during the first six months of 2009 from $31.9 million during the compared 2008 period.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and the six months ended June 30, 2009 with the purchase of 1,036 new tractors and 400 new trailers that were acquired during the third and fourth quarters of 2008 and the first and second quarters of 2009. The Company expects to purchase more tractors during the third and fourth quarters of 2009 to complete the current tractor upgrade campaign of 1,600 new tractor deliveries during 2009. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the six months ended June 30, 2009, was net cash provided by operating activities of $45.3 million compared to $44.0 million in 2008. This was primarily a result of net income (excluding non-cash depreciation, deferred tax, and gains on disposal of equipment) being approximately $4.5 million higher in 2009 compared to 2008 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $3.2 million. The net decrease in cash provided by operating assets and liabilities for the first six months of 2009 compared to the same period of 2008 was primarily the result of reductions in accounts receivable balances due to collections offset by reductions in accounts payable and accrued expenses. The increase in accident claims during the six month period ending June 30, 2008 did not recur in the six month period ending June 30, 2009. Additionally there were reductions in accrued income taxes mainly due to uncertain tax position accrual changes and certain net income taxes paid during the quarter. Cash flow from operating activities was 19.5% of operating revenues in 2009 compared with 14.0% in 2008.

Capital expenditures for property and equipment, net of trade-ins, totaled $25.5 million for the six months ended June 30, 2009 compared to $0.1 million during the same period of 2008. Investing cash flows during the first six months of 2009 were mainly attributable to the Company's tractor fleet upgrade program. There were not any significant capital expenditures during the first six months of 2008. The Company received $10.9 million in cash during the six month period ended June 30, 2009 related to partial calls of ARS compared to $10.9 million net investment in ARS's prior to auction failures in February 2008. The increase in proceeds from sale of property and equipment was directly related to cash received under the Company's tractor fleet upgrade program.

The Company paid $1.8 million in dividends during the first six months of 2009 compared to cash dividends of $3.9 million paid in six month period ended June 30, 2008. The dividend declared in the fourth quarter 2008 was paid in the fourth quarter of 2008 where as the dividend declared in the fourth quarter of 2007 was paid in the first quarter of 2008. The Company declared a $1.8 million cash dividend in June 2009, included in accounts payable and accrued liabilities at June 30, 2009, which was paid on July 2, 2009.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at June 30, 2009 and has no expiration date. During the six months ended June 30, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were approximately 0.8 million shares repurchased for $10.6 million at approximately $13.40 per share during the six month period ended June 30, 2008. At June 30, 2009, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

The Company paid income taxes, net, of $14.8 million in 2009 which was $4.5 million lower than income taxes paid during the same period in 2008 of $19.3 million. The decrease is mainly driven by lower estimated federal income tax payments based on expected taxable income for the year ending December 31, 2009.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company's balance sheet remains debt free. The Company ended the quarter with $205.0 million in cash, cash equivalents and investments a decrease of $23.0 million from December 31, 2008. This decrease was mainly driven by stock repurchases and purchases of equipment totaling $70.8 million, net of cash flows provided by operating activities.

The Company's investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale. As of June 30, 2009 and December 31, 2008, all of the Company's long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 5 to 38 years as of June 30, 2009. At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities. As of June 30, 2009, approximately 95% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies. The remaining 5% are rated as investment grade by recognized rating agencies.

As of June 30, 2009, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest. Investment income received is generally exempt from federal income taxes and is accrued as earned. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the guidance in SFAS No. 157 ("SFAS 157"). Fair value represents an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of the June 30, 2009 measurement date; although, it is not the intent of the Company to sell such securities at discounted pricing. Historically, the fair value of such investments was reported based on amortized cost. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs per SFAS 157 and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process. Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities. Estimated fair value of all auction rate security investments as of June 30, 2009 was calculated using unobservable, Level 3 inputs, as defined by SFAS 157 due to the lack of observable market inputs specifically related to student loan auction rate securities. The fair value of these investments as of the June 30, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of June 30, 2009 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets. With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities considering an anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans, and payout formulas. These underlying cash flows, by individual investment, were discounted using interest rates (range of 2.0%-8.7%) consistent with instruments of similar quality and duration with an adjustment for a higher required yield for lack of liquidity in the market for these auction rate securities. Calculated fair values did not materially change during the period ended June 30, 2009. The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling. The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company's fair value assessment, although the Company has not listed any of its assets for sale on the secondary market. As a result of the fair value measurements, there were no changes to the unrealized loss and reduction to investments, of $8.6 million, net of tax, during the period ended June 30, 2009. The unrealized loss of $8.6 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the statement of income. There were not any realized gains or losses related to these investments for the period ended June 30, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold. Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets. Certain settlement agreements were finalized prior to December 31, 2008. Approximately 97% (based on par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less. As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements. Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action. Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest. Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction. Upon signing the settlement agreement, the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value. The Company also acquired an asset, a put option that is valued as a stand alone financial instrument separate from the underlying securities. There was not any significant change in the value of the put option during the period ended June 30, 2009. The value of these securities is included in long-term investments per the consolidated balance sheet.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

     o Current market activity and the lack of severity or extended decline do not warrant such action at this time.
     o Since auction failures began in February 2008, the Company has received approximately $28.8 million as the result of partial calls by issuers. The Company received par value for the amount of these calls plus accrued interest.
     o Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.
     o There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction. The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.
     o The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall economic conditions. As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust. As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.
     o Currently, there is legislative pressure to provide liquidity in student loan investments, providing liquidity to state student loan agencies, to continue to provide financial assistance to eligible students to enable higher educations as well as improve overall liquidity in the student loan auction rate market. This has the potential to impact existing securities with underlying student loans.
     o    All  of  the  auction  rate   securities   are  held  with   financial
          institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity. Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements. Regulatory agencies continue to monitor the progress of the respective financial institutions towards this goal.

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments through a charge in the consolidated statement of income.

Net working capital for the six months ended June 30, 2009 decreased by $10.6 million over December 31, 2008 largely due to a decrease in cash and cash equivalents driven by share repurchases, cash paid for equipment purchases, less cash received from partial calls of ARS investments and increases in accounts payable due to equipment purchases. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of June 30, 2009, ($160.4 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.6 million.

The Company has no debt outstanding as of June 30, 2009 and, therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended June 30, 2009 and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $13.4 million and $23.7 million or 15.2% and 22.2%, respectively, of the Company's total net operating expenses, net of fuel surcharge. For the six months ended June 30,
2009 and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $27.0 million and $47.8 million or 15.5% and 22.7%, respectively, of the Company's total net operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel to reduce its exposure to diesel fuel price fluctuations. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases for the quarter ended June 30, 2009. The hedge of forecasted future cash flow was transacted through the use of certain swap contracts. The Company has implemented the provisions of SFAS No. 133 and SFAS No. 161, and has designated such hedges as cash flow hedges. The cash flow hedging strategy was implemented mainly to reduce the Company's exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time, which is not recoverable through fuel surcharge agreements. The contracted hedge expired on June 30, 2009 and favorably impacted fuel expense $0.6 million for the quarter ended June 30, 2009. There were no open hedging contracts at June 30, 2009.

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

Item 2. Changes in Securities
     None

Item 3. Defaults upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company's Annual Meeting of Shareholders was held on May 7, 2009. At the Annual Meeting, the shareholders elected Russell A. Gerdin, Michael J. Gerdin, Richard O. Jacobson, Dr. Benjamin J. Allen, Lawrence D. Crouse, and James G. Pratt to serve as directors for a one year term (86,070,041 for, 0 against, 391,488 withheld,) and ratified the appointment of KPMG, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009 (86,223,975 for, 230,672 against, 6,882 withheld). Shareholders representing 86,461,529 shares, or approximately 95.3% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a)  Exhibit
          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          1. Report on Form 8-K, dated April 17, 2009, announcing the Company's financial results for the quarter ended March 31, 2008.
          2. Report on Form 8-K, dated June 11, 2009, announcing the declaration of a quarterly cash dividend.


No other information is required to be filed under Part II of the form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARTLAND EXPRESS, INC.

Date: August 7, 2009                      BY: /S/ John P. Cosaert
                                              -------------------
                                          John P. Cosaert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (Principal accounting and financial
                                          officer)