Form 10-Q
period 2009-09-30
HEARTLAND EXPRESS INC
filed 2009-11-06
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
         1934

For quarter ended September 30, 2009
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
901 North Kansas Avenue
North Liberty, Iowa
52317
(Address of Principal Executive Office)
(Zip Code)

Registrant’s telephone number, including area code     319-626-3600

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
Yes [   ]         No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

                             Large accelerated filer [X]                                        Accelerated filer [   ]
                             Non-accelerated filer   [   ]                                        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]         No [X]

At September 30, 2009, there were 90,688,621 shares of the Company’s $0.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

Page Number

PART 1 – FINANCIAL INFORMATION
Item 1 Financial Statements
HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	September 30,	December 31,
ASSETS	2009	2008
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$41,341	$56,651
Short-term investments	14,065	241
Trade receivables, net	38,063	36,803
Prepaid tires	6,800	6,449
Other current assets	4,820	2,834
Income tax receivable	3,841	-
Deferred income taxes	35,499	35,650
Total current assets	144,429	138,628
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	5,311	5,290
Revenue equipment	355,351	337,799
	407,134	389,561
Less accumulated depreciation	140,959	151,881
Property and equipment, net	266,175	237,680
GOODWILL	4,815	4,815
OTHER ASSETS	5,718	5,469
LONG-TERM INVESTMENTS	147,489	171,122
	$568,626	$557,714
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,526	$10,338
Compensation and benefits	15,946	15,862
Income taxes payable	-	452
Insurance accruals	72,810	70,546
Other accruals	6,826	7,498
Total current liabilities	111,108	104,696
LONG-TERM LIABILITIES
Income taxes payable	30,944	35,264
Deferred income taxes	67,777	57,715
Total long-term liabilities	98,721	92,979
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000
shares; none issued	-	-
Capital stock; common, $.01 par value; authorized
395,000 shares; issued and outstanding 90,689 in 2009 and 94,229 in 2008	907	942
Additional paid-in capital	439	439
Retained earnings	362,777	367,281
Accumulated other comprehensive loss	(5,326)	(8,623)
	358,797	360,039
	$568,626	$557,714
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Operating revenue	$113,390	$169,935	$345,343	$483,577

Operating expenses:
Salaries, wages, and benefits	41,755	51,462	128,752	148,646
Rent and purchased transportation	2,766	4,725	8,510	14,975
Fuel	26,454	58,393	76,098	169,386
Operations and maintenance	3,618	4,051	11,972	12,367
Operating taxes and licenses	1,958	2,323	6,675	6,908
Insurance and claims	3,658	6,443	11,797	17,237
Communications and utilities	881	856	2,783	2,792
Depreciation	15,468	11,504	40,443	32,580
Other operating expenses	2,743	4,456	9,332	12,928
Gain on disposal of property and equipment	(8,321)	(2,899)	(14,178)	(3,533)
Total operating expenses	90,980	141,314	282,184	414,286
Operating income	22,410	28,621	63,159	69,291
Interest income	489	1,943	1,922	7,042
Income before income taxes	22,899	30,564	65,081	76,333
Federal and state income taxes	8,392	11,841	18,818	25,715
Net income	$14,507	$18,723	$46,263	$50,618

Earnings per share	$0.16	$0.19	$0.51	$0.53
Weighted average shares outstanding	90,689	96,158	91,281	96,177
Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

				Accumulated
		Additional		Other
	Capital Stock,	Paid-In	Retained	Compre-hensive
	Common	Capital	Earnings	Loss	Total

Balance, January 1, 2009	$942	$439	$367,281	$(8,623)	$360,039
Comprehensive income:
Net income	-	-	46,263	-	46,263
Unrealized gain on available-for-sale securities, net of tax	-	-	-	3,297	3,297
Total comprehensive income					49,560
Dividends on common stock, $0.06 per share	-	-	(5,442)	-	(5,442)
Stock repurchase	(35)	-	(45,325)	-	(45,360)
Balance, September 30, 2009	$907	$439	$362,777	$(5,326)	$358,797

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$46,263	$50,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,443	32,580
Deferred income taxes	10,213	(891)
Gain on disposal of property and equipment	(14,178)	(3,533)
Changes in certain working capital items:
Trade receivables	(1,260)	(2,810)
Prepaid expenses and other current assets	(2,128)	(2,843)
Accounts payable, accrued liabilities, and accrued expenses	813	11,631
Accrued income taxes	(8,613)	(2,986)
Net cash provided by operating activities	71,553	81,766
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	11	1,833
Purchases of property and equipment, net of trades	(50,744)	(4,357)
Net sale (purchases) of investments	13,106	(3,100)
Change in other assets	(249)	126
Net cash used in investing activities	(37,876)	(5,498)
FINANCING ACTIVITIES
Cash dividend	(3,627)	(5,786)
Stock repurchase	(45,360)	(10,622)
Net cash used in financing activities	(48,987)	(16,408)
Net (decrease) increase in cash and cash equivalents	(15,310)	59,860
CASH AND CASH EQUIVALENTS
Beginning of period	56,651	7,960
End of period	$41,341	$67,820
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net	$17,219	$29,583

Noncash investing and financing activities:
Fair value of revenue equipment traded	$38,769	$7,297
Purchased property and equipment in accounts payable	$6,905	$13,245
Common stock dividends declared in accounts payable	$1,830	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.  There were no changes to the Company’s significant accounting policies during the nine month period ended September 30, 2009.

The Company evaluated subsequent events through November 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

Note 3.  Segment Information

The Company has eleven regional operating divisions located at nine different terminal locations in addition to our corporate headquarters; however, it has determined that it has one reportable segment.  All of the divisions are managed based on similar economic characteristics.  Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers.  In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio.  As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative guidance on segment reporting.   Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company’s consolidated financial statements present its one reportable segment.

Note 4.  Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Restricted and designated cash and short-term investments totaling $5.7 million and $5.5 million at September 30, 2009 and December 31, 2008, respectively, are included in non-current other assets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments

The Company’s investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale.  As of September 30, 2009 and December 31, 2008, all of the Company’s long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 5 to 38 years as of September 30, 2009.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government.  The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities.  As of September 30, 2009, approximately 95% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies.  The remaining 5% are rated as investment grade by recognized rating agencies.

As of September 30, 2009, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $41.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $9.0 million received in October 2009 which has been classified as short-term investments as of September 30, 2009.  Investment income received is generally exempt from federal income taxes and is accrued as earned.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of September 30, 2009 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the September 30, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of September 30, 2009 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company’s financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates (range of 1.4%-6.8%) consistent with instruments of similar quality and duration adjusted for a higher required yield due to lack of liquidity in the market.  Calculated fair values have generally increased throughout 2009 based on tightening of credit spreads offset by reductions in expected coupon rates of return over the remaining estimated life of the underlying debt.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company’s cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company’s fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  As a result of the fair value measurements, the Company increased the fair value of investments by approximately $3.3 million with an offsetting decrease to unrealized loss on investments, during the period ended September 30, 2009.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the statement of income.  There were not any realized gains or losses related to these investments for the three month period or nine month period ended September 30, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. Approximately 97% (based on par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    The Company cannot currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company also acquired an asset, a put option, which is valued as a stand alone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the period ended September 30, 2009.  The value of these securities was reclassified to short-term investments per the consolidated balance sheet as of September 30, 2009 as the Company may exercise the call provision beginning in July 2010.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary.  Management has concluded the decline in fair value to be temporary based on the following considerations:

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.
•
Since auction failures began in February 2008, the Company has received approximately $41.0 million as the result of partial calls by issuers, including $9.0 million received in October 2009.  The Company received par value for the amount of these calls plus accrued interest.

•
Based on the Company’s financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

•
The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall negative economic conditions.  As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.  As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.

•
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

•
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

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2009.

Level 3 Fair Value Measurements	Available-for-sale debt securities
(in thousands)

Balance, December 31, 2008	$171,122
Purchases, sales, issuances, and settlements	(13,449)
Transfers in to (out of) Level 3	-
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive loss	3,297
Balance, September 30, 2009	$160,970

Municipal bonds are classified as held to maturity and therefore are carried at amortized cost. The amortized cost and fair value of investments at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009:	(in thousands)
Current:
Municipal bonds	$584	-	$-	$584
Auction rate student loan educational bonds	13,500	-	19	13,481
	$14,084	-	$19	$14,065

Long-term
Auction rate student loan educational bonds	153,050	-	5,561	147,489
	$167,134	-	$5,580	$161,554

December 31, 2008:
Current:
Municipal bonds	$241	-	$-	$241

Long-term
Auction rate student loan educational bonds	180,000	-	8,878	171,122
	$180,241	-	$8,878	$171,363

Note 6.  Fuel Hedging

In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge changes in forecasted future cash flows related to fuel purchases.   The hedge of changes in forecasted future cash flows was transacted through the use of certain swap derivative financial instruments.  The Company accounts for derivative instruments in accordance with the authoritative guidance on derivatives and hedging and has designated such swaps as cash flow hedges.   The cash flow hedging strategy was implemented mainly to reduce the Company’s exposure to significant changes, including upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements.    Under authoritative guidance of cash flow hedges, the Company was required to record an asset or liability for the fair value of any derivative instrument designated as a cash flow hedge with an offsetting amount recorded to accumulated other comprehensive income (loss) for the effective portion of the change in fair value and an increase or decrease to fuel expense for the ineffective portion of the change in fair value as defined by the authoritative guidance on derivatives and hedging.    Any previous amounts included in other comprehensive income (loss) are reclassified as increases (decreases) in fuel expense in the period the related contracts settle.

As of September 30, 2009 there were no open unsettled cash flow hedges.  The Company has not hedged any amounts of fuel beyond contracts that expired on June 30, 2009.  As of September 30, 2009 there were not any assets, liabilities or amounts in accumulated other comprehensive loss recorded in the consolidated balance related to hedging activity.  Based on favorable contract settlements occurring during the quarter ended June 30, 2009 of open hedge positions that existed at March 31, 2009 fuel expense for the nine months ended September 30, 2009 was reduced by $0.6 million.

The following table details the effect of derivative financial instruments on the consolidated balance sheet and statements of income for the nine months ended September 30, 2009.  There was not any derivative instruments outstanding as of December 31, 2008 or during the nine months ended September 30, 2008.

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(000’s)
Fuel contract	$-	Fuel expense	$-	Fuel expense	$561

Note 7.  Property, Equipment, and Depreciation

Property and equipment are stated at cost, while maintenance and repairs are charged to operations as incurred.  Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  The change was the result of current tractor trade values and the expected values in the trade market for the foreseeable future.  Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method.  The change in estimate increased depreciation expense by approximately $1.0 million during the three month period ended September 30, 2009 and approximately $1.3 million for the nine month period September 30, 2009.  Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 8.  Earnings Per Share:

Earnings per share are based upon the weighted average common shares outstanding during each period.  The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 9.  Dividends

On September 10, 2009, the Company’s Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.8 million, payable October 2, 2009 to shareholders of record at the close of business on September 21, 2009.   On October 2, 2009, the Company paid the $1.8 million dividend.

Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by the Board of Directors.

Note 10.   Income Taxes

The Company has adopted the authoritative guidance on income taxes as well as income tax contingencies.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

At September 30, 2009 and December 31, 2008, the Company had a total of $20.5 million and $22.9 million in gross unrecognized tax benefits respectively. Of these amounts, $13.3 million and $14.9 million respectively, represented the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.  Unrecognized tax benefits were increased by approximately $0.3 million and $0.5 million during the three month periods ended September 30, 2009 and 2008, respectively.  Unrecognized tax benefits were reduced by approximately $2.5 million and $2.7 million during the nine month periods ended September 30, 2009 and 2008, respectively, due to the expiration of certain statute of limitations net of additions of $1.3 million and $0.5 million during the nine month periods ended September 30, 2009 and 2008.  The total amount of accrued interest and penalties for such unrecognized tax benefits was $10.4 million at September 30, 2009 and $12.3 million at December 31, 2008.  Net interest and penalties included in income tax expense for the period ended September 30, 2009 and 2008 was an expense of approximately $0.1 million and $0.4 million, respectively.  Net interest and penalties included in income tax expense for the nine month periods ended September 30, 2009 and 2008 was a (benefit) expense of approximately $(1.8) million and $0.1 million, respectively.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

The Company’s effective tax rate was 36.6% and 38.7%, respectively, in the three months ended September 30, 2009 and 2008 and 28.9% and 33.7% for the nine months ended September 30, 2009.  The decrease in the effective tax rate for the nine month periods ending September 30, 2009 is primarily attributable to favorable income tax expense adjustments as a result of the application of authoritative accounting guidance for income tax contingencies as discussed above, on less taxable income during the current year compared to the same period of 2008.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation or audits related to tax matters.  At this time, management’s best estimate of the reasonably possible net change in the amount of unrecognized tax benefits for the next twelve months to be a decrease of approximately $2.3 to $3.3 million mainly due to the expiration of certain statute of limitations.

The federal statute of limitations remains open for the years 2006 and forward. Tax years 1999 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11. Share Repurchases

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, as adjusted for stock splits after the approval, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents, and investments.  The authorization to repurchase remains open at September 30, 2009 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice. Approximately 6.5 million shares remain authorized for repurchase under the Board of Directors’ approval.

The Company repurchased the following shares of common stock under the above-described repurchase plan:

	Nine Months Ended September 30,
	2009	2008
Shares of Common Stock Repurchased (in millions)	3.5	0.8
Value of stock repurchased (in millions)	$45.4	$10.6

Note 12. Commitments and Contingencies

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business.  In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

During 2008 the Company entered into a commitment for a tractor fleet upgrade.  The commitment includes 1,600 trucks for delivery in 2009.  The total estimated net purchase commitment is $114 million.  The delivery of the equipment began during the third quarter of 2008 and is expected to continue throughout 2009.  As of September 30, 2009 the Company had approximately $30.0 million of this net commitment remaining of which the Company had approximately $6.9 million of equipment purchases recorded in accounts payable and accrued liabilities.

Note 13. Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the application of the authoritative guidance on fair value measurements and disclosures.  The guidance provided clarification to fair value measurements in the current economic environment, modification to the recognition of other-than-temporary impairments of debt securities, and required companies to disclose the fair values of financial instruments in interim periods.  The clarification guidance became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the clarified authoritative guidance on fair value measurements and disclosures during the quarter ended June 30, 2009 and the guidance did not have any effect on the financial position, results of operations, and cash flows of the Company.

In May 2009, the FASB issued new authoritative guidance regarding subsequent events.  The objective of new authoritative guidance was to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Management has evaluated subsequent disclosure events through November 6, 2009, the date the financial statements were filed with the SEC on Form 10Q.  Events requiring subsequent event disclosure have been provided in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, assumptions and uncertainties which are difficult to predict.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “believe,” “may,” “could,” “expects,” “anticipates,” and “likely,” and variations of these words or similar expressions, are intended to identify such forward-looking statements.  The Company’s actual results could differ materially from those discussed in the section entitled “Factors That May Affect Future Results,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K, which is by this reference incorporated herein.  The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements contained in this Quarterly report.

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company operated eleven regional operating divisions that provided regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters during the quarter ended September 30, 2009. The Company’s regional operating divisions, not including operations at the corporate headquarters, accounted for 72.6% and 73.5% of operating revenues for the third quarter of 2009 and 2008, respectively, and 72.8% and 73.6% of operating revenues for the nine month period ended September 30, 2009 and 2008, respectively.  The Company’s newest regional operating center near Dallas, Texas opened in early January 2009.  The Company takes pride in the quality of the service that it provides to its customers.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. Fuel prices soared to historical highs through the first half of 2008 and declined throughout the second half of 2008.  The trend in the decline of fuel prices continued in the first quarter of 2009 and increased slightly in the second quarter and held relatively stable during the third quarter of 2009.  The industry experienced soft freight demand throughout 2008 which has continued to weaken and stay weak during 2009.  This continues to put downward pressure on freight rates throughout 2009.  In addition, the decline in fuel prices from highs in 2008 has resulted in a decline in fuel surcharge revenues, which were lower during the third quarter of 2009.  The industry continues to fight excess capacity in the market along with declining freight volumes due to the current economic downturn.  To combat higher fuel prices, during 2008, the Company initiated strategies to effectively manage fuel costs.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over the road fuel, reduction of tractor idle time, controlling out-of-route miles and increased fuel economy of our newer tractors acquired in 2008 and 2009 over previous model tractors.  Fuel expense was reduced approximately $31.9 million for the current quarter compared to the same quarter of prior year and $93.3 million year to date mainly due to the reduced price of fuel and lower volumes due to lower miles driven as well as the initiatives previously mentioned.  At September 30, 2009, the Company’s tractor fleet had an average age of 1.7 years while the trailer fleet had an average age of 5.4 years compared to 2.5 years average age of tractor fleet and 4.4 years average age of trailer fleet a year ago.  The Company’s average age of the tractor fleet is expected to continue to decrease to approximately 1.4 years throughout the remainder of 2009 as the Company expects to complete the current fleet upgrade campaign during the fourth quarter.  The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987.  Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

The Company ended the third quarter of 2009 with operating revenues of $113.4 million, including fuel surcharges, net income of $14.5 million, and earnings per share of $0.16 on average outstanding shares of 90.7 million. The Company posted an 80.2% operating ratio (operating expenses as a percentage of operating revenues) and a 12.8% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $202.9 million and a debt-free balance sheet. The Company had total assets of $568.6 million at September 30, 2009. The Company achieved a return on assets of 11.4% and a return on equity of 18.0% for the twelve months ended September 30, 2009, compared to the twelve months ended September 30, 2008, which were 12.3% and 19.3%, respectively. The Company’s cash flow from operations for the first nine months of 2009 of $71.6 million represented a 12.5% decrease from the same period of 2008 mainly due to a $3.9 million increase in net income adjusted for non-cash items offset by a decrease in cash flows from working capital items of $14.2 million which was mainly attributable to timing of certain accounts payable and accrued expense items, and income tax accrual reductions. The Company’s cash flow from operations was 20.7% of operating revenues for the nine months ended September 30, 2009 compared to 16.9% for the same period in 2008.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	36.8%	30.3%	37.3%	30.7%
Rent and purchased transportation	2.4	2.8	2.5	3.1
Fuel	23.3	34.4	22.0	35.0
Operations and maintenance	3.2	2.4	3.5	2.6
Operating taxes and licenses	1.7	1.4	1.9	1.4
Insurance and claims	3.2	3.8	3.4	3.6
Communications and utilities	0.8	0.5	0.8	0.6
Depreciation	13.6	6.8	11.7	6.7
Other operating expenses	2.4	2.6	2.7	2.7
Gain on disposal of property and equipment	(7.3)	(1.7)	(4.1)	(0.7)
Total operating expenses	80.2%	83.2%	81.7%	85.7%
Operating income	19.8%	16.8%	18.3%	14.3%
Interest income	0.4	1.1	0.6	1.5
Income before income taxes	20.2%	18.0%	18.8%	15.8%
Federal and state income taxes	7.4	7.0	5.4	5.3
Net income	12.8%	11.0%	13.4%	10.5%

The following is a discussion of the results of operations of the three and nine month period ended September 30, 2009 compared with the same period in 2008.

Three Months Ended September 2009 and 2008

Operating revenue decreased $56.5 million (33.3%), to $113.4 million in the third quarter of 2009 from $169.9 million in the third quarter of 2008.  The decrease in revenue resulted from a decrease in fuel surcharge revenue of $26.0 million to $14.4 million, further reduced by a decrease in line haul revenue of approximately $30.5 million. The decrease in fuel surcharge revenue was a direct result of a decrease in average fuel costs and a reduction in fleet miles during the period as further explained below.  Fuel surcharge revenue was $40.4 million in the third quarter of 2008.  The decrease in line haul revenue was directly attributable to a reduction in fleet miles, $26.3 million, as a direct result of an overall decline in market demand for freight, further reduced by line haul rates and other line haul related revenues, $4.2 million.

Salaries, wages, and benefits decreased $9.7 million (18.9%), to $41.8 million in the third quarter of 2009 from $51.5 million in the third quarter of 2008.  The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages of $8.0 million due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight.  Other net compensation decline of $1.7 million was mainly due to lower benefits and related payroll taxes due to lower overall wages as well as a decrease in workers compensation due to a reduction in the number and severity of claims.  The mix of the number of employee drivers to independent contractors remained unchanged at a mix of 96% company drivers and 4% independent contractors during the quarters ended September 30, 2009 and 2008.

Rent and purchased transportation decreased $1.9 million (40.4%), to $2.8 million in the third quarter of 2009 from $4.7 million in the third quarter of 2008.  Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company’s fuel stability program.  The decrease reflects the decrease in miles driven by independent contractors ($0.8 million) and a decrease of amounts paid under the Company’s fuel stability program ($1.1 million) due to decreases in fuel prices.  Other equipment rental expenses did not change significantly.

Fuel decreased $31.9 million (54.6%), to $26.5 million for the three months ended September 30, 2009 from $58.4 million for the same period of 2008. The decrease is the result of decreased fuel prices, decreased miles driven, and an increase in fuel economy as result of newer tractor fleet as well as the Company’s idle time reduction initiatives.  The Company’s fuel cost per mile per company-owned tractor mile decreased 42.7% in the third quarter of 2009 compared to 2008. Fuel cost per mile, net of fuel surcharge, decreased 35.6% in the third quarter of 2009 compared to 2008.  Lower fuel volumes driven by less miles and idle time reduction initiatives lowered the fuel expense by $12.2 million in the quarter.  The Company’s third quarter fuel cost per gallon, $2.37 per gallon, decreased by 41.1% in 2009 compared to the same period of 2008, $4.03 per gallon.

Insurance and claims decreased $2.7 million (42.2%), to $3.7 million in the third quarter of 2009 from $6.4 million in the third quarter of 2008 due directly to a decrease in the number of occurrences and severity of larger claims.

Depreciation increased $4.0 million (34.8%), to $15.5 million during the third quarter of 2009 from $11.5 million in the third quarter of 2008.  The increase is mainly attributable to an increase in tractor purchases during the third and fourth quarters of 2008 and the nine months ended September 30, 2009 as part of the Company’s current fleet upgrade program.  As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $1.0 million during the quarter ended September 30, 2009 compared to the same period of 2008.  During the second half of 2008 and the first nine months of 2009 the Company has placed in service 1,626 new tractors which have a higher base cost than previous tractors purchased and are in the first year of depreciation.  The fleet upgrade program is expected to be completed in the fourth quarter with an additional 449 tractors.  Tractor depreciation increased $4.1 million to $12.3 million in the quarter ended September 30, 2009 from $8.2 million in the quarter ended September 30, 2008.  The increase in tractor depreciation was offset by a decrease of $0.3 million in trailer depreciation for the three months ended September 30, 2009 compared to the same period of 2008.  The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value of the respective trailers.  There were not any significant changes in other depreciation.

Other operating expenses decreased $1.8 million (40.0%), to $2.7 million in the third quarter of 2009 from $4.5 million in the third quarter of 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs which have decreased mainly due to lower load counts, driver miles and less driver recruiting.

The Company recorded a gain on the disposal of property and equipment of $8.3 million during the third quarter of 2009 as compared to $2.9 million in the third quarter of 2008.  Gains in both periods were directly attributable to tractors being traded as part of the Company’s current fleet upgrade program.

Interest income decreased $1.4 million (73.7%) in the third quarter of 2009 compared to the 2008 period.  The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008 and continued into 2009 as well as lower average balances of cash and investments due to uses of cash for investing and finance purposes.

The Company’s effective tax rate was 36.6% and 38.7%, respectively, in the three months ended September 30, 2009 and 2008.  The decrease in the effective tax rate for the three month period ending September 30, 2009 is primarily attributable to lower amounts of interest related to tax contingencies reserves on less taxable income during the current year compared to the same period of 2008.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 80.2% during the third quarter of 2009 compared with 83.2% during the third quarter of 2008.  Net income decreased $4.2 million (22.5%), to $14.5 million during the third quarter of 2009 from $18.7 million during the third quarter of 2008.

Nine Months Ended September 2009 and 2008

Operating revenue decreased $138.3 million (28.6%), to $345.3 million in the nine months ending September 30, 2009 from $483.6 million in the 2008 period.  The decrease in revenue resulted from a decrease in fuel surcharge revenue of $68.8 million to $37.8 million, further reduced by a decrease in line haul revenue of approximately $69.5 million. The decrease in fuel surcharge revenue was a direct result of a decrease in average fuel costs and a reduction in fleet miles during the period as further explained below.  Fuel surcharge revenue was $106.6 million for the nine months ended September 30, 2008.  The decrease in line haul revenue was directly attributable to a reduction in fleet miles, $62.4 million, as a direct result of an overall decline in market demand for freight, further reduced by line haul rates and other line haul related revenues, $7.1 million.

Salaries, wages, and benefits decreased $19.8 million (13.3%), to $128.8 million in the nine months ended September 30, 2009 from $148.6 million in the 2008 period.  The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages, $18.2 million, due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight.  Other net compensation decreased $1.6 million due mainly to reduced payroll taxes and benefits related to lower payroll.  The mix of the number of employee drivers to independent contractors remained unchanged at a mix of 96% company drivers and 4% independent contractors during the periods ended September 30, 2009 and 2008.

Rent and purchased transportation decreased $6.5 million (43.3%), to $8.5 million in the first nine months of 2009 from $15.0 million in the compared period of 2008.  Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company’s fuel stability program.  The decrease reflects the decrease in miles driven by independent contractors ($2.6 million) and a decrease of amounts paid under the Company’s fuel stability program ($3.2 million) due to decreases in fuel prices.   Other equipment rental expenses decreased $0.7 million.

Fuel decreased $93.3 million (55.1%), to $76.1 million for the nine months ended September 30, 2009 from $169.4 million for the same period of 2008. The decrease is the net result of decreased fuel prices ($65.3 million) and a decrease in miles driven and idle reduction initiatives ($28.0 million).  The Company’s fuel cost per company-owned tractor mile decreased 46.2% in first nine months of 2009 compared to the same period of 2008. Fuel cost per mile, net of fuel surcharge, decreased 41.2% in the first nine months of 2009 compared to the same period of 2008.  The company’s fuel cost per gallon for the first nine months of 2009, $2.14 per gallon, decreased by 44.6% in 2009 compared to the same period of 2008, $3.86 per gallon.   Fuel expense during the nine months ended September 30, 2009 was net of the benefit of the Company’s fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts.

Insurance and claims decreased $5.4 million (31.4%), to $11.8 million in the third quarter of 2009 from $17.2 million in the third quarter of 2008 due to a decrease in the number of occurrences and severity of larger claims.

Depreciation increased $7.8 million (23.9%), to $40.4 million during the nine months ended September 30, 2009 from $32.6 million in the nine months ended September 30, 2008.  The increase is mainly attributable to an increase in tractor purchases during the third and fourth quarters of 2008 and the nine months ended September 30, 2009 as part of the Company’s current fleet upgrade program.  As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $1.3 million during the nine months ended September 30, 2009 compared to the same period of 2008.  During the second half of 2008 and the first nine months of 2009 the Company has placed in service 1,626 new tractors which have a higher base cost than previous tractors purchased and are in the first year of depreciation.  Tractor depreciation increased $8.2 million to $30.5 million in the nine months ended September 30, 2009 from $22.3 million in the same period of 2008.  The increase in tractor depreciation was offset by a decrease of $0.6 million in trailer depreciation for nine months ended September 30, 2009 compared to the same period of 2008.  The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value of the respective trailers.  All other depreciation increased $0.2 million.

Other operating expenses decreased $3.6 million (27.9%), to $9.3 million during the nine months ended September 30, 2009 from $12.9 million in the same period of 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs which have decreased mainly due to lower load counts, driver miles and less driver recruiting.

Gain on the disposal of property and equipment increased $10.7 million, to $14.2 million during the nine months ended September 30, 2009 from $3.5 million in the same period of 2008.  The gain increase is mainly attributable to an increase in the number of tractors traded or sold during the 2009 period compared to the 2008 period.

Interest income decreased $5.1 million (72.9%), to $1.9 million in the nine months ended September 30, 2009 from $7.0 million in the same period of 2008.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008, and continued into 2009 as well as lower average balances of cash and investments due to uses of cash for investing and finance purposes.

The Company’s effective tax rate was 28.9% and 33.7% for the nine months ended September 30, 2009.  The decrease in the effective tax rate for the nine month period ended September 30, 2009 is primarily attributable to an increased favorable income tax expense adjustment during the nine months ended September 30, 2009 compared to the same period of 2008 as a result of the application of the authoritative guidance on income tax contingency reserves, on less taxable income during the current year compared to the same period of 2008.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 81.7% during the first nine months of 2009 compared with 85.7% during the first nine months of 2008.  Net income decreased $4.3 million to $46.3 million during the first nine months of 2009 from $50.6 million during the compared 2008 period.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and the nine months ended September 30, 2009 with the purchase of 1,626 new tractors and 400 new trailers that were acquired during the third and fourth quarters of 2008 and the first nine months of 2009.  The Company expects to purchase more tractors during the fourth quarter of 2009 to complete the current tractor upgrade campaign of 1,600 new tractor deliveries during 2009.  As of September 30, 2009 the Company had approximately $30.0 million of this net commitment remaining of which the Company had approximately $6.9 million of equipment purchases recorded in accounts payable and accrued liabilities.  Upon the completion of the current fleet upgrade program the average age of the Company’s tractor fleet is expected to be less than 1.4 years.  The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses.  The Company’s primary source of liquidity for the nine months ended September 30, 2009, was net cash provided by operating activities of $71.6 million compared to $81.8 million in 2008.  This was primarily a result of net income (excluding non-cash depreciation, deferred tax, and gains on disposal of equipment) being approximately $3.9 million higher in 2009 compared to 2008 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $14.2 million.  The net decrease in cash provided by operating assets and liabilities for the first nine months of 2009 compared to the same period of 2008 which was mainly attributable to timing of trade accounts payable and accrued expense items (accrued wages and insurance reserves), and income tax accrual reductions.  The reductions in accrued income taxes were mainly due to uncertain tax position accrual changes and certain net income taxes paid during the first nine months of 2009.  Cash flow from operating activities was 20.7% of operating revenues in 2009 compared with 16.9% in 2008.

Cash flows used for investing purposes increased $32.3 for the nine month period ended September 30, 2009 compared to the same period of 2008.  The increase of investing cash outflows was mainly the net result of capital expenditure increases of $46.3 million offset by a change of $16.2 inflows of partial ARS calls.  The additional change was related to a decrease in proceeds from sale of equipment and changes in other assets of approximately $2.2 million.  Capital expenditures for property and equipment, net of trade-ins, totaled $50.7 million for the nine months ended September 30, 2009 compared to $4.4 million during the same period of 2008 due to the Company’s fleet upgrade program that began in the third quarter of 2008 and has continued throughout the nine months ended September 30, 2009.   The Company received $13.5 million in cash during the nine month period ended September 30, 2009 related to partial calls of ARS compared to $3.1 million net investment in ARS’s during the nine months ended September 30, 2008 primarily due to ARS investments prior to auction failures in February 2008.   The Company received an additional $9.0 million from ARS partial calls subsequent to September 30, 2009.

The Company paid $3.6 million in dividends during the first nine months of 2009 compared to cash dividends of $5.8 million paid in nine month period ended September 30, 2008.  The dividend declared in the fourth quarter 2008 was paid in the fourth quarter of 2008 where as the dividend declared in the fourth quarter of 2007 was paid in the first quarter of 2008.   The Company declared a $1.8 million cash dividend in September 2009, included in accounts payable and accrued liabilities at September 30, 2009, which was paid on October 2, 2009.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s Common Stock in open market or negotiated transactions using available cash and cash equivalents.  The authorization to repurchase remains open at September 30, 2009 and has no expiration date. During the nine months ended September 30, 2009, approximately 3.5 million shares of the Company’s common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were approximately 0.8 million shares repurchased for $10.6 million at approximately $13.40 per share during the nine month period ended September 30, 2008.  At September 30, 2009, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. Future purchases are dependent upon market conditions.

The Company paid income taxes, net, of $17.2 million in 2009 which was $12.4 million lower than income taxes paid during the same period in 2008 of $29.6 million.   The decrease is mainly driven by lower estimated federal

income tax payments based on expected taxable income for the year ending December 31, 2009 and related lower estimated state income taxes.

Management believes the Company has adequate liquidity to meet its current and projected needs.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments.  The Company’s balance sheet remains debt free.   The Company ended the quarter with $202.9 million in cash, cash equivalents and investments a decrease of $25.1 million from December 31, 2008.  This decrease was mainly driven by stock repurchases and purchases of equipment totaling $96.1 million, net of cash flows provided by operating activities.

The Company’s investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale.  As of September 30, 2009 and December 31, 2008, all of the Company’s long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 5 to 38 years as of September 30, 2009.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government.  The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities.  As of September 30, 2009, approximately 95% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies.  The remaining 5% are rated as investment grade by recognized rating agencies.

As of September 30, 2009, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $41.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $9.0 million received in October 2009 which has been classified as short-term investments as of September 30, 2009.  Investment income received is generally exempt from federal income taxes and is accrued as earned.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of September 30, 2009 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the September 30, 2009 measurement date could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of September 30, 2009 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company’s financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates (range of 1.4%-6.8%) consistent with instruments of similar quality and duration adjusted for a higher required yield due to lack of liquidity in the market.  Calculated fair values have generally increased throughout 2009 based on tightening of credit spreads offset by reductions in expected coupon rates of return over the remaining estimated life of the underlying debt.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company’s cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate  securities is occurring in secondary markets, which were considered in the Company’s fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  As a result of the fair value measurements, the Company increased the fair value of investments by approximately $3.3 million with an offsetting decrease to unrealized loss on investments, during the period ended September 30, 2009.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the statement of income.  There were not any realized gains or losses related to these investments for the three month period or nine month period ended September 30, 2009.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. Approximately 97% (based on par value) of our auction rate security investments were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    The Company cannot currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintains the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company also acquired an asset, a put option, which is valued as a stand alone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the period ended September 30, 2009.  The value of these securities was reclassified to short-term investments per the consolidated balance sheet as of September 30, 2009 as the Company may exercise the call provision beginning in July 2010.

The Company has evaluated the unrealized loss on securities other than securities covered by the settlement agreement discussed above to determine whether this decline is other than temporary.  Management has concluded the decline in fair value to be temporary based on the following considerations:

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.
•
Since auction failures began in February 2008, the Company has received approximately $41.0 million as the result of partial calls by issuers, including $9.0 million received in October 2009.  The Company received par value for the amount of these calls plus accrued interest.

•
Based on the Company’s financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold 95% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

•
The Company is aware of recent increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall negative economic conditions.  As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.  As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.

•
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

•
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

Net working capital for the nine months ended September 30, 2009 decreased by $0.6 million over December 31, 2008 largely due to a decrease in cash and cash equivalents driven by share repurchases, cash paid for equipment purchases, less cash received from partial calls of ARS investments and increases in income tax receivable.  Based on the Company’s strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

The Company’s liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2008, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

•	Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.
•	Our growth may not continue at historic rates.
•	Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.
•	If fuel prices increase significantly, our results of operations could be adversely affected.
•	Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.
•	We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.
•	We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.
•	Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.
•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.
•	If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.
•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.
•
If the estimated fair value of auction rate securities continues to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an other-than-temporary impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings.

•	Seasonality and the impact of weather affect our operations profitability.
•	Ongoing insurance and claims expenses could significantly reduce our earnings.
•	We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of September 30, 2009, ($166.6 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.7 million.

The Company has no debt outstanding as of September 30, 2009 and, therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly.  Based on the Company’s historical experience, the Company is not able to pass through to customers 100% of fuel price increases.  For the quarter ended September, 2009 and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $12.6 million and $19.6 million or 14.8% and 18.6%, respectively, of the Company’s total net operating expenses, net of fuel surcharge.  For the nine months ended September 30, 2009 and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $39.6 million and $67.4 million or 15.2% and 21.3%, respectively, of the Company’s total net operating expenses, net of fuel surcharge.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations. In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel to reduce its exposure to diesel fuel price fluctuations.   During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases for the quarter ended June 30, 2009.  The hedge of forecasted future cash flow was transacted through the use of certain swap contracts.  The Company implemented the authoritative guidance on derivatives and hedging, and designated such hedges as cash flow hedges.   The cash flow hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time, which is not recoverable through fuel surcharge agreements.  The contracted hedge expired on June 30,

2009 and favorably impacted fuel expense $0.6 million for the quarter ended June 30, 2009 and the nine months ended September 30, 2009.  There were no open hedging contracts as of June 30, 2009 that was settled during the quarter ended September 30, 2009.  There were no open hedging contracts as of September 30, 2009.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business.  These proceedings primarily involve claims for personal injury, property damage, and workers’ compensation incurred in connections with the transportation of freight.  The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

Item 2.   Changes in Securities
None

Item 3.   Defaults upon Senior Securities
None

Item 4.   Submission of Matters to a Vote of Security Holders
None

Item 5.   Other Information
None

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibit
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	Report on Form 8-K, dated July 15, 2009, announcing the Company’s financial results for the quarter ended June 30, 2009.
2.	Report on Form 8-K, dated September 14, 2009, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
HEARTLAND EXPRESS, INC.

Date: November 6, 2009                                                                      BY: /S/ John P Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
 (Principal accounting and financial officer)