Form 10-K
HEARTLAND EXPRESS INC
filed 2010-02-24
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 0-15087

HEARTLAND EXPRESS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	93-0926999
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

901 North Kansas Avenue, North Liberty, Iowa	52317
(Address of Principal Executive Offices)	(Zip Code)
319-626-3600
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to section 12(b) of the Act:	None

Securities Registered Pursuant to section 12(g) of the Act:	Common stock, $0.01 par value
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
Yes [   ]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

            Large accelerated filer [X]                       Accelerated filer   [   ]                    Non-accelerated filer   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]   NO [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $742 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and no other persons, are affiliates.  As of February 24, 2010 there were 90,688,621 shares of the Company’s common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 6, 2010 are incorporated by reference in Part III of this report.

PART I

Item 1.                                Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

References in this Annual Report to “we,” “us,” “our,” “Heartland,” or the “Company” or similar terms refer to Heartland Express, Inc. and its subsidiaries.

General

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating regional terminal locations in eleven states outside of Iowa.  The Company provides regional dry van truckload services from its eleven regional operating centers plus its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  In the second quarter of 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the purchase of a terminal location near Dallas, Texas during the third quarter of 2008.  The terminal location near Dallas, Texas opened in January 2009.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-three years from 1986 to 2009, Heartland has grown to $459.5 million in revenue from $21.6 million and net income has increased to $56.9 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company’s operating regions.  More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Income" that is included in this report.

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

Operations

Heartland’s operations department focuses on the successful execution of customer expectations and providing consistent opportunity for the fleet of employee drivers and independent contractors, while maximizing equipment utilization.  These objectives require a combined effort of marketing, regional operations managers, and fleet management.

The Company’s operations department is responsible for maintaining the continuity between the customer’s needs and Heartland’s ability to meet those needs by communicating customer’s expectations to the fleet management group.  They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas.  They assign orders to drivers based on well-defined criteria, such as driver safety and United States

Department of Transportation (the "DOT") compliance, customer needs and service requirements, on-time service, equipment utilization, driver time at home, operational efficiency, and equipment maintenance needs.

Fleet management employees are responsible for driver management and development.  Additionally, they maximize the capacity that is available to the organization to meet the service needs of the Company’s customers.  Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

Serving the short-to-medium haul market (513 miles average length of haul in 2009) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

Heartland operates nine specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Chester, Virginia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Phoenix, Arizona and Seagoville, Texas (opened in January 2009) in addition to operations at our corporate headquarters.  The Company operates maintenance facilities at all regional distribution operating centers along with shop only locations in Fort Smith, Arkansas and O’Fallon, Missouri.  These short-haul operations concentrate on freight movements generally within a 500-mile radius of the regional terminals and are designed to meet the needs of significant customers in those regions.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling.  Management believes Heartland’s reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.  As a testament to the Company’s premium service, the Company received eighteen customer service awards in addition to receiving the dry van Quest for Quality award from Logistics Management Magazine during 2009.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company’s focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in the Company’s primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company’s 25, 10, and 5 largest customers accounted for 71.6%, 53.6%, and 39.5% of gross revenue, respectively, in 2009. The Company’s primary customers include retailers and manufacturers. The distribution of customers is not significantly different from the previous year.  Two customers accounted for approximately 23.9% of revenue in 2009.  No other customer accounted for as much as ten percent of revenue.  One customer accounted for 12% of revenue in 2008 with no other customers accounting for as much as ten percent of revenue.

Seasonality

The nature of the Company’s primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs, and retail goods) causes it to be distributed with relative uniformity throughout the year.  However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries. In addition, the Company’s operating expenses historically have been higher during the winter months due to increased operating costs and higher fuel consumption in colder weather.

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives.  As of December 31, 2009, Heartland employed 2,781 people compared to 3,279 people as of December 31, 2008. The decrease was directly attributable to freight demand throughout 2009.  The Company also contracted with independent contractors to provide and operate tractors.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2009 owner operators accounted for approximately 4% of the Company’s total miles.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers; (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving.  Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes.  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

Heartland is not a party to a collective bargaining agreement.  Management believes that the Company has good relationships with its employees.

Revenue Equipment

Heartland’s management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers.  All tractors are equipped with satellite-based mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers.  A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company’s maintenance program.   In the second half of 2008, the Company began a partial tractor fleet upgrade with trucks manufactured by Navistar International Corporation. The Company completed this upgrade campaign during the fourth quarter of 2009.  This fleet upgrade campaign included the purchase of 2,175 new International Pro Star tractors.  We have seen positive results through advanced aerodynamics, speed management, and idle controls.  In addition, during 2008 the Company acquired 400 new Wabash National Corporation trailers.  At December 31, 2009, primarily all the Company’s tractors are manufactured by Navistar International Corporation.  Primarily all of the Company’s trailers are manufactured by Wabash National Corporation.  The average age of our tractor and trailer fleet was 1.4 years and 5.6 years, respectively, at December 31, 2009.  The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns.  In addition, the Company’s preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced.  Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Owner operator tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These requirements have been implemented in multiple phases starting in 2002 and require progressively more restrictive emission requirements through 2010.  Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more restrictive engine emission requirements.  Compliance with the new emission standards have resulted in a significant increase in the cost of new tractors, initial lower fuel efficiency, and higher maintenance costs.  Prior to the new engine emission requirements that became effective January 1, 2007, the Company completed a fleet upgrade of tractors with pre-January 2007 engine requirements.  The Company did not purchase a significant amount of tractors during 2007 and during 2008 began a fleet upgrade as discussed above.  As of December 31, 2009, 73% of the Company’s tractor fleet was models with January 2007 engine requirements compared to 19% of the Company’s tractor fleet as of December 31, 2008.  The Company has experienced an approximately 20% increase in the price of tractors with January 2007 engine technology compared to tractors with engine technology before the January 2007 requirements.  Beginning in 2010 a new set of more restrictive engine emission requirements will become effective which we expect to increase the cost of tractor equipment with 2010 engine technology by approximately 20% beyond the purchase price of tractor models acquired in 2008 and 2009 with pre 2010 engine technology.  The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company’s results of operations.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts.  In addition, bulk fuel sites are maintained at twelve Company owned locations which includes the nine regional operating centers, the Company’s corporate headquarters, plus two service terminal locations in order to take advantage of volume pricing.  Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases.  For the years ended December 31, 2009, 2008, and 2007, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $52.7 million, $79.4 million, and $81.9 million or 16.0%, 19.7% and 20.5%, respectively, of the Company’s total operating expenses, net of fuel surcharge.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  During 2008 fuel prices rose rapidly during the first half of the year and declined rapidly over the second half of the year negating the volatile fluctuation in fuel prices during the year.  At the peak of the fuel prices in July 2008, fuel expense, net of fuel surcharge revenue, rose to approximately 23% of the Company’s total operating expenses, net of fuel surcharge.  Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company’s operating results.

During 2009 the Company contracted with an unrelated third party to hedge cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements.  The hedged cash flows were transacted through the use of certain swap investments.  In accordance with the authoritative accounting guidance, the Company designated such hedges as cash flow hedges.   The hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which was not recoverable through fuel surcharge agreements.  There were no outstanding hedging contracts for fuel as of December 31, 2009 and management does not currently expect to enter into any new hedging contracts for fuel.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, and equipment availability. As the general economic conditions and credit market conditions deteriorated throughout 2008 and continued throughout 2009, the industry became extremely competitive based on freight rates mainly due to excess capacity compared to current freight volumes.  We saw freight volumes generally deteriorate during 2009 and do not expect freight volumes to improve in the near term.  The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. In addition, there is a strong competition within the industry for hiring of drivers and independent contractors.

Safety and Risk Management

We are committed to promoting and maintaining a safe operation. Our safety program is designed to minimize accidents and to conduct our business within governmental safety regulations.  The Company strives to hire only safe and experienced drivers. We communicate safety issues with drivers on a regular basis and emphasize safety through equipment specifications and regularly scheduled maintenance intervals.  Our drivers are compensated and recognized for the achievement of a safe driving record.

The primary risks associated with our business include cargo loss and physical damage, personal injury, property damage, and workers’ compensation claims. The Company self-insures a portion of the exposure related to all of the aforementioned risks. Insurance coverage, including self-insurance retention levels, is evaluated on an annual basis. The Company actively participates in the settlement of each claim incurred.

The Company self-insures auto liability (personal injury and property damage) claims up to $2.0 million per occurrence.  Liabilities in excess of these amounts are covered by insurance up to $55.0 million in aggregate for the coverage period.  The Company retains any liability in excess of $55.0 million. Catastrophic physical damage coverage is carried to protect against natural disasters. The Company self-insures workers’ compensation claims up to $1.0 million per occurrence.  All workers' compensation liabilities in excess of $1.0 million are covered by insurance.  In addition, primary and excess coverage is maintained for employee medical and hospitalization expenses.

Regulation

The Company is a common and contract motor carrier regulated by the DOT and various state and local agencies.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company’s contracts with customers require a satisfactory rating.  Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule, and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on drivers’ hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.

Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modification to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  The FMCSA currently expects to issue a new Notice of Proposed Rulemaking in 2010 and a new rule is required by law to be issued by 2012.

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

During 2009, the FMCSA introduced Comprehensive Safety Analysis 2010, (“CSA 2010”), which sets new evaluation standards on the safety performance of motor carriers and drivers.  CSA 2010 is a new methodology that enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA 2010 is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA 2010, the FMCSA along with its state partners will include a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information will be accumulated to assess the safety performance of both carriers and drivers.  The CSA implementation date is set for July 1, 2010 and enforcement will begin in late 2010.  The Company is currently preparing for CSA 2010 through evaluation of existing programs and emphasized training on CSA 2010 and how it will affect the Company as well as its drivers and potential drivers.

The Company’s operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies. These laws and regulations include the management of underground fuel storage tanks, the transportation of hazardous materials, the discharge of pollutants into the air and surface and underground waters, and the disposal of hazardous waste.  The Company transports an insignificant number of hazardous material shipments. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company’s capital expenditures, earnings and competitive position.  In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Available Information

The Company files its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, Definitive Proxy Statements and periodic Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC").  The public may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov and through a hyperlink on the Company’s Internet website, at http://www.heartlandexpress.com.  Information on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers’ business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We are subject to factors within the capital markets that may affect our short-term liquidity.  All of our long-term investments as of December 31, 2009 were in tax free; auction rate student loan educational bonds primarily backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 38 years as of December 31, 2009.  At the reset date we historically had the option to roll the investments and reset the interest rate or sell the investments in an auction.  We historically received the par value of the investment plus accrued interest on reset date if the underlying investment was sold.  Primarily all long term investments held by us (96% of par value) have AAA (or equivalent) ratings from recognized rating agencies.  We only hold senior positions of underlying securities.  We have not invested in asset backed securities and do not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders.  When we elect to participate in an auction and therefore sell investments, there is no guarantee that a willing buyer will purchase the security resulting in us receiving cash upon the election to sell.  During the quarter ended March 31, 2008 we began experiencing failures in the auction process of auction rate securities that have continued through December 31, 2009.  The result is a lack of liquidity in these investments.

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

If we are unable to retain our current customers at our current freight rates, our results of operations could be adversely affected.

We operate in a highly competitive and fragmented industry with thousands of carriers of varying sizes.  Because of general economic conditions and continued over capacity within our industry, the industry has become even more competitive based on freight rates throughout 2008 and 2009.  The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of our customers.  Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates.  Should our customer base not see a difference in the services the Company provides and is no longer willing to pay freight rates we expect to receive for the service we provide we may be forced to lower our rates to retain customers or lose customers, which could adversely affect our results of operations if we are unable to replace customers lost with new customers.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. More restrictive EPA emissions standards that began in 2002 with additional new requirements implemented in 2007 have required vendors to introduce new engines.  Additional EPA mandated emission standards became effective for newly manufactured trucks beginning in January 2010.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2009, approximately 73% of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007.  Tractors that meet the 2007 standards have been more expensive than non-compliant tractors, and 2010 compliant tractors will be more expensive than the 2007 compliant tractors.  Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment as it did during 2008 and 2009, the general market value of used revenue equipment decreases.  Should this current condition continue, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may cause the price of fuel to increase.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of increases in fuel prices from customers through fuel surcharges, and during 2009, in an attempt to further manage our exposure to changes in fuel prices, we used derivative instruments designated as cash flow hedges.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  Therefore, fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future.  To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements our results of operations may be adversely affected.

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

Our operations are regulated and licensed by various government agencies, including the DOT.  The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule, and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on drivers’ hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.

Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modification to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA has proposed a rule that may require companies with a history of serious hours-of-service violations to install electronic on-board recorders (EOBR) in all of their commercial vehicles.  This installation would be for a minimum of two years.  On January 30, 2008, we completed a full FMCSA compliance review which found no evidence of any serious violations thereby maintaining its Satisfactory Safety Rating.  During 2008, the DOT issued a rule that now includes tractor onboard position history as part of supporting documentation in DOT audits and inquiries. Further, the new rule requires that we maintain six months of tractor onboard position history.  The FMCSA is currently studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed.  We are unable to predict the effects, if any; such proposed rules may have on us.

During 2009, the FMCSA introduced CSA 2010, which sets new evaluation standards on the safety performance of motor carriers and drivers.  CSA 2010 is a new methodology that enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA 2010 is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA 2010, the FMCSA along with its state partners will include a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information will be accumulated to assess the safety performance of both carriers and drivers.  The CSA implementation date is set for July 1, 2010 and enforcement will begin in late 2010.  The Company is currently preparing for CSA 2010 through evaluation of existing programs and emphasized training on CSA 2010 and how it will affect the Company as well as its drivers and potential drivers.  CSA 2010 may affect the availability of drivers that meet our hiring standards and may limit our growth if we are unable to find qualified drivers that meet our safety standards.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

In general, the increasing burden of regulation raises our costs and lowers our efficiency.  Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the EPA and the Department of Homeland Security (the “DHS”), also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher prices, could adversely affect our results of operations.

Federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the “TSA”) of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 and January 2010 which are discussed above under "Risk Factors – Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows."  Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

A significant portion of our revenue is generated from several major customers.  For the year ended December 31, 2009, our top 25 customers, based on revenue, accounted for approximately 71.6% of our gross revenue. This was not significantly different than the previous year.  Two customers accounted for approximately 23.9% of revenue in 2009.  No other customer accounted for as much as ten percent of revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If the estimated fair value of auction rate securities continue to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings.

As of December 31, 2009, all of our auction rate securities were associated with unsuccessful auctions.  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default interest rate.  Until a subsequent auction is successful or the underlying security is called by the issuer, we will be unable to sell these securities.  Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2009, we have classified these investments as long-term investments.   In addition, we recorded an adjustment to fair value to reflect the lack of liquidity in these securities through an adjustment to other comprehensive loss.  Since auction failures began and continuing through December 31, 2009, there were no instances of delinquencies or non-payment of applicable interest from the issuers.  Financial institutions which we originally bought auction rate securities from and whom current auction rate securities are held with, are parties to various settlement agreements with certain regulatory authorities.  The settlement agreements provide, among other things, that the financial institutions must use their best efforts to provide liquidity solutions for auction rate securities including facilitating issuer redemptions, restructurings, and other reasonable means. We have no assurance, however, that we will be able to sell these investments and cannot predict whether future auctions related to our auction rate securities will be successful.  Should we have liquidity requirements before these financial institutions provide liquidity to auction rate securities, we may be required to discount these securities in order to liquidate them.  Based on our current financial position, we do not believe that we will have to sell these securities at a discount, however, if our financial condition changes and we were able to sell them at a discount, it could have a materially adverse effect on our financial results.

Under current U.S. generally accepted accounting principles (“GAAP”) for valuing investments reported as available-for-sale, we must value those assets at the prices that would be received to sell an asset  in an orderly transaction between market participants at the measurement date.  The estimated fair value of the underlying investments as of December 31, 2008 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets.  As a result of the fair value measurements, we recognized an unrealized loss and reduction to investments, of $8.6 million during the year ended December 31, 2008.  The estimated fair value of the underlying investments remained below amortized costs of the investments throughout 2009.  A $3.3 million reduction to the unrealized loss was recognized during 2009 due to improved market conditions and the call of some auction rate securities at par value plus accrued interest.  We have evaluated the unrealized losses to determine whether this decline is other than temporary.  We have concluded the decline in fair value to be temporary and as such have recorded the reduction in investment value as a reduction to stockholders equity.  We have the intent and ability to hold these investments until recovery and they continue to maintain an average rating of AAA from nationally recognized rating agencies, therefore there was not any other than temporary impairment recorded in the consolidated statement of income on these investments during the years ended December 31, 2009 and 2008.   We will continue to monitor these investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.  Should estimated fair value continue to remain below cost or the fair value decrease significantly due to credit related issues, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income.  Such impairment could have a materially adverse effect on our financial results.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities.

We maintain insurance with licensed insurance carriers for the amounts in excess of our self-insured portion.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to the Company currently and for past claim years have encountered financial issues.  We do not currently believe the financial issues faced by our insurance companies will affect our current or prior insurance coverage or our ability to obtain similar insurance in the future.  Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. During 2009 we increased our retention limits for auto liability coverage from $1 million per occurrence to $2 million per occurrence to partially offset increased insurance costs.   If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, or we experience a claim that is covered and our insurance company fails to perform, results of our operations and financial condition could be materially and adversely affected.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Heartland’s headquarters are located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80.  This represents a centralized location along the Cedar Rapids/Iowa City business corridor.

The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Ft. Smith, Arkansas	No	Yes	Yes	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Phoenix, Arizona (2)	Yes	Yes	Yes	Owned
Seagoville, Texas (3)	Yes	Yes	Yes	Owned

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

ITEM 3.                      LEGAL PROCEEDINGS

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury, property damage, cargo, and workers’ compensation incurred in connection with the transportation of freight.  The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company’s common stock as reported by the NASDAQ Global Select Market and the Company’s dividends declared per common share from January 1, 2008 to December 31, 2009.

			Dividends Declared
Period	High	Low	per Common Share
Calendar Year 2009
1st Quarter	$16.20	$11.89	$0.020
2nd Quarter	16.96	14.00	0.020
3rd Quarter	15.84	13.70	0.020
4th Quarter	15.80	13.21	0.020
Calendar Year 2008
1st Quarter	$16.48	$12.89	$0.020
2nd Quarter	16.40	13.80	0.020
3rd Quarter	20.00	14.18	0.020
4th Quarter	16.52	12.25	0.020

On February 23, 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $15.18 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 19, 2010, the Company had 187 stockholders of record of its common stock.  However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past twenty-six consecutive quarters.  During 2009, the Company declared quarterly dividends as detailed below.

2009 Period
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 9, 2009	June 8, 2009	September 10, 2009	November 30, 2009
Record date	March 20, 2009	June 19, 2009	September 21, 2009	December 11, 2009
Payment date	April 2, 2009	July 2, 2009	October 2, 2009	December 22, 2009
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares	$1.8 million	$1.8 million	$1.8 million	$1.8 million

The Company does not currently intend to discontinue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  During 2009, 2008, and 2007, 3.5 million, 2.7 million, and 1.3 million shares were repurchased in the open market and retired for $45.4 million, $36.4 million and $19.4 million, respectively, or $12.81, $13.38, and $14.88 per share.  The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $45.3 million, $36.4 million, and $19.4 million during the years ended December 31, 2009, 2008, and 2007 was charged to retained earnings.    The authorization to repurchase remains open at December 31, 2009 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the Board of Director’s approval.

Share Based Compensation

On March 7, 2002, the Company’s chief executive officer transferred 181,500 of his own shares establishing a restricted stock plan on behalf of key employees. The shares vested over a five year period or upon death or disability of the recipient. The shares were valued at the March 7, 2002 market value of approximately $2.0 million. The market value of $2.0 million was amortized over a five year period as compensation expense. Compensation expense of $0.1 million for the year ended December 31, 2007 was recorded in salaries, wages, and benefits on the consolidated statements of income.  Compensation expense was not material for the years ended December 31, 2009 and 2008.  All unvested shares were included in the Company’s outstanding shares as of December 31, 2007 and 2008 and there were no unvested shares as of December 31, 2009.   As of December 31, 2009 there are no securities authorized for issuance under equity compensation plans.

 A summary of the Company’s non-vested restricted stock as of December 31, 2009 and 2008, and changes during the twelve months ended December 31, 2008 and 2007 is presented in the table below.  There was no non-vested stock outstanding at any point during 2009.

		Grant-date
	Shares	Fair Value
Non-vested stock outstanding at January 1, 2007	34,200	$11.00
Granted	-	-
Vested	(34,000)	11.00
Forfeited	-	-
Non-vested stock outstanding at December 31, 2007	200	11.00

Non-vested stock outstanding at January 1, 2008	200	11.00
Granted	-	-
Vested	(200)	11.00
Forfeited	-	-
Non-vested stock outstanding at December 31, 2008	-	$-

The fair value of the shares vested was $0.5 million for the twelve months ended December 31, 2007.  The fair value of the shares vested during the twelve months ended December 31, 2008 was not material.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on share-based payments which addressed the accounting for share-based payment transactions. This guidance required that such transactions be accounted and recognized in the consolidated statement of income based on their fair value. The guidance also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The Company implemented this new authoritative guidance on January 1, 2006.  The unamortized portion of unearned compensation was reclassified to retained earnings upon implementation. The amortization of unearned compensation was recorded as additional paid-in capital effective January 1, 2006 through December 31, 2007.  The implementation of this guidance had no material effect on the Company’s results of operations for the years ended December 31, 2009, 2008, and 2007.

ITEM 6.                      SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes thereto included in  Item 8 of this Form 10-K.

	Year Ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Statements of Income Data:
Operating revenue	$459,539	$625,600	$591,893	$571,919	$523,792
Operating expenses:
Salaries, wages, and benefits	168,716	197,992	196,303	189,179	174,180
Rent and purchased transportation	11,138	18,703	21,421	24,388	29,635
Fuel	104,246	204,708	164,285	146,240	123,558
Operations and maintenance	14,913	15,575	12,314	12,647	14,955
Operating taxes and licenses	9,286	9,317	9,454	9,143	8,968
Insurance and claims	16,629	24,307	18,110	16,621	17,938
Communications and utilities	3,655	3,693	3,857	3,721	3,554
Depreciation (2)	58,730	46,109	48,478	47,351	38,228
Other operating expenses	12,970	16,807	17,380	17,356	16,697
Gain on disposal of property
and equipment (2)	(19,708)	(9,558)	(10,159)	(18,144)	(8,032)
	380,575	527,653	481,443	448,502	419,681
Operating income (2)	78,964	97,947	110,450	123,417	104,111
Interest income	2,338	9,132	10,285	11,732	7,373
Income before income taxes (2)	81,302	107,079	120,735	135,149	111,484
Federal and state income taxes	24,353	37,111	44,565	47,978	39,578
Net income (2)	$56,949	$69,968	$76,170	$87,171	$71,906
Weighted average shares
outstanding (1)	91,131	95,900	97,735	98,359	99,125
Earnings per share (1) (2)	$0.62	$0.73	$0.78	$0.89	$0.73
Dividends declared per share (1)	$0.080	$0.080	$2.080	$0.075	$0.060

Balance Sheet data:
Net working capital (3) (4)	$77,460	$70,065	$182,546	$294,252	$271,263
Total assets (4)	551,163	533,670	526,294	669,070	573,508
Stockholders' equity	367,670	360,039	342,759	495,024	433,252

The Company had no long-term debt during any of the five years presented.

(1)  Year ended December 31, 2005 reflects the four-for-three stock split of May 15, 2006.
(2) Effective July 1, 2005, the Company adopted new authoritative guidance on accounting for exchanges of non-monetary assets.  The prospective application of this guidance after June 30, 2005 resulted in the immediate recognition of gains from the trade-in of revenue equipment rather than reduction in the cost of the new revenue equipment. The recognition of gains from trade-in of revenue equipment is offset over the equipment life by increased depreciation expense. Gains reported for the year ended December 31, 2005 would have increased approximately $8.3 million if the authoritative guidance was adopted on January 1, 2005.  Additionally, effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method.  The change in estimate increased depreciation expense by approximately $2.9 million during the year ended December 31, 2009.
(3)  Reflects the reclassification of auction rate security investments classified as short-term investments as of December 31, 2007 to long-term investments as of December 31, 2008 due to auction failures that began in February 2008 and continued through December 31, 2009.

(4)  The Company maintains insurance accruals to reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and worker’s compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.   During 2009 the Company identified errors related to the classification of current and long-term insurance accruals and the associated deferred tax implications.  As a result, the Company’s historical current assets, current liabilities and long-term liabilities were misstated.   In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the error was immaterial to the prior period (see Note 2 to the financial statements).  Consequently, the Company has revised its historical current and long-term liabilities as of December 31, 2008 to be consistent with the December 31, 2009 presentation.  The change resulted in a decrease of $24 million to current assets and a decrease of $60.2 million to current liabilities from amounts previously reported as of December 31, 2008.  The Company has not adjusted historical net working capital to reflect this change in classification for periods ended December 31, 2007 and prior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company operates eleven regional operating divisions that provide regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters during 2009. The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 72.6% and 73.5% of the 2009 and 2008 operating revenues.  The Company’s newest regional operating center near Dallas, Texas opened in early January 2009.  The Company takes pride in the quality of the service that it provides to its customers.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The industry experienced soft freight demand in 2008, which worsened throughout 2009 creating downward pressures on freight rates and fuel surcharge rates.  The current freight demand experienced by the Company is expected to continue into 2010.  We believe freight volumes have stabilized but are unable at this time to project when the Company would expect freight volumes to improve.   The industry continues to fight excess capacity in the market place, while declining freight volumes continue to place downward pressure on freight rates.  As fuel prices soared to historical highs during 2008, containment of fuel cost became a top priority of management.  The Company continued to address fuel initiative strategies to effectively manage fuel costs during 2009.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over the road fuel, reduction of tractor idle time, controlling out-of-route miles, increased fuel economy of our newer tractors acquired in 2008 and 2009 over previous model tractors, and fuel hedging.  Fuel expense was reduced approximately $100.5 million for 2009 compared to 2008 mainly due to the reduced price of fuel and lower volumes due to lower miles driven, as well as the efforts of the initiatives previously mentioned.  Although the Company experienced fairly stable fuel costs throughout 2009 in comparison to 2008, Company management continues to encourage these initiatives.  At December 31, 2009, the Company’s tractor fleet had an average age of 1.4 years while the trailer fleet had an average age of 5.6 years.  The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout 2009 in comparison to our competitors.  Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential of acquisition opportunities, and the availability of experienced drivers.

The Company ended the year with operating revenues of $459.5 million, including fuel surcharges, net income of $56.9 million, and earnings per share of $0.62 on weighted average outstanding shares of 91.1 million. The Company posted an 82.8% operating ratio (operating expenses as a percentage of operating revenues) and a 12.4% net margin (net income as a percentage of operating revenues). The Company had total assets of $551.2 million at December 31, 2009. The Company achieved a return on assets of 10.3% and a return on equity of 15.7%.  The Company’s cash flow from operations for the year of $101.1 million was 22.0% of operating revenues.  The Company used $52.8 million in net investing cash flows, mainly due to the purchase of new revenue equipment, and $52.6 million in financing activities, which was made up of $45.3 million in stock repurchases and $7.3 million in dividend payments during 2009.  As a result, the Company decreased cash and cash equivalents $4.3 million during the year ended December 31, 2009.  The Company ended the year with cash, cash equivalents, and investments of $200.4 million and a debt-free balance sheet.

The continued decline in the demand for freight services and an overcapacity of trucks in the industry has negatively impacted the operating results of 2009. The soft freight demand has resulted in downward pressures on freight and fuel surcharge rates and has resulted in lower equipment utilization and an average smaller fleet size compared to 2008.  Fuel expense during 2008 was the result of two distinct periods of pricing.  From January 2008 to July 2008, the Company experienced rising fuel prices that reached a peak during early July 2008.  From early July 2008 to December 2008, the Company experienced declining fuel prices.  Fuel prices remained relatively stable throughout 2009.  U.S. average DOE prices for 2009 were $2.46 compared to approximately $3.38 per gallon the first part of January 2008, which rose to approximately $4.73 in early July and fell to approximately $2.29 by the end of 2008. Fuel expense, net of fuel surcharge revenues and fuel stabilization paid to owner operators and favorable fuel hedge settlements, was approximately 16% and 20% of our operating expenses, net of gains on sales of property and equipment for the years ended December 31, 2009 and 2008.  Therefore increases and decreases in fuel prices, continue to have the potential for materially affecting our financial results.

The Company hires only experienced drivers with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation by increasing driver compensation three out of the last six years.

The Company has been recognized as one of the Forbes magazine’s “200 Best Small Companies in America” eighteen times in the past twenty-three years and for the past eight consecutive years as well as being awarded Logistics Management Magazine Quest for Quality Award for the seventh straight year. The Company has paid cash dividends over the past twenty-six consecutive quarters, including a special dividend of $196.5 million in May, 2007. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

	Year Ended December 31,
	2009	2008	2007
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	36.7%	31.6%	33.2%
Rent and purchased transportation	2.4	3.0	3.6
Fuel	22.7	32.7	27.8
Operations and maintenance	3.2	2.5	2.1
Operating taxes and license	2.0	1.5	1.6
Insurance and claims	3.6	3.9	3.1
Communications and utilities	0.8	0.6	0.7
Depreciation	12.8	7.4	8.2
Other operating expenses	2.8	2.7	2.9
Gain on disposal of property and equipment	(4.3)	(1.5)	(1.7)
	82.8%	84.3%	81.3%
Operating income	17.2%	15.7%	18.7%
Interest income	0.5	1.5	1.7
Income before income taxes	17.7%	17.1%	20.4%
Income taxes	5.3	5.9	7.5
Net income	12.4%	11.2%	12.9%

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Operating revenue decreased $166.1 million (26.5%), to $459.5 million for the year ended December 31, 2009 from $625.6 million in the 2008 period.  The decrease in revenue was the result of a decrease in line haul revenue and other revenues of approximately $88.6 million and a $77.5 million decrease (59.3%) in fuel surcharge revenue from $130.8 million in 2008 to $53.3 million in 2009.  Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues declined mostly as a result of a 35% decrease in average DOE diesel fuel prices for 2009 compared to 2008 with additional decreases due to fewer miles driven during 2009.  Line haul revenues declined by $86.1 million (17.6%) based on fewer miles driven ($80.0 million) and decreases in average freight rates ($6.1 million).  Other revenues decreased $2.5 million as these other fees are directly associated with loads and miles driven.  Fewer miles during 2009 resulted from a combination of less demand for shipping services as shippers were shipping lower quantities of goods during 2009 based on overall economic conditions, continued overcapacity within the industry, and significant pricing pressure within the industry.

Salaries, wages, and benefits decreased $29.3 million (14.8%), to $168.7 million for the year ended December 31, 2009 from $198.0 million in the 2008 period.  The decrease was the result of a $24.1 million decrease (16.6%) in driver wages, a $1.4 million decrease (6.6%) in office and shop wages, a $2.1 million (24.6%) decrease in workers’ compensation and a $1.6 million decrease in health insurance and other benefits and payroll taxes.  For 2009 and 2008, employee drivers accounted for 96% and independent contractors for 4% of the total fleet miles.  Company driver wages decrease was consistent with the decrease in line haul revenues detailed above due to freight volume declines in 2009 compared to 2008 with a slight decrease in total company mileage rates paid due to a slight decrease in mileage rates paid to new drivers hired subsequent to May 2009.  Office and shop personnel wages decreased primarily as a result of fewer non-driver personnel during 2009 compared to 2008.  Workers’ compensation expense decreased $2.1 million due to an overall decrease in frequency and severity of claims incurred.

Rent and purchased transportation decreased $7.6 million (40.6%), to $11.1 million for the year ended December 31, 2009 from $18.7 million in the compared period of 2008.  Of the total decrease, $6.9 million related to a decrease in amounts paid to owner operators and $0.7 in other rental charges.  The decrease in amounts paid to owner operators is attributable to fewer miles driven ($3.3 million) and a decrease in amounts paid under the Company’s fuel stability program due to lower average fuel costs during 2009 compared to 2008 ($3.6 million).

Fuel decreased $100.5 million (49.1%), to $104.2 million for the year ended December 31, 2009 from $204.7 million for the same period of 2008. The decrease is the net result of decreased fuel prices ($67.5 million) and a decrease in miles driven and idle reduction initiatives ($33.0 million).  The Company’s fuel cost per company-owned tractor mile decreased 39.3% in 2009 compared to the same period of 2008 on a 35.7% decrease in cost per gallon 2009 compared to 2008. Fuel cost per mile, net of fuel surcharge, decreased 20.8% in 2009 compared to the same period of 2008.  The Department of Energy (“DOE”) average diesel price per gallon for 2009 was $2.46 per gallon compared to the same period of 2008 of $3.78 per gallon.   Fuel expense during 2009 was net of the benefit of the Company’s fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts.  There were no hedging contracts during 2008.

Insurance and claims decreased $7.7 million (31.7%), to $16.6 million for the year ended December 31, 2009 from $24.3 million in the same period of 2008 due to a decrease in the frequency and severity of larger auto liability related claims during 2009 compared to 2008.  As a result of an increase in our retention limits for auto liability claims from $1 million to $2 million, our insurance and claims expense could have a  materially adverse effect on our operating results to the extent we incur claims that exceed $1 million.

Depreciation increased $12.6 million (27.3%), to $58.7 million during 2009 from $46.1 million in 2008.  The increase is mainly attributable to an increase in tractor purchases during the third and fourth quarters of 2008 and 2009 as part of the Company’s latest fleet upgrade program.  As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $2.9 million during 2009 when compared to the depreciation method used in the prior year.  The Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009 to better reflect the estimated trade value of the tractors at the estimated trade date.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the trade market for the foreseeable future.  During the second half of 2008 and 2009 the Company has placed in service 2,175 new tractors which have a higher base cost than previous tractors purchased (approximately 18%) and are in the first year of depreciation.  Tractor depreciation increased $13.4 million to $45.9 million in 2009 from $32.4 million 2008.  The increase in tractor depreciation was offset by a decrease of $1.0 million in trailer depreciation in 2009 compared to 2008.  The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value and accordingly there is not any further depreciation expense on these respective trailers.  All other depreciation increased $0.2 million.

Other operating expenses decreased $3.8 million (22.6%), to $13.0 million during 2009 from $16.8 million in 2008. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs which have decreased mainly due to lower load counts, driver miles and less driver recruiting.

Gain on the disposal of property and equipment increased $10.1 million, to $19.7 million during 2009 from $9.6 million in 2008.  The gain increase is mainly attributable to an increase in the number of tractors traded or sold during the 2009 period compared to the 2008 period.

Interest income decreased $6.8 million (74.4%), to $2.3 million in 2009 from $9.1 million in 2008.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2008, and continued declines into 2009 as well as lower average balances of cash and investments due to uses of cash for investing and finance purposes.

The Company’s effective tax rate was 30.0% and 34.7% for 2009 and 2008, respectively.  The decrease in the effective tax rate for 2009 is primarily attributable to an increased favorable income tax expense adjustment during 2009 compared to the same period of 2008 as a result of the roll off of certain state tax contingencies due to the application of the authoritative guidance on uncertain income tax positions coupled with less taxable income during the current year compared to the same period of 2008 along with additional state income tax benefits recorded in 2009 from certain 2008 state tax return filing positions.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.8% during the year ended December 31, 2009 compared with 84.3% during the year ended December 31, 2008.  Net income decreased $13.1 million (18.6%), to $56.9 million for the year ended December 31, 2009 from $70.0 million during the compared 2008 period as a result of the net effects discussed above.

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Operating revenue increased $33.7 million (5.7%), to $625.6 million for the year ended December 31, 2008 from $591.9 million in the 2007 period.  The increase in revenue was the net effect of a $44.2 million increase (51%) in fuel surcharge revenue from $86.6 million in 2007 to $130.8 million in 2008 offset by a decrease in freight revenues of $10.5 million from $505.3 million in 2007 to $494.8 million in 2008.  Freight revenues declined $10.5 million (2.0%) on the net result of fewer miles driven ($13.5 million) and a slight increase in rates due to general changes in customer mix ($3.0 million).  Miles driven year over year was directly related to soft freight demand experienced during 2008 compared to 2007.  The increase in fuel surcharge revenues was the direct result of higher average fuel prices throughout 2008 compared to 2007.   Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles.

Salaries, wages, and benefits increased $1.7 million (0.9%), to $198.0 million for the year ended December 31, 2008 from $196.3 million in the 2007 period.  The increase was the net result of a $2.6 million decrease (1.8%) in driver wages, a $1 million increase (5.4%) in office and shop wages, a $2.1 million (33.3%) increase in workers compensation and a $1.4 million increase (19.8%) increase in health insurance, and a decrease of other benefits and payroll taxes of $0.2 million.  During the year ended December 31, 2008, employee drivers accounted for 96% and independent contractors for 4% of the total fleet miles, compared with 95% and 5%, respectively, for 2007.  Company driver wages decrease was consistent with the decrease in freight revenues detailed above due to freight volume declines in 2008 compared to 2007 with no mileage rate changes during 2008.  Office and shop personnel increased as a result of a higher number of employees in certain strategic areas as well as annual wage increases. Workers’ compensation expense increased $2.1 million due to an overall increase in frequency and severity of claims incurred. Health insurance expense increased $1.4 million due mainly to an increase in average monthly claims.

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

Fuel increased $40.4 million (24.6%), to $204.7 million for the year ended December 31, 2008 from $164.3 million for the same period of 2007. The increase is the net result of an average increase in fuel cost per gallon of $0.85 (31.4%) per gallon from an average of $2.71 per gallon in 2007 to an average of $3.56 per gallon in 2008 offset by an approximate 5% decrease in total gallons purchased.  The decrease in gallons purchased during 2008 compared to 2007 was the result of fewer company driver miles due to weaker freight demand and an increase in fuel economy.  The Company’s average miles per gallon increased 2.4% compared to 2007 and out of route miles decreased 9.5% which the Company attributes to the efforts to manage idle time and out of route costs during the year.

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

Interest income decreased $1.2 million (11.7%), to $9.1 million during the year ended December 31, 2008 from $10.3 million in the same period of 2007 as the net result of a decrease in average cash, cash equivalents, and investments year over year due primarily to the payment of the special dividend in May 2007 ($196.5 million).  Offsetting the decrease in average interest bearing balances was an improved average rate of return on cash, cash equivalents, and investments.  The majority of interest income continues to be associated with the Company’s investment in student loan auction rate securities.  The current rate of return on these investments continues to exceed the rates of return on similar AAA rated, non taxable securities.

The Company’s effective tax rate was 34.7% and 36.9%, respectively, for the years ended December 31, 2008 and 2007.  This decrease is primarily attributable to a net reduction of tax accruals for uncertain tax positions as required under authoritative accounting guidance for uncertain tax positions.  During 2008 the Company’s uncertain tax position adjustment was a net reduction to tax expense of $2.3 million.  This decrease relates to the reduction of the accrual for uncertain tax positions and associated accrued penalties and interest due to lapse of applicable statute of limitations.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 84.3% during the year ended December 31, 2008 compared with 81.3% during the year ended December 31, 2007.  Net income decreased $6.2 million (8.2%), to $70.0 million for the year ended December 31, 2008 from $76.2 million during the compared 2007 period as a result of the net effects discussed above.

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices and the compensation paid to the drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007 and January 1, 2010, and driver comfort have resulted in higher tractor prices.  The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.  During 2009 the Company experienced an 18% increase in tractor prices associated with the latest engine emission requirements, compared to tractor prices associated with the last fleet upgrade with pre-January 2007 tractor engines.  The Company currently anticipates the cost of tractors with January 2010 engine requirements to increase as much as 20% beyond tractor pricing paid on tractors with pre-January 2010 engine technology.  Because of freight rate pressure seen throughout 2008 and 2009 due to overcapacity in the industry and the economic recession, the Company was unable to offset these increases in tractor prices through increased freight rates.

In addition to inflation, fluctuations in fuel prices can affect profitability.  Most of the Company’s contracts with customers contain fuel surcharge provisions.  Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.   Fuel prices for 2005 through 2006 and 2009 were between $2.00 per gallon and $3.00 per gallon.  During 2007 and 2008 average fuel prices fluctuated between $2.50 per gallon and $5.00 per gallon.  These significant fluctuations in fuel prices increase our cost of operations as the Company is unable to pass through all increases in fuel prices.  Competitive conditions in the transportation industry during 2008 and 2009, resulting from lower demand for transportation services, has and will continue to affect the Company’s ability to obtain rate increases or fuel surcharges until there is improvement in the demand for transportation services.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and 2009 with the purchase of 2,175 new tractors and 400 new trailers that were acquired during the third and fourth quarters of 2008 and throughout 2009.  As of December 31, 2009 the latest purchase commitment for tractors was fulfilled and there were no other purchase commitments for revenue equipment.  Upon the completion of the current fleet upgrade program the average age of the Company’s tractor fleet is 1.4 years.  The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses.  The Company’s primary source of liquidity for 2009 was net cash provided by operating activities of $101.1 million compared to $121.8 million in 2008.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $1.9 million higher in 2009 compared to 2008 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $22.6 million.  The net decrease in cash provided by operating assets and liabilities for 2009 compared to the same period of 2008 was mainly attributable to timing of trade receivables, trade accounts payable and accrued expense items (accrued wages and insurance reserves), and income tax accrual reductions.  The reductions in accrued income taxes were mainly due to uncertain tax position accrual changes and income taxes paid 2009 compared to actual liabilities.  Cash flow from operating activities was 22.0% of operating revenues in 2009 compared with 19.5% in 2008.

Cash flows used for investing purposes increased $25.7 for 2009 compared to the same period of 2008.  The increase of investing cash outflows was mainly the net result of capital expenditure increases of $43.2 million offset by a change of $20.0 million in inflows of partial auction rate security (“ARS”) investment calls.  The additional change was related to a decrease in proceeds from sale of equipment and changes in other assets of approximately $2.5 million.  Capital expenditures for property and equipment, net of trade-ins, totaled $79.1 million for 2009 compared to $35.9 million during 2008 due mainly to the Company’s fleet upgrade program that began in the third quarter of 2008 and continued throughout 2009.   The Company received $27.0 million in cash during 2009 related to partial calls of ARS compared to $6.7 million net receipts from ARS calls during 2008, net of purchases prior to auction failures in February 2008.   The Company received an additional $2.3 million from ARS partial calls subsequent to December 31, 2009.

The Company paid $7.3 million in dividends during 2009 compared to cash dividends of $9.6 million paid 2008.  The dividends declared in the fourth quarter 2009 and 2008 was paid in the fourth quarter of 2009 and 2008, respectively, where as the dividend declared in the fourth quarter of 2007 was paid in the first quarter of 2008.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s Common Stock in open market or negotiated transactions using available cash and cash equivalents.  The authorization to repurchase remains open at December 31, 2009 and has no expiration date. During 2009, approximately 3.5 million shares of the Company’s common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. In 2008, 2.7 million shares were repurchased for $36.4 million at approximately $13.38.  All shares were retired after purchase.  The authorization to repurchase remains open at December 31, 2009 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the Board of Director’s approval.

The Company paid income taxes, net of refunds, of $18.8 million in 2009 which was $17.9 million lower than income taxes paid during the same period in 2008 of $36.7 million.   The decrease is mainly driven by lower estimated federal income tax payments based on expected taxable income for the year ending December 31, 2009, 50% bonus depreciation allowed on new tractor purchases, and related lower estimated state income taxes.

Management believes the Company has adequate liquidity to meet its current and projected needs.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments.  The Company’s balance sheet remains debt free.   The Company ended 2009 with $200.4 million in cash, cash equivalents and investments, a decrease of $27.6 million from December 31, 2008.  This decrease was primarily attributable to stock repurchases and purchases of equipment totaling $124.5 million as discussed above, net of cash flows provided by operating activities and cash received on partial calls of ARS investments.

As of December 31, 2009, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $47.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $2.3 million received in January 2010 which has been classified as short-term investments as of December 31, 2009.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of December 31, 2009 and 2008 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the December 31, 2009 and 2008 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of December 31, 2009 and 2008 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company’s financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The underlying factors to the cash flow models used by the Company were as follows:

	December 31, 2009	December 31, 2008
Average life of underlying loans	2-10 years	2-10 years
Rate of return	0.69-4.99%	3.5-3.94%
Discount rate	0.74-2.07%	0.52-1.35%
Liquidity discount rate	0.40-3.0%	3.0-3.25%

Calculated fair values have generally increased throughout 2009 based mainly on tightening of credit spreads throughout 2009.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company’s cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company’s fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  As a result of the fair value measurements, the Company increased the fair value of investments by approximately $3.3 million, net of tax with an offsetting decrease to unrealized loss on investments, during the year ended December 31, 2009.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statement of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2009 and 2008.

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

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintained the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company also acquired an asset, a put option, which is valued as a standalone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the year ended December 31, 2009.  The value of these securities has been classified as short-term investments per the consolidated balance sheet as of December 31, 2009 as the Company may exercise the call provision beginning in July 2010.

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
•
Since auction failures began in February 2008, the Company has received approximately $47.8 million as the result of partial calls by issuers, including $2.3 million received in January 2010.  The Company received par value for the amount of these calls plus accrued interest.

•
Based on the Company’s financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold 96% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

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

•
All of the auction rate securities are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity.  Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements.  The Company is expecting further guidance from regulatory agencies in the future as they monitor the progress of the respective financial institutions towards this goal.

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

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2009.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Other
Purchase Obligation	$-	$-	$-	$-	$-
Operating Lease Obligations	$-	$-	$-	$-	$-
Obligations for unrecognized tax benefits (1)	$31.3	$-	$-	$-	$31.3
	$31.3	$-	$-	$-	$31.3

(1)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties. The Company is unable to reasonably determine when these amounts will be settled.

The Company recognized tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of the authoritative accounting guidance on uncertain tax positions.  The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption of this guidance.  At December 31, 2009 and 2008, the Company had a total of $20.8 million and $22.9 million in gross unrecognized tax benefits, respectively.  Of this amount, $13.5 million and $14.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2009 and 2008.  Unrecognized tax benefits were a net decrease of approximately $2.2 million and $2.7 million during the years ended December 31, 2009 and 2008, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during 2009 and 2008.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $10.6 million and $12.3 million at December 31, 2009 and 2008 and is included in income taxes payable.  Net interest and penalties included in income tax expense for the twelve month period ended December 31, 2009 was a benefit of approximately $1.7 million.  Net interest and penalties included in income tax expense for the twelve month periods ended December 31, 2008 and 2007 was an additional tax expense of approximately $0.4 million and $1.5 million, respectively.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2009, the Company did not have any ongoing examinations or outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $2.0 to $3.0 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2006 and forward. Tax years 1999 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2009 the Company did not have any significant purchase obligations, operating lease obligations, capital lease obligations or outstanding long-term debt obligations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company’s management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  The Company has identified certain accounting policies, described below, that are the most important to the portrayal of the Company’s current financial condition and results of operations.

The most significant accounting policies and estimates that affect the financial statements include the following:

*	Revenue is recognized when freight is delivered.
*
Selections of estimated useful lives, salvage values, and depreciation methods for purposes of depreciating tractors and trailers.  Depreciable lives of tractors and trailers are 5 and 7 years, respectively.  Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life.  Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets.

*
Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage and cargo damage claims.  These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.

*
Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. The Company has recorded a $1.7 million valuation allowance for deferred income tax assets associated with the auction rate securities fair value adjustment.   Further, management judgment is required in the accounting for uncertainty in income taxes recognized in the financial statements based on recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

*
Auction rate security investments are valued at fair value applying a fair value hierarchy as established by applicable authoritative accounting guidance.  Fair value estimates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As there is no current active market for these securities, management utilizes a combination of internal discounted cash flow model with key assumptions being the discount rate, rate of return and duration as well as external market data provided by financial institutions.  Management does not consider there to be significant credit risk due to government support of the underlying loans and current credit ratings.  Management monitors its investments and ongoing market conditions to assess impairments considered to be other than temporary.  Should estimated fair values continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income.  To date, the Company has not recorded any impairment of these investments in the consolidated statement of income.

Management periodically re-evaluates these estimates as events and circumstances change.  These factors may significantly impact the Company’s results of operations from period-to-period.

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements and the respective dates of adoption and effects on results of operations and financial position.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 38 years as of December 31, 2009.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold.  As of December 31, 2009, approximately 96% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies.  The remaining 4% are rated as investment grade by recognized rating agencies.  There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore there is no guarantee that the Company will receive cash upon the election to sell.  The Company experienced unsuccessful auctions beginning in February 2008 and continuing through December 31, 2009 (as discussed in the footnotes to the financials and elsewhere in this report).  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security which may be above current market interest rates.  Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until maturity.   The Company only holds senior positions of underlying securities.   The Company does not invest in asset backed securities and does not have direct securitized subprime mortgage loans exposure or loans to, commitments in, or investments in subprime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an impairment (other than the temporary impairment already recognized) on these securities and record a charge in the statement of income.

Assuming the Company maintains short-term and long-term investment balance consistent with balances as of December 31, 2009, ($153.6 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.5 million.

The Company has no debt outstanding as of December 31, 2009 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly.  Based on the Company’s historical experience, the Company is not able to pass through to customers 100% of fuel price increases.  For the years ended December 31, 2009, 2008, and 2007, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators along with favorable fuel hedge settlements, was $52.7 million, $79.4 million, and $81.9 million or 16.0%, 19.7%, and 20.5%, respectively, of the Company’s total net operating expenses, net of fuel surcharge.  A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.  In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel to reduce its exposure to diesel fuel price fluctuations.  During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge forecasted future cash flows related to fuel purchases for the quarter ended June 30, 2009.  The hedge of forecasted future cash flow was transacted through the use of certain swap contracts.  The Company implemented the authoritative guidance on derivatives and hedging, and designated such hedges as cash flow hedges.   The cash flow hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time, which is not recoverable through fuel surcharge agreements.  The contracted hedge expired on June 30, 2009 and favorably impacted fuel expense $0.6 million for the quarter ended June 30, 2009 and the year ended December 31, 2009.  There were no other hedging contracts during 2009 and there were no open hedging contracts as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of KPMG LLP, the Company’s independent registered public accounting firm, financial statements of the Company and its consolidated subsidiaries and the notes thereto, and the financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures– The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

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

Management’s Annual Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2009. Based on our evaluation under the framework in Internal Control– Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.   The Company’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this filing on page 27.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited Heartland Express, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Heartland Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
February 24, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company’s Proxy Statement for the annual shareholders’ meeting to be held on May 6, 2010 (the “Proxy Statement”).

Code of Ethics

The Company has adopted a code of ethics known as the "Code of Business Conduct and Ethics" that applies to the Company’s employees including the principal executive officer, principal financial officer, and controller. In addition, the Company has adopted a code of ethics known as "Code of Ethics for Senior Financial Officers".  The Company makes these codes available on its website at www.heartlandexpress.com (and in print to any shareholder who requests them).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference to the Company’s Proxy Statement and is included within the Proxy Statement under the heading Compensation Discussion and Analysis.

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2009, 2008 and 2007	S-1

Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       3.  Exhibits–The exhibits required by Item 601 of Regulation S-K are listed at paragraph (b) below.

(b)       Exhibits.  The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Company’s
registration statement on Form S-1,
Registration No. 33-8165, effective
November 5, 1986.

3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s
Form 10-K, for the year ended December
31, 2007, dated February 28, 2008

3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s
Form 10-QA, for the quarter ended June 30,
1997, dated March 20, 1998.

4.1	Articles of Incorporation	Incorporated by reference to the Company’s
registration statement on Form S-1,
Registration No. 33-8165, effective
November 5, 1986.

4.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s
Form 10-K, for the year ended December
31, 2007, dated February 28, 2008

4.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s
Form 10-QA, for the quarter ended June 30,
1997, dated March 20, 1998.

9.1	Voting Trust Agreement dated June 6, 1997	Incorporated by reference to the Company’s
	between Larry Crouse, as trustee under the Gerdin	Form 10-K for the year ended December 31,
	Educational Trusts, and Lawrence D. Crouse, voting trustee.	1997. Commission file no. 0-15087

9.2	Voting Trust Agreement dated July 10, 2007	Incorporated by reference to the Company’s
	between Lawrence D. Crouse, as the	Form 10-K, for the year ended December
	voting trustee for certain Grantor Retained	31, 2007, dated February 28, 2008.
Annuity Trusts established by Russell A.
Gerdin and Ann S. Gerdin (“GRATS”), and
Mr. and Mrs. Gerdin, the trustees for certain
GRATS.

10.2*	Restricted Stock Agreement	Incorporated by reference to the Company’s
Form 10-K for the year ended December 31, 2002
Commission file no. 0-15087.

10.3*	Nonqualified Deferred Compensation Plan	Incorporated by reference to the Company’s
Form 10-K for the year ended December 31, 2006
Commission file no. 0-15087.

21	Subsidiaries of the Registrant	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith.
pursuant to Rule 13a-14(a) and Rule
15d-14(a) of the Securities Exchange Act,
as amended.

31.2	Certification of Chief Financial Officer	Filed herewith.
pursuant to Rule 13a-14(a) and Rule
15d-14(a) of the Securities Exchange Act,
as amended.

32.1	Certification of Chief Executive Officer	Filed herewith.
Pursuant to 18 U.S.C. 1350, as adopted
pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2	Certification of Chief Financial Officer	Filed herewith.
Pursuant to 18 U.S.C. 1350, as adopted
pursuant to Section 906 of the Sarbanes
Oxley Act of 2002.

*           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date: February 24, 2010	By: /s/ Russell A. Gerdin
Russell A. Gerdin
Chief Executive Officer
(Principal executive officer)

By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal accounting and financial officer)

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell A. Gerdin	Chairman and Chief Executive Officer
Russell A. Gerdin	(Principal executive officer)	February 24, 2010

/s/ Michael J. Gerdin	President and Director	February 24, 2010
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President of Finance,
John P. Cosaert	Chief Financial Officer, and Treasurer
	(Principal accounting and financial officer)	February 24, 2010

/s/ Richard O. Jacobson	Director	February 24, 2010
Richard O. Jacobson

/s/ Benjamin J. Allen	Director	February 24, 2010
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 24, 2010
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 24, 2010
James G. Pratt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosure), as of January 1, 2008.  Also as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB ASC Topic 740, Income Taxes), as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
February 24, 2010

HEARTLAND EXPRESS, INC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
	December 31,	December 31,
ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$52,351	$56,651
Short-term investments	7,126	241
Trade receivables, net	37,361	36,803
Prepaid tires	6,579	6,449
Other current assets	1,923	2,834
Income tax receivable	4,658	-
Deferred income taxes, net	14,516	11,606
Total current assets	$124,514	$114,584
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	5,295	5,290
Revenue equipment	361,797	337,799
	413,564	389,561
Less accumulated depreciation	138,394	151,881
Property and equipment, net	$275,170	$237,680
LONG-TERM INVESTMENTS	140,884	171,122
GOODWILL	4,815	4,815
OTHER ASSETS	5,780	5,469
	$551,163	$533,670
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,953	$10,338
Compensation and benefits	13,770	15,862
Income taxes payable	-	452
Insurance accruals	19,236	10,369
Other accruals	7,095	7,498
Total current liabilities	$47,054	$44,519
LONG-TERM LIABILITIES
Income taxes payable	$31,323	$35,264
Deferred income taxes, net	51,218	33,671
Insurance accruals less current portion	53,898	60,177
Total long-term liabilities	$136,439	$129,112
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	-	-
Capital stock, common, $.01 par value; authorized 395,000 shares;
issued and outstanding 90,689 in 2009 and 94,229 in 2008	$907	$942
Additional paid-in capital	439	439
Retained earnings	371,650	367,281
Accumulated other comprehensive loss	(5,326)	(8,623)
	$367,670	$360,039
	$551,163	$533,670
 The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, expect per share amounts)

	2009	2008	2007

OPERATING REVENUE	$459,539	$625,600	$591,893

OPERATING EXPENSES
Salaries, wages and benefits	$168,716	$197,992	$196,303
Rent and purchased transportation	11,138	18,703	21,421
Fuel	104,246	204,708	164,285
Operations and maintenance	14,913	15,575	12,314
Operating taxes and licenses	9,286	9,317	9,454
Insurance and claims	16,629	24,307	18,110
Communications and utilities	3,655	3,693	3,857
Depreciation	58,730	46,109	48,478
Other operating expenses	12,970	16,807	17,380
Gain on disposal of property and equipment	(19,708)	(9,558)	(10,159)
	380,575	527,653	481,443

Operating income	78,964	97,947	110,450

Interest income	2,338	9,132	10,285

Income before income taxes	81,302	107,079	120,735

Federal and state income taxes	24,353	37,111	44,565

Net income	$56,949	$69,968	$76,170

Earnings per share	$0.62	$0.73	$0.78

Weighted average shares outstanding	91,131	95,900	97,735

Dividends declared per share	$0.080	$0.080	$2.080

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

				Accumulated
	Capital	Additional		Other
	Stock,	Paid-In	Retained	Comprehensive
	Common	Capital	Earnings	Loss	Total

Balance, January 1, 2007	$983	$376	$493,665	$-	$495,024
Net income	-	-	76,170	-	76,170
Impact of adopting FIN48	-	-	(4,798)	-	(4,798)
Dividends on common stock, $2.08 per share	-	-	(204,312)	-	(204,312)
Stock repurchase	(13)	-	(19,375)	-	(19,388)
Amortization of share based compensation	-	63	-	-	63
Balance, December 31, 2007	970	439	341,350	-	342,759
Comprehensive income:
Net income	-	-	69,968	-	69,968
Unrealized loss on available- for-sale securities, net of tax	-	-	-	(8,623)	(8,623)
Total comprehensive income	-	-			61,345
Dividends on common stock, $0.08 per share	-	-	(7,662)	-	(7,662)
Stock repurchase	(28)	-	(36,375)	-	(36,403)
Balance, December 31, 2008	942	439	367,281	(8,623)	360,039
Comprehensive income:
Net income	-	-	56,949	-	56,949
Unrealized gain on available- for sale securities, net of tax	-	-	-	3,297	3,297
Total comprehensive income					60,246
Dividends on common stock, $0.08 per share	-	-	(7,255)	-	(7,255)
Stock repurchase	(35)	-	(45,325)	-	(45,360)
Balance, December 31, 2009	$907	$439	$371,650	$(5,326)	$367,670

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$56,949	$69,968	$76,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,730	46,109	48,486
Deferred income taxes	14,637	2,192	494
Amortization of share based compensation	-	-	63
Gain on disposal of property and equipment	(19,708)	(9,558)	(10,159)
Changes in certain working capital items:
Trade receivables	(558)	7,556	(860)
Prepaid expenses and other current assets	671	(1,018)	978
Accounts payable, accrued liabilities, and accrued expenses	(567)	8,383	2,731
Accrued income taxes	(9,051)	(1,820)	2,506
Net cash provided by operating activities	101,103	121,812	120,409
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	11	1,849	13,228
Purchases of property and equipment, net of trades	(79,123)	(35,949)	(43,579)
Maturity and calls of investments	26,650	20,750	-
Net (purchases) sales of auction rate securities	-	(14,046)	133,374
Change in other assets	(311)	279	(207)
Net cash (used in) provided by investing activities	(52,773)	(27,117)	102,816
FINANCING ACTIVITIES
Cash dividend	(7,270)	(9,601)	(204,336)
Stock repurchase	(45,360)	(36,403)	(19,388)
Net cash used in financing activities	(52,630)	(46,004)	(223,724)
Net (decrease) increase in cash and cash equivalents	(4,300)	48,691	(499)
CASH AND CASH EQUIVALENTS
Beginning of period	56,651	7,960	8,459
End of period	$52,351	$56,651	$7,960
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$18,767	$36,739	$41,564

Noncash investing and financing activities:
Trade value of revenue equipment traded	$60,645	$20,991	$6,429
Purchased property and equipment in accounts payable	$178	$2,778	459
Common stock dividends declared in accounts payable	$-	$15	1,954

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business:

Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities.  The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and owner operator tractors.  The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  In 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the acquisition of a terminal near Dallas, Texas which opened during January 2009.

Principles of Consolidation:

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Segment Information:

The Company has eleven regional operating divisions, in addition to operations at our corporate headquarters; however, it has determined that it has one reportable segment.  The operating divisions are operated out of our ten office locations including our corporate headquarters.  All of the divisions are managed based on similar economic characteristics.  Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers.  In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio.  As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of enterprise and related information.   Accordingly, the Company has not presented separate financial information.

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and short-term investments totaling $5.8 million in 2009 and $5.5 million in 2008 are included in other non-current assets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments:

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.  The Company has classified its investment in auction rate securities as available-for-sale totaling $147.4 million and $171.1 million at December 31, 2009 and 2008, respectively.  Available-for-sale securities, comprised entirely of auction rate securities, are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders’ equity.  Realized gains and losses are determined on the basis of the specific securities sold.  Remaining investments have been classified as held-to-maturity and are stated at amortized cost.  See Note 4 for further discussion of fair value measurements of investments.  Investments are reviewed quarterly for other-than-temporary impairments.  Investment income received is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts:

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   The Company uses a percentage of aged receivable method and its write off history in determining the allowance for bad debts.  The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis.  The Company is aggressive in its collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts.  The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $0.8 million at December 31, 2009 and 2008.

Property, Equipment, and Depreciation:

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” and amortized over two years.  Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the trade market for the foreseeable future.  Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method.  The change in estimate increased depreciation expense by approximately $2.9 million and reduced earnings per share by $0.02 during the year ended December 31, 2009.  Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and building	3-30
Furniture and fixtures	3-5
Shop & service equipment	3-10
Revenue equipment	5-7

Advertising Costs:

The Company expenses all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of income. Advertising expense was $0.3 million, $1.7 million, and $2.3 million for the years ended December 31, 2009, 2008 and 2007.

Goodwill:

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of September 30th and no other indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2009, 2008 and 2007.

Self –Insurance Accruals:

Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of income.  Health insurance accruals of $3.8 million and $4.3 million are included in other accruals in the consolidated balance sheets as of December 31, 2009 and 2008 respectively.

Revenue and Expense Recognition:

Revenue, drivers’ wages and other direct operating expenses are recognized when freight is delivered.  Fuel surcharge revenue charged to customers is included in operating revenue and totaled $53.3 million, $130.8 million and $86.6 million in 2009, 2008, and 2007, respectively.

Earnings per Share:

Earnings per share are based upon the weighted average common shares outstanding during each year.  The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Share-Based Compensation:

The Company records share-based compensation arrangements in accordance with the authoritative accounting guidance on share-based payment.  This guidance requires that share-based transactions be accounted for and recognized in the consolidated statement of income based on their fair value.  As of December 31, 2009 and 2008, the Company did not have any outstanding share-based awards and does not plan on any additional share-based programs.  See details of the previous program at Note 9.

Impairment of Long-Lived Assets:

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2009, 2008, and 2007.

Income Taxes:

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change in enacted.   A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to the authoritative accounting guidance on income taxes, when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences and carry-forwards” and “tax planning strategies”.  In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings or accumulated other comprehensive loss based on the nature of the asset giving rise to the deferred tax asset and the facts and circumstances resulting in that conclusion.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

Beginning with the adoption of the authoritative accounting guidance on accounting for uncertain tax positions, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of this authoritative guidance, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board, (“FASB”), issued new authoritative guidance on uncertain tax positions (formerly known as FIN48) which was effective for fiscal years beginning after December 15, 2006. This guidance was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a cumulative adjustment of approximately $4.8 million to decrease the January 1, 2007 retained earnings upon adoption as allowed under the authoritative guidance.

In September 2006, the FASB issued new authoritative guidance regarding fair value measurements.  This fair value guidance became effective for the Company on January 1, 2008.  The guidance defines fair value, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable, and enhances disclosures about fair value measurements.  Observable inputs are inputs that reflect market data obtained from sources independent of the Company and unobservable inputs are inputs based on the Company’s own assumptions based on best information available in the circumstances.  The two sources of these inputs are used in applying the following fair value hierarchy:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.
•
Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; modeling with inputs that have observable inputs (i.e. interest rates observable at commonly quoted intervals.

•	Level 3 – valuation is generated from model-based techniques that use significant assumptions not observable in the market.

Under the guidance, where applicable GAAP literature requires the use of fair value, the Company must value assets and liabilities at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Additional authoritative literature provides guidance regarding the considerations necessary when markets are inactive.  The guidance indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.

Application of the authoritative guidance on fair value measurements is primarily related to the valuation of investments as discussed in Note 4.  There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.  The adoption of this guidance in 2008 and continued application during 2009 did not have any impact on income from operations, net income, or related earnings per share and increased stockholders’ equity $3.3 million in 2009 and reduced stockholders’ equity $8.6 million for the year ended December 31, 2008.

On March, 2008, the FASB issued new authoritative guidance regarding disclosures about derivative instruments and hedging activities.  The new guidance required expanded disclosures about an entity’s derivative instruments and hedging activities, but did not change the scope or accounting of previous authoritative guidance.  The new guidance required qualitative, quantitative, and credit-risk disclosures.  The new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As the Company entered into a derivative instrument during the quarter ended March 31, 2009, see Note 5, the Company was required to comply with the expanded disclosures of the new authoritative guidance during 2009.

In April 2009, the FASB issued amended guidance to clarify the application of the authoritative guidance on fair value measurements and disclosures.  The guidance provided clarification to fair value measurements in the current economic environment, modification to the recognition of other-than-temporary impairments of debt securities, and required fair value disclosures in interim periods.  The clarification guidance became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the clarified authoritative guidance on fair value measurements and disclosures during the quarter ended June 30, 2009 and the guidance did not have any effect on the financial position, results of operations, and cash flows of the Company.

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

In June 2009, the FASB issued authoritative guidance FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Company adopted this authoritative guidance in the third quarter of 2009. The adoption of this new guidance did not affect the Company’s financial statements; however, it did impact how authoritative references are disclosed by referencing the applicable Codification section.

Note 2.  Immaterial Correction of an Error

The Company maintains insurance accruals to reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and worker’s compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.   During 2009 the Company identified errors related to the classification of current and long-term insurance accruals and the associated deferred tax assets.  As a result, the Company’s historical current assets, current liabilities and long-term liabilities were misstated.   In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the error was immaterial to the prior period.  Consequently, the Company has revised its historical current and long-term liabilities as of December 31, 2008 to be consistent with the December 31, 2009 presentation.  The error did not have any impact on total equity as of December 31, 2008 or operating income, net income, earnings per share and cash flows for the year ended December 31, 2008.

The following table represents a summary of the effects of the immaterial error correction on the consolidated balance sheet as of December 31, 2008 (in thousands):

	As previously		As
	Reported	Adjustments	Adjusted
Current deferred tax asset	$35,650	$(24,044)	$11,606
Total current assets	138,628	(24,044)	114,584
Total assets	557,714	(24,044)	533,670

Current insurance accruals	$70,546	$(60,177)	$10,369
Total current liabilities	104,696	(60,177)	44,519

Insurance accruals net of current portion	$-	$60,177	$60,177
Deferred income taxes long term	57,715	(24,044)	33,671
Total long-term liabilities	92,979	36,133	129,112

Note 3.  Concentrations of Credit Risk and Major Customers

The Company’s major customers represent the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  The Company’s five largest customers accounted for 39% of total gross revenues for the year ended December 31, 2009 and 36% for both years ended December 31, 2008 and 2007, respectively.

Operating revenue from two customers exceeded 10% of total gross revenues in 2009 and one customer exceeded 10% in 2008 and 2007.  Annual revenues for these customers were $109.9 million, $73.9 million, and $77.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 4.  Investments

The Company’s investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government and are classified as available-for-sale.  As of December 31, 2009 and 2008, primarily all of the Company’s long-term investment balance was invested in auction rate student loan educational bonds. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 38 years as of December 31, 2009.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government.  The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities.  As of December 31, 2009, approximately 96% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies.  The remaining 4% are rated as investment grade by recognized rating agencies.

As of December 31, 2009, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $47.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $2.3 million received in January 2010 which has been classified as short-term investments as of December 31, 2009.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2009, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of December 31, 2009 and 2008 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the December 31, 2009 and 2008 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of December 31, 2009 and 2008 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company’s financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The underlying factors to the cash flow models used by the Company were as follows:

	December 31, 2009	December 31, 2008
Average life of underlying loans	2-10 years	2-10 years
Rate of return	0.69-4.99%	3.5-3.94%
Discount rate	0.74-2.07%	0.52-1.35%
Liquidity discount rate	0.40-3.0%	3.0-3.25%

Calculated fair values have generally increased throughout 2009 based mainly on tightening of credit spreads throughout 2009.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company’s cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate securities is occurring in secondary markets, which were considered in the Company’s fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  As a result of the fair value measurements, the Company increased the fair value of investments by approximately $3.3 million, net of tax with an offsetting decrease to unrealized loss on investments, during the year ended December 31, 2009.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2009 and 2008.

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

The remaining 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintained the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company also acquired an asset, a put option, which is valued as a standalone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the year ended December 31, 2009.  The value of these securities has been classified as short-term investments per the consolidated balance sheet as of December 31, 2009 as the Company may exercise the call provision beginning in July 2010.

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
•
Since auction failures began in February 2008, the Company has received approximately $47.8 million as the result of partial calls by issuers, including $2.3 million received in January 2010.  The Company received par value for the amount of these calls plus accrued interest.

•
Based on the Company’s financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold 96% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

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

•
All of the auction rate securities are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity.  Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements by the end of 2009 in certain settlement agreements.  The Company is expecting further guidance from regulatory agencies in the future as they monitor the progress of the respective financial institutions towards this goal.

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

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)

	2009	2008
Balance, January 1	$171,122	$-
Purchases, sales, issuances, and settlements	(27,000)	(6,682)
Transfers in to (out of) Level 3	-	186,427
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive loss, net of tax	3,297	(8,623)
Balance, December 31	$147,419	$171,122

Municipal bonds are classified as held to maturity and therefore are carried at amortized cost.  Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs.  The amortized cost and fair value of investments at December 31, 2009 and 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( in thousands)
December 31, 2009:
Current:
Municipal bonds	$345	-	$-	$345
Auction rate student loan educational bonds	6,781	-	-	6,781
	$7,126	-	$-	$7,126

Long-term
Municipal bonds	$246	-	$-	$246
Auction rate student loan educational bonds	146,219	-	5,581	140,638
	$146,465	-	$5,581	$140,884
	$153,591	-	$5,581	$148,010

December 31, 2008:
Current:
Municipal bonds	$241	-	$-	$241

Long-term
Auction rate student loan educational bonds	180,000	-	8,878	171,122
	$180,241	-	$8,878	$171,363

The contractual maturities, announced calls, and put options of held-to-maturity and available-for-sale securities at December 31, 2009 are as follows:

	Fair Value	Amortized Cost
Due within one-year	$7,126	$7,126
Due after one year through five years	3,227	3,346
Due after five years through ten years	-	-
Due after ten years through September 1, 2047	137,657	143,119
	$148,010	$153,591

Note 5.  Fuel Hedging

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

Use of these hedging instruments was limited and as of December 31, 2009 there were no open unsettled cash flow hedges.  Based on favorable contract settlements occurring during the quarter ended June 30, 2009, fuel expense for the year ended December 31, 2009 was reduced by $0.6 million.

The following table details the effect of derivative financial instruments on the statement of income for the year ended December 31, 2009.  There were not any derivative instruments outstanding as of December 31, 2009 or 2008.

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

Note 6.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets and liabilities as of December 31 are as follows:
	2009	2008
	(in thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$283	$292
Accrued expenses	6,347	6,837
Insurance accruals	28,362	28,187
Unrealized loss on available-for-sale investments	1,953	3,108
Indirect tax benefits of unrecognized tax benefits	7,288	8,037
Other	171	80
Total gross deferred tax assets	44,404	46,541
Less valuation allowance	(1,698)	(2,854)
Net deferred tax assets	42,706	43,687
Deferred income tax liabilities:
Property and equipment	(79,408)	(65,752)
Net deferred tax liability	$(36,702)	$(22,065)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2009 and 2008 as follows:
	2009	2008
	(in thousands)

Current assets, net	$14,516	$11,606
Noncurrent liabilities, net	(51,218)	(33,671)
	$(36,702)	$(22,065)

The Company has recorded a valuation allowance of $1.7 million at December 31, 2009 and $2.9 million at December 31, 2008 related to the Company’s deferred tax asset associated specifically with the write-down of auction rate securities to fair market value. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of income for the years ended December 31, 2009 and 2008.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

	2009	2008	2007
	(in thousands)
Current income taxes:
Federal	$14,369	$31,445	$37,800
State	(4,653)	3,474	6,271
	9,716	34,919	44,071
Deferred income taxes:
Federal	14,321	2,197	(746)
State	316	(5)	1,240
	14,637	2,192	494
Total	$24,353	$37,111	$44,565

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2009	2008	2007
	(in thousands)
Federal tax at statutory rate (35%)	$28,456	$37,478	$42,257
State taxes, net of federal benefit	(1,665)	2,019	5,515
Non-taxable interest income	(571)	(2,884)	(3,451)
Uncertain income tax penalties and interest, net	(1,776)	361	-
Other	(91)	137	244
	$24,353	$37,111	$44,565

The Company recognized tax liabilities of $4.8 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 as a result of the adoption of the authoritative accounting guidance on uncertain tax positions.  The total amount of gross unrecognized tax benefits was $25.2 million as of January 1, 2007, the date of adoption of this guidance.  At December 31, 2009 and 2008, the Company had a total of $20.8 million and $23.0 million in gross unrecognized tax benefits, respectively.  Of this amount, $13.5 million and $14.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2009 and 2008.  Unrecognized tax benefits were a net decrease of approximately $2.2 million and $2.7 million during the years ended December 31, 2009 and 2008, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during 2009 and 2008.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $10.6 million and $12.3 million at December 31, 2009 and 2008 and is included in income taxes payable.  Net interest and penalties included in income tax expense for the twelve month period ended December 31, 2009 was a benefit of approximately $1.7 million.  Net interest and penalties included in income tax expense for the twelve month periods ended December 31, 2008 and 2007 was an additional tax expense of approximately $0.4 million and $1.5 million, respectively.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2008	$22,985
Additions based on tax positions related to current year	1,596
Additions for tax positions of prior years	80
Reductions for tax positions of prior years	-
Reductions due to lapse of applicable statute of limitations	(3,888)
Settlements	-
Balance at December 31, 2009	$20,773

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2009, the Company did not have any ongoing examinations or outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $2.0 to $3.0 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2006 and forward. Tax years 1999 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 7.  Related Party Transactions

Prior to moving into the new corporate headquarters in July 2007, the Company leased two office buildings and a storage building from its chief executive officer under a lease which provided for monthly rentals of approximately $0.03 million plus the payment of all property taxes, insurance and maintenance, which are reported in the Company’s consolidated financial statements.  The lease was renewed for a five year term on June 1, 2005 increasing the monthly rental from approximately $0.025 million to approximately $0.03 million.  The lease was terminated in July 2007 with no penalties for early termination.  During 2008 the Company rented storage space from its chief executive officer on a month-to-month lease.  The rental space was no longer rented as of September 30, 2008.  In the opinion of management, the rates paid are comparable to those that could be negotiated with a third party.  There were not any amounts due and outstanding under these leases as of December 31, 2009 and 2008.

Rent expense paid to the Company’s chief executive officer for the years ended December 31, 2008 and 2007 was $0.04 million and $0.1 million, respectively.   There was not any rent expense paid to related parties during 2009.  Rent expense is included in rent and purchased transportation per the consolidated statements of income.

Note 8.  Accident and Workers’ Compensation Insurance Liabilities

The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $2.0 million for any individual claim. Liabilities in excess of these amounts are covered by insurance up to $55.0 million in the aggregate for the coverage period. The Company increased the retention amount from $1.0 million to $2.0 million for each claim occurring on or after April 1, 2009.

The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim. The Company increased the retention amount from $0.5 million to $1.0 million for each claim occurring on or after April 1, 2005. Liabilities in excess of this amount are covered by insurance.  The State of Iowa has required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program.  This deposit has been classified in other assets on the consolidated balance sheet.  In addition, the Company has provided its insurance carriers with letters of credit totaling approximately $3.1 million in connection with its liability and workers’ compensation insurance arrangements.  There were no outstanding balances due on the letters of credit at December 31, 2009 or 2008.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  These accruals are recorded on an undiscounted basis.

Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.   Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2009 and 2008.

Note 9.  Stockholders’ Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  In 2009, 2008, and 2007 respectively, 3.5 million, 2.8 million, and 1.3 million shares were repurchased in the open market and retired for $45.4 million, $36.4 million and $19.4 million respectively.  The authorization to repurchase remains open at December 31, 2009 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the Board of Director’s approval.

On March 7, 2002, the principal stockholder awarded approximately 0.2 million shares of his common stock to key employees of the Company.  These shares had a fair market value of $11.00 per share on the date of the award.  The shares vested over a five-year period subject to restrictions on transferability and to forfeiture in the event of termination of employment.  Any forfeited shares were returned to the principal stockholder.  The fair market value of these shares, approximately $2.0 million on the date of the award, was treated as a contribution of capital and was amortized on a straight-line basis over the five year vesting period as compensation expense (see Note 1).   Compensation expense of approximately $0.01 million was recognized for the year ended December 31, 2007 and there was no such expense for the years ended December 31, 2009 and 2008. The original value of forfeited shares is treated as a reduction of additional paid in capital and unearned compensation in the consolidated statements of shareholders’ equity.  There were no shares forfeited during the years ended December 31, 2009, 2008 and 2007.

During the years ended December 31, 2009, 2008 and 2007 the Company’s Board of Directors declared  regular quarterly dividends totaling $7.3 million, $7.7 million and $7.8 million, respectively.   The Company paid a one-time special dividend of $196.5 million during the second quarter of 2007.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10.  Profit Sharing Plan and Retirement Plan

The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees.  Company contributions totaled approximately $1.2, million, $1.3 million, and $1.4 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.  There were not any outstanding purchase commitments at December 31, 2009.

Note 12. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2009
Operating revenue	$114,979	$116,974	$113,390	$114,196
Operating income	19,040	21,708	22,410	15,806
Income before income taxes	19,911	22,271	22,899	16,221
Net income	14,141	17,615	14,507	10,686
Earnings per share	0.15	0.19	0.16	0.12

Year ended December 31, 2008
Operating revenue	$149,049	$164,592	$169,935	$142,024
Operating income	19,759	20,910	28,621	28,657
Income before income taxes	22,622	23,146	30,564	30,747
Net income	14,663	17,231	18,723	19,351
Earnings per share	0.15	0.18	0.19	0.20

Note 13.  Subsequent Events

Subsequent to December 31, 2009, the Company received $2.3 million in a partial call of an auction rate security.  The Company received par value of the investment plus accrued interest at the call date.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)

Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$775	$129	$-	$129	$775
Year ended December 31, 2008	775	192	-	192	775
Year ended December 31, 2007	775	44	-	44	775

S-1