Form 10-Q
period 2010-03-31
HEARTLAND EXPRESS INC
filed 2010-05-07
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2010
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

At March 31, 2010, there were 90,688,621 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
ASSETS	March 31, 2010	December 31, 2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$87,711	$52,351
Short-term investments	4,855	7,126
Trade receivables, net	41,832	37,361
Prepaid tires	5,215	6,579
Other current assets	3,778	1,923
Income tax receivable	—	4,658
Deferred income taxes, net	15,123	14,516
Total current assets	158,514	124,514
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	5,278	5,295
Revenue equipment	359,752	361,797
	411,502	413,564
Less accumulated depreciation	153,135	138,394
Property and equipment, net	258,367	275,170
LONG-TERM INVESTMENTS	137,961	140,884
GOODWILL	4,815	4,815
OTHER ASSETS	5,828	5,780
	$565,485	$551,163
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,309	$6,953
Compensation and benefits	16,484	13,770
Income taxes payable	5,672	—
Insurance accruals	19,263	19,236
Other accruals	6,976	7,095
Total current liabilities	56,704	47,054
LONG-TERM LIABILITIES
Income taxes payable	$29,456	$31,323
Deferred income taxes, net	47,610	51,218
Insurance accruals less current portion	53,972	53,898
Total long-term liabilities	131,038	136,439
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued and outstanding 90,689 in 2010 and 2009	907	907
Additional paid-in capital	439	439
Retained earnings	381,723	371,650
Accumulated other comprehensive loss	(5,326)	(5,326)
	377,743	367,670
	$565,485	$551,163
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Operating Revenue	$115,617	$114,979

Operating Expenses
Salaries, wages, and benefits	$40,538	$44,059
Rent and purchased transportation	2,394	2,938
Fuel	29,540	24,558
Operations and maintenance	3,430	4,040
Operating taxes and licenses	1,823	2,284
Insurance and claims	2,951	3,514
Communications and utilities	902	996
Depreciation	15,723	11,814
Other operating expenses	2,992	3,403
Gain on disposal of property and equipment	(507)	(1,667)
Total Operating Expenses	99,786	95,939
Operating Income	15,831	19,040
Interest income	403	871
Income before income taxes	16,234	19,911
Federal and state income taxes	4,347	5,770
Net Income	$11,887	$14,141

Earnings per share	$0.13	$0.15

Weighted average shares outstanding	90,689	92,485

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Capital Stock, Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2010	$907	$439	$371,650	$(5,326)	$367,670
Net income	—	—	11,887	—	11,887
Dividends on common stock, $0.02 per share	—	—	(1,814)	—	(1,814)
Stock repurchase	—	—	—	—	—
Balance, March 31, 2010	$907	$439	$381,723	$(5,326)	$377,743

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$11,887	$14,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,723	11,814
Deferred income taxes	(4,215)	(1,538)
Gain on disposal of property and equipment	(507)	(1,667)
Changes in certain working capital items:
Trade receivables	(4,471)	2,316
Prepaid expenses and other current assets	(491)	(1,237)
Accounts payable, accrued liabilities, and accrued expenses	2,326	1,215
Accrued income taxes	8,463	6,502
Net cash provided by operating activities	28,715	31,546
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,659	4,436
Purchases of property and equipment, net of trades	(160)	(2,523)
Maturity and calls of investments	5,194	1,758
Change in other assets	(48)	93
Net cash provided by investing activities	6,645	3,764
FINANCING ACTIVITIES
Stock repurchase	—	(45,360)
Net cash used in financing activities	—	(45,360)
Net increase (decrease) in cash and cash equivalents	35,360	(10,050)
CASH AND CASH EQUIVALENTS
Beginning of period	52,351	56,651
End of period	$87,711	$46,601
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$100	$807

Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$1,695
Purchased property and equipment in accounts payable	$90	$3,884
Common stock dividends declared in accounts payable	$1,814	$1,829

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 24, 2010. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2010.

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

Note 3. Segment Information

The Company has eleven regional operating divisions, in addition to operations at our corporate headquarters; however, it has determined that it has one reportable segment. The operating divisions are operated out of our ten office locations including our corporate headquarters. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of enterprise and related information and therefore has not presented separate financial information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and short-term investments totaling $5.8 million at March 31, 2010 and December 31, 2009, respectively, are included in other non-current assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Investments

As of March 31, 2010 and December 31, 2009, primarily all of the Company's long-term investment balance was invested in tax free auction rate student loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 37 years as of March 31, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities and are rated investment grade by recognized rating agencies.

As of March 31, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $50.7 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $5.2 million received in the quarter ended March 31, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2010, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of March 31, 2010 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the March 31, 2010 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of March 31, 2010 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The underlying factors to the cash flow models used by the Company were as follows:

	March 31, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	0.60-5.61%	0.69-4.99%
Discount rate	0.38-2.14%	0.74-2.07%
Liquidity discount rate	0.40-3.0%	0.40-3.0%

There were not any significant changes in fair value during the quarter ended March 31, 2010.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate securities continues to occur in secondary markets, which were considered in the Company's fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters ended March 31, 2010 and 2009.

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

Approximately 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities prior to the Company's exercise of the put option, the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintained the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company has elected to report the acquired put option at fair value as a stand-alone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the quarter ended March 31, 2010.  These securities have been classified as short-term investments per the consolidated balance sheets as of March 31, 2010 and December 31, 2009, as the Company may exercise the call provision beginning in July 2010.

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

Since auction failures began in February 2008, the Company has received approximately $50.7 million as the result of partial calls by issuers.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

Subsequent to March 31, 2010 the Company has received notice of redemptions from certain bond issuers totaling $8.4 million, at par, anticipated to be received during the quarter ending June 30, 2010.

Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold approximately 97% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

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

All of the auction rate securities are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity.  Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements. Regulatory agencies continue to monitor the settlement terms and progress of the respective financial institutions towards this goal.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2010.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)
	2010	2009
Balance, January 1,	$147,419	$171,122
Settlements	(5,200)	(1,650)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss	—	—
Balance, March 31,	$142,219	$169,472

Municipal bonds are classified as held to maturity and therefore are carried at amortized cost. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of investments at March 31, 2010 and December 31, 2009 were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2010:
Current:
Municipal Bonds	$355	$—	$—	$355
Auction rate student loan educational bonds	4,500	—	—	4,500
	$4,855	$—	$—	$4,855
Long-term:
Municipal Bonds	$242	—	—	$242
Auction rate student loan educational bonds	143,300	—	5,581	137,719
	143,542	—	5,581	137,961
	148,397	—	5,581	142,816

December 31, 2009:
Current:
Municipal Bonds	$345	$—	$—	$345
Auction rate student loan educational bonds	6,781	—	—	6,781
	$7,126	$—	$—	$7,126
Long-term:
Municipal Bonds	$246	—	—	246
Auction rate student loan educational bonds	146,219	—	5,581	140,638
	146,465	—	5,581	140,884
	153,591	—	5,581	148,010

The contractual maturities, announced calls, and put options of held-to-maturity and available-for-sale securities at March 31, 2010 are as follows:
	Fair Value	Amortized Cost
Due within one-year	$4,855	$4,855
Due after one year through five years	3,221	3,342
Due after five years through ten years	—	—
Due after ten years through September 1, 2047	134,740	140,200
	$142,816	$148,397

Note 6. Fuel Hedging

In February 2007, the Board of Directors authorized the Company to begin hedging activities related to projected future purchases of diesel fuel. During the quarter ended March 31, 2009, the Company contracted with an unrelated third party to hedge changes in forecasted future cash flows related to fuel purchases.   The hedge of changes in forecasted future cash flows was transacted through the use of certain swap derivative financial instruments.  The Company accounts for derivative instruments in accordance with the authoritative guidance on derivatives and hedging and designated such swaps as cash flow hedges.   The cash flow hedging strategy was implemented mainly to reduce the Company's exposure to significant changes, including upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which is not recoverable through fuel surcharge agreements.

Use of these hedging instruments was limited and there has not been any further cash flow hedges after the contract opened in the first quarter of 2009 was settled in the second quarter of 2009. As of March 31, 2010 there were no open unsettled cash flow hedges.

The following table details the effect of derivative financial instruments on the statement of income for the quarter ended March 31, 2009.  As there were not any derivative instruments outstanding during the quarter ended March 31, 2010 there were no effects of derivative financial instruments on the statement of income for the quarter ended March 31, 2010.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Fuel contract	$206	Fuel Expense	$—	Fuel Expense	$1

Note 7. Property, Equipment and Depreciation

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

Note 9. Dividends

On March 11, 2010, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.8 million, payable April 6, 2010 to shareholders of record at the close of business on March 25, 2010. On April 6, 2010, the Company paid the $1.8 million dividend.

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

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded a valuation allowance of $1.7 million at March 31, 2010 and $1.7 million at December 31, 2009 related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair market value. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss. The above mentioned allowance did not impact the consolidated statement of income for the quarters ended March 31, 2010 and 2009. The Company has not recorded a valuation allowance against any other deferred tax assets. In management's opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company's history of profitability, taxable income, and reversal of deferred tax liabilities.

The total amount of gross unrecognized tax benefits was $19.6 million at March 31, 2010 and $20.8 million at December 31, 2009. Of this amount, $12.8 million and $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2010 and December 31, 2009. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries. Unrecognized tax benefits were a net decrease of approximately $1.2 million and $0.4 million during the quarters ended March 31, 2010 and 2009, due mainly to the expiration of certain statutes of limitation net of additions. This had the effect of reducing the effective state tax rate during this period. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $9.8 million and $10.6 million at March 31, 2010 and December 31, 2009 and is included in income taxes payable. Net interest and penalties included in income tax expense for the three month period ended March 31, 2010 and March 31, 2009 was a benefit of approximately $0.7 million and $0.6 million respectively.

The Company's effective tax rate was 26.8% and 29.0%, respectively, in the three months ended March 31, 2010 and 2009. The decrease in the effective tax rate for the three months ending March 31, 2010 is primarily attributable to an increase in favorable income tax expense adjustment during 2010 compared to the same period of 2009 as a result of the roll off of certain state tax contingencies coupled with less income before tax during the current period compared to the same period of 2009.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of March 31, 2010, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $2.1 to $3.1 million during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2007 and forward. Tax years 2000 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11. Share Repurchases

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at March 31, 2010 and has no expiration date. During the quarter ended March 31, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were no share repurchases during the quarter ended March 31, 2010. At March 31, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

Note 12. Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. There were not any outstanding purchase commitments at March 31, 2010. Subsequent to March 31, 2010 the Company entered into a commitment to further upgrade the Company's existing tractor fleet. Delivery of the equipment is currently anticipated to begin in the second quarter of 2010 and continue into the fourth quarter of 2010. The total estimated net purchase commitment, net of trades, is currently estimated at $53.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed in the section entitled "Factors That May Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements contained in this Quarterly report. Any references to "we", "us", "our", "Heartland", or the "Company" or similar terms refer to Heartland Express, Inc. and its subsidiaries.

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operates eleven regional operating divisions that provide regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 71.9% and 73.2% of the 2010 and 2009 operating revenues for the respective periods ended March 31. The Company's newest regional operating center near Dallas, Texas opened in early January 2009. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The Company along with the industry experienced soft freight demand throughout 2009 which created downward pressures on freight rates including fuel surcharge revenue rates. The Company and industry continued to fight excess capacity along with decreased freight volumes during most of the first quarter of 2010 although the Company believes these recent trends have slightly improved although it is uncertain if the most recent trends will continue. Fuel continues to be the second highest cost of the Company's operations and will continue to be one of our focal points of cost management. The U.S. average price of diesel fuel in the first quarter of 2010 was $2.85 compared to an average price of $2.19 in the comparative period of 2009. There was an increasing trend in the average price of fuel throughout 2009 which continued throughout the first quarter of 2010. The Company has implemented fuel initiative strategies to effectively manage fuel costs. These initiatives include encouraging fueling at terminal locations rather than over-the-road purchases to take advantage of bulk fuel purchases when cost effective to do so, reduction of tractor idle time, and controlling out-of-route miles. Our fuel expense increased $5.0 million, or 20.3% in comparison to the first quarter of 2009 while average diesel prices increased 30.6%. We reduced our fuel purchases by 1.0 million gallons, an 8.1% decrease from the first quarter of 2009. At March 31, 2010, the Company's tractor fleet had an average age of 1.6 years while the trailer fleet had an average age of 5.87 years. The average age of our fleet will improve throughout the year as we anticipate the purchase of new 2011 International Pro Star tractors beginning in the second quarter of 2010. The Company continues to see the operating benefits of the tractors acquired in 2008 and 2009 compared to earlier models through idle controls and fuel efficiency. The anticipated tractors to be delivered in 2010 will continue to replace the older, less fuel efficient tractors in our fleet. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

The Company ended the first quarter of 2010 with operating revenues of $115.6 million, including fuel surcharges, net income of $11.9 million, and earnings per share of $0.13 on average outstanding shares of 90.7 million. The Company posted a 86.3% operating ratio (operating expenses as a percentage of operating revenues) and a 10.3% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $230.5 million million and a debt-free balance sheet. The Company had total assets of $565.5 million at March 31, 2010. The Company achieved a return on assets of 10.0% and a return on equity of 15.5% for the twelve months ended March 31, 2010, compared to the twelve months ended March 31, 2009 which were 13.1% and 21.0%, respectively. The Company's cash flow from operations for the first three months of 2010 of $28.7 million represented a 9.0% decrease from the same period of 2009 mainly due to working capital items specifically increased accounts receivable and decreased accrued expense. The Company's cash flow from operations was 24.8% of operating revenues for the quarter ended March 31, 2010 compared to 27.4% for the same period in 2009.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.
	Three Months Ended
	March 31,
	2010	2009
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	35.1%	38.3%
Rent and purchased transportation	2.1	2.6
Fuel	25.5	21.4
Operations and maintenance	3.0	3.5
Operating taxes and licenses	1.6	2.0
Insurance and claims	2.6	3.1
Communications and utilities	0.8	0.9
Depreciation	13.6	10.3
Other operating expenses	2.6	3.0
Gain on disposal of property and equipment	(0.4)	(1.4)
Total operating expenses	86.3%	83.4%
Operating income	13.7%	16.6%
Interest income	0.3	0.8
Income before income taxes	14.0%	17.3%
Federal and state income taxes	3.8	5.0
Net income	10.3%	12.3%

The following is a discussion of the results of operations of the three month period ended March 31, 2010 compared with the same period in 2009.

Three Months Ended March 2010 and 2009

Operating revenue increased $0.6 million (0.6%), to $115.6 million in the first quarter of 2010 from $115.0 million in the first quarter of 2009. The increase in operating revenue resulted from the net effect of an increase in fuel surcharge revenue of $5.1 million, as a direct result in increased fuel costs, and a decrease in line haul revenue of approximately $4.0 million mainly due to a reduction in fleet miles as a direct result of an overall decline in market demand for freight period over period. The increase in fuel surcharge revenue from $11.4 million to $16.5 million in the first quarter of 2010 was mostly due to the result of increases in the national average fuel prices for the two comparative periods.

Salaries, wages, and benefits decreased $3.5 million (8.0%), to $40.5 million in the first quarter of 2010 from $44.1 million in the first quarter of 2009. Driver wages decreased $1.9 million, (6.2%) due to a decrease in total fleet miles as a direct result of an overall decline in market demand for freight and a decrease in total fleet average driver wage pay per mile due to pay rate changes on new drivers that began in the second quarter of 2009. The mix of the number of employee drivers to independent contractors increased from a mix of 96% company drivers and 4% independent contracts during the first quarter of 2009 to 97% company drivers and 3% independent contractors during the same period of 2010. Workers' compensation expense decreased $1.8 million to $1.0 million in the quarter ended March 31, 2010 from $2.8 million in for the same period in 2009 due to a decrease in frequency and severity of claims. Non-driver payroll and benefits increased $0.2 million due to an increase of health insurance expense of $0.7 million offset by lower non-driver payroll of $0.5 million in 2010 compared to 2009.

Rent and purchased transportation decreased $0.5 million (18.5%), to $2.4 million in the first quarter of 2010 from $2.9 million in the first quarter of 2009. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. Purchased transportation decreased approximately $0.5 million during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due mainly to a decrease in the miles driven by independent contractors.

Fuel increased $5.0 million (20.3%), to $29.5 million for the three months ended March 31, 2010 from $24.6 million for the same period of 2009. The increase is the result of increased fuel prices offset by decreased miles driven combined with an increased fuel efficiency of our revenue equipment due to new equipment and our initiatives to reduce fuel consumed in idle time and out of route trips. As a result of our fuel cost saving initiatives, the Company's fuel cost per company-owned tractor mile increased 24.2% in first quarter of 2010 compared to 2009 while the national average of fuel costs per the U.S. Department of Energy increased 30.6% comparing the same two periods. Fuel cost per mile, net of fuel surcharge, increased approximately 3.0% in the first quarter of 2010 compared to 2009.

Operations and maintenance, operating taxes and licenses, insurance and claims, and communications and utilities remained mostly unchanged at a collective $9.1 million compared to $10.8 million for the same period of 2009.

Depreciation increased $3.9 million (33.1%), to $15.7 million during the first quarter of 2010 from $11.8 million in the first quarter of 2009. The increase is mainly attributable to tractor purchases throughout the fourth quarter of 2008 and all of 2009. As tractors are depreciated on the declining balance method, depreciation expense each year after the year of initial purchase declines. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are being depreciated using the 125% declining balance method. Tractor depreciation increased $4.6 million to $13.0 million in the quarter ended March 31, 2010 from $8.4 million in the quarter ended March 31, 2009. During the fourth quarter of 2008 and all of 2009 the Company has placed in service 2,075 new tractors which have a higher base cost than previous tractors purchased and are mostly in the first year of depreciation. All other depreciation decreased $0.7 million mainly attributable to trailers becoming fully depreciated based on the aging of the trailer fleet.

Other operating expenses decreased $0.4 million (12.1%), to $3.0 million in the first quarter of 2010 from $3.4 million in the first quarter of 2009. Other operating expenses consists of costs incurred for advertising expense, freight handling, highway tolls, driver recruiting expenses, and administrative costs, which have decreased mainly due to decreases of highway tolls, advertising and freight handling charges due to lower volumes of business and miles driven.

Gain on the disposal of property and equipment decreased $1.2 million (69.6%), to $0.5 million during the first quarter of 2010 from $1.7 million in the first quarter of 2009. The decrease in gains during the first quarter of 2010 compared to the first quarter of 2009 was directly attributable to the decrease in sales/trades of revenue equipment during 2010 compared to similar activity in the first quarter of 2009.

Interest income decreased $0.5 million (53.7%), to $0.4 million in the first quarter of 2010 from $0.9 million in the same period of 2009. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2009, and continued into 2010 as well.

The Company's effective tax rate was 26.8% and 29.0%, respectively, in the first quarter of 2010 and 2009. The decrease in the effective tax rate for the three months ending March 31, 2010 is primarily attributable to an increase in favorable income tax expense adjustment during 2010 compared to the same period of 2009 as a result of the roll off of certain state tax contingencies coupled with less income before tax during the current period compared to the same period of 2009.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 86.3% during the first quarter of 2010 compared with 83.4% during the first quarter of 2009. Net income decreased $2.3 million (15.9%), to $11.9 million during the first quarter of 2010 from $14.1 million during the first quarter of 2009.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and 2009. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the period ended March 31, 2010, was net cash provided by operating activities of $28.7 million compared to $31.5 million in 2009 due primarily to net decreases in working capital items. The net decrease in cash provided by operating assets and liabilities for the first quarter of 2010 compared to the same period of 2009 was primarily the result of an increase in accounts receivable balances offset by increases in accrued expense items, mainly income tax accruals. Cash flow from operating activities was 24.8% of operating revenues in 2010 compared with 27.4% in 2009.

Capital expenditures for property and equipment, net of trade-ins, totaled $0.2 million for the first quarter of 2010 compared to $2.5 million during the same quarter of 2009. Cash receipts from sales of equipment decreased $2.8 million period over period due to the level of sale activity. There were not any significant capital expenditures during the first quarter of 2010. The Company received $5.2 million in cash during the first quarter of 2010 related to partial calls of ARS compared to $1.7 million in partial calls during the same period of 2009. Subsequent to March 31, 2010 the Company entered into a commitment to further upgrade the Company's existing tractor fleet. Delivery of the equipment is currently anticipated to begin in the second quarter of 2010 and continue into the fourth quarter of 2010. The total estimated net purchase commitment, net of trades, is currently estimated at $53.4 million.

The Company did not pay any dividends during the first quarter of 2010 or 2009. The dividends declared in the fourth quarters 2008 and 2009 were paid in the fourth quarters of 2008 and 2009. The Company declared a $1.8 million cash dividend in March 2010, included in accounts payable and accrued liabilities at March 31, 2010, which was paid on April 6, 2010.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at March 31, 2010 and has no expiration date. During the quarter ended March 31, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were no share repurchases during the quarter ended March 31, 2010. At March 31, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $0.1 million in 2010 which was lower than income taxes paid during the same period in 2009 of $0.8 million due to less taxes due with tax returns filed during the quarter ended March 31, 2010 compared to the same period of 2009.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company's balance sheet remains debt free. The Company ended the quarter with $230.5 million in cash, cash equivalents and investments an increase of $30.1 million from December 31, 2009. This increase was mainly driven by cash generated from operating activities.

As of March 31, 2010 and December 31, 2009, primarily all of the Company's long-term investment balance was invested in tax free, auction rate student loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 37 years as of March 31, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. The majority, (approximately 97% at par) of the underlying investments are backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies. The remaining 3% of the student loan auction rate securities portfolio are insurance backed securities and are rated as investment grade by recognized rating agencies.

As of March 31, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $50.7 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $5.2 million received in the quarter ended March 31, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2010, there were not any observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of March 31, 2010 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the March 31, 2010 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The estimated fair value of the underlying investments as of March 31, 2010 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The underlying factors to the cash flow models used by the Company were as follows:

	March 31, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	0.60-5.61%	0.69-4.99%
Discount rate	0.38-2.14%	0.74-2.07%
Liquidity discount rate	0.40-3.0%	0.40-3.0%

There were not any significant changes in fair value during the quarter ended March 31, 2010.  The Company obtained an understanding of assumptions in models used by third party financial institutions to estimate fair value and considered these assumptions in the Company's cash flow models but did not exclusively use the fair values provided by financial institutions based on their internal modeling.  The Company is aware that trading of student loan auction rate securities continues to occur in secondary markets, which were considered in the Company's fair value assessment. The Company has not listed any of its assets for sale on the secondary market.  The unrealized loss of $5.3 million, net of tax, is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters ended March 31, 2010 and 2009.

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

Approximately 3.0% (based on par value) was specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008.  By signing the settlement agreement, the Company relinquished its rights to bring any claims against the financial institution, as well, as its right to serve as a class representative or receive benefits under any class action.  Further, the Company no longer has the sole discretion and right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to the underlying securities.  As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which is exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   Should the financial institution sell or otherwise dispose of our securities prior to the Company's exercise of the put option, the Company will receive the par value of the securities plus accrued interest one business day after the transaction.  Upon signing the settlement agreement, the Company no longer maintained the intent and ability to hold the underlying securities for recovery of the temporary decline in fair value.  The Company has elected to report the acquired put option at fair value as a stand-

alone financial instrument separate from the underlying securities.  There was not any significant change in the value of the put option during the quarter ended March 31, 2010.  These securities have been classified as short-term investments per the consolidated balance sheets as of March 31, 2010 and December 31, 2009, as the Company may exercise the call provision beginning in July 2010.

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

Since auction failures began in February 2008, the Company has received approximately $50.7 million as the result of partial calls by issuers.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

Subsequent to March 31, 2010 the Company has received notice of redemptions from certain bond issuers totaling $8.4 million, at par, anticipated to be received during the quarter ending June 30, 2010.

Based on the Company's financial operating results, operating cash flows and debt free balance sheet, the Company has the ability and intent to hold such securities until recovery of the unrealized loss.

There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company continues to hold approximately 97% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.

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

All of the auction rate securities are held with financial institutions that have agreed in principle to settlement agreements with various regulatory agencies to provide liquidity.  Although the principles of the respective settlement agreements focus mostly on small investors (generally companies and individual investors with auction rate security assets less than $25 million) the respective settlements state the financial institutions will work with issuers and other interested parties to use their best efforts to provide liquidity solutions to companies not specifically covered by the principle terms of the respective settlements. Regulatory agencies continue to monitor the settlement terms and progress of the respective financial institutions towards this goal.

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

Net working capital for the quarter ended March 31, 2010 increased by $24.4 million over December 31, 2009 largely due to an increase in cash and cash equivalents based on reasons explained above. Management anticipates that purchase commitments for new revenue equipment will be funded with current cash on hand and cash generated from operations and will be completed during 2010. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

Off-Balance Sheet Transactions

The Company's liquidity is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2009, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.
Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.
Our growth may not continue at historic rates.
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

Seasonality and the impact of weather affect our operations profitability.
Ongoing insurance and claims expenses could significantly reduce our earnings.
We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of March 31, 2010, ($148.4 million amortized costs), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.5 million.

The Company has no debt outstanding as of March 31, 2010 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended March 31, 2010 and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $13.6 million for the period ended March 31, 2010 and 2009 or 16.1% and 15.7%, respectively, of the Company's total net operating expenses, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
1.	Report on Form 8-K, dated January 28, 2010, announcing the Company's financial results for the quarter and year ended December 31, 2009.
2.	Report on Form 8-K, dated March 12, 2010, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date: May 7, 2010	BY: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal accounting and financial officer)