Form 10-Q
period 2010-06-30
HEARTLAND EXPRESS INC
filed 2010-08-06
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2010
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

At August 5, 2010, there were 90,688,621 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	June 30, 2010	December 31, 2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$116,271	$52,351
Short-term investments	36,030	7,126
Trade receivables, net	42,592	37,361
Prepaid tires	4,526	6,579
Other current assets	5,129	1,923
Income tax receivable	1,363	4,658
Deferred income taxes, net	13,911	14,516
Total current assets	219,822	124,514
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	5,278	5,295
Revenue equipment	349,174	361,797
	400,924	413,564
Less accumulated depreciation	163,680	138,394
Property and equipment, net	237,244	275,170
LONG-TERM INVESTMENTS	102,939	140,884
GOODWILL	4,815	4,815
OTHER ASSETS	6,292	5,780
	$571,112	$551,163
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,467	$6,953
Compensation and benefits	16,745	13,770
Insurance accruals	19,980	19,236
Other accruals	6,849	7,095
Total current liabilities	52,041	47,054
LONG-TERM LIABILITIES
Income taxes payable	$26,362	$31,323
Deferred income taxes, net	44,358	51,218
Insurance accruals less current portion	56,023	53,898
Total long-term liabilities	126,743	136,439
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued and outstanding 90,689 in 2010 and 2009	907	907
Additional paid-in capital	439	439
Retained earnings	396,563	371,650
Accumulated other comprehensive loss	(5,581)	(5,326)
	392,328	367,670
	$571,112	$551,163
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenue	$127,411	$116,974	$243,028	$231,953

Operating expenses
Salaries, wages, and benefits	$42,320	$42,938	$82,858	$86,997
Rent and purchased transportation	2,533	2,806	4,927	5,744
Fuel	31,012	25,086	60,552	49,644
Operations and maintenance	4,141	4,314	7,571	8,354
Operating taxes and licenses	2,202	2,433	4,025	4,716
Insurance and claims	5,422	4,625	8,373	8,139
Communications and utilities	860	906	1,762	1,902
Depreciation	15,379	13,160	31,102	24,974
Other operating expenses	3,535	3,188	6,527	6,591
Gain on disposal of property and equipment	(2,026)	(4,190)	(2,533)	(5,857)
Total operating expenses	105,378	95,266	205,164	191,204
Operating income	22,033	21,708	37,864	40,749
Interest income	416	563	819	1,434
Income before income taxes	22,449	22,271	38,683	42,183
Federal and state income taxes	5,796	4,656	10,143	10,427
Net income	$16,653	$17,615	$28,540	$31,756

Earnings per share	$0.18	$0.19	$0.31	$0.35

Weighted average shares outstanding	90,689	90,689	90,689	91,582

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Capital Stock, Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2010	$907	$439	$371,650	$(5,326)	$367,670
Comprehensive income:
Net income	—	—	28,540	—	28,540
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(255)	(255)
Total comprehensive income					28,285
Dividends on common stock, $0.04 per share	—	—	(3,627)	—	(3,627)
Balance, June 30, 2010	$907	$439	$396,563	$(5,581)	$392,328

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$28,540	$31,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,102	24,974
Deferred income taxes	(6,510)	2,783
Gain on disposal of property and equipment	(2,533)	(5,857)
Changes in certain working capital items:
Trade receivables	(5,231)	(81)
Prepaid expenses and other current assets	(1,153)	(2,925)
Accounts payable, accrued liabilities, and accrued expenses	5,386	1,810
Accrued income taxes	(1,666)	(7,183)
Net cash provided by operating activities	47,935	45,277
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9,429	—
Purchases of property and equipment, net of trades	(160)	(21,029)
Maturity and calls of investments	26,450	10,901
Purchases of investments	(17,409)	—
Change in other assets	(512)	(45)
Net cash provided by (used in) investing activities	17,798	(10,173)
FINANCING ACTIVITIES
Cash dividend	(1,813)	(1,815)
Stock repurchase	—	(45,360)
Net cash used in financing activities	(1,813)	(47,175)
Net increase (decrease) in cash and cash equivalents	63,920	(12,071)
CASH AND CASH EQUIVALENTS
Beginning of period	52,351	56,651
End of period	$116,271	$44,580
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$18,320	$14,827

Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$13,320
Purchased property and equipment in accounts payable	$88	$3,560
Common stock dividends declared in accounts payable	$1,814	$1,829

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 24, 2010. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2010.

Note 2. Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the six months ended June 30, 2010.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and short-term investments totaling $6.3 million at June 30, 2010 and $5.8 million at December 31, 2009, respectively, are included in other non-current assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Investments

As of June 30, 2010 and December 31, 2009, primarily all of the Company's short-term and long-term investment balances were invested in tax free auction rate student ("ARS") loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 37 years as of June 30, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of June 30, 2010 96% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies. Approximately all of the remaining 4% of the ARS portfolio, at par, were insurance backed securities, were rated investment grade by recognized rating agencies, and were specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which was exercisable during the period starting on June 30, 2010 through July 2, 2012, plus accrued interest.   There was not any significant change in the value of the put option during the quarter ended June 30, 2010.  The Company exercised it's put option subsequent to June 30, 2010 and $4.5 million, at par, plus accrued interest was received. These securities have been classified as short-term investments per the consolidated balance sheets as of June 30, 2010 and December 31, 2009, as the Company had the option to exercise the call provision beginning in July 2010. Subsequent to Company exercising the put option and other calls received after June 30, 2010 the Company's ARS portfolio is now comprised of 99.4% holdings backed by the U.S. government and AAA (or equivalent) ratings from recognized rating agencies.

As of June 30, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $90.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $21.3 million and $26.5 million received in the three and six months ended June 30, 2010, respectively, and $18.2 million received subsequent to June 30, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of June 30, 2010, was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the June 30, 2010, measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's consideration of its own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The following table summarizes estimated changes to fair value of ARS assuming changes to underlying input factors in the Company's internal cash flow models as of June 30, 2010.

±	50 basis points in rate of return	not material
±	50 basis points in discount rate	not material
±	50 basis points in liquidity discount rate	not material

The insurance backed securities generally carried lower rates of return and lower discount rates in the Company's cash flow models due to the estimated term of these investments being held. These investments were part of a settlement agreement between the Company and a financial institution entered into in the fourth quarter of 2008 and finalized when the Company exercised its put option in early July 2010. All securities associated with this put option were recorded at par value as of June 30, 2010 and the Company received par value on these securities subsequent to June 30, 2010. Also during the quarter the Company received calls, at par, of investments that held credit ratings of less than AAA. After the calls received during the quarter ended June 30, 2010 and the exercise of the put option in early July 2010 covering all insurance backed securities, the Company's ARS portfolio consisted of 99.4% of AAA rated securities. Therefore, the Company has presented the input assumptions used in the Company's internal cash flow models in two separate tables below. The first table shows the input factors in the Company's cash flow models as of June 30, 2010 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2009 which included insurance backed securities as well as other non AAA rated securities. The second table shows the input factors in the Company's cash flow models as of June 30, 2010 for the remaining ARS investments compared to the input factors used in cash flow models as of December 31, 2009 without any insurance backed investment or investments with less than AAA credit rating input factors which management concluded was a better presentation for comparison of what the ARS portfolio is subsequent to June 30, 2010.

Input factors used in Company models of all securities held as of June 30, 2010 (excluding assets covered by a settlement agreement which was executed at par value subsequent to June 30, 2010) and December 31, 2009:

	June 30, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	1.31-4.19%	0.69-4.99%
Discount rate	0.64-1.75%	0.74-2.07%
Liquidity discount rate	0.35-0.80%	0.40-3.0%

Input factors used in Company models of all AAA rated securities held as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	1.31-4.19%	1.57%-4.37%
Discount rate	0.64-1.75%	1.14%-2.97%
Liquidity discount rate	0.35-0.80%	0.40%-0.90%

The estimated fair value of the underlying investments as of June 30, 2010 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities.

The unrealized loss of $5.58 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters and six months ended June 30, 2010 and 2009. The adjustment to accumulated other comprehensive loss during the quarter ended was the result of increasing the valuation allowance related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair value. This valuation allowance was recorded as the Company did not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance and any adjustments are also recorded through accumulated other comprehensive loss. During the quarter ended June 30, 2010 the Company concluded it would not be able to utilize the remaining deferred tax asset generated by the fair value adjustment. As such, during the quarter ended June 30, 2010 the Company increased the valuation allowance $0.3 million to fully reserve the deferred tax asset associated specifically with the write-down of auction rate securities to fair value.

The Company has evaluated the unrealized loss on securities to determine whether the decline in estimated fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Current market activity and the lack of severity or extended decline do not warrant such action at this time.
•
Since auction failures began in February 2008, the Company has received approximately $90.2 million as the result of partial calls by issuers which includes $18.2 million in calls, at par, received subsequent to June 30, 2010.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.
•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities and it is not more likely than not to be required to sell the securities before they recover their value.
•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  After partial calls and settlements subsequent to June 30, 2010, the Company holds approximately 99% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.
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

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. Approximately 96% (based on par value) of our auction rate security investments as of June 30, 2010 were not covered by the terms of the above mentioned settlement agreements.  Subsequent to June 30, 2010 100% of our auction rate security investments are not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    Subsequent to June 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of July 20, 2010 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2010 and 2009.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)
	2010	2009
Balance, January 1,	$147,419	$171,122
Settlements	(26,450)	(10,800)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss	—	—
Balance, June 30,	$120,969	$160,322

Municipal bonds and certificate of deposits are classified as held to maturity and therefore are carried at amortized cost. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of investments at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2010:
Current:
Municipal bonds	$—	$—	$—	$—
Certificates of deposit	18,000	—	—	18,000
Auction rate student loan educational bonds	18,030	—	—	18,030
	$36,030	$—	$—	$36,030
Long-term:
Municipal bonds	$—	—	—	$—
Auction rate student loan educational bonds	108,520	—	5,581	102,939
	108,520	—	5,581	102,939
	144,550	—	5,581	138,969

December 31, 2009:
Current:
Municipal bonds	$345	$—	$—	$345
Auction rate student loan educational bonds	6,781	—	—	6,781
	$7,126	$—	$—	$7,126
Long-term:
Municipal bonds	$246	—	—	246
Auction rate student loan educational bonds	146,219	—	5,581	140,638
	146,465	—	5,581	140,884
	153,591	—	5,581	148,010

The contractual maturities, announced calls, and put options of held-to-maturity and available-for-sale securities at June 30, 2010 are as follows:

	Fair Value	Amortized Cost
Due within one-year	$36,030	$36,030
Due after one year through five years	1,432	1,500
Due after five years through ten years	—	—
Due after ten years through September 1, 2047	101,507	107,020
	$138,969	$144,550

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

Use of these hedging instruments was limited and there has not been any further cash flow hedges after the contract opened in the first quarter of 2009 was settled in the second quarter of 2009. As of June 30, 2010 there were no open unsettled cash flow hedges.

The following table details the effect of derivative financial instruments on the statement of income for the six months ended June 30, 2009.  As there were not any derivative instruments outstanding during the quarter ended June 30, 2010 there were no effects of derivative financial instruments on the statement of income for the quarter ended June 30, 2010.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Fuel contract	$—	Fuel Expense	$—	Fuel Expense	$561

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

Note 9. Dividends

On June 11, 2010, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share, approximately $1.8 million, payable July 2, 2010 to shareholders of record at the close of business on June 22, 2010. On July 2, 2010, the Company paid the $1.8 million dividend.

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

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded a valuation allowance of $1.9 million at June 30, 2010 and $1.7 million at December 31, 2009 related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair value. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss. The above mentioned allowance did not impact the consolidated statement of income for the quarters ended June 30, 2010 and 2009. The Company has not recorded a valuation allowance against any other deferred tax assets. In management's opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company's history of profitability, taxable income, and reversal of deferred tax liabilities.

The total amount of gross unrecognized tax benefits was $17.6 million at June 30, 2010 and $20.8 million at December 31, 2009. Of this amount, $11.4 million and $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2010 and December 31, 2009. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries. Unrecognized tax benefits were a net decrease of approximately $2.1 million and $2.4 million during the quarters ended June 30, 2010 and 2009, and approximately $3.2 million and $2.7 million during the six months ended June 30, 2010 and 2009 due mainly to the expiration of certain statutes of limitation, net of additions. This had the effect of reducing the effective state tax rate during these periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $8.8 million and $10.6 million at June 30, 2010 and December 31, 2009 and is included in income taxes payable. Net interest and penalties included in income tax expense for the three month period ended June 30, 2010 and 2009 was a benefit of approximately $1.0 million and $1.4 million respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2010 and 2009 was $1.8 million and $1.9 million respectively.

The Company's effective tax rate was 25.8% and 20.9%, respectively, in the three months ended June 30, 2010 and 2009. The Company's effective tax rate was 26.2% and 24.7%, respectively, in the six months ended June 30, 2010 and 2009. The increase in the effective tax rate for the three and six months ended June 30, 2010 was primarily attributable to a decrease in favorable income tax expense adjustment during 2010 compared to the same period of 2009 as a result of the roll off of certain state tax contingencies coupled without a significant change in income before tax during the current period compared to the same period of 2009.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of June 30, 2010, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2007 and forward. Tax years 2000 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11. Share Repurchases

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at June 30, 2010 and has no expiration date. During the six months ended June 30, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were no share repurchases during the quarter and six months ended June 30, 2010. At June 30, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

Note 12. Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. The Company has entered into a commitment to further upgrade the Company's existing tractor fleet. Delivery of the equipment will begin in the third quarter and is currently scheduled to continue into the fourth quarter of 2010. The total estimated net purchase commitment, net of trades, is currently estimated at $53.4 million.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operates eleven regional operating divisions that provide regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 70.8% and 72.6% of the operating revenues for the three month periods ended June 30, 2010 and 2009 respectively. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 71.3% and 72.9% of the operating revenues for the six month periods ended June 30, 2010 and 2009, respectively. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers. The Company's newest regional operating center near Dallas, Texas opened in early January 2009. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The Company, along with the industry, experienced soft freight demand throughout 2009 and into the first quarter of 2010 which created downward pressures on freight rates including fuel surcharge revenue rates. The excess capacity within the industry declined throughout the current quarter as industry freight volumes increased throughout the quarter. The Company experienced stabilizing freight rates throughout the quarter and equipment utilization improved compared to the first three months of 2010 and the second quarter of 2009. Fuel expense continues to be one of the Company's focal points of cost management. The U.S. average price of diesel fuel in the second quarter of 2010 was $3.03 compared to an average price of $2.34 in the comparative period of 2009. For the six months ended June 30, 2010 and 2009 the U.S. average price of fuel was $2.94 compared to $2.26, a 30% increase. The Company has been focusing on implementing fuel initiative strategies over the past twelve months to effectively manage fuel costs. These initiatives include; (1) making strategic fueling decisions across our fleet whether it be at our terminal locations taking advantage of bulk fuel purchase pricing or over-the-road purchases based on routing and fuel pricing, (2) reduction of tractor idle time through monitoring and new tractors with idle control technology, and (3) controlling out-of-route miles. We continue to see benefits from these initiatives during 2010. For the three months ended June 30, 2010, our fuel expense increased $5.9 million, or 23.6% in comparison to the second quarter of 2009, while average diesel prices increased 29.4%. Comparing the second quarter periods ended June 30, 2010 and 2009, the Company reduced fuel purchases by 0.5 million gallons or 4.2% on increased miles. The Company continues to experience improved fleet fuel economy as a result of the latest fleet upgrades that took place throughout 2009.

At June 30, 2010, the Company's tractor fleet had an average age of 1.79 years while the trailer fleet had an average age of 6.11 years. The average age of our fleet will improve throughout the year as we anticipate the purchase of new 2011 International Pro Star tractors starting in the third quarter of 2010. As discussed above, the Company continues to see the operating benefits of the tractors acquired in the fourth quarter of 2008 and throughout 2009 compared to earlier models through idle controls and fuel efficiency. The anticipated tractors to be delivered in 2010 will continue to replace the older, less fuel efficient tractors in our fleet.

The Company ended the three months ended June 30, 2010 with operating revenues, including fuel surcharges, of $127.4 million, net income of $16.7 million, and earnings per share of $0.18 on average outstanding shares of 90.7 million. The Company posted an 82.7% operating ratio (operating expenses as a percentage of operating revenues) and a 13.1% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $255.2 million and a debt-free balance sheet. The Company had total assets of $571.1 million at June 30, 2010. The Company achieved a return on assets of 9.7% and a return on equity of 14.6% for the twelve months ended June 30, 2010, compared to the twelve months ended June 30, 2009 which were 12.9% and 20.2%, respectively. The Company's cash flow from operations for the first six months of 2010 of $47.9 million represented a 5.9% increase from the same period of 2009 which was the net result of a reduction in net income and non-cash items, $3.1 million, offset by increases in working capital items, $5.7 million. The Company's cash flow from operations was 19.7% of operating revenues for the six months ended June 30, 2010 compared to 19.5% for the same period in 2009.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	33.2%	36.7%	34.1%	37.5%
Rent and purchased transportation	2.0	2.4	2.0	2.5
Fuel	24.3	21.4	24.9	21.4
Operations and maintenance	3.3	3.7	3.1	3.6
Operating taxes and licenses	1.7	2.1	1.7	2.0
Insurance and claims	4.3	4.0	3.4	3.5
Communications and utilities	0.7	0.8	0.7	0.8
Depreciation	12.1	11.3	12.8	10.8
Other operating expenses	2.8	2.7	2.7	2.8
Gain on disposal of property and equipment	(1.6)	(3.6)	(1.0)	(2.5)
Total operating expenses	82.7%	81.4%	84.4%	82.4%
Operating income	17.3%	18.6%	15.6%	17.6%
Interest income	0.3	0.5	0.3	0.6
Income before income taxes	17.6%	19.0%	15.9%	18.2%
Federal and state income taxes	4.5	4.0	4.2	4.5
Net income	13.1%	15.1%	11.7%	13.7%

The following is a discussion of the results of operations of the three and six month periods ended June 30, 2010 compared with the same periods in 2009.

Three Months Ended June 2010 and 2009

Operating revenue increased $10.4 million (8.9%), to $127.4 million in the second quarter of 2010 from $117.0 million in the second quarter of 2009. The increase in operating revenue resulted from an increase in fuel surcharge revenue of $7.7 million and an increase in line haul revenue of approximately $2.7 million split between an increase in fleet miles and an increase in rate per total fleet miles mostly due to a reduction in deadhead miles. The increase in fuel surcharge revenue from $12.0 million to $19.7 million in the second quarter of 2010 was mostly due to the result of increases in the national average fuel prices for the two comparative periods.

Salaries, wages, and benefits decreased $0.6 million (1.4%), to $42.3 million in the second quarter of 2010 from $42.9 million in the second quarter of 2009. Driver wages decreased $0.3 million, (1.0%) due mainly to a decrease in average driver wage pay per mile due to pay rate changes on new drivers that began after the second quarter of 2009. The mix of the number of employee drivers to independent contractors increased from a mix of 96% company drivers and 4% independent contracts during the second quarter of 2009 to 97% company drivers and 3% independent contractors during the same period of 2010. Workers' compensation expense increased $0.4 million to $1.5 million in the quarter ended June 30, 2010 from $1.1 million in for the same period in 2009 due to an increase in frequency and severity of claims. Non-driver payroll and benefits decreased $0.7 million due mainly to a decrease of health insurance expense of $0.6 million in 2010 compared to 2009.

Rent and purchased transportation decreased $0.3 million (9.7%), to $2.5 million in the second quarter of 2010 from $2.8 million in the second quarter of 2009. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. Purchased transportation decreased approximately $0.3 million during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 due to a decrease in the miles driven by independent contractors offset by increased rates paid to independent contractors due to increased fuel stabilization rates.

Fuel increased $5.9 million (23.6%), to $31.0 million for the three months ended June 30, 2010 from $25.1 million for the same period of 2009. The increase is mainly the result of increased fuel prices combined with an increase in miles. The Company continues to see an increase in the fuel efficiency of our revenue equipment due to recent fleet upgrades and our initiatives to reduce fuel consumed in idle time and out of route trips. As a result of our fuel cost saving initiatives, the Company's fuel cost per company-owned tractor mile increased 21.1% in second quarter of 2010 compared to 2009 while the national average of fuel costs per the U.S. Department of Energy increased 29.4% comparing the same two periods.

Insurance and claims increased $0.8 million, (17.2%), to $5.4 million from $4.6 million due to an increase in frequency and severity of claims. Operations and maintenance, operating taxes and licenses, communications and utilities, and other operating expenses remained mostly unchanged at a collective $10.7 million compared to $10.8 million for the same period of 2009.

Depreciation increased $2.2 million (16.9%), to $15.4 million during the second quarter of 2010 from $13.2 million in the second quarter of 2009. The increase is mainly attributable to tractor purchases throughout the fourth quarter of 2008 and all of 2009. As tractors are depreciated on the declining balance method, depreciation expense each year after the year of initial purchase declines. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are being depreciated using the 125% declining balance method. Tractor depreciation increased $2.9 million to $12.7 million in the quarter ended June 30, 2010 from $9.8 million in the quarter ended June 30, 2009. During the fourth quarter of 2008 and all of 2009 the Company placed in service 2,075 new tractors which have a higher base cost than previous tractors purchased and are mostly in the first year to year and half of depreciation. All other depreciation decreased $0.7 million mainly attributable to trailers becoming fully depreciated to their estimated salvage values based on the aging of the trailer fleet.

Gain on the disposal of property and equipment decreased $2.2 million (51.6%), to $2.0 million during the second quarter of 2010 from $4.2 million in the second quarter of 2009. The decrease in gains during the second quarter of 2010 compared to the second quarter of 2009 was directly attributable to the decrease in the number of revenue equipment units sold/traded during 2010 compared to 2009.

Interest income decreased $0.2 million (26.1%), to $0.4 million in the second quarter of 2010 from $0.6 million in the same period of 2009. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2009, and continues to see in 2010.

The Company's effective tax rate was 25.8% and 20.9%, respectively, in the second quarter of 2010 and 2009. The increase in the effective tax rate for the three months ending June 30, 2010 is primarily attributable to a decrease in favorable income tax expense adjustment during 2010 compared to the same period of 2009 directly related to the roll off of certain state tax contingencies.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.7% during the second quarter of 2010 compared with 81.4% during the second quarter of 2009. Net income decreased $1.0 million (5.5%), to $16.7 million during the second quarter of 2010 from $17.6 million during the second quarter of 2009.

Six Months Ended June 2010 and 2009

Operating revenue increased $11.1 million (4.8%), to $243.0 million in the six months ending June 30, 2010 from $232.0 million in the 2009 period. The increase in revenue resulted from an increase in fuel surcharge revenue of $12.9 million to $36.3 million, offset by a decrease in line haul revenue of approximately $1.8 million. The increase in fuel surcharge revenue was a direct result of an increase in average fuel costs during the period as further explained below. Fuel surcharge revenue was $23.4 million for the six months ended June 30, 2009. The decrease in line haul revenue was the net result of a reduction in fleet miles, offset by an increase in the overall rate per total mile mainly due to a reduction in deadhead miles.

Salaries, wages, and benefits decreased $4.1 million, (4.8%,) to $82.9 million in the six months ended June 30, 2010 from $87.0 million in the 2009 period. The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages, ($2.2 million), a decrease in workers compensation, ($1.5 million) and other salary and benefits of ($0.5 million). The reduction in driver wages was due mainly to a decrease in average driver wage pay per mile due to pay rate changes on new drivers that began driving for the Company after the second quarter of 2009. Workers compensation decreased due to a reduction in the frequency and severity of claims comparing the two periods.

Rent and purchased transportation decreased $0.8 million, (14.2%), to $4.9 million in the first six months of 2010 from $5.7 million in the compared period of 2009. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease in rent and purchased transportation reflects the decrease in miles driven by independent contractors ($1.1 million) offset by an increase in amounts paid under the Company's fuel stability program ($0.3 million) due to increases in fuel prices. Comparing the two six month periods, independent contractors made up approximately 3% of the fleet during 2010 compared to 4% of the fleet during 2009.

Fuel increased $10.9 million, (22.0%), to $60.6 million for the six months ended June 30, 2010 from $49.6 million for the same period of 2009. The increase was mainly the result of increased fuel prices of $11.2 million. This increase was offset by a decrease in volumes of fuel purchased, $0.3 million. Fuel expense during the six months ended June 30, 2009 was net of the benefit of the Company's fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts. The Company's fuel cost per company-owned tractor mile increased 22.6% in first six months of 2010 compared to the same period of 2009. Fuel cost per mile, net of fuel surcharge, decreased 5.5% in the first six months of 2010 compared to the same period of 2009. The national average of fuel costs per the U.S. Department of Energy for the first six months of 2010, was $2.94 per gallon, or an increase of 30.1% from $2.26 per gallon in the same period of 2009.

Operations and maintenance, insurance and claims, operating taxes and licenses, communications and utilities, and other operating expenses remained mostly unchanged comparing the six months ended June 30, 2010 to the same period of 2009.

Depreciation increased $6.1 million, (24.5%), to $31.1 million during the six months ended June 30, 2010 from $25.0 million in the six months ended June 30, 2009. The increase is mainly attributable to tractor purchases throughout the fourth quarter of 2008 and all of 2009. As tractors are depreciated on the declining balance method, depreciation expense each year after the year of initial purchase declines. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are being depreciated using the 125% declining balance method. Tractor depreciation increased $7.5 million to $25.7 million in the six months ended June 30, 2010 from $18.2 million in the six months ended June 30, 2009. During the fourth quarter of 2008 and all of 2009 the Company placed in service new tractors which have a higher base cost than previous tractors purchased and are mostly in the first year to year and half of depreciation. All other depreciation decreased $1.4 million mainly attributable to trailers becoming fully depreciated to estimated salvage values based on the aging of the trailer fleet.

Gain on the disposal of property and equipment decreased $3.3 million, to $2.5 million during the six months ended June 30, 2010 from $5.9 million in the same period of 2009. The reduction in gains was mainly attributable to the number of tractor and trailer units sold/traded comparing the two periods.

Interest income decreased $0.6 million, (42.9%), to $0.8 million for the six months ended June 30, 2010 from $1.4 million in the same period of 2009. The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short and long-term investments which the Company saw throughout 2009, and continues to see in 2010.

The Company's effective tax rate was 26.2% and 24.7% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate for the six months ending June 30, 2010 is primarily attributable to a decrease in favorable income tax expense adjustment during 2010 compared to the same period of 2009 directly related to the roll off of certain state tax contingencies.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 84.4% during the first six months of 2010 compared with 82.4% during the first six months of 2009. Net income decreased $3.2 million to $28.5 million during the first six months of 2010 from $31.8 million during the comparable 2009 period.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and 2009 and is expected to continue with anticipated tractor purchases in 2010. The Company also obtains tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the period ended June 30, 2010, was net cash provided by operating activities of $47.9 million compared to $45.3 million in 2009. The net increase in cash provided by operations for the six months ended June 30, 2010 compared to the same period of 2009 was the net result of a reduction in net income and non-cash items, $3.1 million, offset by increases in cash flow provided by working capital items, $5.7 million. Changes in working capital cash flows was mainly driven by a $5.2 million reduction in cash due to increased accounts receivable balances due to higher revenue offset by increases in cash provided by accrued expense items and income tax accruals $9.1 million. Cash flow from operating activities was 19.7% of operating revenues in 2010 compared with 19.5% in 2009.

Capital expenditures for property and equipment, net of trade-ins, totaled $0.2 million for the first six months of 2010 compared to $21.0 million during the same period of 2009. Cash receipts from sales of equipment increased $9.4 million period over period due to the level of sale activity of revenue equipment. There were not any significant capital expenditures during the first six months 2010 and projected revenue equipment currently committed to and expected to occur in the second half of 2010 is approximately $53.4 million. Delivery of the equipment is currently anticipated to begin in the third quarter of 2010 and continue into the fourth quarter of 2010. The Company received $26.5 million in cash during the first six months of 2010 related to partial calls of ARS compared to $10.9 million in partial calls during the same period of 2009. Subsequent to June 30, 2010, the Company has received an additional $17.6 million in cash related to calls of ARS, at par. During the quarter ended June 30, 2010 the Company purchased $18 million in short term investments that will mature prior to December 31, 2010.

The Company paid dividends of $1.8 million during the first six months of 2010 and 2009. The dividends declared in the fourth quarters 2008 and 2009 were paid in the fourth quarters of 2008 and 2009. The Company declared a $1.8 million cash dividend in June 2010, included in accounts payable and accrued liabilities at June 30, 2010, which was paid on July 2, 2010.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at June 30, 2010 and has no expiration date. During the six months ended June 30, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were no share repurchases during the six months ended June 30, 2010. At June 30, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $18.3 million in 2010 which was $3.5 million higher than income taxes paid during the same period in 2009 of $14.8 million due to more federal estimated tax payments in the 2010 period compared to the 2009 period based on an increase in expected taxable income for federal purposes mainly driven by bonus depreciation taken in 2009.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company's balance sheet remains debt free. The Company ended the quarter with $255.2 million in cash, cash equivalents and investments an increase of $54.8 million from December 31, 2009. This increase was mainly driven by cash generated from operating activities.

As of June 30, 2010 and December 31, 2009, primarily all of the Company's short-term and long-term investment balances were invested in tax free auction rate student ("ARS") loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 4 to 37 years as of June 30, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of June 30, 2010 96% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies. Approximately all of the remaining 4% of the ARS portfolio, at par, were insurance backed securities, were rated investment grade by recognized rating agencies, and were specifically covered by a settlement agreement which the Company signed during the fourth quarter of 2008. As part of the settlement, the Company obtained a put option to sell the underlying securities to the financial institution, which was exercisable during the period starting on July 1, 2010 through July 2, 2012, plus accrued interest.   There was not any significant change in the value of the put option during the quarter ended June 30, 2010.  The Company exercised it's put option subsequent to June 30, 2010 and $4.5 million, at par, plus accrued interest was received. These securities have been classified as short-term investments per the consolidated balance sheets as of June 30, 2010 and December 31, 2009, as the Company had the option to exercise the call provision beginning in July 2010. Subsequent to Company exercising the put option and other calls received after June 30, 2010 the Company's ARS portfolio is now comprised of 99.4% holdings backed by the U.S. government and AAA (or equivalent) ratings from recognized rating agencies.

As of June 30, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 the Company has received approximately $90.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $21.3 million and $26.5 million received in the three and six months ended June 30, 2010, respectively, and $18.2 million received subsequent to June 30, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market as there are no quoted prices for these investments.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through June 30, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of June 30, 2010, was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the June 30, 2010, measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's consideration of its own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to ten years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The following table summarizes estimated changes to fair value of ARS assuming changes to underlying input factors in the Company's internal cash flow models as of June 30, 2010.

±	50 basis points in rate of return	not material
±	50 basis points in discount rate	not material
±	50 basis points in liquidity discount rate	not material

The insurance backed securities generally carried lower rates of return and lower discount rates in the Company's cash flow models due to the estimated term of these investments being held. These investments were part of a settlement agreement between the Company and a financial institution entered into in the fourth quarter of 2008 and finalized when the Company exercised its put option in early July 2010. All securities associated with this put option were recorded at par value as of June 30, 2010 and the Company received par value on these securities subsequent to June 30, 2010. Also during the quarter the Company received calls, at par, of investments that held credit ratings of less than AAA. After the calls received during the quarter ended June 30, 2010 and the exercise of the put option in early July 2010 covering all insurance backed securities, the Company's ARS portfolio consisted of 99.4% of AAA rated securities. Therefore, the Company has presented the input assumptions used in the Company's internal cash flow models in two separate tables below. The first table shows the input factors in the Company's cash flow models as of June 30, 2010 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2009 which included insurance backed securities as well as other non AAA rated securities. The second table shows the input factors in the Company's cash flow models as of June 30, 2010 for the remaining ARS investments compared to the input factors used in cash flow models as of December 31, 2009 without any insurance backed investment or investments with less than AAA credit rating input factors which management concluded was a better presentation for comparison of what the ARS portfolio is subsequent to June 30, 2010.

Input factors used in Company models of all securities held as of June 30, 2010 (excluding assets covered by a settlement agreement which was executed at par value subsequent to June 30, 2010) and December 31, 2009:

	June 30, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	1.31-4.19%	0.69-4.99%
Discount rate	0.64-1.75%	0.74-2.07%
Liquidity discount rate	0.35-0.80%	0.40-3.0%

Input factors used in Company models of all AAA rated securities held as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Average life of underlying loans	2-10 years	2-10 years
Rate of return	1.31-4.19%	1.57%-4.37%
Discount rate	0.64-1.75%	1.14%-2.97%
Liquidity discount rate	0.35-0.80%	0.40%-0.90%

The estimated fair value of the underlying investments as of June 30, 2010 declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets.  With the assistance of the Company's financial advisors, fair values of the student loan auction rate securities were estimated, on an individual investment basis, using a discounted cash flow approach to value the underlying collateral of the trust issuing the debt securities.

The unrealized loss of $5.58 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters and six months ended June 30, 2010 and 2009. The adjustment to accumulated other comprehensive loss during the quarter ended was the result of increasing the valuation allowance related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair value. This valuation allowance was recorded as the Company did not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance and any adjustments are also recorded through accumulated other comprehensive loss. During the quarter ended June 30, 2010 the Company concluded it would not be able to utilize the remaining deferred tax asset generated by the fair value adjustment. As such, during the quarter ended June 30, 2010 the Company increased the valuation allowance $0.3 million to fully reserve the deferred tax asset associated specifically with the write-down of auction rate securities to fair value.

The Company has evaluated the unrealized loss on securities to determine whether the decline in estimated fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Current market activity and the lack of severity or extended decline do not warrant such action at this time.
•
Since auction failures began in February 2008, the Company has received approximately $90.2 million as the result of partial calls by issuers which includes $18.2 million in calls, at par, received subsequent to June 30, 2010.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.
•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities and it is not more likely than not to be required to sell the securities before they recover their value.
•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  After partial calls and settlements subsequent to June 30, 2010, the Company holds approximately 99% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities.
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

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. Approximately 96% (based on par value) of our auction rate security investments as of June 30, 2010 were not covered by the terms of the above mentioned settlement agreements.  Subsequent to June 30, 2010 100% of our auction rate security investments are not covered by the terms of the above mentioned settlement agreements. The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    Subsequent to June 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of July 20, 2010 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Net working capital for the quarter ended June 30, 2010 increased by $90.3 million over December 31, 2009 largely due to an increase in cash and cash equivalents and short-term investments based on reasons explained above. Management anticipates that purchase commitments for new revenue equipment will be funded with current cash on hand and cash generated from operations and will be completed during 2010. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of June 30, 2010, ($144.6 million, amortized costs), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.4 million.

The Company has no debt outstanding as of June 30, 2010 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended June 30, 2010 and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $11.8 million and $13.4 million for the three month period ended June 30, 2010 and 2009 or 11.0% and 13.5%, respectively, of the Company's total operating expenses less gains on disposal of equipment, net of fuel surcharge. For the six months ended June 30, 2010 and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $25.4 million and $27.0 million or 12.2% and 13.7%, respectively, of the Company's total operating expenses less gains on disposal of equipment, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
1.	Report on Form 8-K, dated April 19, 2010, announcing the Company's financial results for the quarter and year ended March 31, 2010.
2.	Report on Form 8-K, dated May 10, 2010, announcing the results of the submission of matters to a vote of security holders.
3.	Report on Form 8-K, dated June 11, 2010, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	August 6, 2010	BY: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal accounting and financial officer)