Form 10-Q
period 2010-09-30
HEARTLAND EXPRESS INC
filed 2010-11-05
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2010
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

At November 4, 2010, there were 90,688,621 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$169,979	$52,351
Short-term investments	25,450	7,126
Trade receivables, net	45,138	37,361
Prepaid tires	4,768	6,579
Other current assets	4,351	1,923
Income tax receivable	1,310	4,658
Deferred income taxes, net	13,511	14,516
Total current assets	264,507	124,514
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	5,601	5,295
Revenue equipment	329,825	361,797
	381,898	413,564
Less accumulated depreciation	154,705	138,394
Property and equipment, net	227,193	275,170
LONG-TERM INVESTMENTS	92,144	140,884
GOODWILL	4,815	4,815
OTHER ASSETS	6,435	5,780
	$595,094	$551,163
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,833	$6,953
Dividends payable	92,502	—
Compensation and benefits	17,382	13,770
Insurance accruals	19,644	19,236
Other accruals	6,792	7,095
Total current liabilities	149,153	47,054
LONG-TERM LIABILITIES
Income taxes payable	$26,847	$31,323
Deferred income taxes, net	43,400	51,218
Insurance accruals less current portion	55,071	53,898
Total long-term liabilities	125,318	136,439
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued and outstanding 90,689 in 2010 and 2009	907	907
Additional paid-in capital	439	439
Retained earnings	322,357	371,650
Accumulated other comprehensive loss	(3,080)	(5,326)
	320,623	367,670
	$595,094	$551,163
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenue	$127,245	$113,390	$370,273	$345,343

Operating expenses
Salaries, wages, and benefits	$42,581	$41,755	$125,439	$128,752
Rent and purchased transportation	2,343	2,766	7,270	8,510
Fuel	31,690	26,454	92,242	76,098
Operations and maintenance	5,039	3,618	12,610	11,972
Operating taxes and licenses	2,166	1,958	6,191	6,675
Insurance and claims	1,993	3,658	10,366	11,797
Communications and utilities	906	881	2,668	2,783
Depreciation	15,139	15,468	46,241	40,443
Other operating expenses	4,278	2,743	10,805	9,332
Gain on disposal of property and equipment	(7,951)	(8,321)	(10,484)	(14,178)
Total operating expenses	98,184	90,980	303,348	282,184
Operating income	29,061	22,410	66,925	63,159
Interest income	347	489	1,166	1,922
Income before income taxes	29,408	22,899	68,091	65,081
Federal and state income taxes	11,111	8,392	21,254	18,818
Net income	$18,297	$14,507	$46,837	$46,263

Earnings per share	$0.20	$0.16	$0.52	$0.51

Weighted average shares outstanding	90,689	90,689	90,689	91,281

Dividends declared per share	$1.02	$0.02	$1.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Capital Stock, Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2010	$907	$439	$371,650	$(5,326)	$367,670
Comprehensive income:
Net income	—	—	46,837	—	46,837
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,246	2,246
Total comprehensive income					49,083
Dividends on common stock, $1.06 per share	—	—	(96,130)	—	(96,130)
Balance, September 30, 2010	$907	$439	$322,357	$(3,080)	$320,623

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$46,837	$46,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,241	40,443
Deferred income taxes	(7,068)	10,213
Gain on disposal of property and equipment	(10,484)	(14,178)
Changes in certain working capital items:
Trade receivables	(7,777)	(1,260)
Prepaid expenses and other current assets	(482)	(2,128)
Accounts payable, accrued liabilities, and accrued expenses	6,771	813
Accrued income taxes	(1,128)	(8,613)
Net cash provided by operating activities	72,910	71,553
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	15,639	11
Purchases of property and equipment, net of trades	445	(50,744)
Maturity and calls of investments	50,326	13,106
Purchases of investments	(17,409)	—
Change in other assets	(655)	(249)
Net cash provided by (used in) investing activities	48,346	(37,876)
FINANCING ACTIVITIES
Cash dividend	(3,628)	(3,627)
Stock repurchase	—	(45,360)
Net cash used in financing activities	(3,628)	(48,987)
Net increase (decrease) in cash and cash equivalents	117,628	(15,310)
CASH AND CASH EQUIVALENTS
Beginning of period	52,351	56,651
End of period	$169,979	$41,341
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$29,450	$17,219

Noncash investing and financing activities:
Fair value of revenue equipment traded	$14,604	$38,769
Purchased property and equipment in accounts payable	$4,042	$6,905
Common stock dividends declared and payable	$92,502	$1,830

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 24, 2010. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2010.

Note 2. Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the nine months ended September 30, 2010 other than a decrease in the unrealized loss on available-for-sale securities of $2.2 million, which increased the estimated fair value of auction rate security investments remaining at September 30, 2010.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and short-term investments totaling $6.4 million at September 30, 2010 and $5.8 million at December 31, 2009, respectively, are included in other non-current assets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Investments

As of September 30, 2010 and December 31, 2009, primarily all of the Company's short-term and long-term investment balances were invested in tax free auction rate student ("ARS") loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 15 to 37 years as of September 30, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2010 99.3% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of September 30, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million auction rate securities at par, the Company has received approximately $103.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $23.9 million and $50.3 million received in the three and nine months ended September 30, 2010, respectively, and $7.5 million received subsequent to September 30, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market due to lack of liquidity.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of September 30, 2010, was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the September 30, 2010, measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's consideration of its own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of one month to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potentital impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the input factors in the Company's cash flow models as of September 30, 2010 for the remaining ARS investments compared to the input factors used in cash flow models as of December 31, 2009 without any insurance backed investment or investments with less than AAA credit rating input factors which management concluded was a better presentation for comparison of what the ARS portfolio is subsequent to September 30, 2010 as 99.3% of the remaining ARS portfolio are AAA(or equivalent) rated, backed by the U.S. government, and are non insurance backed securities.

Input factors used in Company models of all securities held as of September 30, 2010 and December 31, 2009 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company):

	September 30, 2010	December 31, 2009
Average life of underlying loans	2-12 years	2-10 years
Rate of return	0.96-3.11%	1.57%-4.37%
Discount rate	0.44-1.63%	0.74%-2.07%
Liquidity discount rate	0.35-0.80%	0.40%-0.90%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters and nine months ended September 30, 2010 and 2009. The adjustment to accumulated other comprehensive loss during the quarter ended September 30, 2010 was the direct result of the valuation allowance associated with securities with estimated fair values of less than par that were called, at par, throughout 2010. As the original fair value adjustment was recorded through accumulated other comprehensive loss, the associated reduction to the fair value adjustment is also recorded through accumulated other comprehensive loss.

The Company has evaluated the unrealized loss on securities to determine whether the decline in estimated fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.

•
Since auction failures began in February 2008, the Company has received approximately $103.2 million as the result of partial calls by issuers which includes $7.5 million in calls, at par, received subsequent to September 30, 2010.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company holds 99.3% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income although the factors currently do not warrant such a charge.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. The Company's holdings with one financial institution were covered by a settlement agreement and the Company received par value of the underlying securities, $4.5 million, plus accrued interest on July 1, 2010. All of auction rate security investments (based on par value) as of September 30, 2010 were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    During the quarter ended September 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of September 30, 2010 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2010 and 2009.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)
	2010	2009
Balance, January 1,	$147,419	$171,122
Settlements	(50,325)	(13,449)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss	2,500	3,297
Balance, September 30,	$99,594	$160,970

Municipal bonds and certificates of deposit are classified as held to maturity and therefore are carried at amortized cost. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of investments at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010:
Current:
Certificates of deposit	$18,000	$—	$—	$18,000
Auction rate student loan educational bonds	7,450	—	—	7,450
	$25,450	$—	$—	$25,450
Long-term:
Auction rate student loan educational bonds	$95,224	$—	$3,080	$92,144
	95,224	—	3,080	92,144
	$120,674	$—	$3,080	$117,594

December 31, 2009:
Current:
Municipal bonds	$345	$—	$—	$345
Auction rate student loan educational bonds	6,781	—	—	6,781
	$7,126	$—	$—	$7,126
Long-term:
Municipal bonds	$246	—	—	246
Auction rate student loan educational bonds	146,219	—	5,581	140,638
	$146,465	$—	$5,581	$140,884
	$153,591	$—	$5,581	$148,010

The contractual maturities and announced calls of held-to-maturity and available-for-sale securities at September 30, 2010 are as follows:

	Fair Value	Amortized Cost
Due within one-year	$25,450	$25,450
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through September 1, 2047	92,144	95,224
	$117,594	$120,674

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

Use of these hedging instruments was limited and there has not been any further cash flow hedges after the contract opened in the first quarter of 2009 was settled in the second quarter of 2009. As of September 30, 2010 there were no open unsettled cash flow hedges.

The following table details the effect of derivative financial instruments on the statement of income for the nine months ended September 30, 2009.  As there were not any derivative instruments outstanding during the quarter ended September 30, 2010 there were no effects of derivative financial instruments on the statement of income for the quarter ended September 30, 2010.

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

Note 9. Dividends

On September 14, 2010, the Company's Board of Directors declared a regular quarterly dividend of $0.02 per common share and a special dividend of $1.00 for a total dividend declared of $1.02 per common share, or approximately $92.5 million, payable October 5, 2010 to shareholders of record at the close of business on September 24, 2010. On October 5, 2010, the Company paid the $92.5 million dividend.

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

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company has recorded a valuation allowance of $1.0 million at September 30, 2010 and $1.7 million at December 31, 2009 related to the Company's deferred tax asset associated specifically with the write-down of auction rate securities to fair value and represents the full value of the related deferred tax asset. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment. As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss. The above mentioned allowance did not impact the consolidated statement of income for the quarters ended September 30, 2010 and 2009. The Company has not recorded a valuation allowance against any other deferred tax assets. In management's opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company's history of profitability, taxable income, and reversal of deferred tax liabilities.

The total amount of gross unrecognized tax benefits was $17.9 million at September 30, 2010 and $20.8 million at December 31, 2009. Of this amount, $11.6 million and $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2010 and December 31, 2009. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company's corporate subsidiaries. Unrecognized tax benefits were a net increase of approximately $0.3 million during the quarters ended September 30, 2010 and 2009, and a net decrease of approximately $2.9 million and $2.5 million during the nine months ended September 30, 2010 and 2009 due mainly to the expiration of certain statutes of limitation, net of additions. This had the effect of reducing the effective state tax rate during these periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $9.0 million and $10.6 million at September 30, 2010 and December 31, 2009 and is included in income taxes payable. Net interest and penalties included in income tax expense for the three month period ended September 30, 2010 and 2009 was an additional tax expense of approximately $0.2 million and $0.1 million respectively. Net interest and penalties benefit (reduction to tax expense) included in income tax expense for the nine month period ended September 30, 2010 and 2009 was $1.5 million and $1.8 million respectively.

The Company's effective tax rate was 37.8% and 36.6%, respectively, in the three months ended September 30, 2010 and 2009. The Company's effective tax rate was 31.2% and 28.9%, respectively, in the nine months ended September 30, 2010 and 2009. The increase in the effective tax rate for the three and nine months ended September 30, 2010 was primarily attributable to a decrease in favorable adjustments during 2010 compared to the same period of 2009 for return to provision adjustments.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of September 30, 2010, the Company did not have any ongoing examinations or outstanding litigation related to tax matters. At this time, management's best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.7 to $2.7 million during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2007 and forward. Tax years 2000 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11. Share Repurchases

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at September 30, 2010 and has no expiration date. There were no share repurchases during the quarter and nine months ended September 30, 2010. During the nine months ended September 30, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. At September 30, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

Note 12. Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. The Company has entered into commitments to further upgrade the Company's existing tractor and trailer fleets. Delivery of tractor equipment began in the third quarter of 2010 and is currently scheduled to continue into the second quarter of 2011. Delivery of trailer equipment began in the third quarter of 2010 and is currently scheduled to be completed by December 31, 2010. The total estimated net purchase commitments, net of guaranteed minimum trade values, is currently estimated at $46.5 million.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier. The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered. The Company operates eleven regional operating divisions that provide regional dry van truckload services from nine regional operating centers in addition to its corporate headquarters. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 71.0% and 72.6% of the operating revenues for the three month periods ended September 30, 2010 and 2009 respectively. The Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 71.2% and 72.8% of the operating revenues for the nine month periods ended September 30, 2010 and 2009, respectively. The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company's regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987. Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers. The Company's newest regional operating center near Dallas, Texas opened in early January 2009. The Company takes pride in the quality of the service that it provides to its customers. The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The Company, along with the industry, experienced soft freight demand throughout 2009 and into the first quarter of 2010 which created downward pressures on freight rates including fuel surcharge revenue rates. The excess capacity within the industry declined throughout the 2nd quarter of 2010 as industry freight volumes increased throughout the 2nd quarter. As a result equipment utilization improved during the second quarter compared to the first quarter of 2010 and remained relatively flat in the third quarter of 2010 compared to the second quarter of 2010. The Company experienced stabilizing freight rates throughout the current quarter . Fuel expense continues to be one of the Company's focal points of cost management. The U.S. average price of diesel fuel in the third quarter of 2010 was $2.94 compared to an average price of $2.60 in the comparative period of 2009. For the nine months ended September 30, 2010 and 2009 the U.S. average price of fuel was $2.94 compared to $2.38, a 23.5% increase. The Company has been focusing on implementing fuel initiative strategies over the past twelve months to effectively manage fuel costs. These initiatives include; (1) making strategic fueling decisions across our fleet whether it be at our terminal locations taking advantage of bulk fuel purchase pricing or over-the-road purchases based on routing and fuel pricing, (2) reduction of tractor idle time through monitoring and new tractors with idle control technology, and (3) controlling out-of-route miles. We continue to see benefits from these initiatives during 2010. The Company also has experienced improved fleet fuel economy as a result of the latest fleet upgrades that took place throughout 2009.

At September 30, 2010, the Company's tractor fleet had an average age of 1.58 years while the trailer fleet had an average age of 6.26 years. As discussed above, the Company continues to see the operating benefits of the tractors acquired in the fourth quarter of 2008, throughout 2009 and 2010 compared to earlier models through idle controls and fuel efficiency. The anticipated tractors to be delivered in 2011 will finish the replacement of the Company's older, less fuel efficient tractors.

The Company ended the three months ended September 30, 2010 with operating revenues, including fuel surcharges, of $127.2 million, net income of $18.3 million, and earnings per share of $0.20 on average outstanding shares of 90.7 million. The Company posted a 77.2% operating ratio (operating expenses as a percentage of operating revenues) and a 14.4% net margin (net income as a percentage of operating revenues). The Company ended the quarter with cash, cash equivalents, short-term and long-term investments of $287.6 million and a debt-free balance sheet. The Company had total assets of $595.1 million at September 30, 2010. The Company achieved a return on assets of 10% and a return on equity of 17% for the twelve months ended September 30, 2010, compared to the twelve months ended September 30, 2009 which were 11.4% and 18.0%, respectively. The Company's cash flow from operations for the first nine months of 2010 of $72.9 million represented a 1.9% increase from the same period of 2009 which was the net result of a reduction in net income and non-cash items, $7.2 million, offset by increases in working capital items, $8.6 million. The Company's cash flow from operations was 19.7% of operating revenues for the nine months ended September 30, 2010 compared to 20.7% for the same period in 2009.

Results of Operations:

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	33.5%	36.8%	33.9%	37.3%
Rent and purchased transportation	1.8	2.4	2.0	2.5
Fuel	24.9	23.3	24.9	22.0
Operations and maintenance	4.0	3.2	3.4	3.5
Operating taxes and licenses	1.7	1.7	1.7	1.9
Insurance and claims	1.6	3.2	2.8	3.4
Communications and utilities	0.7	0.8	0.7	0.8
Depreciation	11.9	13.6	12.5	11.7
Other operating expenses	3.4	2.4	2.9	2.7
Gain on disposal of property and equipment	(6.2)	(7.3)	(2.8)	(4.1)
Total operating expenses	77.2%	80.2%	81.9%	81.7%
Operating income	22.8%	19.8%	18.1%	18.3%
Interest income	0.3	0.4	0.3	0.6
Income before income taxes	23.1%	20.2%	18.4%	18.8%
Federal and state income taxes	8.7	7.4	5.7	5.4
Net income	14.4%	12.8%	12.6%	13.4%

The following is a discussion of the results of operations of the three and nine month periods ended September 30, 2010 compared with the same periods in 2009.

Three Months Ended September 2010 and 2009

Operating revenue increased $13.9 million (12.2%), to $127.2 million in the third quarter of 2010 from $113.4 million in the third quarter of 2009. The increase in operating revenue resulted from an increase in fuel surcharge revenue of $4.4 million and an increase in line haul revenue of approximately $9.2 million made up of an increase in fleet miles along with an increase in rate per total fleet miles mostly due to freight rate increases and a reduction in deadhead miles. Other revenues increased $0.3 million. The increase in fuel surcharge revenue from $14.4 million to $18.8 million in the third quarter of 2010 was mostly due to the result of increases in the national average fuel prices for the two comparative periods in conjunction with an increase in loaded miles.

Salaries, wages, and benefits increased $0.8 million (2.0%), to $42.6 million in the third quarter of 2010 from $41.8 million in the third quarter of 2009. Driver wages increased $1.3 million, 4.5% due to an increase in driver miles. The mix of the number of employee drivers to independent contractors increased from a mix of 96% company drivers and 4% independent contracts during the third quarter of 2009 to 97% company drivers and 3% independent contractors during the same period of 2010. Workers' compensation expense decreased $0.3 million to $1.2 million in the quarter ended September 30, 2010 from $1.5 million in for the same period in 2009 due to a decrease in frequency and severity of claims. Non-driver payroll and benefits remained flat comparing the two periods.

Rent and purchased transportation decreased $0.5 million (15.3%), to $2.3 million in the third quarter of 2010 from $2.8 million in the third quarter of 2009. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. Purchased transportation decreased approximately $0.5 million during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 mainly due to a decrease in the miles driven by independent contractors with no material change in rates paid to independent contractors or fuel stabilization rates.

Fuel increased $5.2 million (19.8%), to $31.7 million for the three months ended September 30, 2010 from $26.5 million for the same period of 2009. The increase is mainly the result of increased fuel prices in addition to an increase in Company driver miles. The Company continues to see an increase in the fuel efficiency of our revenue equipment due to the continued fleet upgrades from 2007 model tractors to newer model year tractors along with our initiatives to reduce fuel consumed in idle time and out of route trips. As a result of our fuel cost saving initiatives, the Company's fuel cost per company-owned tractor mile increased 11.0% in third quarter of 2010 compared to 2009 while the national average of fuel costs per the U.S. Department of Energy increased 12.9% comparing the same two periods.

Insurance and claims decreased $1.7 million, (45.5%), to $2.0 million from $3.7 million due to a decrease in frequency and severity of claims as well as favorable claim settlements.

Operations and maintenance and other operating expenses increased a collective $3.0 million mainly due to an increase in trailer maintenance due to increasing age of trailers, increase in tractor maintenance costs in preparing tractors for trades, and higher recruiting costs due to an increase in the cost of drivers hired and the number of drivers hired. Operating taxes and licenses and communications and utilities remained mostly unchanged at $3.1 million compared to $2.8 million for the same period of 2009.

Depreciation decreased $0.4 million (2.1%), to $15.1 million during the third quarter of 2010 from $15.5 million in the third quarter of 2009. The decrease in depreciation was the net result of an increase in tractor depreciation and a decrease in trailer and other depreciation. Tractor depreciation increased $0.3 million to $12.6 million in the quarter ended September 30, 2010 from $12.3 million in the quarter ended September 30, 2009. The increase in tractor depreciation is attributable to less units being depreciated, offset by an increase in average depreciation per unit due to a lower average age of equipment make up of the tractor fleet in the third quarter of 2010 compared to the third quarter of 2009 and a higher unit cost on new tractors compared to the units being replaced. As tractors are depreciated on the declining balance method, depreciation expense each year after the year of initial purchase declines. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are being depreciated using the 125% declining balance method. During the fourth quarter of 2008, all of 2009 and the third quarter of 2010 the Company placed in service 2,365 new tractors which have a higher base cost than previous tractors purchased and are mostly in the first year to year and half of depreciation. All other depreciation decreased $0.7 million mainly attributable to a decrease in the average number of trailers being depreciated as trailers become fully depreciated to their estimated salvage values based on the aging of the trailer fleet and sales of trailer equipment.

Gain on the disposal of property and equipment decreased $0.4 million (4.4%), to $8.0 million during the third quarter of 2010 from $8.3 million in the third quarter of 2009. The decrease in gains during the third quarter of 2010 compared to the third quarter of 2009 was the net effect of a decrease in gains on sales of tractor equipment of $3.3 million and an increase in gains on sales of trailer equipment of $2.9 million directly attributable to a decrease in the number of tractors sold/traded in conjunction with new equipment purchases and an increase in the number of trailer units sold during 2010 compared to 2009.

Interest income decreased $0.1 million (29.0%), to $0.3 million in the third quarter of 2010 from $0.5 million in the same period of 2009. The decrease is the net effect of an increase in interest bearing money, offset by lower average rates of return comparing the two periods.

The Company's effective tax rate was 37.8% and 36.6%, respectively, in the third quarter of 2010 and 2009. The increase in the effective tax rate for the three months ended September 30, 2010 is primarily attributable to a decrease in favorable income tax expense adjustment during 2010 compared to the same period of 2009 directly related to provision to return adjustments.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 77.2% during the third quarter of 2010 compared with 80.2% during the third quarter of 2009. Net income increased $3.8 million (26.1%), to $18.3 million during the third quarter of 2010 from $14.5 million during the third quarter of 2009.

Nine Months Ended September 30, 2010 and 2009

Operating revenue increased $24.9 million (7.2%), to $370.3 million in the nine months ended September 30, 2010 from $345.3 million in the 2009 period. The increase in revenue resulted from an increase in fuel surcharge revenue of $17.2 million to $55.0 million, with an additional increase in line haul revenue of approximately $7.7 million. The increase in fuel surcharge revenue was a combination of an increase in average fuel costs and increased miles during the period as further explained below. Fuel surcharge revenue was $37.8 million for the nine months ended September 30, 2009. The increase in line haul revenue was mainly split by an increase in fleet miles and increased freight rates on total miles mainly due to a decrease in the Company's percentage of deadhead miles to total miles. Freight rates per loaded mile remained flat period over period.

Salaries, wages, and benefits decreased $3.3 million, (2.6%,) to $125.4 million in the nine months ended September 30, 2010 from $128.8 million in the 2009 period. The decrease in salaries, wages and benefits was the direct result of decreases of company driver wages, ($0.9 million), a decrease in workers compensation, ($1.8 million), and a reduction in other salary and benefits of ($0.6 million). The reduction in driver wages was due mainly to a decrease in average driver wage pay per mile due to pay rate changes on new drivers that began driving for the Company after the second quarter of 2009 ($2.9 million) offset by an increase in driver miles ($2.0 million). Workers compensation decreased due to a reduction in the frequency and severity of claims comparing the two periods. All other compensation decreased mainly due to reductions in the number of employees.

Rent and purchased transportation decreased $1.2 million, (14.6%), to $7.3 million in the nine month period ended September 30, 2010 from $8.5 million in the compared period of 2009. Rent and purchased transportation for both periods includes amounts paid to independent contractors under the Company's fuel stability program. The decrease in rent and purchased transportation reflects the decrease in miles driven by independent contractors ($1.6 million) offset by an increase in amounts paid under the Company's fuel stability program ($0.4 million) due to increases in fuel prices. Comparing the two nine month periods, independent contractors made up approximately 3% of the fleet during 2010 compared to 4% of the fleet during 2009.

Fuel increased $16.1 million, (21.2%), to $92.2 million for the nine months ended September 30, 2010 from $76.1 million for the same period of 2009. The increase was mainly the result of increased fuel prices of $14.1 million. In addition, increased company driver miles caused an increase of an additional $2.0 million in expense. The Company's fuel cost per company-owned tractor mile increased 18.6% in first nine months of 2010 compared to the same period of 2009. Fuel cost per mile, net of fuel surcharge, decreased 4.2% in the first nine months of 2010 compared to the same period of 2009. The Company has seen the benefits of increased driver miles with less fuel consumption due to increased fuel efficiency of newer model tractors due mainly to the tractors aerodynamics and idle control capabilities. The national average of fuel costs per the U.S. Department of Energy for the first nine months of 2010, was $2.94 per gallon, or an increase of 23.5% from $2.38 per gallon in the same period of 2009.

Operations and maintenance, insurance and claims, operating taxes and licenses, communications and utilities, and other operating expenses remained mostly unchanged comparing the nine months ended September 30, 2010 to the same period of 2009.

Depreciation increased $5.8 million, (14.3%), to $46.2 million during the nine months ended September 30, 2010 from $40.4 million in the nine months ended September 30, 2009. The increase is mainly attributable to tractor purchases throughout the fourth quarter of 2008, all of 2009 and the third quarter of 2010. As tractors are depreciated on the declining balance method, depreciation expense each year after the year of initial purchase declines. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are being depreciated using the 125% declining balance method. Tractor depreciation increased $7.8 million to $38.4 million in the nine months ended September 30, 2010 from $30.6 million in the nine months ended September 30, 2009. During the fourth quarter of 2008, all of 2009, and the fourth quarter of 2010 the Company placed in service new tractors which have a higher base cost than previous tractors purchased and are mostly in the first year to year and half of depreciation. All other depreciation decreased $2.0 million mainly attributable to trailers becoming fully depreciated to estimated salvage values based on the aging of the trailer fleet.

Gain on the disposal of property and equipment decreased $3.7 million, to $10.5 million during the nine months ended September 30, 2010 from $14.2 million in the same period of 2009. The reduction in gains was mainly attributable to the number of tractor and trailer units sold/traded comparing the two periods.

Interest income decreased $0.8 million, (39.3%), to $1.2 million for the nine months ended September 30, 2010 from $1.9 million in the same period of 2009. The decrease is the net effect of an increase in interest bearing money, offset by lower average rates of return comparing the two periods.

The Company's effective tax rate was 31.2% and 28.9% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010 is primarily attributable to a decrease in favorable income tax expense adjustment during 2010 compared to the same period of 2009 directly related to provision to return adjustments.

As a result of the foregoing, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 81.9% during the first nine months of 2010 compared with 81.7% during the first nine months of 2009. Net income increased $0.6 million to $46.8 million during the first nine months of 2010 from $46.3 million during the comparable 2009 period.

Liquidity and Capital Resources

The growth of the Company's business requires significant investments in new revenue equipment. Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008, 2009, and 2010 and is expected to continue with anticipated tractor purchases during the remainder of 2010 and in 2011. The Company also increases tractor capacity by utilizing independent contractors, who provide a tractor and bear all associated operating and financing expenses. The Company's primary source of liquidity for the period ended September 30, 2010, was net cash provided by operating activities of $72.9 million compared to $71.6 million in 2009. The net increase in cash provided by operations for the nine months ended September 30, 2010 compared to the same period of 2009 was the net result of a decrease in net income and non-cash items, $7.2 million, offset by increases in cash flow provided by working capital items, $8.6 million. Changes in working capital cash flows was mainly driven by a $7.5 million reduction in cash outflows due to the change in income tax accruals. Cash flow from operating activities was 19.7% of operating revenues in 2010 compared with 20.7% in 2009.

Capital expenditures for property and equipment, net of trade-ins, was a cash inflow of $0.4 million for the first nine months of 2010, due to an imbalance of units traded to the timing of new units acquired, compared to a cash outflow of $50.7 million during the same period of 2009. The decrease in cash outflow in purchases of property and equipment was directly attributable to the number of units purchased year over year. Cash receipts from sales of equipment increased $15.6 million period over period due to the level of sale activity of revenue equipment. Delivery of new tractor and trailer equipment began in the third quarter of 2010 with trailer deliveries expected to be completed in the fourth quarter of 2010 and tractor deliveries mostly completed as of September 30, 2010 for 2010 purchases which will start again in the first quarter of 2011 for 2011 scheduled purchases. The total estimated net purchase commitments, net of guaranteed minimum trade values, is currently estimated at $46.5 million.

The Company received $50.3 million in cash during the first nine months of 2010 related to partial calls of ARS compared to $13.5 million in partial calls during the same period of 2009. Subsequent to September 30, 2010, the Company received an additional $7.5 million in cash related to calls of ARS, at par.

The Company paid dividends of $3.6 million during the first nine months of 2010 and 2009. The dividends declared in the fourth quarters 2008 and 2009 were paid in the fourth quarters of 2008 and 2009. The Company declared a $92.5 million cash dividend in September 2010, included in dividends payable at September 30, 2010, which was paid on October 5, 2010. The dividend declared in September 2010 consisted of a $0.02 per share regular dividend and a $1.00 per share special dividend.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company's Common Stock in open market or negotiated transactions using available cash and cash equivalents. The authorization to repurchase remains open at September 30, 2010 and has no expiration date. During the nine months ended September 30, 2009, approximately 3.5 million shares of the Company's common stock were repurchased for approximately $45.4 million at approximately $12.81 per share. The repurchased shares were subsequently retired. There were no share repurchases during the nine months ended September 30, 2010. At September 30, 2010, the Company has approximately 6.5 million shares remaining under the current Board of Director repurchase authorization. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $29.5 million in 2010 which was $12.2 million higher than income taxes paid during the same period in 2009 of $17.2 million due to more federal estimated tax payments in the 2010 period compared to the 2009 period based on an increase in expected taxable income for federal purposes mainly driven by bonus depreciation taken in 2009 due to larger quantities of new revenue equipment during 2009 compared to the same period of 2010.

Management believes the Company has adequate liquidity to meet its current and projected needs. Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments. The Company's balance sheet remains debt free. The Company ended the quarter with $287.6 million in cash, cash equivalents and investments, an increase of $87.2 million from December 31, 2009. This increase was mainly driven by cash generated from operating activities.

As of September 30, 2010 and December 31, 2009, primarily all of the Company's short-term and long-term investment balances were invested in tax free auction rate student ("ARS") loan educational bonds that are classified as available-for-sale. The investments typically have an interest reset provision of 35 days with contractual maturities that range from 15 to 37 years as of September 30, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2010 99.3% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of September 30, 2010, all of the Company's auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million auction rate securities at par, the Company has received approximately $103.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $23.9 million and $50.3 million received in the three and nine months ended September 30, 2010, respectively, and $7.5 million received subsequent to September 30, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  This guidance was adopted effective January 1, 2008.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant assumptions not observable in the market due to lack of liquidity.  Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of September 30, 2010, was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan auction rate securities.  The fair value of these investments as of the September 30, 2010, measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's consideration of its own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of one month to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potentital impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the input factors in the Company's cash flow models as of September 30, 2010 for the remaining ARS investments compared to the input factors used in cash flow models as of December 31, 2009 without any insurance backed investment or investments with less than AAA credit rating input factors which management concluded was a better presentation for comparison of what the ARS portfolio is subsequent to September 30, 2010 as 99.3% of the remaining ARS portfolio are AAA(or equivalent) rated, backed by the U.S. government, and are non insurance backed securities.

Input factors used in Company models of all securities held as of September 30, 2010 and December 31, 2009 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company):

	September 30, 2010	December 31, 2009
Average life of underlying loans	2-12 years	2-10 years
Rate of return	0.96-3.11%	1.57%-4.37%
Discount rate	0.44-1.63%	0.74%-2.07%
Liquidity discount rate	0.35-0.80%	0.40%-0.90%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the quarters and nine months ended September 30, 2010 and 2009. The adjustment to accumulated other comprehensive loss during the quarter ended September 30, 2010 was the direct result of the valuation allowance associated with securities with estimated fair values of less than par that were called, at par, throughout 2010. As the original fair value adjustment was recorded through accumulated other comprehensive loss, the associated reduction to the fair value adjustment is also recorded through accumulated other comprehensive loss.

The Company has evaluated the unrealized loss on securities to determine whether the decline in estimated fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.

•
Since auction failures began in February 2008, the Company has received approximately $103.2 million as the result of partial calls by issuers which includes $7.5 million in calls, at par, received subsequent to September 30, 2010.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company holds 99.3% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should estimated fair value continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income although the factors currently do not warrant such a charge.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. The Company's holdings with one financial institution were covered by a settlement agreement and the Company received par value of the underlying securities, $4.5 million, plus accrued interest on July 1, 2010. All of auction rate security investments (based on par value) as of September 30, 2010 were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    During the quarter ended September 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of September 30, 2010 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Net working capital for the quarter ended September 30, 2010 increased by $37.9 million over December 31, 2009 largely due to an increase in cash and cash equivalents and short-term investments of $135.5 million based on reasons explained above offset mainly by an increase in dividends payable of $92.5 million due to the special dividend declared during September 2010. Management anticipates that purchase commitments for new revenue equipment will be funded with current cash on hand and cash generated from operations and will be completed during 2010. Based on the Company's strong financial position, management believes outside financing could be obtained, if necessary, to fund capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Assuming we maintain our short-term and long-term investment balance consistent with balances as of September 30, 2010, ($120.7 million, amortized costs), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $1.2 million.

The Company has no debt outstanding as of September 30, 2010 and therefore, has no market risk related to debt.

Volatile fuel prices will continue to impact us significantly. Based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. For the quarter ended September 30, 2010 and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $13.4 million and $12.6 million for the three month period ended September 30, 2010 and 2009 or 12.6% and 12.7%, respectively, of the Company's total operating expenses less gains on disposal of equipment, net of fuel surcharge. For the nine months ended September 30, 2010 and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to owner operators, was $38.8 million and $39.6 million or 12.4% and 13.4%, respectively, of the Company's total operating expenses less gains on disposal of equipment, net of fuel surcharge. A significant increase in fuel costs, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
1.	Report on Form 8-K, dated July 19, 2010, announcing the Company's financial results for the quarter and six month period ended June 30, 2010.
2.	Report on Form 8-K, dated September 16, 2010, announcing the declaration of a quarterly and special cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 5, 2010	BY: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal accounting and financial officer)