Form 10-K
period 2010-12-31
HEARTLAND EXPRESS INC
filed 2011-02-23
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer" "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $731.9 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and no other persons, are affiliates.  As of February 22, 2011 there were 90,688,621 shares of the Company’s common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 5, 2011 are incorporated by reference in Part III of this report.

PART I

Item 1.     Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” "may," "could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa, operating office and shop combined regional terminal locations in nine states, and two shop only locations outside of Iowa.  The Company provides regional dry van truckload services through its regional terminals plus its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  During 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the purchase of a terminal location near Dallas, Texas during 2008.  These western operations accounted for approximately 11% of the Company's business in 2010. The Company believes the keys to maintaining a high level of customer service are the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-four years from 1986 to 2010, Heartland has grown to $499.5 million in revenue from $21.6 million and net income has increased to $62.2 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company’s operating regions.  More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Income" that is included in this report.

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

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. The Company operates as one reportable operating segment (see Note 1 to the consolidated financial statements).

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

Serving the short-to-medium haul market (500 miles average length of haul in 2010) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

Heartland operates nine specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Chester, Virginia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Phoenix, Arizona; and Seagoville, Texas (opened in January 2009) in addition to operations at our corporate headquarters.  The Company operates maintenance facilities at all regional distribution operating centers along with shop only locations in Fort Smith, Arkansas and O’Fallon, Missouri.  These short-haul operations concentrate on freight movements generally within a 500-mile radius of the regional terminals and are designed to meet the needs of significant customers in those regions.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling.  Management believes Heartland’s reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.  As a testament to the Company’s premium service, the Company received nineteen customer service awards during 2010 in addition to receiving the Quest for Quality Award for dry freight carriers from Logistics Management Magazine for the eighth consecutive year and the BP Lubricants USA safe driving award for the fourth consecutive year.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company’s focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in the Company’s primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company’s 25, 10, and 5 largest customers accounted for 73.1%, 51.4%, and 37.7% of gross revenue, respectively, in 2010. The Company’s primary customers include retailers and manufacturers. During 2009 the Company's 25, 10, and 5 largest customers were 71.6%, 53.6%, and 39.5%, of gross revenues respectively. During 2008 the Company's 25, 10, and 5 largest customers were 70%, 51% and 36%, of gross revenues respectively. One customer accounted for 12.6% of gross revenue during 2010, two customers exceeded 10% and collectively accounted for approximately 23.9% of gross revenue in 2009 and one customer accounted for 12% of gross revenue in 2008.  No other customer accounted for as much as ten percent of revenue in 2010, 2009, or 2008.

Seasonality

The nature of the Company’s primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs,

and retail goods) causes it to be distributed with relative uniformity throughout the year.  However, seasonal variations during and after the winter holiday season have historically resulted in reduced shipments by several industries. In addition, the Company’s operating expenses historically have been higher during the winter months due to increased operating costs and higher fuel consumption in colder weather due to idling of tractor equipment.

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives.  As of December 31, 2010, Heartland employed 2,990 people compared to 2,781 people as of December 31, 2009. The increase was directly attributable to an increase in freight demand which strengthened in 2010 compared to 2009.  The Company also contracted with independent contractors to provide and operate tractors.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2010 independent contractors accounted for approximately 2.7% of the Company’s total miles compared to 3.6% in 2009.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers (at least one year of over-the-road experience required); (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, and financial rewards for accident-free driving.  Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes.  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

Heartland is not a party to a collective bargaining agreement.  Management believes that the Company has good relationships with its employees.

Revenue Equipment

Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers.  All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers.  During 2010 the Company embarked on a change in the Company's previous driver communication systems platform to PeopleNet® electronic on-board recorders and is currently in the process of transitioning the fleet to paperless logs. This on-board computing and communications system, including paperless logs, is expected to improve safety, equipment utilization, and customer service. The Company expects to be completed with the installation of PeopleNet® electronic on-board recorders in all 2009 and newer tractor models by the end of the first quarter of 2011. After completion of the installations, approximately 95% of the Company's fleet will be equipped with on-board recorders, including paperless logs.

A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company’s maintenance program.   In the second half of 2008, the Company began a tractor fleet upgrade with ProStar International trucks manufactured by Navistar International Corporation.  We have seen positive results through advanced aerodynamics, speed management, and idle controls.  As of December 31, 2010 89.5% of the Company's tractor fleet was 2009 or newer models which is expected to grow to approximately 95% by the end of the first quarter of 2011. At December 31, 2010, primarily all the Company’s tractors are manufactured by Navistar International Corporation. In addition, during 2008 the Company acquired 400 new Wabash National Corporation trailers and in 2010, 600 new Great Dane trailers.  Primarily all of the Company’s trailers are manufactured by Wabash National Corporation.  The Company has entered into further commitments to upgrade the Company's trailer fleet. The average age of our tractor and trailer fleet was 1.8 years and 6.0 years, respectively, at December 31, 2010.  The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns.  In addition, the Company’s preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced.  Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Independent contractor tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These requirements have been implemented in multiple phases starting in 2002 and require progressively more restrictive emission requirements through 2010.  Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more restrictive engine emission requirements.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  The Company has experienced an approximate 20% increase in tractor costs comparing tractors with pre 2007 engine emission requirements and tractors with post 2007 engine emission requirements. Beginning in 2010 a new set of more restrictive engine emission requirements became effective. As of December 31, 2010, 89.5% of the Company’s tractor fleet was models with post January 2007 engine requirements compared to 73% of the Company’s tractor fleet as of December 31, 2009.  The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company’s results of operations.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts.  In addition, bulk fuel sites are maintained at the twelve Company owned locations which includes the nine regional terminal centers, the Company’s corporate headquarters, plus two service terminal locations in order to take advantage of volume pricing.  The Company strategically manages fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases.  For the years ended December 31, 2010, 2009, and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements, was $53.2 million, $52.7 million, and $79.4 million or 15.9%, 16.0%, and 19.7%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  During 2008 fuel prices rose rapidly during the first half of the year and declined rapidly over the second half of the year negating the volatile fluctuation in fuel prices during the year.  At the peak of the fuel prices in July 2008, fuel expense, net of fuel surcharge revenue, rose to approximately 23% of the Company’s total operating expenses, net of fuel surcharge revenue compared to 15.9% and 16.0% for 2010 and 2009.  Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company’s operating results.

During 2009 the Company contracted with an unrelated third party to hedge cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements.  The hedged cash flows were transacted through the use of certain swap investments.  In accordance with the authoritative accounting guidance, the Company designated such hedges as cash flow hedges.   The hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which was not recoverable through fuel surcharge agreements.  There were no outstanding hedging contracts for fuel as of December 31, 2010 and management does not currently expect to enter into any new hedging contracts for fuel.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, and equipment availability. As the general economic conditions and credit market conditions deteriorated throughout 2008 and continued throughout 2009 and into early 2010, the industry became extremely competitive based on freight rates mainly due to excess capacity compared to current freight volumes.  The Company began to see tightening industry capacity throughout the second half of 2010 which allowed for a stabilization of freight rates and in some instances, rate increases. The Company experienced higher freight demand throughout 2010 compared to 2009 but demand continues to lag behind freight demand experienced prior to the recent recession. The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. In addition, there is a strong competition within the industry for the hiring of drivers and independent contractors.

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

The Company self-insures auto liability (personal injury and property damage) claims up to $2.0 million per occurrence.  Liabilities in excess of these amounts are covered by insurance up to $55.0 million in aggregate for the coverage period.  The Company retains any liability in excess of $55.0 million. Catastrophic physical damage coverage is carried to protect against natural disasters. The Company self-insures workers’ compensation claims up to $1.0 million per occurrence.  All workers' compensation liabilities in excess of $1.0 million are covered by insurance.  In addition, primary and excess coverage is maintained for employee health insurance.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on the Company and our drivers.  New rules that limit driver hours-of-service ("HOS") were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and the HOS rules are once again under review by the FMCSA.

The FMCSA issued a draft Notice of Proposed Rulemaking to the Office of Management and Budget on December 23, 2010 regarding the HOS rules. The proposed rules include the following:

•
The FMCSA has proposed both the retention of 11 hours of maximum driving time as well as a drop in maximum driving time to 10 hours as part of the proposed rules. The FMCSA's "currently preferred option" is 10 hours.

•	Drivers can only drive seven hours consecutively or less since last off-duty or sleeper berth period of at least 30 minutes. Currently there is no restriction on consecutive driving hours.

•
Requiring that the 34-hour restart period contain two consecutive overnight rest periods from midnight to 6:00 A.M. A reset would only be allowed once during a seven-day period. Currently, 34 consecutive hours in off-duty resets a drivers cumulative on-duty back to zero at any point in a driver's 7 day cycle.

The public has 60 days to comment from the date the draft was issued and the final HOS rules are expected to be published sometime in 2011. Pursuant to a settlement agreement, the FMCSA is required to publish a final HOS rule by July 26, 2011. The current HOS rules, adopted in 2005, will remain in effect during the rulemaking proceedings.

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

On January 31, 2011 the FMCSA issued a Notice of Proposed Rulemaking regarding electronic on-board recorders (“EOBR”) and HOS supporting documents. Through the proposed rules, the FMCSA is proposing to require certain motor carries operating commercial motor vehicles in interstate commerce to use EOBRs to document their drivers' HOS. Under this proposal, all motor carriers currently required to maintain records of duty status for HOS record keeping would be required to use EOBRs to systematically and effectively monitor their drivers' compliance with HOS requirements. Motor carriers would be given three years after the effective date of the final rule to comply with these requirements. The rule also proposes that for commercial motor vehicles manufactured on and after June 4, 2012, motor carriers must install and use an electronic device that meets the requirements of EOBRs and HOS rules. The public has 60 days to comment from the date the Notice of Proposed Rulemaking was issued. Although the Company is not currently required to install EOBRs in its tractors, the Company has decided to install EOBRs in all 2009 and newer tractor models which will also include electronic logs for our drivers. The Company currently projects that by the end of the first quarter of 2011, 95% of the Company's fleet will be equipped with EOBRs.
During 2009, the FMCSA introduced Compliance Safety Accountability, ("CSA"), which sets new evaluation standards on the safety performance of motor carriers and drivers.  CSA is a new methodology that enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA, the FMCSA along with its state partners includes a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information is accumulated to assess the safety performance of both carriers and drivers.  The CSA enforcement began in 2010 and motor carrier scores began being published in November 2010. Based on the first two months of data released by the FMCSA, the Company did not exceed any of the performance thresholds established by FMCSA's seven categories (unsafe driving, fatigued driving, driver fitness, controlled substances, vehicle maintenance, cargo and crash rating). The Company monitors its CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. The Company does not yet know what impact this new program will have on its drivers and potential drivers but potential adverse effects to the Company's results of operations may include:

•	Current and potential drivers may no longer be eligible to drive for us.

•	The Company's fleet could be ranked poorly as compared to our peers which could cause our customers to direct their business away from us and to carriers with higher fleet rankings.

•	A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could cause the Company to have unmanned trucks.

•	Competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation cost.

•
From time to time we could exceed the FMCSA's established intervention thresholds under certain categories. If we exceed one or more of the thresholds, our drivers may be prioritized for intervention action or roadside inspection by regulatory authorities. We may incur greater than expected expenses in our attempts to improve our scores.

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

In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could negatively impact our operating efficiency and productivity and result in higher operating costs.

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

We operate in a highly competitive and fragmented industry with thousands of carriers of varying sizes.  Because of general economic conditions and continued over capacity, the industry became even more competitive based on freight volumes and freight rates throughout 2008 and 2009 although rates improved slightly in the second half of 2010 given improved economic factors.  Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates.  Should our customer base not see a difference in the services the Company provides and is no longer willing to pay freight rates we expect to receive for the service we provide we may be forced to lower our rates to retain customers or lose customers, which could adversely affect our results of operations if we are unable to replace customers lost with new customers.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations.  If we are unable to generate sufficient cash from operations, we would need to utilize available cash reserves or seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. More restrictive EPA emissions standards that began in 2002 with additional new requirements implemented in 2007 have required vendors to introduce new engines.  Additional EPA mandated emission standards became effective for newly manufactured trucks beginning in January 2010.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2010, approximately 89.5% of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007.  Tractors that meet the 2007 standards have been approximately 20% more expensive than tractors with pre 2007 engine emission standards.  Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment as it did during 2008 and 2009, the general market value of used revenue equipment decreases.  Management revises estimates to depreciation to better reflect expected values of equipment at the end of the estimated useful life as reflected in the change in depreciation estimates for tractors in 2009.  The sale/trade values of tractors that we experienced during 2008-2010 and expect to experience in the first half of 2011 were largely due to an agreement finalized in 2008, prior to declines in estimated market values of used equipment. We have no such guaranteed residual value agreement on 89.5% of our current tractor fleet. Should the conditions experienced during 2008 and 2009 return, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may cause the price of fuel to increase.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of increases in fuel prices from customers through fuel surcharges, and during 2009, in an attempt to further manage our exposure to changes in fuel prices, we used derivative instruments designated as cash flow hedges on a limited basis.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  Therefore, fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future.  To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  In addition, competition for drivers, which is always intense, may increase even more as the overall demand for freight services increases with a reversal of the current economic trends and conditions. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, or be required to further adjust our driver compensation package, which would lower our profitability. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the "DOT"). Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and HOS. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' HOS, ergonomics, electronic, on-board recorders, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers' HOS, and the result could negatively impact utilization of our equipment.

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

On January 31, 2011 the FMCSA issued a Notice of Proposed Rulemaking regarding EOBR and HOS supporting documents. Through the proposed rules, the FMCSA is proposing to require certain motor carries operating commercial motor vehicles in interstate commerce to use EOBRs to document their drivers' HOS. Under this proposal, all motor carriers currently required to maintain records of duty status for HOS record keeping would be required to use EOBRs to systematically and effectively monitor their drivers' compliance with HOS requirements. Such installation could cause an increase in driver turnover, adverse information in litigation, and cost increases.

Federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration(the “TSA”) of the Department of Homeland Security has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that replaces engine power and eliminates idling, or face a decrease in productivity.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, including impacting our number of unmanned trucks, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation cost. From time to time we could exceed the FMCSA's established intervention thresholds under certain categories. If we exceed one or more of the thresholds, our drivers may be prioritized for intervention action or roadside inspection by regulatory authorities. Additionally, we may incur greater than expected expenses in our attempts to improve our scores.

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

The Company previously announced that Russell Gerdin, the Company's Chairman and Chief Executive Officer is currently on a leave of absence for health reasons. During Russell Gerdin's absence, Michael Gerdin, the Company's President, has assumed all of Russell Gerdin's responsibilities including the responsibilities of Chairman of the Board and Principal Executive Officer for SEC reporting purposes. Should Russell Gerdin not be able to return to the Company, the Company's share price may be negatively impacted.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from several major customers.  For the year ended December 31, 2010, our top 25 customers, based on revenue, accounted for approximately 73.1% of our gross revenue. This was not significantly different than the previous year.  One customer accounted for approximately 12.6% of gross revenue in 2010.  No other customer accounted for as much as ten percent of revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If the estimated fair value of auction rate securities continue to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income, which could have a materially adverse effect on our earnings.

All of our long-term investments as of December 31, 2010 were in tax free; auction rate student loan educational bonds primarily backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 37 years as of December 31, 2010.  At the reset date we historically had the option to roll the investments and reset the interest rate or sell the investments in an auction.  We historically received the par value of the investment plus accrued interest on reset date if the underlying investment was sold.  Primarily all long term investments held by us (99.2% of par value) have AAA (or equivalent) ratings from recognized rating agencies.  We only hold senior positions of underlying securities.  We have not invested in other asset backed securities and do not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders.  When we elect to participate in an auction and therefore sell investments, there is no guarantee that a willing buyer will purchase the security resulting in us receiving cash upon the election to sell.  During the quarter ended March 31, 2008 we began experiencing failures in the auction process of auction rate securities that have continued through December 31, 2010.  The result is a lack of liquidity in these investments. These investments were approximately 16% of our total assets at December 31, 2010.

As of December 31, 2010, all of our auction rate securities were associated with unsuccessful auctions.  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default interest rate.  Until a subsequent auction is successful or the underlying security is called by the issuer, we will be unable to sell these securities.  Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2010, we have classified these investments as long-term investments.   In addition, we recorded an adjustment to fair value to reflect the lack of liquidity in these securities through an adjustment to accumulated other comprehensive loss.  Since auction failures began and continuing through December 31, 2010, there were no instances of delinquencies or non-payment of applicable interest from the issuers.  We have no assurance that we will be able to sell these investments at par and cannot predict whether future auctions related to our auction rate securities will be successful.  Should we have liquidity requirements before these financial institutions provide liquidity to auction rate securities, we may be required to discount these securities in order to liquidate them.  We will continue to monitor these investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.  Should estimated fair value continue to remain below cost or the fair value decrease significantly due to credit related issues, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income.  Based on our current financial position, we do not believe that we will have to sell these securities at a discount, however, if our financial condition changes and we were able to sell them at a discount, it could have a materially adverse effect on our financial results.

Under current U.S. generally accepted accounting principles (“GAAP”) for valuing investments reported as available-for-sale, we must value those assets at the prices that would be received to sell an asset  in an orderly transaction between market participants at the measurement date.  The estimated fair value of the underlying investments as of December 31, 2010 declined below amortized cost of the investments, as a result of liquidity issues in the auction rate markets.  As a result of the fair value measurements, we recognized an unrealized loss and reduction to investments, of $8.6 million during the year ended December 31, 2008.  The estimated fair value of the underlying investments remained below amortized costs of the investments throughout 2009 and 2010.  A $3.3 million reduction to the unrealized loss was recognized during 2009 and another $2.5 million reduction in 2010 due to improved market conditions and the call of some auction rate securities at par value plus accrued interest.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company's headquarters are located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80.  The headquarters is located on 40 acres of land along the Cedar Rapids/Iowa City business corridor and includes a 65,000 square foot office building and a 32,600 square foot shop and maintenance building. This represents a centralized location along the Cedar Rapids/Iowa City business corridor.

The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased
North Liberty, Iowa	Yes	Yes	Yes	Owned
Ft. Smith, Arkansas	No	Yes	Yes	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned

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

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company’s common stock as reported by the NASDAQ Global Select Market and the Company’s dividends declared per common share from January 1, 2009 to

December 31, 2010.

Period		High	Low	Dividends declared per Common Share
Calendar Year	2010
1st Quarter		$16.73	$13.48	$0.02
2nd Quarter		17.18	14.33	0.02
3rd Quarter		16.43	14.14	1.02
4th Quarter		16.77	14.35	0.02
Calendar Year	2009
1st Quarter		$16.20	$11.89	$0.02
2nd Quarter		16.96	14.00	0.02
3rd Quarter		15.84	13.70	0.02
4th Quarter		15.80	13.21	0.02

On February 22, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $17.01 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 22, 2011, the Company had 176 stockholders of record of its common stock.  However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past thirty consecutive quarters.  During 2010 and 2009, the Company declared quarterly dividends as detailed below.

	2010 Period
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 11, 2010	June 11, 2010	September 14, 2010	November 30, 2010
Record date	March 25, 2010	June 22, 2010	September 24, 2010	December 10, 2010
Payment date	April 6, 2010	July 2, 2010	October 5, 2010	December 20, 2010
Payment amount (per common share)	$0.02	$0.02	$1.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$92.5	$1.8

	2009 Period
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 9, 2009	June 8, 2009	September 10, 2009	November 30, 2009
Record date	March 20, 2009	June 19, 2009	September 21, 2009	December 11, 2009
Payment date	April 2, 2009	July 2, 2009	October 2, 2009	December 22, 2009
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$1.8	$1.8

The Company does not currently intend to discontinue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  During 2009 and 2008, 3.5 million and 2.7 million shares were repurchased in the open market and retired for $45.4 million and $36.4 million, respectively, or $12.81 and $13.38 per share.  The cost of such shares purchased and retired in excess of their par value in the amount of approximately of $45.3 million and $36.4 million during the years ended December 31, 2009, and 2008 was charged to retained earnings.  There were no shares repurchased during 2010. The authorization to repurchase remains open at December 31, 2010 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the program.

Share Based Compensation

As of December 31, 2010 there are no securities authorized for issuance under equity compensation plans. As there was no share based compensation issued, outstanding or unvested during 2010, 2009 or 2008, there is no effect on the Company’s results of operations for the years ended December 31, 2010, 2009, and 2008.

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

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Statements of Income Data:
Operating revenue	$499,516	$459,539	$625,600	$591,893	$571,919
Operating expenses:
Salaries, wages, and benefits	167,980	168,716	197,992	196,303	189,179
Rent and purchased transportation	9,460	11,138	18,703	21,421	24,388
Fuel	126,477	104,246	204,708	164,285	146,240
Operations and maintenance	17,086	14,913	15,575	12,314	12,647
Operating taxes and licenses	8,480	9,286	9,317	9,454	9,143
Insurance and claims	12,526	16,629	24,307	18,110	16,621
Communications and utilities	3,187	3,655	3,693	3,857	3,721
Depreciation (1)	61,949	58,730	46,109	48,478	47,351
Other operating expenses	14,239	12,970	16,807	17,380	17,356
Gain on disposal of property and equipment	(13,317)	(19,708)	(9,558)	(10,159)	(18,144)
	408,067	380,575	527,653	481,443	448,502
Operating income (1)	91,449	78,964	97,947	110,450	123,417
Interest income	1,424	2,338	9,132	10,285	11,732
Income before income taxes (1)	92,873	81,302	107,079	120,735	135,149
Federal and state income taxes	30,657	24,353	37,111	44,565	47,978
Net income (1)	$62,216	$56,949	$69,968	$76,170	$87,171
Weighted average shares outstanding	90,689	91,131	95,900	97,735	98,359
Earnings per share (1)	$0.69	$0.62	$0.73	$0.78	$0.89
Dividends declared per share	$1.080	$0.080	$0.080	$2.080	$0.075
Balance Sheet data:
Net working capital (2) (3)	$144,886	$77,460	$70,065	$182,546	$294,252
Total assets (3)	506,035	551,163	533,670	526,294	669,070
Stockholders' equity	334,187	367,670	360,039	342,759	495,024

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

(2)
Reflects the reclassification of auction rate security investments classified as short-term investments as of December 31, 2007 to long-term investments as of December 31, 2008 due to auction failures that began in February 2008 and have continued through December 31, 2010.

(3)
The Company maintains insurance accruals to reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.   During 2009 the Company identified errors related to the classification of current and long-term insurance accruals and the associated deferred tax implications.  As a result, the Company’s historical current assets, current liabilities and long-term liabilities were misstated.   In accordance with the Securities and Exchange Commission's (“SEC”) Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the error was immaterial to the 2008 period.  Consequently, the Company revised its historical current and long-term liabilities as of December 31, 2008 to be consistent with the December 31, 2009 presentation which was consistently applied as of December 31, 2010.  The change resulted in a decrease of $24 million to current assets and a decrease of $60.2 million to current liabilities from amounts previously reported as of December 31, 2008.  The Company has not adjusted historical net working capital to reflect this change in classification for periods ended December 31, 2007 and prior as the amounts are not considered material.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could, ” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating office and shop combined regional terminal locations in nine states and two shop only locations outside of Iowa.  The Company provides regional dry van truckload services through its regional terminals plus its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 71.3%, 72.6%, and 73.5% of the 2010, 2009 and 2008 operating revenues, respectively.  The Company takes pride in the quality of the service that it provides to its customers.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The industry experienced soft freight demand in 2008, which worsened throughout 2009 creating downward pressures on freight rates and fuel surcharge rates throughout 2009 and into early 2010.  During 2010 industry capacity tightened although current freight volumes are still below volumes experienced prior to the recent recession. The tightening capacity in the industry with an increase in freight volumes, compared to 2009, allowed for stabilization and certain improvements in freight rates during 2010 which management expects to continue into 2011.

As fuel prices soared to historical highs during 2008, containment of fuel cost became a top priority of management.  The Company continued to address fuel initiative strategies to effectively manage fuel costs during 2009 and 2010.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, increased fuel economy through new tractors acquired in 2008 through 2010, and to a lesser extent fuel hedging.  These initiatives proved beneficial during 2010. The U.S. average price of diesel fuel increased 21.2% from approximately $2.47 per gallon to approximately $3.00 per gallon and the Company's miles increased in 2010 compared to 2009; however fuel expense, net of fuel surcharge revenues, only increased 0.8%. At December 31, 2010, the Company’s tractor fleet had an average age of 1.8 years while the trailer fleet had an average age of 6.0 years.  The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout 2009, during the most recent recession, in comparison to our competitors, better positioning the Company for future growth.   Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

The Company hires only experienced drivers (minimum 1 year of driving experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation by increasing driver compensation three out of the last seven years. In the opinion of management, the Company is the top or is near the top compensation pay per mile to drivers in the markets it operates.

The Company has been recognized as one of the Forbes magazine's “200 Best Small Companies in America” eighteen times in the past twenty-four years and for eight of the past nine years as well as being awarded Logistics Management Magazine Quest for Quality Award for the eighth straight year as well as BP Lubricants USA safe driving award for the past four consecutive years. The Company has paid cash dividends over the past thirty consecutive quarters, including special dividends of $196.5 million in May, 2007 and $90.7 million in October 2010. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD.

The Company ended the year with operating revenues of $499.5 million, including fuel surcharges, net income of $62.2 million, and earnings per share of $0.69 on weighted average outstanding shares of 90.7 million. The Company posted an 81.7% operating ratio (operating expenses as a percentage of operating revenues) in 2010 compared to 82.8% in 2009 and a 12.5% net margin (net income as a percentage of operating revenues) in 2010 compared to 12.4% in 2009. The Company had total assets of $506.0 million at December 31, 2010. The Company achieved a return on assets of 11.8% and a return on equity of 17.7%.  The Company’s cash flow from operations for the year of $98.6 million was 19.7% of operating revenues.  The Company took in $68.1 million in net investing cash flows, mainly due to the calls of auction rate securities, and had cash outflows of $97.9 million related to dividend payments to our shareholders during 2010.  As a result, the Company increased cash and cash equivalents $68.8 million during the year ended December 31, 2010.  The Company ended the year with cash, cash equivalents, and investments of $209.8 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

	Year Ended December 31,
	2010	2009	2008
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	33.6%	36.7%	31.6%
Rent and purchased transportation	1.9	2.4	3.0
Fuel	25.3	22.7	32.7
Operations and maintenance	3.4	3.2	2.5
Operating taxes and license	1.7	2.0	1.5
Insurance and claims	2.5	3.6	3.9
Communications and utilities	0.6	0.8	0.6
Depreciation	12.4	12.8	7.4
Other operating expenses	2.9	2.8	2.7
Gain on disposal of property and equipment	(2.7)	(4.3)	(1.5)
	81.7%	82.8%	84.3%
Operating income	18.3%	17.2%	15.7%
Interest income	0.5	0.5	1.5
Income before income taxes	18.6%	17.7%	17.1%
Income taxes	6.1	5.3	5.9
Net income	12.5%	12.4%	11.2%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Operating revenue increased $40.0 million (8.7%), to $499.5 million for the year ended December 31, 2010 from $459.5 million in the 2009 period.  The increase in revenue was the result of an increase in line haul revenue and other revenues of approximately $18.0 million (4.4%) and a $22.0 million increase (41.2%) in fuel surcharge revenue from $53.3 million in 2009 to $75.3 million in 2010.  Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 21.2% increase in average DOE diesel fuel prices for 2010 compared to 2009 with additional increases due to increases in miles driven during 2010.  Line haul revenues increased by $17.9 million (4.4%) based on more miles driven ($11.8 million) and increases in average freight rates ($6.1 million).  Other revenues increased $0.1 million as these other fees are directly associated with loads and miles driven.  More miles during 2010 compared to 2009 resulted from a combination of increased demand for shipping services as shippers were generally shipping more quantities of goods during 2010 based on improvements in overall economic conditions.

Salaries, wages, and benefits decreased $0.7 million (0.4%), to $168.0 million for the year ended December 31, 2010 from $168.7 million in the 2009 period.  The decrease was the net result of a $0.8 million increase (0.7%) in driver wages, a $0.1 million decrease (0.7%) in office and shop wages, a $1.5 million (22.9%) decrease in workers’ compensation and a $0.1 million increase in health insurance and other benefits and payroll taxes.  During 2010, employee drivers accounted for 97% and independent contractors for 3% of the total fleet miles compared to 96% and 4%, respectively, for 2009.  The Company driver wage increase was the net of an increase in miles driven due to freight volume increases in 2010 compared to 2009, offset by a decrease in mileage rates paid to new drivers hired subsequent to May 2009 to December 31, 2010.  Office and shop personnel wages decreased primarily as a result of fewer non-driver personnel during 2010 compared to 2009.  Workers’ compensation expense decreased $1.5 million due to an overall decrease in frequency and severity of claims incurred.

Rent and purchased transportation decreased $1.7 million (15.1%), to $9.5 million for the year ended December 31, 2010 from $11.1 million in the compared period of 2009.  The decrease is mainly attributable to amounts paid to independent contractors. The decrease in amounts paid to independent contractors is attributable to fewer miles driven as a result of less independent contractors driving for the Company. During 2010 independent contractors accounted for 3% of the Company's total miles which was down from 4% in 2009.

Fuel increased $22.2 million (21.3%), to $126.5 million for the year ended December 31, 2010 from $104.2 million for the same period of 2009. The increase is the combined result of increased fuel prices ($17.5 million) and an increase in miles driven offset by fuel economy improvements and idle reduction initiatives ($4.7 million).  The Company’s fuel cost per company-owned tractor mile increased 16.8% in 2010 compared to the same period of 2009 on a 21.5% increase in cost per gallon 2010 compared to 2009. Fuel cost per mile, net of fuel surcharge, decreased 2.9% in 2010 compared to the same period of 2009 despite the increases in fuel prices.  The Department of Energy (“DOE”) average diesel price per gallon for 2010 was $3.00 per gallon compared to the same period of 2009 of $2.47 per gallon a 21.2% increase.

Insurance and claims decreased $4.1 million (24.7%), to $12.5 million for the year ended December 31, 2010 from $16.6 million in the same period of 2009 due to a decrease in the frequency and severity of larger auto liability related claims during 2010 compared to 2009 as well as favorable loss development versus management's estimate.  The Company increased the retention limits for auto liability claims from $1 million to $2 million for each claim occurring on or after April 1, 2009 in an effort to offset raises in insurance premium costs.

Depreciation increased $3.2 million (5.5%), to $61.9 million during 2010 from $58.7 million in 2009.  The increase is mainly attributable to an increase in tractor purchases during and 2009 and 2010 as part of the Company’s latest fleet upgrade program.  As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of the latest tractor fleet upgrade took place throughout 2009. Therefore, depreciation expense during 2009 did not reflect a full first year of depreciation on newly acquired tractors. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the used equipment market.  During the second half of 2008 through 2009 the Company placed in service 2,175 new tractors which have a higher base cost than previous tractors purchased (approximately 20%) and were in their first or second year of depreciation during 2010.  Tractor depreciation increased $5.6 million to $51.5 million in 2010 from $45.9 million in 2009.  The increase in tractor depreciation was offset by a decrease of $2.3 million in trailer depreciation in 2010 compared to 2009.  The decrease in trailer depreciation was the direct result of an increase in the portion of our trailer fleet being depreciated to the estimated salvage value and accordingly there is not any further depreciation expense on these respective trailers.  The change in all other depreciation was not significant.

Operating and maintenance expense increased $2.2 million (14.6%), to $17.1 million during 2010 from $14.9 million in 2009.
Operating and maintenance costs increased due to higher freight volumes when comparing the two periods as well as costs to prepare tractors for trades and certain updates to older trailers within the Company's fleet. The Company also experienced increases in over-the-road repairs mainly due to heightened awareness of maintenance issues under CSA compliance guidelines.

Gain on the disposal of property and equipment decreased $6.4 million, to $13.3 million during 2010 from $19.7 million in 2009.  The gain decrease was the net effect of a decrease in gains on trades and sales of tractor equipment of $14.0 million offset by an increase in gains on trailer equipment sales of $7.5 million and other sales of $0.1 million. The decrease in gains on tractors was primarily attributable to a 66% decline in the number of units traded or sold in 2010 compared to 2009. The increase in gains on trailer sales was due to the Company not selling any trailers during 2009.

Interest income decreased $0.9 million (39.1%), to $1.4 million in 2010 from $2.3 million in 2009.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short- and long-term investments which persisted throughout 2010. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents tied to short-term interest rates from long-term auction rate security investments due to a significant amount of calls received during 2010.

The Company’s effective tax rate was 33.0% and 30.0% for 2010 and 2009, respectively.  The increase in the effective tax rate for 2010 is primarily attributable to a decrease in a favorable income tax expense adjustments during 2010 compared to the same period of 2009 resulting from the roll off of certain state tax contingencies. This is due to the application of the authoritative guidance on uncertain income tax positions coupled with more taxable income during the current year compared to the same period of 2009. The Company's effective tax rate without adjustments for uncertain income tax positions was consistent from 2009 to 2010.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 81.7% during the year ended December 31, 2010 compared with 82.8% during the year ended December 31, 2009.  Net income increased $5.3 million (9.2%), to $62.2 million for the year ended December 31, 2010 from $56.9 million during the compared 2009 period as a result of the net effects discussed above.

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

Salaries, wages, and benefits decreased $29.3 million (14.8%), to $168.7 million for the year ended December 31, 2009 from $198.0 million in the 2008 period.  The decrease was the result of a $24.1 million decrease (16.6%) in driver wages, a $1.4 million decrease (6.6%) in office and shop wages, a $2.1 million (24.6%) decrease in workers' compensation and a $1.6 million decrease in health insurance and other benefits and payroll taxes.  For 2009 and 2008, employee drivers accounted for 96% and independent contractors for 4% of the total fleet miles.  Company driver wages decrease was consistent with the decrease in line haul revenues detailed above due to freight volume declines in 2009 compared to 2008 with a slight decrease in total company mileage rates paid due to a slight decrease in mileage rates paid to new drivers hired subsequent to May 2009.  Office and shop personnel wages decreased primarily as a result of fewer non-driver personnel during 2009 compared to 2008.  Workers' compensation expense decreased $2.1 million due to an overall decrease in frequency and severity of claims incurred.

Rent and purchased transportation decreased $7.6 million (40.6%), to $11.1 million for the year ended December 31, 2009 from $18.7 million in the compared period of 2008.  Of the total decrease, $6.9 million related to a decrease in amounts paid to independent contractors and $0.7 in other rental charges.  The decrease in amounts paid to independent contractors is attributable to fewer miles driven ($3.3 million) and a decrease in amounts paid under the Company's fuel stability program due to lower average fuel costs during 2009 compared to 2008 ($3.6 million).

Fuel decreased $100.5 million (49.1%), to $104.2 million for the year ended December 31, 2009 from $204.7 million for the same period of 2008. The decrease is the net result of decreased fuel prices ($67.5 million) and a decrease in miles driven and idle reduction initiatives ($33.0 million).  The Company's fuel cost per company-owned tractor mile decreased 39.3% in 2009 compared to the same period of 2008 on a 35.7% decrease in cost per gallon 2009 compared to 2008. Fuel cost per mile, net of fuel surcharge, decreased 20.8% in 2009 compared to the same period of 2008.  The Department of Energy (“DOE”) average diesel price per gallon for 2009 was $2.46 per gallon compared to the same period of 2008 of $3.78 per gallon.   Fuel expense during 2009 was net of the benefit of the Company's fuel hedging efforts based on gains of $0.6 million for settlements received on fuel derivative contracts.  There were no hedging contracts during 2008.

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

Depreciation increased $12.6 million (27.3%), to $58.7 million during 2009 from $46.1 million in 2008.  The increase is mainly attributable to an increase in tractor purchases during the third and fourth quarters of 2008 and 2009 as part of the Company's latest fleet upgrade program.  As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method, which increased tractor depreciation $2.9 million during 2009 when compared to the depreciation method used in the prior year.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the trade market for the foreseeable future.  During the second half of 2008 and 2009 the Company has placed in service 2,175 new tractors which have a higher base cost than previous tractors purchased (approximately 18%) and are in the first year of depreciation.  Tractor depreciation increased $13.4 million to $45.9 million in 2009 from $32.4 million 2008.  The increase in tractor depreciation was offset by a decrease of $1.0 million in trailer depreciation in 2009 compared to 2008.  The decrease in trailer depreciation was the direct result of a portion of our trailer fleet being depreciated to the estimated salvage value and accordingly there is not any further depreciation expense on these respective trailers.  All other depreciation increased $0.2 million.

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

Interest income decreased $6.8 million (74.4%), to $2.3 million in 2009 from $9.1 million in 2008.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short- and long-term investments which the Company saw throughout 2008, and continued declines into 2009 as well as lower average balances of cash and investments due to uses of cash for investing and finance purposes.

The Company's effective tax rate was 30.0% and 34.7% for 2009 and 2008, respectively.  The decrease in the effective tax rate for 2009 is primarily attributable to an increased favorable income tax expense adjustment during 2009 compared to the same period of 2008 as a result of the roll off of certain state tax contingencies due to the application of the authoritative guidance on uncertain income tax positions coupled with less taxable income during the current year compared to the same period of 2008 along with additional state income tax benefits recorded in 2009 from certain 2008 state tax return filing positions.

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

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices and the compensation paid to the drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007 and January 1, 2010, and driver comfort have resulted in higher tractor prices.  The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.  During the fleet upgrade in 2009 and 2010, the Company experienced an average increase in tractor prices of 20% associated with the latest engine emission requirements, when compared to tractor prices associated with the last fleet upgrade with pre-January 2007 tractor engines.  Beginning in mid-2010 the Company began to experience increases in freight rates in certain markets but over the most recent three year period, increases in freight rates have been minimal compared to the percentage increase in the price of newer tractors.

In addition to inflation, fluctuations in fuel prices can affect profitability.  Most of the Company’s contracts with customers contain fuel surcharge provisions.  Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.   During 2008 average fuel prices fluctuated between $2.09 per gallon and $4.76 per gallon with significant increases in relatively short periods of time.  During 2009 and 2010 changes in average fuel prices were more modest, fluctuating between $2.00 per gallon and $3.33 per gallon with increases covering a longer period of time. As a result, for the years ended December 31, 2010, 2009, and 2008, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements, was 15.9%, 16.0%, and 19.7%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue. Significant fluctuations in fuel prices increase our cost of operations as the Company is unable to pass through all increases in fuel prices.  The Company is not able to recover fuel surcharge on empty miles or fuel used in idling so as there are significant changes in fuel prices the Company's operating results could be adversely effected.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and 2009 with the purchase of 2,175 new tractors and 400 new trailers.  During 2010 an additional 200 tractors and 600 new trailers were purchased and funded with cash flows from operations. The total estimated net purchase commitments at December 31, 2010 for new tractors and trailers, net of guaranteed minimum trade values, is currently estimated at $100.7 million. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers, there were no guaranteed commitments from third parties to buy trailers during 2011. The Company ended 2010 with cash and cash equivalents of $121.1 million. The Company’s primary source of liquidity for 2010 was net cash provided by operating activities of $98.6 million compared to $101.1 million in 2009.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $8.2 million lower in 2010 compared to 2009 offset by an increase in cash flow generated by operating assets and liabilities of approximately $5.7 million.  The net increase in cash provided by operating assets and liabilities for 2010 compared to the same period of 2009 was mainly attributable to a reduction in accrued income taxes offset by higher accounts receivable due to increased freight volumes.  Cash flow from operating activities was 19.7% of operating revenues in 2010 compared with 22.0% in 2009.

Cash flows from investing increased $120.9 million for 2010 compared to the same period of 2009 due to net cash inflows of $68.1 million during 2010 compared to cash outflows of $52.8 million during 2009.  The increase of investing cash flows was mainly the result of a decline in capital expenditures of $64.6 million, an increase in cash provided by sales of revenue equipment of $21.6 million and increased cash received from investment maturities and calls, net of investment purchases, of $34.6 million.  Cash received from sales of equipment exceeded cash expenditures for property and equipment, net of trade-ins, by $7.1 million during 2010 compared to cash outflows for equipment purchases of $79.1 million in 2009 related to revenue equipment investments. The Company currently anticipates capital expenditures on revenue equipment to be approximately $100.7 million in 2011, net of guaranteed residual values on tractors expected to be sold during 2011. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers that would directly reduce the commitment amount, there were no guaranteed commitments from third parties to buy trailers during 2011. The Company received $61.2 million in cash during 2010 related to partial calls of tax free, auction rate student loan educational bonds ("ARS") compared to $26.7 million receipts from ARS calls during 2009.   The Company received an additional $8.3 million from ARS partial calls subsequent to December 31, 2010 which are reflected as short-term investments on the consolidated balance sheet.

The Company paid $97.9 million in dividends during 2010 compared to cash dividends of $7.3 million paid 2009.  Dividends paid during 2010 included a special dividend of $90.7 paid in October 2010. There were no special dividend payments in 2009. The dividends declared in the fourth quarter of 2010 and 2009 were paid in the fourth quarter of 2010 and 2009, respectively, and there were no outstanding dividends in accounts payable as of December 31, 2010 and 2009.

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  In 2009 and 2008 respectively, 3.5 million and 2.8 million shares were repurchased in the open market and retired for $45.4 million and $36.4 million respectively.  There were no shares repurchased during 2010. The authorization to repurchase remains open at December 31, 2010 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the program.

The Company paid income taxes, net of refunds, of $40.5 million in 2010 which was $21.7 million higher than income taxes paid during the same period in 2009 of $18.8 million.   The increase is mainly driven by higher estimated federal income tax payments based on higher expected taxable income for the year ending December 31, 2010 combined with income tax payments during 2009 being lower due to 50% bonus depreciation deductions on significant revenue equipment purchases during 2009 compared to 2010.

Management believes the Company has adequate liquidity to meet its current and projected needs.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments.  The Company’s balance sheet remains debt free.   The Company ended 2010 with $209.8 million in cash, cash equivalents and investments, an increase of $9.5 million from December 31, 2009.

All of the Company’s short-term and long-term investment balances at December 31, 2010 and primarily all of the short-term and long-term investment balances at December 31, 2009 were invested in ARS that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 37 years as of December 31, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of December 31, 2010, 99.2% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of December 31, 2010, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $115.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $8.3 million received in January 2011 which has been classified as short-term investments as of December 31, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant inputs and assumptions not observable to market participants. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  The fair value of these investments as of the December 31, 2010 and 2009 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's consideration of its own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of one month for announced calls to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the inputs in the Company's cash flow models as of December 31, 2010 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2009. Inputs used in Company models of all securities held as of December 31, 2010 and December 31, 2009 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	December 31, 2010	December 31, 2009
Average life of underlying loans	2-12 years	2-10 years
Rate of return	1.28-4.12%	1.57%-4.37%
Discount rate	0.53%-1.85%	0.74%-2.07%
Liquidity discount rate	0.40%-0.80%	0.40%-0.9%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2010, 2009, and 2008.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2010.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase Obligation	$100.7	$100.7	$—	$—	$—
Obligations for unrecognized tax benefits (1)	27.3	—	—	—	27.3
	$128.1	$100.7	$—	$—	$27.3

(1)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties. The Company is unable to reasonably determine when these amounts will be settled.

At December 31, 2010 and 2009, the Company had a total of $18.1 million and $20.8 million in gross unrecognized tax benefits, respectively.  Of this amount, $11.7 million and $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2010 and 2009.  Unrecognized tax benefits were a net decrease of approximately $2.6 million and $2.2 million during the years ended December 31, 2010 and 2009, due mainly to the expiration of certain statutes of limitation net of additions.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $9.2 million and $10.6 million at December 31, 2010 and 2009 and is included in income taxes payable.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2010, the Company did not have any ongoing examinations or outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2007 and forward. Tax years 2000 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2010 the Company did not have any significant operating lease obligations, capital lease obligations or outstanding long-term debt obligations. The Company has entered into commitments to further upgrade the Company's existing tractor and trailer fleets. Delivery of tractor equipment began in the third quarter of 2010 and is currently scheduled to continue into the second quarter of 2011. In addition, the Company has purchase commitments outstanding for deliveries of trailer equipment throughout 2011. The total estimated net purchase commitments, net of guaranteed minimum trade values, at December 31, 2010 is currently estimated at $100.7 million.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue and cost recognition

Revenue is recognized when freight is delivered. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period.

Property, plant and equipment

Management estimates the useful lives of revenue equipment based on estimated use of the asset. For tractors, it has been the historical practice of the Company to buy tractor and trailer equipment new directly from manufacturers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. The Company has not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as the Company's internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is the Company's historical maintenance programs which in management's opinion is critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. Tractors are depreciated using the declining balance method (125% for tractors acquired before January 1, 2009 and 150% for tractors acquired after January 1, 2009) as management believes this is the best matching of depreciation expense with the decline in estimated tractor value based on use of the tractor.

Self -insurance accruals
Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage and cargo damage claims.  These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Industry development as well as the Company's historical case results are used to determine development of individual case claims.

Income taxes
Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Recent tax law changes have not significantly effected the Company's expectation of tax rates. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. The Company has recorded a $1.1 million valuation allowance for deferred income tax assets associated with the unrealized loss due to auction rate securities fair value adjustments.   This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the deferred tax asset generated by the fair value adjustments. The Company has not recorded a valuation allowance against any other deferred tax assets as it is management's opinion that it is more likely than not the Company will be able to utilize the remaining deferred tax assets based on the Company's history of profitability and taxable income.

Management judgment is required in the accounting for uncertainty in income taxes recognized in the financial statements based on recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The unrecognized tax benefits relate to risks associated with state income filing positions and not federal income tax filing positions. Measurement of uncertain income tax positions is based on statutes of limitations, penalty rates, and interest rates on a state by state and year by year basis.

Auction rate securities
Auction rate security investments are valued at fair value applying a fair value hierarchy as established by applicable authoritative accounting guidance.  Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As there is no current active market for these securities, management utilizes a combination of internal discounted cash flow models with key inputs and assumptions being the discount rate, rate of return and duration as well as external market data provided by financial institutions.  Management does not consider there to be significant credit risk due to government support of the underlying loans and current credit ratings.  Management monitors its investments and ongoing market conditions to assess impairments considered to be other than temporary.  Should estimated fair values continue to remain below cost or the fair value decrease significantly from current fair value due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income.  To date, the Company has not recorded any impairment of these investments in the consolidated statement of income.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of one month for announced calls to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the input factors in the Company's cash flow models as of December 31, 2010 and 2009 for the ARS investments held on those dates. In both instances, this excludes insurance backed investment or investments with less than AAA credit rating for purposes of comparison. These two groups are insignificant at both December 31, 2010 and 2009.

Inputs used in Company models of all securities held as of December 31, 2010 and December 31, 2009 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company:

	December 31, 2010	December 31, 2009
Average life of underlying loans	2-12 years	2-10 years
Rate of return	1.28-4.12%	1.57%-4.37%
Discount rate	0.53%-1.85%	0.74%-2.07%
Liquidity discount rate	0.40%-0.80%	0.40%-0.9%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2010 and 2009.

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements and the respective dates of adoption and effects on results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk changes in interest rates on our investments and from changes in commodity prices. We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

The Company’s investments are primarily in the form of tax free, auction rate student loan educational bonds backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 37 years as of December 31, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold.  As of December 31, 2010, approximately 99.2% of the underlying investments of the total portfolio held AAA (or equivalent) ratings from recognized rating agencies.  There is no guarantee that when the Company elects to participate in an auction and therefore sell investments, that a willing buyer will purchase the security and therefore there is no guarantee that the Company will receive cash upon the election to sell.  The Company experienced unsuccessful auctions beginning in February 2008 and continuing through December 31, 2010 (as discussed in the footnotes to the financials and elsewhere in this report).  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default maximum interest rate as stated in the prospectus of the underlying security which is typically a multiplier of current market interest rates.  Until a subsequent auction is successful or the underlying security is called by the issuer, the Company will be required to hold the underlying investment until contractual maturity.   The Company only holds senior positions of underlying securities.   The Company does not invest in any other asset backed securities and does not have direct securitized subprime mortgage loans exposure or loans to, commitments in, or investments in subprime lenders. Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an impairment (other than the temporary impairment already recognized) on these securities and record a charge in the statement of income.

Assuming the Company maintains short-term and long-term investment balances consistent with balances as of December 31, 2010, ($91.8 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.9 million.

Interest Rate Risk

The Company has no debt outstanding as of December 31, 2010 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of the Company's disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's President, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

Management’s Annual Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2010. Based on our evaluation under the framework in Internal Control– Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.   The Company’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this filing on page 29.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited Heartland Express, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
February 23, 2011

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company’s Proxy Statement for the annual shareholders’ meeting to be held on May 5, 2011 (the “Proxy Statement”).

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2010, 2009 and 2008	S-1

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

(b)       Exhibits.  The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Company’s
registration statement on Form S-1,
Registration No. 33-8165, effective
November 5, 1986

3.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s
Form 10-K, for the year ended December
31, 2007, dated February 28, 2008

3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s
Form 10-QA, for the quarter ended June 30,
1997, dated March 20, 1998.

4.1	Articles of Incorporation	Incorporated by reference to the Company’s
registration statement on Form S-1,
Registration No. 33-8165, effective
November 5, 1986

4.2	Amended and Restated Bylaws	Incorporated by reference to the Company’s
Form 10-K, for the year ended December
31, 2007, dated February 28, 2008

4.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s
Form 10-QA, for the quarter ended June 30,
1997, dated March 20, 1998.

9.1	Voting Trust Agreement dated June 6, 1997 between Larry Crouse, as trustee under the Gerdin Educational Trusts, and Lawrence D. Crouse, voting trustee.	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 197. Commission file no. 0-15087.

9.2
Voting Trust Agreement dated July 10, 2007 between Lawrence D. Crouse, as the voting trustee for certain Grantor Retained Annuity Trusts established by Russell A. Gerdin and Ann S. Gerdin ("GRATS"), and Mr. and Mrs. Gerdin, the trustees for certain GRATS.
Incorporated by reference to the Company’s Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.

10.1*	Restricted Stock Agreement	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002. Commission file no. 0-15087

10.2*	Nonqualified Deferred Compensation Plan	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.

21	Subsidiaries of the Registrant	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith.
pursuant to Rule 13a-14(a) and Rule
15d-14(a) of the Securities Exchange Act,
as amended.

31.2	Certification of Principal Financial Officer	Filed herewith.
pursuant to Rule 13a-14(a) and Rule
15d-14(a) of the Securities Exchange Act,
as amended.

32.1	Certification of Principal Executive Officer	Filed herewith.
Pursuant to 18 U.S.C. 1350, as adopted
pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2	Certification of Principal Financial Officer	Filed herewith.
Pursuant to 18 U.S.C. 1350, as adopted
pursuant to Section 906 of the Sarbanes
Oxley Act of 2002.

*           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 23, 2011	By: /s/ Michael J. Gerdin
Michael J. Gerdin
President
(Principal executive officer)

By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal accounting and financial officer)

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Gerdin	President and Director	February 23, 2011
Michael J. Gerdin	(Principal executive officer)

/s/ John P. Cosaert	Executive Vice President of Finance,
John P. Cosaert	Chief Financial Officer, and Treasurer
	(Principal accounting and financial officer)	February 23, 2011

/s/ Richard O. Jacobson	Director	February 23, 2011
Richard O. Jacobson

/s/ Benjamin J. Allen	Director	February 23, 2011
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 23, 2011
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 23, 2011
James G. Pratt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
February 23, 2011

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
	December 31	December 31
ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$121,120	$52,351
Short-term investments	8,300	7,126
Trade receivables, net	41,619	37,361
Prepaid tires	6,570	6,579
Other current assets	1,725	1,923
Income tax receivable	2,052	4,658
Deferred income taxes, net	12,400	14,516
Total current assets	$193,786	$124,514
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	6,462	5,295
Revenue equipment	333,254	361,797
	386,188	413,564
Less accumulated depreciation	165,736	138,394
Property and equipment, net	$220,452	$275,170
LONG-TERM INVESTMENTS	80,394	140,884
GOODWILL	4,815	4,815
OTHER ASSETS	6,588	5,780
	$506,035	$551,163
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,972	$6,953
Compensation and benefits	14,823	13,770
Insurance accruals	16,341	19,236
Other accruals	6,764	7,095
Total current liabilities	$48,900	$47,054
LONG-TERM LIABILITIES
Income taxes payable	$27,313	$31,323
Deferred income taxes, net	40,917	51,218
Insurance accruals less current portion	54,718	53,898
Total long-term liabilities	$122,948	$136,439
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued and outstanding 90,689 in 2010 and 2009	907	907
Additional paid-in capital	439	439
Retained earnings	335,922	371,650
Accumulated other comprehensive loss	(3,081)	(5,326)
	$334,187	$367,670
	$506,035	$551,163
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, expect per share amounts)
	2010	2009	2008

OPERATING REVENUE	$499,516	$459,539	$625,600

OPERATING EXPENSES
Salaries, wages and benefits	$167,980	$168,716	$197,992
Rent and purchased transportation	9,460	11,138	18,703
Fuel	126,477	104,246	204,708
Operations and maintenance	17,086	14,913	15,575
Operating taxes and licenses	8,480	9,286	9,317
Insurance and claims	12,526	16,629	24,307
Communications and utilities	3,187	3,655	3,693
Depreciation	61,949	58,730	46,109
Other operating expenses	14,239	12,970	16,807
Gain on disposal of property and equipment	(13,317)	(19,708)	(9,558)
	408,067	380,575	527,653

Operating income	91,449	78,964	97,947

Interest income	1,424	2,338	9,132

Income before income taxes	92,873	81,302	107,079

Federal and state income taxes	30,657	24,353	37,111

Net income	$62,216	$56,949	$69,968

Earnings per share	$0.69	$0.62	$0.73

Weighted average shares outstanding	90,689	91,131	95,900

Dividends declared per share	$1.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
				Accumulated
	Capital	Additional		Other
	Stock,	Paid-In	Retained	Comprehensive
	Common	Capital	Earnings	Loss	Total
Balance, January 1, 2008	$970	$439	$341,350	$—	$342,759
Comprehensive income:
Net income	—	—	69,968	—	69,968
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(8,623)	(8,623)
Total comprehensive income					61,345
Dividends on common stock, $0.08 per share	—	—	(7,662)	—	(7,662)
Stock repurchase	(28)	—	(36,375)	—	(36,403)
Balance, December 31, 2008	942	439	367,281	(8,623)	360,039
Comprehensive income:
Net income	—	—	56,949	—	56,949
Unrealized loss on available-for-sale securities, net of tax	—	—	—	3,297	3,297
Total comprehensive income					60,246
Dividends on common stock, $0.08 per share	—	—	(7,255)	—	(7,255)
Stock repurchase	(35)	—	(45,325)	—	(45,360)
Balance, December 31, 2009	907	439	371,650	(5,326)	367,670
Comprehensive income:
Net income	—	—	62,216	—	62,216
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2,245	2,245
Total comprehensive income					64,461
Dividends on common stock, $1.08 per share	—	—	(97,944)	—	(97,944)
Balance, December 31, 2010	$907	$439	$335,922	$(3,081)	$334,187

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$62,216	$56,949	$69,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,949	58,730	46,109
Deferred income taxes	(8,440)	14,637	2,192
Gain on disposal of property and equipment	(13,317)	(19,708)	(9,558)
Changes in certain working capital items:
Trade receivables	(4,258)	(558)	7,556
Prepaid expenses and other current assets	252	671	(1,018)
Accounts payable, accrued liabilities, and accrued expenses	1,609	(567)	8,383
Accrued income taxes	(1,404)	(9,051)	(1,820)
Net cash provided by operating activities	98,607	101,103	121,812
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	21,649	11	1,849
Purchases of property and equipment, net of trades	(14,551)	(79,123)	(35,949)
Maturity and calls of investments	79,225	27,000	20,750
Purchases of investments	(18,000)	(350)	(14,046)
Change in other assets	(217)	(311)	279
Net cash provided by (used in) investing activities	68,106	(52,773)	(27,117)
FINANCING ACTIVITIES
Cash dividend	(97,944)	(7,270)	(9,601)
Stock repurchase	—	(45,360)	(36,403)
Net cash used in financing activities	(97,944)	(52,630)	(46,004)
Net increase (decrease) in cash and cash equivalents	68,769	(4,300)	48,691
CASH AND CASH EQUIVALENTS
Beginning of period	52,351	56,651	7,960
End of period	$121,120	$52,351	$56,651
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$40,502	$18,767	$36,739
Noncash investing and financing activities:
Fair value of revenue equipment traded	$14,604	$60,645	$20,991
Purchased property and equipment in accounts payable	$1,190	$178	$2,778
Common stock dividends declared in accounts payable	$—	$—	$15

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business:

Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities.  The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and independent contractor tractors. The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  In addition to the primary traffic lanes the Company also has a terminal located in Phoenix, Arizona.

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

Segment Information:

The Company has eleven regional operating divisions, in addition to operations at our corporate headquarters; however, it has determined that it has one reportable segment.  The operating divisions are operated out of our ten office terminal locations including our corporate headquarters.  All of the divisions are managed based on similar economic characteristics.  Each of the regional operating divisions provides short-to-medium haul truckload carrier services of general commodities to a similar class of customers.  In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio.  As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of enterprise and related information.   Accordingly, the Company has not presented separate segment financial information.

Cash and Cash Equivalents:

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $6.6 million in 2010 and $5.8 million in 2009 are included in other non-current assets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments:

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.  The Company has classified its investment in auction rate securities as available-for-sale totaling $88.7 million and $147.4 million at December 31, 2010 and 2009, respectively.  Available-for-sale securities, comprised entirely of auction rate securities, are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders’ equity.  Realized gains and losses are determined on the basis of the specific securities sold.  Remaining investments have been classified as held-to-maturity and are stated at amortized cost.  See Note 3 for further discussion of fair value measurements of investments.  Investments are reviewed quarterly for other-than-temporary impairments.  Investment income received on available-for-sale and held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts:

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   The Company uses a percentage of aged receivable method and its write off history in determining the allowance for bad debts.  The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis.  The Company is aggressive in its collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts.  The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $0.8 million at December 31, 2010 and 2009.

Property, Equipment, and Depreciation:

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” and amortized over two years.  Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  The change was the result of the current cost of new tractors, current tractor trade values and the expected values in the trade market when the tractors would be traded in the future. Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and building	5-30
Furniture and fixtures	3-5
Shop & service equipment	3-10
Revenue equipment	5-7
Impairment of Long-Lived Assets:

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2010, 2009, and 2008.

Advertising Costs:

The Company expenses all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of income. Advertising expense was $0.7 million, $0.3 million, and $1.7 million for the years ended December 31, 2010, 2009 and 2008.

Goodwill:

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of September 30th and no other indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2010, 2009 and 2008.

Self –Insurance Accruals:

Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of income.  Health insurance accruals of $3.4 million and $3.8 million are included in other accruals in the consolidated balance sheets as of December 31, 2010 and 2009 respectively.

 Revenue and Expense Recognition:

Revenue is recognized when freight is delivered. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period. Fuel surcharge revenue charged to customers is earned consistent with the timing of freight revenues and included in operating revenue and totaled $75.3 million, $53.3 million and $130.8 million in 2010, 2009, and 2008, respectively.

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

Accounting Pronouncements:

In January 2010, the FASB issued amendments to previous authoritative guidance regarding fair value measurements and related disclosures. The amendments provide for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The expanded disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All other requirements from these amendments were effective in interim and annual periods beginning after December 15, 2009. Application of the authoritative guidance on fair value measurements is primarily related to the valuation of investments as discussed in Note 3.

Note 2.  Concentrations of Credit Risk and Major Customers

The Company’s major customers represent the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  The Company’s five largest customers accounted for 38%, 40%, and 36% of total gross revenues for the years ended December 31, 2010, 2009, and 2008 respectively. The Company's five largest customers accounted for 34% and 29% of gross accounts receivable as of December 31, 2010 and 2009.

Operating revenue from one customer exceeded 10% of total gross revenues in 2010 and 2008. Two customers exceeded 10% in 2009.  Annual revenues for these customers were $62.9 million, $109.9 million, and $73.9 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 3.  Investments and Fair Value Measurements

All of the Company’s short-term and long-term investment balances at December 31, 2010 and primarily all of the short-term and long-term investment balances at December 31, 2009 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 37 years as of December 31, 2010.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of December 31, 2010, 99.2% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity and therefore are carried at amortized cost. Differences between amortized cost and fair value of municipal bonds are not considered material. See Note 7 for further discussion regarding municipal bonds. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of investments at December 31, 2010 and 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( in thousands)
December 31, 2010
Current:
Auction rate student loan educational bonds	$8,300	$—	$—	$8,300
	$8,300	$—	$—	$8,300
Long-term:
Auction rate student loan educational bonds	$83,475	$—	$3,081	$80,394
	$83,475	$—	$3,081	$80,394
	$91,775	$—	$3,081	$88,694

December 31, 2009
Current:
Municipal bonds	$345	—	$—	$345
Auction rate student loan educational bonds	6,781	—	—	6,781
	$7,126	—	$—	$7,126
Long-term:
Municipal bonds	$246	—	$—	$246
Auction rate student loan educational bonds	146,219	—	5,581	140,638
	$146,465	—	$5,581	$140,884
	$153,591	—	$5,581	$148,010

The contractual maturities, announced calls, and put options of held-to-maturity and available-for-sale securities at December 31, 2010 are as follows:

	Fair Value	Amortized Cost
Due within one-year	$8,300	$8,300
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through September 1, 2047	80,394	83,475
	$88,694	$91,775

Under U.S. GAAP, the guidance defines fair value, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable, and requires disclosures about fair value measurements.  The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date. Observable inputs are inputs that reflect market data obtained from sources independent of the Company and unobservable inputs are inputs based on the Company’s own assumptions based on best information available in the circumstances.  The two sources of these inputs are used in applying the following fair value hierarchy:

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

As of December 31, 2010, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all partial calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $115.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $8.3 million received in January 2011 which has been classified as short-term investments as of December 31, 2010.  Accrued interest income is included in other current assets in the consolidated balance sheet.

Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2010, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of December 31, 2010 and 2009 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS.  The fair value of these investments as of the December 31, 2010 and 2009 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's understanding of market conditions as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of one month for announced calls to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the inputs in the Company's cash flow models as of December 31, 2010 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2009. Inputs used in Company models of all securities held as of December 31, 2010 and December 31, 2009 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	December 31, 2010	December 31, 2009
Average life of underlying loans	2-12 years	2-10 years
Rate of return	1.28-4.12%	1.57%-4.37%
Discount rate	0.53%-1.85%	0.74%-2.07%
Liquidity discount rate	0.40%-0.80%	0.40%-0.9%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2010, 2009 and 2008.

The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.

•
Since auction failures began in February 2008, the Company has received approximately $115.0 million as the result of partial calls by issuers which includes $8.3 million in calls, at par, received subsequent to December 31, 2010.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company holds 99.2% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

•
The Company is aware of recent transactions taking place in secondary markets as well as tender offers for ARS at sub par pricing. The Company does not intend to tender any holdings at sub par pricing. As ARS debt holders tender ARS debt back to trusts at sub par pricing, the equity of the trusts is strengthened.

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should fair value continue to remain below cost or decrease significantly from current levels due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of income although the factors currently do not warrant such a charge.

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. The Company's holdings with one financial institution were covered by a settlement agreement and the Company received par value of the underlying securities, $4.5 million, plus accrued interest on July 1, 2010. All of auction rate security investments (based on par value) as of December 31, 2010 were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    During the quarter ended September 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of December 31, 2010 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)
	2010	2009
Balance, January 1	$147,419	$171,122
Settlements	(61,225)	(27,000)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	2,500	3,297
Balance, December 31	$88,694	$147,419

Note 4.  Fuel Hedging

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

Use of these hedging instruments was limited and as of December 31, 2010 and 2009 there were no open unsettled cash flow hedges.  There were no hedging instruments opened and settled during 2010. Based on favorable contract settlements occurring during the quarter ended June 30, 2009, fuel expense for the year ended December 31, 2009 was reduced by $0.6 million.

The following table details the effect of derivative financial instruments on the statement of income for the year ended December 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(000’s)
Fuel contract	$—	Fuel expense	$—	Fuel expense	$561

Note 5.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$282	$283
Accrued expenses	6,456	6,347
Insurance accruals	27,514	28,362
Unrealized loss on available-for-sale investments	1,078	1,953
Indirect tax benefits of unrecognized tax benefits	6,413	7,288
Other	968	1,646
Total gross deferred tax assets	42,711	45,879
Less valuation allowance	(1,078)	(1,698)
Net deferred tax assets	41,633	44,181
Deferred income tax liabilities:
Property and equipment	(68,516)	(79,408)
Goodwill	(984)	(775)
Prepaid expenses	(650)	(700)
	(70,150)	(80,883)
Net deferred tax liability	$(28,517)	$(36,702)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2010 and 2009 as follows:

	2010	2009
	(in thousands)
Current assets, net	$12,400	$14,516
Noncurrent liabilities, net	(40,917)	(51,218)
	$(28,517)	$(36,702)

The Company has recorded a valuation allowance of $1.1 million at December 31, 2010 and $1.7 million at December 31, 2009 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of income for the years ended December 31, 2010, 2009 and 2008.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

	2010	2009	2008
	(in thousands)
Current income taxes:
Federal	$40,165	$14,369	$31,445
State	(1,068)	(4,653)	3,474
	39,097	9,716	34,919
Deferred income taxes:
Federal	(7,804)	14,321	2,197
State	(636)	316	(5)
	(8,440)	14,637	2,192
Total	$30,657	$24,353	$37,111

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2010	2009	2008
	(in thousands)
Federal tax at statutory rate (35%)	$32,506	$28,456	$37,478
State taxes, net of federal benefit	(213)	(1,665)	2,019
Non-taxable interest income	(243)	(571)	(2,884)
Uncertain income tax penalties and interest, net	(1,377)	(1,776)	361
Other	(16)	(91)	137
	$30,657	$24,353	$37,111

At December 31, 2010 and 2009, the Company had a total of $18.1 million and $20.8 million in gross unrecognized tax benefits, respectively.  Of this amount, $11.7 million and $13.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2010 and 2009.  Unrecognized tax benefits were a net decrease of approximately $2.6 million and $2.2 million during the years ended December 31, 2010 and 2009, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during 2010 and 2009.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $9.2 million and $10.6 million at December 31, 2010 and 2009 and is included in income taxes payable.  Net interest and penalties included in income tax expense for the twelve month periods ended December 31, 2010 and 2009 was a benefit of approximately $1.4 million and $1.7 million, respectively as penalties and interest accrued when the uncertain tax position was initially recorded, reverse upon the expiration of certain statutes of limitations.  Net interest and penalties included in income tax expense for the twelve month period ended December 31, 2008 was an additional tax expense of approximately $0.4 million.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2009	$20,773
Additions based on tax positions related to current year	1,054
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(7)
Reductions due to lapse of applicable statute of limitations	(3,680)
Settlements	—
Balance at December 31, 2010	$18,140

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2010, the Company did not have any ongoing examinations or outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2007 and forward. Tax years 2000 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 6.  Related Party Transactions

During 2008 the Company rented storage space from its chief executive officer on a month-to-month lease.  In the opinion of management, the rates paid were comparable to those that could have been negotiated with a third party.  Rent expense paid to the Company’s chief executive officer for the year ended December 31, 2008 was $0.04 million.   There was no rent paid to related parties during 2010 and 2009.  Rent expense is included in rent and purchased transportation per the consolidated statements of income.

Note 7.  Accident and Workers’ Compensation Insurance Liabilities

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

The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim. Liabilities in excess of this amount are covered by insurance.  The State of Iowa initially required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2010 total deposits in this account were $1.3 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other assets on the consolidated balance sheet.  In addition, the Company has provided its insurance carriers with letters of credit totaling approximately $3.1 million in connection with its liability and workers’ compensation insurance arrangements.  There were no outstanding balances due on the letters of credit at December 31, 2010 or 2009.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2010 and 2009.

Note 8.  Stockholders’ Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  In 2009, and 2008 respectively, 3.5 million and 2.8 million shares were repurchased in the open market and retired for $45.4 million and $36.4 million respectively.  There were no shares repurchased during 2010. The authorization to repurchase remains open at December 31, 2010 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the program.

During the years ended December 31, 2010, 2009 and 2008, the Company’s Board of Directors declared regular quarterly dividends totaling $7.2 million, $7.3 million and $7.7 million, respectively.   The Company paid a special dividend of $90.7 million during the third quarter of 2010.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9.  Profit Sharing Plan and Retirement Plan

The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees.  Company profit sharing contributions totaled approximately $0.7 million, $1.2 million, and $1.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 10.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The Company has entered into commitments to further upgrade the Company's existing tractor and trailer fleets. Delivery of tractor equipment began in the third quarter of 2010 and is currently scheduled to continue into the second quarter of 2011. In addition, the Company has purchase commitments outstanding for deliveries of trailer equipment throughout 2011. The total estimated net purchase commitments, net of guaranteed minimum trade values on tractors, at December 31, 2010 is currently estimated at $100.7 million. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers, that would directly offset the outstanding commitment amount, there were no guaranteed commitments from third parties as of December 31, 2010 to buy trailers during 2011.

Note 11. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2010
Operating revenue	$115,617	$127,411	$127,245	$129,243
Operating income	15,831	22,033	29,061	24,524
Income before income taxes	16,234	22,449	29,408	24,782
Net income	11,887	16,653	18,297	15,379
Earnings per share	0.13	0.18	0.20	0.17

Year ended December 31, 2009
Operating revenue	$114,979	$116,974	$113,390	$114,196
Operating income	19,040	21,708	22,410	15,806
Income before income taxes	19,911	22,271	22,899	16,221
Net income	14,141	17,615	14,507	10,686
Earnings per share	0.15	0.19	0.16	0.12

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2010 through the filing date of this Annual Report on Form 10-K for disclosure. Subsequent to December 31, 2010, the Company received $8.3 million in a partial calls of auction rate securities.  The Company received par value of the investment plus accrued interest at the call date.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$775	$3	$—	$3	$775
Year ended December 31, 2009	775	129	—	129	775
Year ended December 31, 2008	775	192	—	192	775
Year ended December 31, 2007	775	44	—	44	775

S-1