Form 10-Q
period 2011-03-31
HEARTLAND EXPRESS INC
filed 2011-05-06
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2011
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

At May 5, 2011, there were 90,688,621 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	March 31 2011	December 31 2010
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$145,732	$121,120
Short-term investments	—	8,300
Trade receivables, net	46,610	41,619
Prepaid tires	11,946	6,570
Other current assets	4,742	1,725
Income tax receivable	—	2,052
Deferred income taxes, net	13,816	12,400
Total current assets	$222,846	$193,786
PROPERTY AND EQUIPMENT
Land and land improvements	17,442	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,371	6,462
Revenue equipment	342,048	333,254
	395,891	386,188
Less accumulated depreciation	168,059	165,736
Property and equipment, net	$227,832	$220,452
LONG-TERM INVESTMENTS	73,269	80,394
GOODWILL	4,815	4,815
OTHER ASSETS	6,580	6,588
	$535,342	$506,035
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,562	$10,972
Compensation and benefits	17,884	14,823
Insurance accruals	16,363	16,341
Income taxes payable	2,908	—
Other accruals	7,234	6,764
Total current liabilities	$61,951	$48,900
LONG-TERM LIABILITIES
Income taxes payable	$25,498	$27,313
Deferred income taxes, net	45,874	40,917
Insurance accruals less current portion	54,767	54,718
Total long-term liabilities	$126,139	$122,948
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued and outstanding 90,689 in 2011 and 2010	907	907
Additional paid-in capital	439	439
Retained earnings	348,987	335,922
Accumulated other comprehensive loss	(3,081)	(3,081)
	$347,252	$334,187
	$535,342	$506,035
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2011	2010

OPERATING REVENUE	$127,692	$115,617

OPERATING EXPENSES
Salaries, wages and benefits	$42,201	$40,538
Rent and purchased transportation	1,937	2,394
Fuel	39,147	29,540
Operations and maintenance	5,097	3,430
Operating taxes and licenses	2,307	1,823
Insurance and claims	2,494	2,951
Communications and utilities	644	902
Depreciation	12,378	15,723
Other operating expenses	3,482	2,992
Gain on disposal of property and equipment	(3,868)	(507)
	105,819	99,786

Operating income	21,873	15,831

Interest income	237	403

Income before income taxes	22,110	16,234

Federal and state income taxes	7,231	4,347

Net income	$14,879	$11,887

Earnings per share	$0.16	$0.13

Weighted average shares outstanding	90,689	90,689

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)
				Accumulated
	Capital	Additional		Other
	Stock,	Paid-In	Retained	Comprehensive
	Common	Capital	Earnings	Loss	Total
Balance, December 31, 2010	$907	$439	$335,922	$(3,081)	$334,187
Comprehensive income:
Net income	—	—	14,879	—	14,879
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—
Total comprehensive income					14,879
Dividends on common stock, $0.02 per share	—	—	(1,814)	—	(1,814)
Balance, March 31, 2011	$907	$439	$348,987	$(3,081)	$347,252

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$14,879	$11,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,531	15,723
Deferred income taxes	3,541	(4,215)
Gain on disposal of property and equipment	(3,868)	(507)
Changes in certain working capital items:
Trade receivables	(4,991)	(4,471)
Prepaid expenses and other current assets	(7,229)	(491)
Accounts payable, accrued liabilities, and accrued expenses	5,934	2,326
Accrued income taxes	3,145	8,463
Net cash provided by operating activities	23,942	28,715
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,667	1,659
Purchases of property and equipment, net of trades	(23,430)	(160)
Maturity and calls of investments	15,425	5,200
Change in other assets	8	(54)
Net cash provided by investing activities	670	6,645
FINANCING ACTIVITIES
Net cash used in financing activities	—	—
Net increase in cash and cash equivalents	24,612	35,360
CASH AND CASH EQUIVALENTS
Beginning of period	121,120	52,351
End of period	$145,732	$87,711
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$545	$100
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$3,358	$90
Common stock dividends declared in accounts payable	$1,814	$1,814

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 23, 2011. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2011.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2011.

Note 3. Segment Information

The Company has eleven regional operating divisions, in addition to operations at our corporate headquarters; however, it has determined that it has one reportable segment. The operating divisions are operated out of our ten office locations including our corporate headquarters. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to-medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information. Accordingly, the Company has not presented separate segment financial information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $6.6 million at March 31, 2011 and $6.6 million at December 31, 2010 are included in other non-current assets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s short-term and long-term investment balances at March 31, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 29 years as of March 31, 2011.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of March 31, 2011, 99.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity and therefore are carried at amortized cost. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of investments at March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( in thousands)
March 31, 2011
Current:
Auction rate student loan educational bonds	$—	$—	$—	$—
	$—	$—	$—	$—
Long-term:
Auction rate student loan educational bonds	$76,350	$—	$3,081	$73,269
	$76,350	$—	$3,081	$73,269
	$76,350	$—	$3,081	$73,269

December 31, 2010
Current:
Auction rate student loan educational bonds	$8,300	$—	$—	8,300
	$8,300	—	$—	$8,300
Long-term:
Auction rate student loan educational bonds	$83,475	$—	$3,081	$80,394
	$83,475	—	$3,081	$80,394
	$91,775	—	$3,081	$88,694

The contractual maturities, announced calls, and put options of held-to-maturity and available-for-sale securities at March 31, 2011 are detailed in the table below. The table is prepared based on information known to management as of March 31, 2011. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one-year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through September 1, 2040	73,269	76,350
	$73,269	$76,350

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

As of March 31, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $122.1 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $15.4 million received in the first quarter of 2011. Accrued interest income is included in other current assets in the consolidated balance sheet.

Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of March 31, 2011 and December 31, 2010 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS.  The fair value of these investments as of the March 31, 2011 and December 31, 2010 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's understanding of market conditions as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  Management also uses notices received of intent to call certain securities before their contractual maturities within the cash flow models. The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the inputs in the Company's cash flow models as of March 31, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of March 31, 2011 and December 31, 2010, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	March 31, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	1.50-4.25%	1.28-4.12%
Discount rate	0.63%-1.98%	0.53%-1.85%
Liquidity discount rate	0.40%-0.80%	0.40%-0.80%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the three month periods ended March 31, 2011 and 2010.

The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.

•
Since auction failures began in February 2008, the Company has received approximately $122.1 million as the result of calls by issuers which includes $15.4 million in calls, received during the quarter ended March 31, 2011.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  The Company holds 99.1% of the auction rate security portfolio in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

•
As trusts are no longer recycling underlying loan repayment money for new loans, excess funds are being used to pay down debt of the trust therefore potentially resulting in partial calls of securities held by the Company.

•
The Company is aware of recent transactions taking place in secondary markets as well as tender offers for ARS at sub par pricing. The Company does not intend to tender any holdings at sub par pricing. As ARS debt holders tender ARS debt back to trusts at sub par pricing, the overall equity of the trusts is strengthened.

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

During the third and fourth quarters of 2008, various financial institutions and respective regulatory authorities announced proposed settlement terms in response to various regulatory authorities alleging certain financial institutions misled investors regarding the liquidity risks associated with auction rate securities that the respective financial institutions underwrote, marketed and sold.  Further, the respective regulatory authorities alleged the respective financial institutions misrepresented to customers that auction rate securities were safe, highly liquid investments that were comparable to money markets.  Certain settlement agreements were finalized prior to December 31, 2008. The Company's holdings with one financial institution were covered by a settlement agreement and the Company received par value of the underlying securities, $4.5 million, plus accrued interest on July 1, 2010. All of auction rate security investments (based on par value) as of March 31, 2011 were not covered by the terms of the above mentioned settlement agreements.  The focus of the initial settlements was generally towards individuals, charities, and businesses with small investment balances, generally with holdings of $25 million and less.  As part of the general terms of the settlements, the respective financial institutions have agreed to provide their best efforts in providing liquidity to the auction rate securities market for investors not specifically covered by the terms of the respective settlements.  Such liquidity solutions could be in the form of facilitating issuer redemptions, resecuritizations, or other means.    During the quarter ended September 30, 2010 the Securities and Exchange Commission ("SEC") stated that three financial institutions had satisfied their obligations under their respective settlements. As of March 31, 2011 100% of the Company's holdings were with financial institutions included in the SEC's released statement. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010.

Level 3 Fair Value Measurements	Available-for-sale debt securities
	(in thousands)
	2011	2010
Balance, January 1	$88,694	$147,419
Settlements	(15,425)	(5,200)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	—	—
Balance, March 31,	$73,269	$142,219
Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” and amortized over two years.  Depreciation expense of $0.2 million for the three months ended March 31, 2011 has been included in communication and utilities in the consolidated statements of income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  The change was the result of the current cost of new tractors, current tractor trade values and the expected values in the trade market when the tractors would be traded in the future. Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method. Approximately 95% of the Company's current tractor fleet were purchased after January 1, 2009 and therefore are being depreciated using the 150% declining balance method of depreciation. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Earnings per share are based upon the weighted average common shares outstanding during each year.  The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 8.  Dividends

During the three months ended March 31, 2011, the Company’s Board of Directors declared regular quarterly dividends totaling $1.8 million.  This dividend was paid subsequent to March 31, 2011 and therefore was accrued and included as part of accounts payable and accrued liabilities in the consolidated balance sheets as of March 31, 2011.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $1.1 million at March 31, 2011 and December 31, 2010 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of income for the three months ended March 31, 2011 and 2010.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At March 31, 2011 and December 31, 2010, the Company had a total of $17.0 million and $18.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $11.0 million and $11.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2011 and December 31, 2010.  Unrecognized tax benefits were a net decrease of approximately $1.1 million and $1.2 million during the quarters ended March 31, 2011 and 2010, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $8.5 million and $9.2 million at March 31, 2011 and December 31, 2010 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three month periods ended March 31, 2011 and 2010 was a benefit of approximately $0.7 million and $0.7 million, respectively as penalties and interest accrued when the uncertain tax position was initially recorded, reverse upon the expiration of certain statutes of limitations.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2010	$18,140
Additions based on tax positions related to current year	268
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(15)
Reductions due to lapse of applicable statute of limitations	(1,379)
Settlements	—
Balance at March 31, 2011	$17,014
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of March 31, 2011, the Company did not have any ongoing examinations or outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2008 and forward. Tax years 2001 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 10. Share Repurchase

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remains open at March 31, 2011 and has no expiration date. There were no share repurchases during the quarters ended March 31, 2011 and 2010. The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the program.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The Company has entered into commitments to further upgrade the Company's existing tractor and trailer fleets. Delivery of tractor equipment began in the third quarter of 2010 and is currently scheduled to continue into the second quarter of 2011. In addition, the Company has purchase commitments outstanding for deliveries of trailer equipment throughout 2011. The total estimated net purchase commitments, net of guaranteed minimum trade values on tractors, at March 31, 2011 is currently estimated at $64.8 million. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers, that would directly offset the outstanding commitment amount, there were no guaranteed commitments from third parties as of March 31, 2011 to buy trailers during 2011.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2011 through the filing date of this Quarterly Report on Form 10-Q for disclosure. There were no events subsequent to March 31, 2011, requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could, ” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's Annual Report on Form 10-K, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Quarterly Report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating office and shop combined regional terminal locations in nine states and two shop only locations outside of Iowa.  The Company provides regional dry van truckload services through its regional terminals plus its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 72.2%, and 71.9% of the operating revenues for the three months ended March 31, 2011, and 2010, respectively.  The Company takes pride in the quality of the service that it provides to its customers.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs. The industry experienced soft freight demand in 2008, which worsened throughout 2009 creating downward pressures on freight rates and fuel surcharge rates throughout 2009 and into early 2010.  During 2010 industry capacity tightened although current freight volumes are still below volumes experienced prior to the recent recession. The tightening capacity in the industry with an increase in freight volumes, compared to 2009, allowed for stabilization and certain improvements in freight rates during 2010 which continued into the first quarter of 2011, and which management expects to continue throughout the remainder of 2011.

As fuel prices soared to historical highs during 2008, containment of fuel cost became a top priority of management.  The Company continued to address fuel initiative strategies to effectively manage fuel costs throughout 2009, 2010, and into 2011.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, increased fuel economy through new tractors acquired in 2008 through first quarter of 2011, and to a lesser extent fuel hedging.  These initiatives proved beneficial throughout 2010 and into 2011. The U.S. average price of diesel fuel increased 28.2% from approximately $2.85 per gallon to approximately $3.66 per gallon and the Company's miles increased in the three months ended March 31, 2011 compared to the same period of 2010; however fuel expense, net of fuel surcharge revenues, only increased 14.1%. The Company continues to see benefits of a newer more fuel efficient fleet based on most recent tractor purchases which also include idle management controls. At March 31, 2011, the Company’s tractor fleet had an average age of 1.85 years while the trailer fleet had an average age of 5.7 years.  The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout the recent recession, in comparison to our competitors, better positioning the Company for future growth as market capacity continues to tighten.   Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability of experienced drivers.

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

The Company ended the first quarter of 2011 with operating revenues of $127.7 million, including fuel surcharges, net income of $14.9 million, and earnings per share of $0.16 on weighted average outstanding shares of 90.7 million. The Company posted an 82.9% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2011 compared to 86.3% for the same period of 2010 and a 11.7% net margin (net income as a percentage of operating revenues) in the first quarter of 2011 compared to 10.3% in same period of 2010. The Company had total assets of $535.3 million at March 31, 2011. The Company achieved a return on assets of 11.8% and a return on equity of 18.7% over the past four quarters.  The Company’s cash flow from operations for the three months ended March 31, 2011 of $23.9 million was 18.7% of operating revenues.  The Company took in $0.7 million in net investing cash flows, mainly due to the calls of auction rate securities offset by cash outflows for new equipment purchases, and had no cash inflows or outflows related to financing activities during the three months ended March 31, 2011. As a result, the Company increased cash and cash equivalents $24.6 million during the three months ended March 31, 2011.  The Company ended the quarter with cash, cash equivalents, and investments of $219.0 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the years indicated.

	Three Months Ended March 31,
	2011	2010
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	33.0%	35.1%
Rent and purchased transportation	1.5	2.1
Fuel	30.7	25.5
Operations and maintenance	4.0	3.0
Operating taxes and license	1.8	1.6
Insurance and claims	2.0	2.6
Communications and utilities	0.5	0.8
Depreciation	9.7	13.6
Other operating expenses	2.7	2.6
Gain on disposal of property and equipment	(3.0)	(0.4)
	82.9%	86.3%
Operating income	17.1%	13.7%
Interest income	0.2	0.3
Income before income taxes	17.3%	14.0%
Income taxes	5.7	3.8
Net income	11.7%	10.3%

Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010

Operating revenue increased $12.1 million (10.4%), to $127.7 million for the three months ended March 31, 2011 from $115.6 million for the three months ended March 31, 2010.  The increase in revenue was the result of an increase in line haul revenue and other revenues of approximately $4.4 million (4.4%) and a $7.7 million increase (46.7%) in fuel surcharge revenue from $16.5 million in 2009 to $24.2 million in 2010.  Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 28.2% increase in average DOE diesel fuel prices during the first quarter of 2011 compared to the same period of 2010 with additional increases due to increases in miles driven during the first three months of 2011 compared to the same period of 2010.  Line haul revenues increased based on more miles driven ($2.3 million) and increases in average freight rates ($1.6 million).  Other revenues increased $0.2 million as these other fees are directly associated with loads and miles driven.  More miles during the 2011 period compared to the 2010 period resulted from a combination of increased demand for shipping services as shippers were generally shipping more quantities of goods during 2011 based on improvements in overall economic conditions and tighter industry capactity.

Salaries, wages, and benefits increased $1.7 million (4.1%), to $42.2 million for the three months ended March 31, 2011 from $40.5 million in the 2010 period.  The increase was the net result of a $0.4 million increase (1.4%) in driver wages, a $0.4 million increase (7.6%) in office and shop wages, a $0.4 million (42.0%) increase in workers’ compensation and a $0.4 million increase in payroll taxes and other employee benefits.  During the three months ended March 31, 2011, employee drivers accounted for 98% and independent contractors for 2% of the total fleet miles compared to 97% and 3%, respectively, for the same period in 2010.  The Company driver wage increase was the net of an increase in miles driven due to freight volume increases during the 1st quarter of 2011 compared to 2010.  Office and shop personnel wages increased primarily as a result of more non-driver personnel in 2011 compared to the same period of 2010.  Workers’ compensation expense increased $0.4 million due to an overall increase in frequency and severity of claims incurred.

Rent and purchased transportation decreased $0.5 million (19.1%), to $1.9 million for the period ended March 31, 2011 from $2.4 million in the comparable period of 2010.  The decrease is mainly attributable to amounts paid to independent contractors. The decrease in amounts paid to independent contractors is attributable to fewer miles driven as a result of less independent contractors driving for the Company.

Fuel increased $9.6 million (32.5%), to $39.1 million for the period ended March 31, 2011 from $29.5 million for the same period of 2010. The increase is the combined result of increased fuel prices ($8.5 million) and an increase in miles driven offset by fuel economy improvements and idle reduction initiatives ($1.1 million).  The Company’s fuel cost per company-owned tractor mile increased 27.9% in the 2011 period compared to the same period of 2010 on a 30.0% increase in cost per gallon during the 2011 period compared to 2010. Fuel cost per mile, net of fuel surcharge, increased 14.1% in the 2011 period compared to the same period of 2010.  The Department of Energy (“DOE”) average diesel price per gallon for the first quarter of 2011 was $3.66 per gallon compared to the same period of 2010 of $2.85 per gallon a 28.2% increase.

Insurance and claims decreased $0.5 million (15.5%), to $2.5 million for the period ended March 31, 2011 from $3.0 million in the same period of 2010 due to a decrease in the frequency and severity of larger auto liability related claims during the 2011 period compared to 2010 period as well as favorable loss development versus management's estimate.

Depreciation decreased $3.3 million (21.3%), to $12.4 million during the three months ended March 31, 2011 from $15.7 million in the same period of 2010.  The decrease is mainly attributable to a decrease in average depreciation per tractor due to timing of tractor purchases and the Company's tractor depreciation method. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of the latest tractor fleet upgrade took place throughout 2009. Therefore each year after the initial purchase, depreciation expense is lower on a per unit basis. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method and account for approximately 95% of the total tractor fleet at March 31, 2011. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the used equipment market.  During the second half of 2008 through 2009 the Company placed in service 2,175 new tractors which have a higher base cost than previous tractors purchased (approximately 20%) and were in their first or second year of depreciation during 2010.  The decrease in tractor depreciation due to aging of equipment was offset by higher depreciation on new tractors placed in service during the first quarter. Tractor depreciation decreased $3.3 million to $9.7 million in the first quarter of 2011 from $13.0 million in the same period 2010.   There was also a decrease in of $0.1 million in trailer depreciation in the first quarter of 2011 compared to 2010.  The decrease in trailer depreciation was the direct result of an increase in the portion of our trailer fleet being depreciated to the estimated salvage value and accordingly there is not any further depreciation expense on these respective trailers offset with depreciation on new trailers placed in service during the first three months of 2011.  The change in all other depreciation was not significant.

Operating and maintenance expense increased $1.7 million (48.6%), to $5.1 million during the first quarter of 2011 from $3.4 million in 2010. Operating and maintenance costs increased due to higher freight volumes when comparing the two periods as well as costs to prepare tractors and trailers for trades/sales and certain updates to older trailers within the Company's fleet. The Company also experienced increases in over-the-road repairs mainly due to heightened awareness of maintenance issues under CSA compliance guidelines.

Gain on the disposal of property and equipment increased $3.4 million, to $3.9 million during the 2011 period from $0.5 million in the same period of 2010.  The gain increase was the net effect of an increase in gains on trades and sales of tractor equipment of $1.0 million and gains on trailer equipment sales of $2.4 million. The increase in gains on tractors was due to no tractors being sold/traded during the first quarter of 2010. The increase in gains on trailer sales was due to the Company selling approximately 500 more units in 2011 compared to 2010.

Interest income decreased $0.2 million (41.2%), to $0.2 million in the 2011 period from $0.4 million in the 2010 period.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short- and long-term investments which persisted throughout 2010 and into 2011. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents tied to short-term interest rates from long-term auction rate security investments due to a significant amount of calls received throughout 2010 and during the first quarter of 2011.

The Company’s effective tax rate was 32.7% and 26.8% for three months ended March 31, 2011 and 2010, respectively.  The increase in the effective tax rate for 2011 is primarily attributable to a decrease in a favorable income tax expense adjustments during the 2011 period compared to the same period of 2010 resulting from the roll off of certain state tax contingencies. This is due to the application of the authoritative guidance on uncertain income tax positions coupled with more taxable income during the current year compared to the same period of 2010. The Company's effective tax rate without adjustments for uncertain income tax positions and provision to return adjustments was consistent from 2010 to 2011.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.9% during the period ended March 31, 2011 compared with 86.3% during the period ended March 31, 2010.  Net income increased $3.0 million (25.2%), to $14.9 million for the period ended March 31, 2011 from $11.9 million during the compared 2010 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which was the case during 2008 and 2009 with the purchase of 2,175 new tractors and 400 new trailers.  During 2010 an additional 200 tractors and 600 new trailers were purchased and funded with cash flows from operations. The total estimated net purchase commitments at March 31, 2011 for new tractors and trailers, net of guaranteed minimum trade values, is currently estimated at $64.8 million. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers, there were no guaranteed commitments from third parties to buy trailers during 2011. The Company ended the first quarter of 2011 with cash and cash equivalents of $145.7 million. The Company’s primary source of liquidity has historically been from operating activities which during the first quarter of 2011 was $23.9 million compared to $28.7 million during the same period of 2010.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $4.2 million higher in the first quarter of 2011 compared to 2010 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $9.0 million.  The net decrease in cash provided by operating assets and liabilities for 2011 compared to the same period of 2010 was mainly attributable to increased spending on prepaid tires and a reduction in accrued income taxes.  Cash flow from operating activities was 18.7% of operating revenues in three months ended March 31, 2011 compared with 24.8% for the same period of 2010.

Cash flows from investing decreased $5.9 million for the first quarter of 2011 compared to the same period of 2010 due to net cash inflows of $0.7 million during 2011 compared to cash inflows of $6.6 million during 2010.  The decrease of investing cash flows was mainly the result of an increase in net capital expenditures of $16.3 million, as the Company continues to upgrade its tractor and trailer fleets with new equipment partially offset by sales of older equipment, and an increase of $10.2 million in cash provided by calls of tax free, auction rate student loan educational bonds ("ARS").  The Company currently anticipates capital expenditures on revenue equipment to be approximately $64.8 million for the remainder of 2011, net of guaranteed residual values on tractors expected to be sold during 2011. Although the Company expects to sell trailers during 2011 to provide additional sources of cash flows for new trailers that would directly reduce the commitment amount, there were no guaranteed commitments from third parties to buy trailers during 2011.

In September 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  There were no shares repurchased during three months ended March 31, 2011 and 2010. The authorization to repurchase remains open at March 31, 2011 and has no expiration date.  The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 6.5 million shares remain authorized for repurchase under the program.

The Company paid income taxes, net of refunds, of $0.5 million in the first quarter 2011 which was $0.4 million higher than income taxes paid during the same period in 2010 of $0.1 million.   The increase is mainly driven by higher income tax payments due with final state income tax returns filed during the two comparative periods.

Management believes the Company has adequate liquidity to meet its current and projected needs.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments.  The Company’s balance sheet remains debt free.   At March 31, 2011 the Company had $219.0 million in cash, cash equivalents and investments, an increase of $9.2 million from December 31, 2010.

All of the Company’s short-term and long-term investment balances at March 31, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 14 to 29 years as of March 31, 2011.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of March 31, 2011, 99.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of March 31, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $122.1 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $15.4 million received in the first quarter of 2011. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant inputs and assumptions not observable to market participants. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  The fair value of these investments as of the March 31, 2011 and 2010 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's understanding of market conditions as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  Management also uses notices received of intent to call certain securities before their contractual maturities within the cash flow models. The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the inputs in the Company's cash flow models as of March 31, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of March 31, 2011 and December 31, 2010 excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	March 31, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	1.50-4.25%	1.28-4.12%
Discount rate	0.63%-1.98%	0.53%-1.85%
Liquidity discount rate	0.40%-0.80%	0.40%-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the three month periods ended March 31, 2011 and 2010. The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2010, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

•	Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

•	Our growth may not continue at historic rates.

•	If we are unable to retain our current customers at our current freight rates, our results of operations could be adversely affected.

•	We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

•	Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

•	If fuel prices increase significantly, our results of operations could be adversely affected.

•	Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

•	We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

•	CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk changes in interest rates on our investments and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

Investments

All of the Company’s short-term and long-term investment balances at March 31, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an impairment (other than the temporary impairment already recognized) on these securities and record a charge in the statement of income.

Assuming the Company maintains short-term and long-term investment balances consistent with balances as of March 31, 2011, ($76.4 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.8 million.

Interest Rate Risk

The Company has no debt outstanding as of March 31, 2011 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles and tractor idle time.

ITEM 4.    CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    CHANGE IN SECURITIES

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
1.	Report on Form 8-K, dated January 21, 2011, announcing the Company's financial results for the quarter and year ended December 31, 2010.
2.	Report on Form 8-K, dated January 27, 2011, announcing the Company's Chief Executive Officer's leave of absence from Company for health reasons.
3.	Report on Form 8-K, dated March 11, 2011, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	May 6, 2011	BY: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal accounting and financial officer)