Form 10-Q
period 2011-09-30
HEARTLAND EXPRESS INC
filed 2011-11-08
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2011
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

At November 4, 2011, there were 87,258,058 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	September 30 2011	December 31 2010
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$141,122	$121,120
Short-term investments	11,325	8,300
Trade receivables, net	44,419	41,619
Prepaid tires	12,698	6,570
Other current assets	6,587	1,725
Income tax receivable	1,447	2,052
Deferred income taxes, net	14,809	12,400
Total current assets	$232,407	$193,786
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,362	6,462
Revenue equipment	353,484	333,254
	407,327	386,188
Less accumulated depreciation	161,829	165,736
Property and equipment, net	$245,498	$220,452
LONG-TERM INVESTMENTS	53,144	80,394
GOODWILL	4,815	4,815
OTHER ASSETS	8,314	6,588
	$544,178	$506,035
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,568	$10,972
Compensation and benefits	15,805	14,823
Insurance accruals	16,248	16,341
Other accruals	8,883	6,764
Total current liabilities	$57,504	$48,900
LONG-TERM LIABILITIES
Income taxes payable	$23,501	$27,313
Deferred income taxes, net	56,869	40,917
Insurance accruals less current portion	54,367	54,718
Total long-term liabilities	$134,737	$122,948
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued, 90,689 in 2011 and 2010, outstanding, 88,482 and 90,689 in 2011 and 2010, respectively	907	907
Additional paid-in capital	439	439
Retained earnings	383,315	335,922
Treasury stock, at cost; 2,207 shares in 2011	(29,643)	—
Accumulated other comprehensive loss	(3,081)	(3,081)
	$351,937	$334,187
	$544,178	$506,035
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

OPERATING REVENUE	$132,529	$127,245	$397,413	$370,273

OPERATING EXPENSES
Salaries, wages and benefits	$40,903	$42,581	$124,832	$125,439
Rent and purchased transportation	1,832	2,343	5,767	7,270
Fuel	40,966	31,690	122,421	92,242
Operations and maintenance	5,257	5,039	16,504	12,610
Operating taxes and licenses	2,400	2,166	6,952	6,191
Insurance and claims	3,920	1,993	10,373	10,366
Communications and utilities	770	906	2,141	2,668
Depreciation	14,900	15,139	40,942	46,241
Other operating expenses	3,248	4,278	10,119	10,805
Gain on disposal of property and equipment	(6,799)	(7,951)	(22,329)	(10,484)
	107,397	98,184	317,722	303,348

Operating income	25,132	29,061	79,691	66,925

Interest income	174	347	620	1,166

Income before income taxes	25,306	29,408	80,311	68,091

Federal and state income taxes	9,907	11,111	27,501	21,254

Net income	$15,399	$18,297	$52,810	$46,837

Earnings per share	$0.17	$0.20	$0.58	$0.52

Weighted average shares outstanding	90,129	90,689	90,500	90,689

Dividends declared per share	$0.02	$1.02	$0.06	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2010	$907	$439	$335,922	—	$(3,081)	$334,187
Comprehensive income:
Net income	—	—	52,810	—	—	52,810
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—
Total comprehensive income						52,810
Dividends on common stock, $0.06 per share	—	—	(5,417)	—	—	(5,417)
Repurchases of common stock	—	—	—	(29,643)	—	(29,643)
Balance, September 30, 2011	$907	$439	$383,315	$(29,643)	$(3,081)	$351,937

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$52,810	$46,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,426	46,241
Deferred income taxes	13,543	(7,068)
Gain on disposal of property and equipment	(22,329)	(10,484)
Changes in certain working capital items:
Trade receivables	(2,800)	(7,777)
Prepaid expenses and other current assets	(8,132)	(482)
Accounts payable, accrued liabilities, and accrued expenses	583	6,771
Accrued income taxes	(3,207)	(1,128)
Net cash provided by operating activities	71,894	72,910
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	49,385	15,639
Purchases of property and equipment, net of trades	(91,274)	445
Maturity and calls of investments	24,225	50,325
Purchases of investments	—	(17,408)
Change in other assets	(1,726)	(655)
Net cash (used in) provided by investing activities	(19,390)	48,346
FINANCING ACTIVITIES
Cash dividends	(3,627)	(3,628)
Repurchases of common stock	(28,875)	—
Net cash used in financing activities	(32,502)	(3,628)
Net increase in cash and cash equivalents	20,002	117,628
CASH AND CASH EQUIVALENTS
Beginning of period	121,120	52,351
End of period	$141,122	$169,979
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$17,165	$29,450
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$5,887	$4,042
Common stock dividends declared in accounts payable	$1,790	$92,502
Treasury stock acquired in accounts payable	$768	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 23, 2011. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2011 except that during the quarter ended September 30, 2011 the Company began holding repurchased shares of common stock in treasury. The Company accounts for treasury stock using the cost method.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the nine months ended September 30, 2011.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $8.3 million at September 30, 2011 and $6.6 million at December 31, 2010 are included in other non-current assets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s short-term and long-term investment balances at September 30, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2011, 100.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity, are carried at amortized cost and are included in other assets per the consolidated balance sheet. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( in thousands)
September 30, 2011
Current:
Auction rate student loan educational bonds	$11,325	$—	$—	$11,325
	$11,325	$—	$—	$11,325
Long-term:
Auction rate student loan educational bonds	$56,225	$—	$3,081	$53,144
	$56,225	$—	$3,081	$53,144
	$67,550	$—	$3,081	$64,469

December 31, 2010
Current:
Auction rate student loan educational bonds	$8,300	$—	$—	8,300
	$8,300	—	$—	$8,300
Long-term:
Auction rate student loan educational bonds	$83,475	$—	$3,081	$80,394
	$83,475	—	$3,081	$80,394
	$91,775	—	$3,081	$88,694

The contractual maturities and announced calls of available-for-sale securities at September 30, 2011 are detailed in the table below. The table is prepared based on information known to management as of September 30, 2011. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$11,325	$11,325
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	53,144	56,225
	$64,469	$67,550
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

As of September 30, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $142.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $2.6 million and $24.2 million received in the three and nine months ended September 30, 2011, respectively, and $11.3 million received subsequent to September 30, 2011. Accrued interest income is included in other current assets in the consolidated balance sheet.

Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of September 30, 2011 and December 31, 2010 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS.  The fair value of these investments as of the September 30, 2011 and December 31, 2010 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of September 30, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of September 30, 2011 and December 31, 2010, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	September 30, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.70-2.62%	1.28-4.12%
Discount rate	0.28-0.93%	0.53-1.85%
Liquidity discount rate	0.55-0.97%	0.40-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the three and nine month periods ended September 30, 2011 and 2010. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $142.2 million as the result of calls by issuers which includes $2.6 million and $24.2 million in calls, received during the three and nine months ended September 30, 2011 and $11.3 million subsequent to September 30, 2011.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of September 30, 2011, is in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

The table below presents a reconciliation for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 and 2010.

	Available-for-sale debt securities
	(in thousands)
	2011	2010
Balance, January 1	$88,694	$147,419
Settlements	(24,225)	(50,325)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	—	2,500
Balance, September 30,	$64,469	$99,594

Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” and amortized over two years.  Depreciation expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2011 has been included in communication and utilities in the consolidated statements of income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  Tractors acquired prior to December 31, 2008 will continue to be depreciated using the 125% declining balance method. Approximately 89% of the Company's current tractor fleet were purchased after January 1, 2009 and therefore are being depreciated using the 150% declining balance method of depreciation. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Earnings per share are based upon the weighted average common shares outstanding during each year.  The Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

Note 8.  Dividends

During the three months ended September 30, 2011, the Company’s Board of Directors declared a regular quarterly dividend totaling $1.8 million.  This dividend was paid subsequent to September 30, 2011 and therefore was accrued and included as part of accounts payable and accrued liabilities in the consolidated balance sheets as of September 30, 2011.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $1.1 million at September 30, 2011 and December 31, 2010 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of income for the three and nine months ended September 30, 2011 and 2010.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At September 30, 2011 and December 31, 2010, the Company had a total of $15.7 million and $18.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $10.1 million and $11.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2011 and December 31, 2010.  Unrecognized tax benefits were a net increase of approximately $0.3 million and $0.3 million during the quarters ended September 30, 2011 and September 30, 2010 due to additions based on tax positions related to the current year with no offsetting reductions due to lapses of applicable statute of limitations due to filing dates of respective tax returns. Unrecognized tax benefits were a net decrease of $2.5 million and $2.9 million during the nine months ended September 30, 2011 and 2010, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $7.8 million and $9.2 million at September 30, 2011 and December 31, 2010 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three month periods ended September 30, 2011 and 2010 was an expense of approximately $0.2 million and $0.2 million, respectively. Net interest and penalties included in income tax expense for the nine month periods ended September 30, 2011 and September 30, 2010 was a benefit of approximately $1.4 million and $1.6 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable. Additional income tax expense during the three month periods ended September 30, 2011 and September 30, 2010 was a result of penalties and interest accruing on uncertain tax positions with no reversals of prior period accruals due to lapse of applicable statute of limitations. Income tax expense was reduced during the nine months ended September 30, 2011 and September 30, 2010 due to reversals of interest and penalties due to lapse of applicable state of limitations net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2010	$18,140
Additions based on tax positions related to current year	831
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(15)
Reductions due to lapse of applicable statute of limitations	(3,278)
Settlements	—
Balance at September 30, 2011	$15,678
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of September 30, 2011, the Company is under examinations by two state agencies. The Company has also been notified of the intent of the IRS to exam the Company's federal tax return for 2009. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.3 million to $1.3 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2008 and forward. Tax years 2001 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 10. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remains open at September 30, 2011 and has no expiration date. There were 2.2 million shares repurchased in the open market during the three and nine months ended September 30, 2011 of which $28.8 million was paid for in the three and nine month periods ended September 30, 2011 and $0.8 million was paid subsequent to September 30, 2011. The repurchased shares were accounted for as treasury stock and are available to be reissued. Shares purchased under the program prior to 2011 were retired. No shares were repurchased during the three and nine months ended September 30, 2010. The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 4.3 million shares remain authorized for repurchase under the program as of September 30, 2011.

On July 11, 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan will make available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. As of the date of filing this Quarterly Report on Form 10-Q, there were no grants of shares under the Plan.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The Company has entered into commitments to further execute management's plan to upgrade the Company's existing tractor and trailer fleets. Delivery of tractor equipment under the current program began in the third quarter of 2010 and is expected to be completed in the fourth quarter of 2011. In addition, the Company has purchase commitments outstanding for deliveries of new trailer equipment which is also expected to be completed in the fourth quarter of 2011. The total estimated net purchase commitments, net of estimated trade values on tractors, at September 30, 2011 is currently estimated at $17.0 million. Although the Company expects to continue to sell trailers throughout the remainder of 2011 to provide additional sources of cash flows for new trailers, there were no guaranteed commitments from third parties as of September 30, 2011 to buy trailers. Therefore, expected sale proceeds for trailer sales are not reflected as a reduction of the outstanding purchase commitment.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2011 through the filing date of this Quarterly Report on Form 10-Q for disclosure. Subsequent to September 30, 2011 the Company repurchased 1.2 million shares of common stock for $16.4 million. The repurchased shares were accounted for as treasury stock and are available to be reissued. There were no other events subsequent to September 30, 2011, requiring disclosure.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa and operating office and shop combined regional terminal locations in nine states and two shop only locations outside of Iowa.  The Company provides regional dry van truckload services through its regional terminals plus its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 73.2%, and 71.0% of the operating revenues for the three months ended September 30, 2011 and 2010, and 72.7% and 71.2% of the operating revenues for the nine months ended September 30, 2011 and 2010, respectively.  The Company takes pride in the quality of the service that it provides to its customers.  The keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.   During 2010 industry capacity tightened and demand for freight services has increased in 2011 although current freight volumes are still below volumes experienced prior to the recent recession. The tightening capacity in the industry with an increase in freight volumes, compared to 2009, allowed for stabilization and certain improvements in freight rates during late 2010 which continued into 2011. The Company has experienced increasing difficulties attracting and retain qualified drivers. The Company continues to be challenged by a shrinking pool of qualified drivers. Competition for drivers, which is always intense, has escalated during 2011 due to general improvements in the demand for freight services.

As fuel prices soared to historical highs during 2008, containment of fuel cost became a top priority of management.  The Company continues to implement fuel initiative strategies to effectively manage fuel costs since that time, and into 2011.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, and increased fuel economy through the purchase of newer more fuel efficient tractors.  These initiatives continue to prove beneficial throughout 2011. The Company continues to be challenged by increased fuel prices. U.S. average price of diesel fuel increased 31.3% from approximately $2.94 per gallon to approximately $3.86 per gallon for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Average diesel fuel price increases for the nine month period ended September 30, 2011 compared to the nine months ended September 30, 2010 have increased 30.6%. For the same three month and nine month periods, the Company's net fuel cost per mile has increased 8.4% and 10.5% respectively as the Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers. The Company continues to focus on fuel surcharge pricing, truck idling hours, and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At September 30, 2011, 100% of the Company's tractor fleet is equipped with idle management controls. At September 30, 2011, the Company’s tractor fleet had an average age of 1.81 years which is slightly higher than an average age of 1.58 at September 30, 2010. The Company has continued to upgrade its trailer fleet during 2011 taking advantage of a robust used trailer market. At September 30, 2011, the Company's trailer fleet had an average age of 4.18 years compared to 6.26 as of September 30, 2010.

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

The Company ended the third quarter quarter of 2011 with operating revenues of $132.5 million, including fuel surcharges, net income of $15.4 million, and earnings per share of $0.17 on weighted average outstanding shares of 90.1 million. The Company posted an 81.0% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended September 30, 2011 compared to 77.2% for the same period of 2010 and a 11.6% net margin (net income as a percentage of operating revenues) in the third quarter of 2011 compared to 14.4% in same period of 2010. The Company had total assets of $544.2 million at September 30, 2011. The Company achieved a return on assets of 12.7% and a return on equity of 19.5% over the immediate past four quarters.

The Company’s cash flow from operations for the nine months ended September 30, 2011 of $71.9 million was 18.1% of operating revenues.  The Company used $19.4 million in net investing cash flows, mainly due to the purchases of revenue equipment net proceeds from equipment sales, as the Company continues to upgrade its tractor and trailer fleet, offset by calls of auction rate securities. The Company used $32.5 million in financing activities mainly related to repurchases of common stock as well as dividend payments during the nine months ended September 30, 2011. As a result, the Company increased cash and cash equivalents $20.0 million during the nine months ended September 30, 2011.  The Company ended the quarter with cash, cash equivalents, and investments of $205.6 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.9%	33.5%	31.4%	33.9%
Rent and purchased transportation	1.4	1.8	1.5	2.0%
Fuel	30.9	24.9	30.8	24.9%
Operations and maintenance	4.0	4.0	4.2	3.4%
Operating taxes and license	1.8	1.7	1.7	1.7%
Insurance and claims	3.0	1.6	2.6	2.8%
Communications and utilities	0.6	0.7	0.5	0.7%
Depreciation	11.2	11.9	10.3	12.5%
Other operating expenses	2.5	3.4	2.5	2.9%
Gain on disposal of property and equipment	(5.1)	(6.2)	(5.6)	(2.8)%
	81.0%	77.2%	79.9%	81.9%
Operating income	19.0%	22.8%	20.1%	18.1%
Interest income	0.1	0.3	0.2	0.3%
Income before income taxes	19.1%	23.1%	20.2%	18.4%
Income taxes	7.5	8.7	6.9	5.7%
Net income	11.6%	14.4%	13.3%	12.6%

Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010

Operating revenue increased $5.3 million (4.2%), to $132.5 million for the three months ended September 30, 2011 from $127.2 million for the three months ended September 30, 2011.  The increase in revenue was mainly the result of a $8.7 million (46.2%) increase in fuel surcharge revenue from $18.8 million in 2010 to $27.5 million in 2011.  Offsetting this increase was a net decline in line haul revenue of $3.3 million on a decrease in total miles offset by an increase in freight rates. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 31.3% increase in average Department of Energy ("DOE") diesel fuel prices during the third quarter of 2011 compared to the same period of 2010.

Salaries, wages, and benefits decreased $1.7 million (3.9%), to $40.9 million for the three months ended September 30, 2011 from $42.6 million in the 2010 period.  The decrease was the net result of a $1.0 million decrease (2.6%) in driver wages, a $0.4 million (35.5%) increase in health insurance, and a $1.2 million (46.9%) decrease in workers’ compensation.  During the three months ended September 30, 2011, employee drivers accounted for 98% and independent contractors for 2% of the total fleet miles compared to 97% and 3%, respectively, for the same period in 2010.  The Company driver wage decrease was mainly the result of a decrease in overall miles driven based on lower freight volumes and drivers comparing the two periods. Health insurance expense decreased $1.2 million due to an overall decrease in frequency and severity of claims incurred. Workers compensation expense increased $0.4 million due to an increase in the severity of claims incurred.

Rent and purchased transportation decreased $0.5 million (21.8%), to $1.8 million for the period ended September 30, 2011 from $2.3 million in the comparable period of 2010.  The decrease is mainly attributable to amounts paid to independent contractors. The decrease in amounts paid to independent contractors is attributable to fewer miles driven as a result of less independent contractors driving for the Company.

Fuel increased $9.3 million (29.3%), to $41.0 million for the period ended September 30, 2011 from $31.7 million for the same period of 2010. The increase is mostly the result of increased fuel prices ($10.3 million) which was offset by a ($1.0 million) decrease due to less miles driven.   Fuel cost per mile, net of fuel surcharge, increased 8.4% in the 2011 period compared to the same period of 2010.  The DOE average diesel price per gallon for the third quarter of 2011 was $3.86 per gallon compared to the same period of 2010 of $2.94 per gallon a 31.3% increase.

Insurance and claims increased $1.9 million (96.7%), to $3.9 million for the period ended September 30, 2011 from $2.0 million in the same period of 2010 due to an increase in the frequency and severity of larger auto liability related claims during the 2011 period compared to 2010 period.

Depreciation decreased $0.2 million (1.6%), to $14.9 million during the three months ended September 30, 2011 from $15.1 million in the same period of 2010.  The decrease is mainly attributable to a decrease in average depreciation per tractor due to timing of tractor purchases and the Company's tractor depreciation method. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of current tractor fleet were purchased throughout 2009. Therefore each year after the initial purchase, depreciation expense is lower on a per unit basis. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method and account for approximately 89.3% of the total tractor fleet at September 30, 2011. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the used equipment market.  The decrease in tractor depreciation due to aging of equipment was partially offset by higher depreciation on new tractors placed in service during 2011. Tractor depreciation decreased $1.2 million to $11.4 million in the third quarter of 2011 from $12.6 million in the same period 2010 as a result of the above items.   There was an increase of $1.1 million in trailer depreciation in the third quarter of 2011 compared to 2010.  The increase in trailer depreciation was the direct result of trailers that had previously been depreciated to salvage value being replace by new trailers. The change in all other depreciation was not significant.

Operating and maintenance expense increased 0.2 million (4.3%), to $5.3 million during the third quarter of 2011 from $5.0 million in 2010. Operating and maintenance costs increased mainly due to increased tire costs of $0.8 million offset by reductions in costs to prepare tractors and trailers for trades/sales mainly due to lower volumes of sale activity of tractors comparing the two periods. The Company also experienced increases in over-the-road repairs mainly due to heightened awareness of maintenance issues under CSA (Compliance, Safety, Accountability) compliance guidelines.

Gain on the disposal of property and equipment decreased $1.2 million, to $6.8 million during the 2011 period from $8.0 million in the same period of 2010.  The decrease was the net effect of a decrease in gains on trades and sales of tractor equipment of $2.1 million and an increase in gains on trailer equipment sales of $0.9 million. The decrease in gains on tractors was largely due to the Company selling approximately 73% less units during the quarter ended September 30, 2011 compared to the same period of 2010 due to timing of purchases of new tractors. The increase in gains on trailers was largely due to the Company selling approximately 44% more units during the quarter ended September 30, 2011 compared to the same period of 2010 due to favorable market conditions. The Company has and will continue to use strong pricing of used equipment as an opportunity to upgrade it's tractor and trailer fleet through the remainder of 2011.

Interest income decreased $0.2 million (49.9%), to $0.2 million in the 2011 period from $0.3 million in the 2010 period.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short- and long-term investments which persisted throughout 2010 and into 2011. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents tied to short-term interest rates from long-term auction rate security investments due to a significant amount of calls received throughout 2010 and during the first six months of 2011.

The Company’s effective tax rate was 39.1% and 37.8% for three months ended September 30, 2011 and 2010, respectively.  The increase in the effective tax rate for 2011 is primarily attributable to an increase in effective state income tax rates and a decrease in favorable income tax expense adjustments during the 2011 period compared to the same period of 2010 resulting .

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 81.0% during the period ended September 30, 2011 compared with 77.2% during the period ended September 30, 2010.  Net income decreased $2.9 million (15.8%), to $15.4 million for the period ended September 30, 2011 from $18.3 million during the compared 2010 period as a result of the net effects discussed above.

Nine Months Ended September 30, 2011 Compared With the Nine Months Ended September 30, 2010

Operating revenue increased $27.1 million (7.3%), to $397.4 million for the nine months ended September 30, 2011 from $370.3 million for the nine months ended September 30, 2010.  The increase in revenue was mainly the result of a $26.3 million (47.9%) increase in fuel surcharge revenue from $55.0 million in 2010 to $81.3 million in 2011.  Line haul and other revenues increased $0.8 million (0.3%) on a decreased total miles and an increase in freight rates per total mile. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 30.6% increase in average DOE diesel fuel prices during the nine months ended September 30, 2011 compared to the same period of 2010.

Salaries, wages, and benefits decreased $0.6 million (0.5%), to $124.8 million for the nine months ended September 30, 2011 from $125.4 million in the 2010 period.  The decrease was the net result of a $1.0 million decrease (1.1%) in driver wages, a $0.6 million increase (4.0%) in office and shop wages, a $1.0 million (14.6%) decrease in health insurance, and a $0.4 million (12.2%)

increase in other benefits and payroll taxes. During the nine months ended September 30, 2011, employee drivers accounted for 98% and independent contractors for 2% of the total fleet miles compared to 97% and 3%, respectively, for the same period in 2010.  The Company driver wage decrease was the combined result of a decrease in miles driven and a slight decrease in the overall rate based on changes in driver mix.  Office and shop personnel wages increased primarily as a result of more non-driver personnel in 2011 compared to the same period of 2010.  Health insurance and workers compensation decreased and increased respectively due to frequency and severity of claims.

Rent and purchased transportation decreased $1.5 million (20.7%), to $5.8 million for the nine month period ended September 30, 2011 from $7.3 million in the comparable period of 2010.  The decrease is mainly attributable to amounts paid to independent contractors. The decrease in amounts paid to independent contractors is attributable to fewer miles driven as a result of less independent contractors driving for the Company.

Fuel increased $30.2 million (32.7%), to $122.4 million for the nine month period ended September 30, 2011 from $92.2 million for the same period of 2010. The increase is mostly the result of increased fuel prices ($30.0 million) which was offset by a slight decrease in volume mainly due to less miles driven. Fuel cost per mile, net of fuel surcharge, increased 10.1% in the 2011 period compared to the same period of 2010.  The DOE average diesel price per gallon for the nine months ended September 30, 2011 was $3.84 per gallon compared to the same period of 2010 of $2.94 per gallon a 30.6% increase.

Depreciation decreased $5.3 million (11.5%), to $40.9 million during the nine months ended September 30, 2011 from $46.2 million in the same period of 2010.  The decrease is mainly attributable to a decrease in average depreciation per tractor due to timing of tractor purchases and the Company's tractor depreciation method. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of current tractor fleet were purchased throughout 2009. Therefore each year after the initial purchase, depreciation expense is lower on a per unit basis. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method and account for approximately 89.3% of the total tractor fleet at September 30, 2011. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the used equipment market.  The decrease in tractor depreciation due to aging of equipment was partially offset by higher depreciation on new tractors placed in service during the first nine months of 2011. Tractor depreciation decreased $6.9 million to $31.5 million for the nine months ended September 30, 2011 from $38.4 million in the same period 2010 as a result of the above items.   There was an increase of $1.6 million in trailer depreciation in the nine months ended September 30, 2011 compared to 2010.  The increase in trailer depreciation was the direct result of trailers that had previously been depreciated to salvage value being replaced by new trailers. The change in all other depreciation was not significant.

Operating and maintenance expense increased $3.9 million (30.9%), to $16.5 million during the nine months ended September 30, 2011from $12.6 million in 2010. Operating and maintenance costs increased mainly due to increased tire costs, $2.8 million and increased costs to prepare tractors and trailers for trades/sales and certain updates to older trailers within the Company's fleet. The Company also experienced increases in over-the-road repairs mainly due to heightened awareness of maintenance issues under CSA compliance guidelines.

Gains on the disposal of property and equipment increased $11.8 million, to $22.3 million during the nine months ended September 30, 2011 from $10.5 million in the same period of 2010.  The increase was the net effect of an increase in gains on trades and sales of tractor equipment of $5.4 million and increased gains on trailer equipment sales of $6.5 million. The increase in gains on tractors and trailers was largely due to the Company selling approximately 9% more tractors and approximately 141% more trailer equipment during the nine months ended September 30, 2011 compared to the same period of 2010 due to favorable market conditions and the Company's fleet upgrade program. The Company has and will continue to use strong pricing of used equipment as an opportunity to upgrade it's tractor and trailer fleet through the remainder of 2011.

Interest income decreased $0.5 million (46.8%), to $0.6 million in the nine months ended September 30, 2011from $1.2 million in the 2010 period.   The decrease is mainly the result of lower average returns due to the decline in interest rates applicable to short- and long-term investments which persisted throughout 2010 and into 2011. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents tied to short-term interest rates from long-term auction rate security investments due to a significant amount of calls received throughout 2010 and during the first nine months of 2011.

The Company’s effective tax rate was 34.2% and 31.2% for nine months ended September 30, 2011 and 2010, respectively.  The increase in the effective tax rate for 2011 is primarily attributable to a decrease in favorable income tax expense adjustments during the 2011 period compared to the same period of 2010 resulting from the roll off of certain state tax contingencies coupled with more taxable income during the current year compared to the same period of 2010.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 79.9%

during the nine month period ended September 30, 2011 compared with 81.9% during the six month period ended September 30, 2010.  Net income increased $6.0 million (12.8%), to $52.8 million for the nine month period ended September 30, 2011 from $46.8 million during the compared 2010 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations, which has been the case during the most recent tractor and trailer upgrades. The Company ended the third quarter of 2011 with cash and cash equivalents of $141.1 million. The Company’s primary source of liquidity has historically been from operating activities which during the first nine months of 2011 was $71.9 million compared to $72.9 million during the same period of 2010.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $9.9 million higher in the first nine months of 2011 compared to 2010 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $10.9 million.  The net decrease in cash provided by operating assets and liabilities for 2011 compared to the same period of 2010 was mainly attributable to increased spending on prepaid tires and a reduction in accounts payable and accrued expenses due to timing of payments.  Cash flow from operating activities was 18.1% of operating revenues in three months ended September 30, 2011 compared with 19.7% for the same period of 2010.

Cash flows from investing decreased $67.7 million for the first nine months of 2011 compared to the same period of 2010 due to net cash usage of $19.4 million during 2011 compared to cash inflows of $48.3 million during 2010.  The decrease of investing cash flows was mainly the result of an increase in net capital expenditures of $58.0 million, as the Company continues to upgrade its tractor and trailer fleets with new equipment which was partially offset by sales of tractor and trailer equipment. In addition to the increased use of cash for capital expenditures was a reduction in net cash (investment maturities and calls less purchases) provided by investments of $8.7 million. During 2010 the Company purchased certain investments, $17.4 million, with excess cash whereas in 2011 excess operating cash is being placed in cash equivalents. There was also a reduction of $26.1 million in cash provided by calls of tax free, auction rate student loan educational bonds ("ARS").  The Company currently anticipates capital expenditures on revenue equipment to be approximately $17.0 million for the remainder of 2011, net of proceeds on tractors expected to be sold during the remainder of 2011. Although the Company expects to sell trailers during the remainder of 2011 and into the first quarter of 2012, to provide additional sources of cash flows for new trailers, there were no guaranteed commitments from third parties to buy trailers during 2011 and therefore these estimated trailer proceeds do not reduce the Company's outstanding commitment.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remains open at September 30, 2011 and has no expiration date. There were 2.2 million shares repurchased in the open market during the three and nine months ended September 30, 2011 for $29.6 million. The repurchased shares were accounted for as treasury stock and are available to be reissued. No shares were repurchased during the three and nine months ended September 30, 2010. The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 4.3 million shares remain authorized for repurchase under the program as of September 30, 2011.

The Company paid income taxes, net of refunds, of $17.2 million in the first nine months of 2011 which was $12.3 million lower than income taxes paid during the same period in 2010 of $29.5 million.   The decrease is largely driven by a reduction in estimated federal income tax payments as a result of 100% bonus depreciation on new equipment purchases during 2011.

Management believes the Company has adequate liquidity to meet its current and projected needs.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and from existing cash, cash equivalents and investments.  The Company’s balance sheet remains debt free.   At September 30, 2011 the Company had $205.6 million in cash, cash equivalents and investments, a decrease of $4.2 million from December 31, 2010.

All of the Company’s short-term and long-term investment balances at September 30, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2011, 100.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of September 30, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $142.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $2.6 million and $24.2 million received in the three and nine months ended September 30, 2011, respectively, and $11.3 million received subsequent to September 30, 2011. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant inputs and assumptions not observable to market participants. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through September 30, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  The fair value of these investments as of the September 30, 2011 and 2010 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of September 30, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of September 30, 2011 and December 31, 2010, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	September 30, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.70-2.62%	1.28-4.12%
Discount rate	0.28%-0.93%	0.53%-1.85%
Liquidity discount rate	0.55%-0.97%	0.40%-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the three and nine month periods ended September 30, 2011 and 2010. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

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

•	Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

•	Our growth may not continue at historic rates.

•	If we are unable to retain our current customers at our current freight rates, our results of operations could be adversely affected.

•	We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

•	Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

•	If fuel prices increase significantly, our results of operations could be adversely affected.

•	Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

•	We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

•	CSA (Compliance, Safety, Accountability) could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

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

Investments

All of the Company’s short-term and long-term investment balances at September 30, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an impairment (other than the temporary impairment already recognized) on these securities and record a charge in the statement of income.

Assuming the Company maintains short-term and long-term investment balances consistent with balances as of September 30, 2011, ($67.6 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.7 million.

Interest Rate Risk

The Company has no debt outstanding as of September 30, 2011 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of the Company's disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	CHANGE IN SECURITIES

Repurchases of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011 - July 31, 2011	—	$—	—	—
August 1, 2011 - August 31, 2011	830,190	$13.19	830,190	5,627,300
September 1, 2011 - September 30, 2011	1,377,040	$13.38	1,377,040	4,250,260

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
3.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
4.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
4.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.
4.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 *Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

No other information is required to be filed under Part II of the form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 7, 2011	BY: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal accounting and financial officer)