Form 10-K
period 2011-12-31
HEARTLAND EXPRESS INC
filed 2012-02-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $832.3 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and no other persons, are affiliates.  As of February 27, 2012 there were 86,474,350 shares of the Company’s common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 10, 2012 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

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

General

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  During 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the purchase of a terminal location near Dallas, Texas during 2008.  These western operations accounted for approximately 15% of the Company's business in 2011. The Company believes the keys to maintaining a high level of customer service are the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-five years from 1986 to 2011, Heartland has grown to $528.6 million in revenue from $21.6 million and net income has increased to approximately $70 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company’s operating regions.  More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Income" that is included in this report.

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

The Company’s operations department is responsible for maintaining the continuity between the customer’s needs and Heartland’s ability to meet those needs by communicating the customer’s expectations to the fleet management group.  They are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas.  They assign orders to drivers based on well-defined criteria, such as driver safety and United States
Department of Transportation (the "DOT") compliance, customer needs and service requirements, on-time service, equipment utilization, driver "home time", operational efficiency, and equipment maintenance needs.

Fleet management employees are responsible for driver management and development.  Additionally, they maximize the capacity that is available to meet the service needs of the Company’s customers.  Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

Serving the short-to-medium haul market (500 miles average length of haul in 2011 and 2010) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes.

Heartland operates nine specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Chester, Virginia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Phoenix, Arizona; and Seagoville, Texas (opened in January 2009) in addition to operations at our corporate headquarters in North Liberty, Iowa.  The Company operates maintenance facilities at all regional distribution operating centers including the corporate headquarters along with a shop only location in O’Fallon, Missouri.  The Company previously operated a shop only location in Ft. Smith, Arkansas but this facility was closed during 2011 and is currently be used as a drop lot/relay location. These short-haul operations concentrate on freight movements generally within a 500-mile radius of the regional terminals and are designed to meet the needs of significant customers in those regions while allowing Company drivers more time at home.

Personnel at the individual regional locations manage these operations, and the Company uses a centralized computer network and regular communication to achieve company-wide load coordination.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling.  Management believes Heartland’s reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.  As a testament to the Company’s premium service, the Company received twelve customer service awards during 2011 in addition to receiving the Quest for Quality Award for dry freight carriers from Logistics Management Magazine for the ninth consecutive year and the BP Lubricants USA safe driving award for the fourth consecutive year.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company’s focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in the Company’s primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company’s 25, 10, and 5 largest customers accounted for 74.9%, 51.6%, and 38.0% of gross revenue, respectively, in 2011. The Company’s primary customers include retailers and manufacturers. During 2010 the Company's 25, 10, and 5 largest customers were 73.1%, 51.4%, and 37.7%, of gross revenues respectively. During 2009 the Company's 25, 10, and 5 largest customers were 71.6%, 53.6%, and 39.5%, of gross revenues respectively. One customer exceeded 10% and accounted for 13.1% of gross revenue during 2011, one customer exceeded 10% and accounted for approximately 12.6% of gross revenue in 2010, and two customers exceeded 10% in 2009 and collectively accounted for 23.9% of gross revenue.  No other customer accounted for as much as ten percent of revenue in 2011, 2010, or 2009.

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

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives.  As of December 31, 2011, Heartland employed 2,862 people compared to 2,990 people as of December 31, 2010. The Company also contracted with independent contractors to provide and operate tractors.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2011, independent contractors accounted for approximately 1.8% of the Company’s total miles compared to 2.7% in 2010.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers (at least one year of over-the-road experience required); (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system, and financial rewards for accident-free driving.  Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes.  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

Heartland is not a party to a collective bargaining agreement.  Management believes that the Company has good relationships with its employees.

Revenue Equipment

Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers.  All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers to accommodate the needs of our customers.  During 2010 the Company embarked on a change in the Company's previous driver communication systems platform to PeopleNet® electronic on-board recorders. During 2011 this change was completed and currently the Company's entire tractor fleet is on this communication system, which includes paperless logs. This on-board computing and communications system, including paperless logs, is expected to continue to improve safety, equipment utilization, and customer service.

A uniform fleet of tractors and trailers are utilized to minimize maintenance costs and to standardize the Company’s maintenance program.   In the second half of 2008, the Company began a tractor fleet upgrade with ProStar International trucks manufactured by Navistar International Corporation.  The Company has seen positive results through advanced aerodynamics, speed management, and idle controls.  As of December 31, 2011, 99.2% of the Company's tractor fleet was 2010 or newer models. At December 31, 2011, all of the Company’s tractors were manufactured by Navistar International Corporation. In addition, during the period 2008 through 2011 the Company acquired 3,600 new trailers which were a mix of trailers manufactured by Great Dane Limited Partnership and Wabash National Corporation.  The Company has entered into further commitments to upgrade the Company's trailer fleet. The average age of our tractor and trailer fleet was 1.7 years and 4.1 years, respectively, at December 31, 2011.  The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns.  In addition, the Company’s preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when equipment is replaced.  Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value. Independent contractor tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Effective October 1, 2002, the Environmental Protection Agency (the "EPA") implemented engine requirements designed to reduce emissions. These requirements have been implemented in multiple phases starting in 2002 and require progressively more restrictive emission requirements through 2010.  Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more restrictive engine emission requirements.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  The Company experienced an approximate 20% increase in tractor costs comparing tractors with pre 2007 engine emission requirements and tractors with post-2007 engine emission requirements. In 2010 more restrictive engine emission requirements became effective. As of December 31, 2011, models with post January 2007 engine requirements constituted 100% of the Company's tractor fleet compared to 89.5% of the Company’s tractor fleet as of December 31, 2010.  As of December 31, 2011, models with post January 2010 engine requirements constituted approximately 32% of the Company's tractor fleet. Equipment prices may continue to increase as new emission standards released by the EPA are implemented. The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company’s results of operations.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts.  In addition, bulk fuel sites are maintained at the eleven Company owned locations which includes the nine regional terminal centers, the Company’s corporate headquarters, plus one service terminal location in order to take advantage of volume pricing.  The Company strategically manages fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases.  For the years ended December 31, 2011, 2010, and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements in 2009, was $56.2 million, $53.2 million, and $52.7 million or 16.1%, 15.3%, and 15.1%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sales of equipment.  Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company’s operating results.

During 2009 the Company contracted with an unrelated third party to hedge cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements.  The hedged cash flows were transacted through the use of certain swap investments.  In accordance with the authoritative accounting guidance, the Company designated such hedges as cash flow hedges.   The hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which was not recoverable through fuel surcharge agreements.  The contract covered a three month period of time and was for approximately for 1.8 million gallons of fuel. There were no outstanding hedging contracts for fuel as of December 31, 2011 or 2010. We may enter into contracts to hedge fuel in the future if market conditions warrant.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, equipment availability, and qualified drivers. As the general economic conditions and credit market conditions deteriorated throughout 2008 which continued throughout 2009 and into early 2010, the industry became extremely competitive based on freight rates mainly due to excess tractor capacity.  The Company began to see tightening industry capacity throughout the second half of 2010 which allowed for a stabilization of freight rates and in some instances, rate increases. Shipper demand and tractor capacity remained relatively equal throughout 2011 which allowed for a better pricing environment compared to 2008 through 2010. The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. Strong competition within the industry for the hiring of drivers and independent contractors will continue to challenge the Company and others in our industry.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on the Company and our drivers.  In December 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle, or hours-of-service ("HOS"). The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future. The following table summarizes the changes set forth in the new rules:

Provision	Current Rules	Final Rules	Required Compliance Date
Limitations on minimum "34-hour restarts"	None	(1) Must include two periods between 1 a.m. - 5 a.m. home terminal time. (2) May only be used once per week	July 1, 2013
Rest breaks/consective drive time	None except as limited by other rule provisions	May drive only if 8 hours or less have passed since end of driver's last off-duty period of at least 30 minutes.	July 1, 2013
On-duty time	Includes any time in commerical motor vehicle ("CMV") except sleeper-berth	Does not include any time resting in a parked vehicle. While a CMV is in motion, does not include up to 2 hours in passenger seat immediately before or after 8 consecutive hours in sleeper-berth.	February 27, 2012
Penalties	"Egregious" hours of service violations not specifically defined.	Driving (or allowing a driver to drive) 3 or more hours beyond the driving-time limit may be considered an egregious violation and subject to the maximum civil penalties.	February 27, 2012

We are unable to predict at this time what impact these new rules will have on our operations.  On the whole, however, we believe the modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

On January 31, 2011, the FMCSA issued a Notice of Proposed Rulemaking regarding electronic on-board recorders (“EOBR”) and HOS supporting documents. In August of 2011, the U.S. Court of Appeals vacated the rule and sent it back to the FMCSA. The FMCSA did not appeal the court decision. On February 13, 2012 the FMCSA issued a notice stating additional work will be conducted by the FMCSA regarding the proposed use of EOBR's. Although the Company is not currently required to install EOBR's in its tractors, the Company decided to install EOBR's in all of the Company's tractor models during 2011, which also includes electronic logs for our drivers. As of December 31, 2011, 100% of our tractors have EOBR's installed including electronic logs. The Company believes early adoption and implementation of EOBR's among the Company's fleet during 2011 has provided the Company cost savings by implementing EOBR's prior to any final rules by the FMCSA as well as positioning the Company for future rules mandating the use of EOBR's.
During 2009, the FMCSA introduced Compliance Safety Accountability, ("CSA"), which sets new evaluation standards on the safety performance of motor carriers and drivers.  CSA is a new methodology that enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA, the FMCSA along with its state partners includes a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information is accumulated to assess the safety performance of both carriers and drivers.  The CSA enforcement began in 2010 and motor carrier scores began being published publicly in November 2010. Based on the first fifteen months of data released by the FMCSA, the Company has not exceeded any of the performance thresholds established by FMCSA's seven categories (unsafe driving, fatigued driving, driver fitness, controlled substances, vehicle maintenance, cargo and crash rating). The Company monitors its CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. The Company does not yet know what long-term impacts this new program will have on its drivers and potential drivers but potential adverse effects to the Company's results of operations may include:

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

The Company’s operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency ("EPA") and similar state regulatory agencies. These laws and regulations include the management of underground fuel storage tanks, the transportation of hazardous materials, the discharge of pollutants into the air and surface and underground waters, and the disposal of hazardous waste.  The Company transports an insignificant number of hazardous material shipments. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company’s capital expenditures, earnings and competitive position.  In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the Securities and Exchange Commission are available to the public, free of charge, on the Company’s Internet website, at http://www.heartlandexpress.com.  Information on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’

inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers’ business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, a decrease in shipping demand or an increase in the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel prices, tires, taxes, tolls, license and registration fees, insurance costs, cost of revenue equipment, driver pay to attract and retain drivers, driver recruitment costs, and healthcare for our employees. We could also be affected by strikes or other work stoppages at customer, port, border, or other shipping locations as well as declines in the resale value of used equipment.

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

We operate in a highly competitive and fragmented industry with thousands of carriers of varying sizes.  The industry may become even more competitive in periods of excess tractor and trailer capacity in comparison with shipper demand.  Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates.  In the event our customers are no longer willing to pay freight rates we expect to receive for the service we provide, we may lose customers or be forced to lower our rates to retain customers, which could adversely affect our results of operations.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from several major customers.  For the year ended December 31, 2011, our top 25 customers, based on revenue, accounted for approximately 74.9% of our gross revenue. One customer accounted for approximately 13.1% of gross revenue in 2011.  No other single customers accounted for ten percent of revenue. A reduction in or termination of our services by one or more of our major customers, or these customers encountering adverse economic conditions represent a greater potential for loss and could have a materially adverse effect on our business and operating results.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations and in certain times, proceeds from sales of equipment being replaced.  If we are unable to generate sufficient cash from operations and sales of equipment being replaced, we would need to utilize available cash reserves or seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2011, all of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007.  Tractors that meet the 2007 standards were approximately 20% more expensive than tractors with pre-2007 engine emission standards.  As of December 31, 2011, approximately 33% of our tractor fleet was comprised with engines that met the EPA-mandated clean air standards that became effective January 1, 2010. Tractors that meet the 2010 standards have been approximately 8% more expensive than tractors with pre-2010 engine emission standards. Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the most recent EPA mandated clean air standards.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases.  Management revises estimates to depreciation to better reflect expected values of equipment at the end of the estimated useful life as reflected in the change in depreciation estimates for tractors beginning in 2009.  We do not have guaranteed residual values on any of our current tractor fleet. The sale/trade values on tractors have been historically determined at the point of an agreement for new replacement tractors. Should the used market conditions deteriorate, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political and economic market factors as well as terrorist attacks, weather, political unrest and war in foreign countries, all of which are generally outside our control and each of which may cause the price of fuel to increase.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of increases in fuel prices from customers through fuel surcharges, and during 2009, in an attempt to further manage our exposure to changes in fuel prices, we used derivative instruments designated as cash flow hedges on a limited basis.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  Also, fuel surcharge agreements do not cover fuel consumed in non customer driven miles (i.e. empty miles) and fuel consumed by idling tractors. Therefore, fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future.  To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  In addition, competition for drivers, which is always intense, may increase even more as the overall demand for freight services increases with improvements in economic trends and conditions. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, or be required to further adjust our driver compensation package, which would lower our profitability. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.
Tax and other regulatory authorities have in the past sought to assert that independent contractors in the trucking industry are employees rather than independent contractors. Proposed federal legislation would make it easier to reclassify independent contractors as employees. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Further, class actions and other lawsuits have been filed in our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractors status. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’

compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the "DOT"). Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and HOS. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' HOS, ergonomics, electronic on-board recorders, collective bargaining, security at ports, and other matters affecting safety or operating methods. In December 2011 new HOS rules were issued for commercial motor vehicle drivers. The new rules changed requirements for HOS reset rules and introduced required rest breaks. The implementation of these new rules within our operations and any future rulemaking regarding drivers' HOS, could negatively impact utilization of our equipment. We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use EOBR's in our tractors to electronically monitor tractor miles and enforce hours-of-service.  We converted our fleet to EOBR's including electronic log books during 2011. Such installation could cause an increase in driver turn-over, information that can be used in litigation, cost increases, and decreased asset utilization.

Federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the “TSA”) of the Department of Homeland Security has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 and January 2010 which are discussed above under "Risk Factors – Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows."  Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

All of our long-term investments as of December 31, 2011 were in tax free, auction rate student loan educational bonds primarily backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 20 to 28 years as of December 31, 2011.  At the reset date we historically had the option to roll the investments and reset the interest rate or sell the investments in an auction.  We historically received the par value of the investment plus accrued interest on reset date if the underlying investment was sold.  All long term investments held by us have AAA (or equivalent) ratings from recognized rating agencies.  We only hold senior positions of underlying securities.  We have not invested in other asset-backed securities and do not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders.  When we elect to participate in an auction and therefore sell investments, there is no guarantee that a willing buyer will purchase the security resulting in us receiving cash upon the election to sell.  During the quarter ended March 31, 2008 we began experiencing failures in the auction process of auction rate securities that have continued through December 31, 2011.  The result is a lack of liquidity in these investments. These investments were approximately 9.6% of our total assets at December 31, 2011.

As of December 31, 2011, all of our auction rate securities were associated with unsuccessful auctions.  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default interest rate.  Until a subsequent auction is successful or the underlying security is called by the issuer, we will be unable to sell these securities.  Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2011, we have classified these investments as long-term investments.   In addition, we recorded an adjustment to fair value to reflect the lack of liquidity in these securities through an adjustment to accumulated other comprehensive loss.  Since auction failures began and continuing through December 31, 2011, there were no instances of delinquencies or non-payment of applicable interest from the issuers.  We have no assurance that we will be able to sell these investments at par and cannot predict whether future auctions related to our auction rate securities will be successful.  Should we have liquidity requirements before these financial institutions provide liquidity to auction rate securities, we may be required to discount these securities in order to liquidate them.  We will continue to monitor these investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.  Should estimated fair value continue to remain below cost or the fair value decrease significantly due to credit related issues, we may be required to record an impairment of these investments, through a charge in the consolidated statement of income.  Based on our current financial position, we do not believe that we will have to sell these securities at a discount, however, if our financial condition changes and we were able to sell them at a discount, it could have a materially adverse effect on our financial results.

Under current U.S. generally accepted accounting principles (“GAAP”) for valuing investments reported as available-for-sale, we must value those assets at the prices that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  The estimated fair value of the underlying investments as of December 31, 2011 remains below amortized cost of the investments reflecting the lack of liquidity in the auction rate markets.  As a result of the fair value measurements, we recognized an unrealized loss and reduction to investments of $8.6 million during the year ended December 31, 2008.  Since the ARS liquidity issues began in 2008 the Company has received $144.8 million in calls, at par, of these securities. The unrealized loss on remaining investments was $3.1 million at December 31, 2011 and 2010.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure.  We currently use a centralized computer network and regular communication to achieve system-wide load coordination.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching drivers and equipment and billing and collecting for our services. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites and other events beyond our control. In the event of a significant system failure or if security over our system and external systems relied upon is compromised in any way, our business could experience significant disruption.

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

The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased
North Liberty, Iowa	Yes	Yes	Yes	Owned
Ft. Smith, Arkansas (1)	No	No	No	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
(1) This location is currently being used by the Company as a drop yard for trailers and relays. The shop facility at this location was closed in October 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company’s common stock as reported by the NASDAQ Global Select Market and the Company’s dividends declared per common share from January 1, 2010 to December 31, 2011.

Period	High	Low	Dividends declared per Common Share
Calendar Year 2011
1st Quarter	$18.04	$15.57	$0.02
2nd Quarter	18.12	15.32	0.02
3rd Quarter	17.37	12.75	0.02
4th Quarter	15.00	12.80	0.02
Calendar Year 2010
1st Quarter	$16.73	$13.48	$0.02
2nd Quarter	17.18	14.33	0.02
3rd Quarter	16.43	14.14	1.02
4th Quarter	16.77	14.35	0.02

On February 27, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.60 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 27, 2012, the Company had 170 stockholders of record of its common stock.  However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past thirty-four consecutive quarters.  During 2011 and 2010, the Company declared quarterly dividends as detailed below.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 11, 2011	June 13, 2011	September 12, 2011	November 29, 2011
Record date	March 24, 2011	June 24, 2011	September 23, 2011	December 9, 2011
Payment date	April 4, 2011	July 6, 2011	October 4, 2011	December 19, 2011
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$1.8	$1.7

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 11, 2010	June 11, 2010	September 14, 2010	November 30, 2010
Record date	March 25, 2010	June 22, 2010	September 24, 2010	December 10, 2010
Payment date	April 6, 2010	July 2, 2010	October 5, 2010	December 20, 2010
Payment amount (per common share)	$0.02	$0.02	$1.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$92.5	$1.8

The Company does not currently intend to discontinue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In September of 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remained open at December 31, 2011 and has no expiration date. There were 4.2 million shares repurchased in the open market during the year ended December 31, 2011 for a total of $56.4 million. There were no shares repurchased during 2010 and there were 3.5 million shares repurchased for $45.4 million in 2009. Shares repurchased during 2011 were accounted for as treasury stock and are available to be reissued. Shares purchased under the program prior to 2011 were retired. The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 2.2 million shares remained authorized for repurchase under the program as of December 31, 2011.

Shares repurchased during the three month period ended December 31, 2011 are as follows:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2011 - October 31, 2011	963,442	$13.42	963,442	3,286,818
November 1, 2011 - November 30, 2011	1,038,738	$13.20	1,038,738	2,248,080
December 1, 2011 - December 31, 2011	4,861	$13.52	4,861	2,243,219

Subsequent to December 31, 2011, the Board of Directors of the Company approved an increase in the amount of shares authorized for repurchase of approximately 2.8 million shares. As of February 10, 2012, the total shares authorized for repurchase is 5.0 million shares. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time.

Share Based Compensation

On July 11, 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan authorizes the issuance of up to 0.9 million shares and is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). In accordance with and subject to the provisions of the Plan, the Committee has the authority to determine all provisions of awards of restricted stock, including, without limitation, the employees of the Company who will receive awards, the number of shares awarded to individual employees, the time or times when awards will be granted, restrictions and other conditions (including, for example, the lapse of time) to which the vesting of awards may be subject, and other terms and conditions and form of agreement to be entered into by the Company and employees subject to awards of restricted stock. The Committee may allocate all or any portion of its responsibilities and powers under the Plan to any one or more of its members, the Chief Executive Officer, or other senior members of management as the Committee deems appropriate. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of stockholders of the Company.

The following table summarizes, as of December 31, 2011 , information about compensation plans under which our equity securities are authorized for issuance:

	Number of Securities to be Issued upon Expiration of Vesting Requirements	Weighted Average Stock Price on Date of Grant	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	351,000	$13.57	555,886

The following table summarizes the Company's restricted stock award activity for the year ended December 31, 2011. There were no restricted stock awards granted or outstanding during the years ended December 31, 2010 and 2009.

	2011
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	351,000	$13.57
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of year	351,000	$13.57

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes thereto included in Item 7 of this Form 10-K.

	Year Ended December 31,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Statements of Income Data:
Operating revenue	$528,623	$499,516	$459,539	$625,600	$591,893
Operating expenses:
Salaries, wages, and benefits	166,717	167,980	168,716	197,992	196,303
Rent and purchased transportation	7,527	9,460	11,138	18,703	21,421
Fuel	161,915	126,477	104,246	204,708	164,285
Operations and maintenance	20,938	17,086	14,913	15,575	12,314
Operating taxes and licenses	9,225	8,480	9,286	9,317	9,454
Insurance and claims	13,142	12,526	16,629	24,307	18,110
Communications and utilities	2,957	3,187	3,655	3,693	3,857
Depreciation (1)	57,226	61,949	58,730	46,109	48,478
Other operating expenses	14,552	14,239	12,970	16,807	17,380
Gain on disposal of property and equipment	(32,133)	(13,317)	(19,708)	(9,558)	(10,159)
	422,066	408,067	380,575	527,653	481,443
Operating income (1)	106,557	91,449	78,964	97,947	110,450
Interest income	773	1,424	2,338	9,132	10,285
Income before income taxes (1)	107,330	92,873	81,302	107,079	120,735
Federal and state income taxes	37,398	30,657	24,353	37,111	44,565
Net income (1)	$69,932	$62,216	$56,949	$69,968	$76,170
Weighted average shares outstanding
Basic	89,656	90,689	91,131	95,900	97,735
Diluted	89,673	90,689	91,131	95,900	97,735
Earnings per share (1)
Basic	$0.78	$0.69	$0.62	$0.73	$0.78
Diluted	$0.78	$0.69	$0.62	$0.73	$0.78
Dividends declared per share	$0.08	$1.08	$0.08	$0.08	$2.08
Balance Sheet data:
Net working capital (2) (3)	$167,772	$144,886	$77,460	$70,065	$182,546
Total assets (3)	525,666	506,035	551,163	533,670	526,294
Stockholders' equity	340,771	334,187	367,670	360,039	342,759
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

(2)
Reflects the reclassification of auction rate security investments classified as short-term investments as of December 31, 2007 to long-term investments as of December 31, 2008 due to auction failures that began in February 2008 and have continued through December 31, 2011.

(3)
The Company maintains insurance accruals to reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.   During 2009 the Company identified errors related to the classification of current and long-term insurance accruals and the associated deferred tax implications.  As a result, the Company’s historical current assets, current liabilities and long-term liabilities were misstated.   In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the error was immaterial to the 2008 period.  Consequently, the Company revised its historical current and long-term liabilities as of December 31, 2008 to be consistent with the December 31, 2009 presentation which was consistently applied as of December 31, 2010 and 2011.  The change resulted in a decrease of $24 million to current assets and a decrease of $60.2 million to current liabilities from amounts previously reported as of December 31, 2008.  The Company has not adjusted historical net working capital to reflect this change in classification for the period ended December 31, 2007 as the amounts are not considered material.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 72.8% , 71.3% and 72.6% of the operating revenues for the year ended December 31, 2011, 2010 and 2009, respectively.  The Company takes pride in the quality of the service that it provides to its customers.  The Company believes the keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.   During 2010 industry capacity tightened and demand for freight services has increased in 2011 although current freight volumes are still below volumes experienced prior to the recent recession. The tightening capacity in the industry with an increase in freight volumes, compared to 2009, allowed for stabilization and certain improvements in freight rates in late 2010 which continued throughout 2011. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to be challenged by a shrinking pool of qualified drivers. Competition for drivers, which is always intense, escalated during 2011 due to general improvements in the demand for freight services.

As fuel prices soared to historical highs during 2008, containment of fuel cost became a top priority of management.  The Company continues to implement fuel initiative strategies to effectively manage fuel costs since that time.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, trailer skirting, and increased fuel economy through the purchase of newer more fuel efficient tractors.  These initiatives continued to prove beneficial throughout 2011. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices increased 28.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010. For 2011, the Company's net fuel cost per mile (fuel expense less fuel surcharge revenue not passed on to owner operators over company driver miles) increased 7.4%. Average diesel fuel prices during January and February 2012 have been approximately 2.2% higher than average fuel prices at the end of 2011. The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At December 31, 2011, 100% of the Company's tractor fleet is equipped with idle management controls. At December 31, 2011, the Company’s tractor fleet had an average age of 1.7 years which is slightly lower than an average age of 1.8 at December 31, 2010. The Company has continued to upgrade its trailer fleet during 2011 taking advantage of a robust used trailer market. At December 31, 2011, the Company's trailer fleet had an average age of 4.1 years compared to 6.0 as of December 31, 2010 and is expected to improve throughout 2012 based on the Company's commitment to replace certain older trailers with new trailers throughout 2012.

The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made five acquisitions since 1987.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout the recent recession, in comparison to our competitors, better positioning the Company for future growth as market capacity continues to tighten.   Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, potential acquisition opportunities, and the availability and ability to attract and retain experienced drivers that meet our hiring standards.

The Company hires only experienced drivers (minimum 1 year of driving experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates.

The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD. The Company has been recognized as one of the Forbes magazine's “200 Best Small Companies in America” eighteen times in the past twenty-five years and for eight of the past ten years as well as being awarded Logistics Management Magazine Quest for Quality Award for the ninth straight year as well as BP Lubricants USA safe driving award for the past five consecutive years. During the past three years the Company has received fifty service awards from customers. The Company has paid cash dividends over the past thirty-four consecutive quarters, including special dividends of $196.5 million in May of 2007 and $90.7 million in October of 2010. In addition the Company has paid approximately $158 million to repurchase 11.8 million shares through stock repurchases over the past five years.

The Company ended the year of 2011 with operating revenues of $528.6 million, including fuel surcharges, net income of $69.9 million, and basic earnings per share of $0.78 on basic weighted average outstanding shares of 89.7 million compared to operating revenues of $499.5 million, including fuel surcharges, net income of $62.2 million, and basic earnings per share of $0.69 on basic weighted average shares of 90.7 million in 2010. The Company posted an 79.8% operating ratio (operating expenses as a percentage of operating revenues) for the year ended December 31, 2011 compared to 81.7% for the same period of 2010 and a 13.2% net margin (net income as a percentage of operating revenues) for 2011 compared to 12.5% in same period of 2010. The Company had total assets of $525.7 million at December 31, 2011. The Company achieved a return on assets of 13.0% and a return on equity of 19.9% over the immediate past four quarters ended December 31, 2011.

The Company’s cash flow from operations for the twelve months ended December 31, 2011 of $99.1 million was 18.7% of operating revenues compared to $98.6 million and 19.7% in 2010.  The Company used $16.9 million in net investing cash flows, mainly due to the purchases of revenue equipment net of proceeds from equipment sales, as the Company upgraded its tractor and trailer fleet during the year, and further offset by calls of auction rate securities during the year, at par. The Company used $63.5 million in financing activities mainly related to repurchases of common stock as well as dividend payments during the year ended December 31, 2011. As a result, the Company increased cash and cash equivalents $18.7 million during the year ended December 31, 2011.  The Company ended 2011 with cash, cash equivalents, and investments of $190.3 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.5%	33.6%	36.7%
Rent and purchased transportation	1.4	1.9	2.4
Fuel	30.6	25.3	22.7
Operations and maintenance	4.0	3.4	3.2
Operating taxes and license	1.7	1.7	2.0
Insurance and claims	2.5	2.5	3.6
Communications and utilities	0.6	0.6	0.8
Depreciation	10.8	12.4	12.8
Other operating expenses	2.8	2.9	2.8
Gain on disposal of property and equipment	(6.1)	(2.7)	(4.3)
	79.8%	81.7%	82.8%
Operating income	20.2%	18.3%	17.2%
Interest income	0.1%	0.3%	0.5%
Income before income taxes	20.3%	18.6%	17.7%
Income taxes	7.1	6.1	5.3
Net income	13.2%	12.5%	12.4%

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010

Operating revenue increased $29.1 million (5.8%), to $528.6 million for the year ended December 31, 2011 from $499.5 million for the year ended December 31, 2010.  The increase in revenue was mainly the result of a $32.5 million (43.2%) increase in fuel surcharge revenue from $75.3 million in 2010 to $107.8 million in 2011.  Line haul and other revenues decreased $3.4 million ((0.8)%) on a decrease in total miles, offset by an increase in freight rates per total mile. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 28.4% increase in average DOE diesel fuel prices during the year ended December 31, 2011 compared to the same period of 2010, as well as an improvement in loaded miles versus total miles comparing the two periods.

Salaries, wages, and benefits decreased $1.3 million (0.8%), to $166.7 million for the year ended December 31, 2011 from $168.0 million in the 2010 period.  The decrease was the net result of a $3.0 million decrease (2.5%) in driver wages, a $0.4 million increase (2.1%) in office and shop wages, a $1.9 million (37.4%) increase in workers' compensation and a $1.0 million decrease in health insurance (11.0%), and a $0.4 million increase in other benefits and payroll taxes.   The Company driver wage decrease was mainly due a decrease in miles driven year over year as well as a decrease in the overall company average wage rate per mile due mainly to the mix of company drivers based on operating region locations. Office and shop personnel wages increased primarily as a result of more non-driver personnel in 2011 compared to the same period of 2010.  Health insurance and workers' compensation decreased and increased, respectively, due to frequency and severity of claims.

Rent and purchased transportation decreased $1.9 million (20.4%), to $7.5 million for the year ended December 31, 2011 from $9.5 million in the comparable period of 2010.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company. During the year ended December 31, 2011, independent contractors accounted for 2% of the total fleet miles compared to approximately 3% for the same period in 2010.

Fuel increased $35.4 million (28.0%), to $161.9 million for the year ended December 31, 2011 from $126.5 million for the same period of 2010. The increase is primarily the result of increased fuel prices, $37.6 million, which was offset by a decrease in volume of $2.2 million mainly due to fewer miles driven. Fuel cost per mile, net of fuel surcharge, increased 7.1% in the 2011 period compared to the same period of 2010.  The DOE average diesel price per gallon for the year ended December 31, 2011 was

$3.85 per gallon compared to the same period of 2010 of $3.00 per gallon a 28.4% increase.   The difference in the increase in the DOE average price and the Company's fuel cost per mile, net of fuel surcharge is largely attributable to newer, more fuel efficient, revenue equipment and improvements in the Company's total average fuel economy as well as increases in fuel surcharge revenues.

Depreciation decreased $4.7 million (7.6%), to $57.2 million during the year ended December 31, 2011 from $61.9 million in the same period of 2010.  The decrease is mainly attributable to a decrease in average depreciation per tractor due to timing of tractor purchases and the Company's tractor depreciation method. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of the Company's current tractor fleet were purchased throughout 2009. Therefore each year after the initial purchase, depreciation expense is lower on a per unit basis. Tractors purchased subsequent to January 1, 2009 are being depreciated using the 150% declining balance method and accounted for approximately 89.3% of the total tractor fleet at December 31, 2010 which was increased to 100.0% during the 4th quarter of 2011. Tractors purchased prior to January 1, 2009 are depreciated using the 125% declining balance method.  The change was the result of the cost of new tractors, current tractor trade values and the expected values in the used equipment market.  The decrease in tractor depreciation due to the aging of equipment was partially offset by higher depreciation on new tractors placed in service during 2011. Tractor depreciation decreased $7.4 million to $44.1 million for the year ended December 31, 2011 from $51.5 million in the same period 2010 as a result of the above items.   There was an increase of $2.8 million in trailer depreciation in the year ended December 31, 2011 compared to 2010.  The increase in trailer depreciation was the direct result of trailers that had previously been depreciated to salvage value in a prior period being replaced by new trailers. The change in all other depreciation was not significant.

Operating and maintenance expense increased $3.9 million (22.5%), to $20.9 million during the year ended December 31, 2011from $17.1 million in the same period of 2010. Operating and maintenance costs increased mainly due to increased tire costs, $3.6 million, due to a combination of amortization of tires on newly acquired revenue equipment, amortization of replacement tires, and increased tire prices paid in 2011.

Gains on the disposal of property and equipment increased $18.8 million (141.3%), to $32.1 million during the year ended December 31, 2011 from $13.3 million in the same period of 2010.  The increase was the combined effect of increases in gains on sales of tractor equipment of $13.1 million and increased gains on trailer equipment sales of $5.7 million. The increase in gains on tractors and trailers was largely due to the Company selling approximately 57% more tractors and approximately 85% more trailer equipment during the year ended December 31, 2011 compared to the same period of 2010 due to favorable market conditions and the Company's continued fleet upgrade program. The Company intends to use strong pricing of used equipment as an opportunity to continue to upgrade its trailer fleet in 2012 but to a lessor extent than it did in 2011.

Interest income decreased $0.7 million (45.7%), to $0.8 million in the year ended December 31, 2011from $1.4 million in the 2010 period.   The decrease is mainly the result of lower average portfolio returns due to the continued historical lows of short-term interest rates. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents on average held throughout the year compared to the prior year due to calls of long-term auction rate security investments tied to longer term interest rates being converted to cash and cash equivalents upon receipt of calls of auction rate securities.

The Company’s effective tax rate was 34.8% and 33.0% for year ended December 31, 2011 and 2010, respectively.  The increase in the effective tax rate for 2011 is primarily attributable to a decrease in favorable income tax expense adjustments during the 2011 period compared to the same period of 2010 resulting from the roll off of certain state tax contingencies coupled with more taxable income during the current year compared to the same period of 2010.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 79.8% during the year ended December 31, 2011 compared with 81.7% during the year ended December 31, 2010.  Net income increased $7.7 million (12.4%), to $69.9 million for the year ended December 31, 2011 from $62.2 million during the compared 2010 period as a result of the net effects discussed above.

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

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and the compensation paid to the drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007 and January 1, 2010, and driver comfort have resulted in higher tractor prices.  The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.  During the fleet upgrade in 2009 and 2010, (tractors purchased with engines meeting January 1, 2007 EPA requirements) the Company experienced an average increase in tractor prices of 20% mostly attributed to newer engine emission requirements, when compared to tractor prices associated with the previous fleet upgrade (tractors with pre-January 2007 engines).  During 2011, the Company purchased additional tractors (tractors with engines meeting January 1, 2010 EPA requirements) and experienced an additional 8% increase in tractor prices. During 2009, there was significant pricing pressure on freight rates which eased slightly during mid-2010 when the Company began to experience increases in freight rates in certain markets. Economic conditions continued to improve throughout 2011 although the rate increases received in 2010 and 2011 have significantly lagged the increased prices paid for new revenue equipment over the same period.

In addition to inflation, fluctuations in fuel prices can affect profitability.  Most of the Company’s contracts with customers contain fuel surcharge provisions.  Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.   During 2008 average Department of Energy ("DOE") fuel prices fluctuated between $2.09 per gallon and $4.76 per gallon with significant increases in relatively short periods of time.  During 2009 and 2010 changes in DOE average fuel prices were more modest, fluctuating between $2.00 per gallon and $3.33 per gallon with increases covering a longer period of time. During 2011 DOE average fuel prices were between $3.33 per gallon and $4.12 per gallon. As a result, for the years ended December 31, 2011, 2010, and 2009, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements in 2009, was 16.1%, 15.3%, and 15.1%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sale of equipment.  Significant fluctuations in fuel prices increase our cost of operations as the Company is unable to pass through all increases in fuel prices.  The Company is not able to recover fuel surcharge on empty miles or fuel used in idling so as there are significant changes in fuel prices the Company's operating results could be adversely effected.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended 2011 with cash and cash equivalents of $139.8 million. The Company’s primary source of liquidity has historically been from operating activities which during 2011 was $99.1 million compared to $98.6 million during the same period of 2010.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $8.2 million higher during 2011 compared to 2010 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $7.7 million.  The net decrease in cash provided by operating assets and liabilities for 2011 compared to the same period of 2010 was mainly attributable to increased spending on prepaid tires and an increase in accounts receivable. Cash flow from operating activities was 18.7% of operating revenues for the year ended December 31, 2011 compared with 19.7% for the same period of 2010.

Cash flows used in investing activities was $16.9 million during 2011 compared to cash flow provided by investing activities of $68.1 million during 2010 or a decrease of $85.0 million.  The decrease of investing cash flows was mainly the result of an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $60.3 million, as the Company continued to upgrade its tractor and trailer fleets with new equipment. In addition to the increased use of cash for capital expenditures the Company experienced a reduction in net cash (investment maturities and calls less purchases) provided by investments of $23.1 million. There was a reduction of $23.1 million in cash provided by calls of tax free, auction rate student loan educational bonds ("ARS").  The Company currently anticipates net capital expenditures on revenue equipment to be approximately $25 million to $30 million for 2012 most of which relates to the Company's purchase commitment to buy additional trailers in 2012. Although the Company expects to sell trailers during 2012, as anticipated trailer purchases replace older trailers, to provide additional sources of cash flows for new trailers, there are no guaranteed commitments from third parties to buy trailers during 2012 and therefore these estimated trailer proceeds have not been used to reduce the Company's outstanding commitment.

In September of 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remained open at December 31, 2011 and has no expiration date. There were 4.2 million shares repurchased in the open market during the year ended December 31, 2011 for $56.4 million. The shares repurchased in 2011 were accounted for as treasury stock and are available to be reissued. No shares were repurchased during the year ended December 31, 2010. Approximately 2.2 million shares remained authorized for repurchase under the program as of December 31, 2011. Subsequent to December 31, 2011, the Board of Directors of the Company approved an increase in the amount of shares authorized for repurchase of approximately 2.8 million shares. As of February 10, 2012 the total shares authorized for repurchase was 5.0 million shares. The specific timing and amount of the repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration dates. The repurchase program may be suspended, modified, or discontinued at any time.

The Company paid income taxes, net of refunds, of $24.2 million in 2011 which was $16.4 million lower than income taxes paid during 2010 of $40.5 million.   The decrease is largely driven by a reduction in estimated federal income tax payments as a result of 100% bonus depreciation for tax purposes on new tractor and trailer equipment purchases during 2011. As 100% of the purchase price of new equipment was expensed in 2011 for tax purposes, there will not be any tax depreciation deduction available on these assets' over the assets estimated tax life and therefore, cash payments for income taxes are expected to be significantly higher in 2012 compared to 2011.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, existing cash, cash equivalents and investments, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At December 31, 2011, the Company had $190.3 million in cash, cash equivalents and investments, a decrease of $19.5 million from December 31, 2010 although the Company spent $109.6 million on net equipment purchases and stock repurchases during the year ended December 31, 2011.

All of the Company’s short-term and long-term investment balances at December 31, 2011 and December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of December 31, 2011, 100.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of December 31, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $144.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $38.1 million received during the year ended December 31, 2011. Accrued interest income is included in other current assets in the consolidated balance sheet and all ARS continue to pay interest in accordance with contractual terms.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant inputs and assumptions not observable to market participants. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  The fair value of these investments as of the December 31, 2011 and 2010 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of December 31, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of December 31, 2011 and December 31, 2010, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	December 31, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.68-2.92%	1.28-4.12%
Discount rate	0.48-1.14%	0.53%-1.85%
Liquidity discount rate	0.55-1.16%	0.40%-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2011 and 2010. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2011.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase Obligation (1)	$4.2	$4.2	$—	$—	$—
Obligations for unrecognized tax benefits (2)	24.1	—	—	—	24.1
	$28.3	$4.2	$—	$—	$24.1

(1)
Subsequent to December 31, 2011 the Company entered into a commitment to further execute management's plan to upgrade the Company's existing trailer fleet. Delivery of trailer equipment under the current program will be throughout 2012. Estimated gross purchase commitment is approximately $21.0 million.

(2)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties. The Company is unable to reasonably determine when these amounts will be settled.

At December 31, 2011 and December 31, 2010, the Company had a total of $16.1 million and $18.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $10.3 million and $11.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2011 and 2010, respectively.  Unrecognized tax benefits were a net decrease of $2.1 million and $2.6 million during the years ended December 31, 2011 and 2010 respectively, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $8.0 million and $9.2 million at December 31, 2011 and 2010, respectively, and is included in long-term income taxes payable per the consolidated balance sheet.  These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2011, the Company is under examinations by two state agencies and has received a notice of intent of an audit from a third state agency. The Company is also currently under an examination with the IRS regarding the Company's federal tax return for 2009. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.2 million to $1.2 million during the next twelve months mainly due to the expiration of certain statute of limitations.  As of December 31, 2011, the Company is under examinations by two state agencies and has received a notice of intent of an audit from a third state agency. The Company is also currently under an examination with the IRS regarding the Company's federal tax return for 2009. The federal statute of limitations remains open for the years 2008 and forward. Tax years 2001 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2011 the Company did not have any significant operating lease obligations, capital lease obligations or outstanding long-term debt obligations.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue and cost recognition

Revenue is recognized when freight is delivered and is estimated for loads in transit at the end of an accounting period based on the number of miles run prior to end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period.

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

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2011, 2010, 2009.

Self -insurance accruals
Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage and cargo damage claims.  These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Industry development as well as the Company's historical case results are used to determine development of individual case claims. These liabilities are undiscounted and represent management's best estimate of its ultimate obligations.

Share-based payments
Compensation expense and period recognition associated with service based restricted stock awards is based on the fair value of the awards on the date of grant and estimated forfeitures over the required service period.

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

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two years to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from third party financial advisors. The Company obtains an understanding of assumptions in models used by third party financial institutions to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that models employed by the Company's third party financial advisors are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the input factors in the Company's cash flow models as of December 31, 2011 and December 31, 2010 for the ARS investments held on those dates.

	December 31, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.68-2.92%	1.28-4.12%
Discount rate	0.48-1.14%	0.53-1.85%
Liquidity discount rate	0.55-1.16%	0.40-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2011, 2010 and 2009.

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements and the respective dates of adoption and effects on results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk changes in interest rates on our investments and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used in the past for fuel price risk management, and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

Investments

All of the Company’s short-term and long-term investment balances at December 31, 2011 and at December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of income.

Assuming the Company maintains short-term and long-term investment balances consistent with balances as of December 31, 2011, ($53.7 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.5 million.

Interest Rate Risk

The Company has no debt outstanding as of December 31, 2011 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles and tractor idle time. We use a significant amount of tires to maintain our revenue equipment. The Company is not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of KPMG LLP, the Company’s independent registered public accounting firm, consolidated financial statements of the Company and its consolidated subsidiaries, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

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

Management’s Annual Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This is a process designed by, or under the supervision of the principal executive and principal financial officers and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	maintain records that in reasonable detail accurately and fairly reflect our transactions;

•	provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements;

•	provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and

•
provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011. Based on our evaluation under the framework in Internal Control– Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this filing on page 30.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited Heartland Express, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Express, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Express, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company’s Proxy Statement for the annual shareholders’ meeting to be held on May 10, 2012 (the “Proxy Statement”).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2011, 2010, 2009, and 2008	S1

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

10.1*	Restricted Stock Agreement. Incorporated by reference to the Company’s Form 14-A filed June 13, 2011. Commission file no. 0-15087
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.
10.3*	Form of Award Notice under the 2011 Restricted Stock Award Plan. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 28, 2012	By: /s/ Michael J. Gerdin
Michael J. Gerdin
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2012
John P. Cosaert

/s/ Richard O. Jacobson	Director	February 28, 2012
Richard O. Jacobson

/s/ Benjamin J. Allen	Director	February 28, 2012
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 28, 2012
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 28, 2012
James G. Pratt

/s/ Tahira K. Hira	Director	February 28, 2012
Tahira K. Hira

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
February 28, 2012

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31 2011	December 31 2010
CURRENT ASSETS
Cash and cash equivalents	$139,770	$121,120
Short-term investments	—	8,300
Trade receivables, net	44,198	41,619
Prepaid tires	12,820	6,570
Other current assets	1,932	1,725
Income tax receivable	314	2,052
Deferred income taxes, net	14,401	12,400
Total current assets	$213,435	$193,786
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,442
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,324	6,462
Revenue equipment	355,905	333,254
	409,710	386,188
Less accumulated depreciation	161,269	165,736
Property and equipment, net	$248,441	$220,452
LONG-TERM INVESTMENTS	50,569	80,394
GOODWILL	4,815	4,815
OTHER ASSETS	8,406	6,588
	$525,666	$506,035
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,088	$10,972
Compensation and benefits	15,493	14,823
Insurance accruals	13,997	16,341
Other accruals	7,085	6,764
Total current liabilities	$45,663	$48,900
LONG-TERM LIABILITIES
Income taxes payable	$24,077	$27,313
Deferred income taxes, net	57,661	40,917
Insurance accruals less current portion	57,494	54,718
Total long-term liabilities	$139,232	$122,948
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued, 90,689 in 2011 and 2010, outstanding, 86,475 and 90,689 in 2011 and 2010, respectively	907	907
Additional paid-in capital	589	439
Retained earnings	398,706	335,922
Treasury stock, at cost; 4,214 shares in 2011	(56,350)	—
Accumulated other comprehensive loss	(3,081)	(3,081)
	$340,771	$334,187
	$525,666	$506,035
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	2011	2010	2009

OPERATING REVENUE	$528,623	$499,516	$459,539

OPERATING EXPENSES
Salaries, wages and benefits	$166,717	$167,980	$168,716
Rent and purchased transportation	7,527	9,460	11,138
Fuel	161,915	126,477	104,246
Operations and maintenance	20,938	17,086	14,913
Operating taxes and licenses	9,225	8,480	9,286
Insurance and claims	13,142	12,526	16,629
Communications and utilities	2,957	3,187	3,655
Depreciation	57,226	61,949	58,730
Other operating expenses	14,552	14,239	12,970
Gain on disposal of property and equipment	(32,133)	(13,317)	(19,708)
	422,066	408,067	380,575

Operating income	106,557	91,449	78,964

Interest income	773	1,424	2,338

Income before income taxes	107,330	92,873	81,302

Federal and state income taxes	37,398	30,657	24,353

Net income	$69,932	$62,216	$56,949

Earnings per share
Basic	$0.78	$0.69	$0.62
Diluted	$0.78	$0.69	$0.62

Weighted average shares outstanding
Basic	89,656	90,689	91,131
Diluted	89,673	90,689	91,131

Dividends declared per share	$0.08	$1.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2009	$942	$439	$367,281	$—	$(8,623)	$360,039
Comprehensive income:
Net income	—	—	56,949	—	—	56,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	3,297	3,297
Total comprehensive income						60,246
Dividends on common stock, $0.08 per share	—	—	(7,255)	—	—	(7,255)
Repurchases of common stock	(35)	—	(45,325)	—	—	(45,360)
Balance, December 31, 2009	907	439	371,650	—	(5,326)	367,670
Comprehensive income:
Net income	—	—	62,216	—	—	62,216
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	2,245	2,245
Total comprehensive income						64,461
Dividends on common stock, $1.08 per share	—	—	(97,944)	—	—	(97,944)
Balance, December 31, 2010	907	439	335,922	—	(3,081)	334,187
Comprehensive income:
Net income	—	—	69,932	—	—	69,932
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—
Total comprehensive income						69,932
Dividends on common stock, $0.08 per share	—	—	(7,148)	—	—	(7,148)
Repurchases of common stock	—	—	—	(56,350)	—	(56,350)
Stock-based compensation	—	150	—	—	—	150
Balance, December 31, 2011	$907	$589	$398,706	$(56,350)	$(3,081)	$340,771

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$69,932	$62,216	$56,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,876	61,949	58,730
Deferred income taxes	14,743	(8,440)	14,637
Amortization of stock-based compensation	150	—	—
Gain on disposal of property and equipment	(32,133)	(13,317)	(19,708)
Changes in certain working capital items:
Trade receivables	(2,579)	(4,258)	(558)
Prepaid expenses and other current assets	(6,459)	252	671
Accounts payable, accrued liabilities, and accrued expenses	(952)	1,609	(567)
Accrued income taxes	(1,498)	(1,404)	(9,051)
Net cash provided by operating activities	99,080	98,607	101,103
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	73,018	21,649	11
Purchases of property and equipment, net of trades	(126,257)	(14,551)	(79,123)
Maturity and calls of investments	38,125	79,225	27,000
Purchases of investments	—	(18,000)	(350)
Change in other assets	(1,818)	(217)	(311)
Net cash (used in) provided by investing activities	(16,932)	68,106	(52,773)
FINANCING ACTIVITIES
Cash dividends	(7,148)	(97,944)	(7,270)
Repurchases of common stock	(56,350)	—	(45,360)
Net cash used in financing activities	(63,498)	(97,944)	(52,630)
Net increase (decrease) in cash and cash equivalents	18,650	68,769	(4,300)
CASH AND CASH EQUIVALENTS
Beginning of period	121,120	52,351	56,651
End of period	$139,770	$121,120	$52,351
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$24,152	$40,502	18,767
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$14,604	60,645
Purchased property and equipment in accounts payable	$1,683	$1,190	178

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities.  The Company provides nationwide transportation service to major shippers, using late-model equipment and a combined fleet of company-owned and independent contractor tractors. The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  In addition to the primary traffic lanes the Company also has a terminal located in Phoenix, Arizona which services markets located in the Western States.

Principles of Consolidation

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

Segment Information

The Company has eleven regional operating divisions, in addition to operations at the Company's corporate headquarters; however, it has determined that it has one reportable segment. The operating divisions are operated out of our ten office locations including our corporate headquarters. All of the divisions are managed based on similar economic characteristics. Each of the regional operating divisions provides short-to-medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information. Accordingly, the Company has not presented separate segment financial information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $8.4 million at December 31, 2011 and $6.6 million at December 31, 2010 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.  The Company has classified its investment in auction rate securities as available-for-sale totaling $50.6 million and $88.7 million at December 31, 2011 and 2010, respectively.  Available-for-sale securities, comprised entirely of auction rate securities, are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders’ equity.  Realized gains and losses are determined on the basis of the specific securities sold.  Investments are reviewed quarterly for other-than-temporary impairments. Municipal bonds of $1.3 million at December 31, 2011 and 2010 are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on available-for-sale and held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned. See Note 3 for further discussion of fair value measurements of investments.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   The Company uses a percentage of aged receivable method and its write off history in estimating the allowance for bad debts.  The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis.  The Company is aggressive in its collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include; customers filing bankruptcy and the exhaustion of all practical collection efforts.  The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $0.8 million at December 31, 2011 and 2010.

Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheet and amortized over two years.  Depreciation expense of $0.7 million for the year ended December 31, 2011 has been included in communication and utilities in the consolidated statements of income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors acquired subsequent to January 1, 2009, at 150% declining balance. At the beginning of 2009 0% of the Company's tractor fleet was depreciated under the 150% declining balance method. At December 31, 2009, 2010, and 2011 this percentage was 54%, 68% and 100%, respectively. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Furniture and fixtures	3-5
Shop & service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2011, 2010, 2009.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of income. Advertising expense was $1.2 million, $0.7 million, and $0.3 million for the years ended December 31, 2011, 2010, and 2009.

Goodwill

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of the end of September each year and no other indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2011, 2010, and 2009.

Self –Insurance Accruals

Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends. Insurance accruals are not discounted. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of income.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of income.  Health insurance accruals of $3.5 million and $3.4 million are included in other accruals in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Revenue and Expense Recognition

Revenue is recognized when freight is delivered and is estimated for loads in transit at the end of an accounting period based on the number of miles run prior to end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Fuel surcharge revenue charged to customers is earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of income. Fuel surcharge revenues were $107.8 million, $75.3 million, and $53.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period.

Stock-based compensation

The Company has a stock-based compensation plan that provides for the grants of restricted stock awards to employees of the Company. The Company accounts for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statement of income. Compensation expense of $4.8 million is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards.

Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2010 and 2009 the Company did not have any common stock equivalents; therefore, diluted earnings per share were equal to basic earnings per share for those periods. During the year ended December 31, 2011 the Company granted shares of common stock to certain employees of the Company under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS") for 2011 is as follows (in thousands, except per share data):

	2011
	Net Income (numerator) (in thousands)	Shares (denominator) (in thousands)	Per Share Amount
Basic EPS	$69,932	89,656	$0.78
Effect of restricted stock	—	17
Diluted EPS	$69,932	89,673	$0.78

Income Taxes

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2011, 2010, and 2009, comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities.

Accounting Pronouncements

In May 2011 the Financial Accounting Standards Board ("FASB") issued new accounting guidance which relates to how to measure fair value and on what disclosures to provide about fair value measurements as a result of joint efforts by the FASB and International Accounting Standards Board ("IASB") to develop a single, converged fair value framework. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this new accounting guidance on its current fair value measurements and disclosures.

In June 2011, the FASB issued new accounting guidance which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance does not change the items that must be reported in other comprehensive income. The revised guidance will require the Company to modify the current presentation of comprehensive income as part of the consolidated statement of stockholders' equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of 2012.

Note 2.  Concentrations of Credit Risk and Major Customers

The Company’s major customers represent the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  The Company’s five largest customers accounted for 38%, 38%, and 40% of total gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's five largest customers accounted for 32% and 34% of gross accounts receivable as of December 31, 2011 and 2010, respectively.

Operating revenue from one customer exceeded 10% of total gross revenues in 2011 and 2010. Two customers exceeded 10% in 2009.  Annual revenues for these customers were $69.3 million, $62.9 million, and $109.9 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 3.  Investments and Fair Value Measurements

All of the Company’s short-term and long-term investment balances at December 31, 2011 and December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of December 31, 2011, 100% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent)

ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity, are carried at amortized cost and are included in other assets per the consolidated balance sheet. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at December 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	( in thousands)
December 31, 2011
Current:
Auction rate student loan educational bonds	$—	$—	$—	$—
	$—	$—	$—	$—
Long-term:
Auction rate student loan educational bonds	$53,650	$—	$3,081	$50,569
	$53,650	$—	$3,081	$50,569
	$53,650	$—	$3,081	$50,569

December 31, 2010
Current:
Auction rate student loan educational bonds	$8,300	$—	$—	8,300
	$8,300	—	$—	$8,300
Long-term:
Auction rate student loan educational bonds	$83,475	$—	$3,081	$80,394
	$83,475	—	$3,081	$80,394
	$91,775	—	$3,081	$88,694

The contractual maturities and announced calls of available-for-sale securities at December 31, 2011 are detailed in the table below. The table is prepared based on information known to management as of December 31, 2011. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	50,569	53,650
	$50,569	$53,650
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

As of December 31, 2011, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $144.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $38.1 million and $61.2 million, received in the years ended December 31, 2011 and 2010 respectively. Accrued interest income is included in other current assets in the consolidated balance sheet.

Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through December 31, 2011, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of December 31, 2011 and December 31, 2010 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS.  The fair value of these investments as of the December 31, 2011 and December 31, 2010 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of December 31, 2011 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2010. Inputs used in Company models of all securities held as of December 31, 2011 and December 31, 2010, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	December 31, 2011	December 31, 2010
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.68-2.92%	1.28-4.12%
Discount rate	0.48-1.14%	0.53-1.85%
Liquidity discount rate	0.55-1.16%	0.40-0.80%
The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the years ended December 31, 2011 and 2010. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $144.8 million as the result of calls by issuers which includes $38.1 million in calls received during the year ended December 31, 2011.   The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of December 31, 2011, is in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

•
As trusts are no longer recycling underlying loan repayment money for new loans, excess funds are being used to pay down debt of the trust therefore potentially resulting in partial calls of securities held by the Company prior to contractual maturities.

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

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should fair value continue to remain below cost or decrease significantly from current levels due to credit related issues, the Company may be required to record an other than temporary impairment of these investments, through a charge in the consolidated statement of income although the factors currently do not warrant such a charge.

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2011 and 2010.

	Available-for-sale debt securities
	(in thousands)
	2011	2010
Balance, January 1	$88,694	$147,419
Settlements	(38,125)	(61,225)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	—	2,500
Balance, December 31,	$50,569	$88,694
Note 4.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$288	$282
Accrued expenses	6,513	6,456
Insurance accruals	27,677	27,514
Unrealized loss on available-for-sale investments	1,078	1,078
Indirect tax benefits of unrecognized tax benefits	5,767	6,413
Other	1,276	561
Total gross deferred tax assets	42,599	42,304
Less valuation allowance	(1,078)	(1,078)
Net deferred tax assets	41,521	41,226
Deferred income tax liabilities:
Property and equipment	(82,897)	(68,109)
Goodwill	(1,195)	(984)
Prepaid expenses	(689)	(650)
	(84,781)	(69,743)
Net deferred tax liability	$(43,260)	$(28,517)
The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2011 and 2010 as follows:

	2011	2010
	(in thousands)
Current assets, net	$14,401	$12,400
Noncurrent liabilities, net	(57,661)	(40,917)
	$(43,260)	$(28,517)

The Company had recorded a valuation allowance of $1.1 million at December 31, 2011 and December 31, 2010 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of income for the years December 31, 2011, 2010 and 2009.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2011	2010	2009
	(in thousands)
Current income taxes:
Federal	$20,460	$40,165	$14,369
State	2,195	(1,068)	(4,653)
	22,655	39,097	9,716
Deferred income taxes:
Federal	16,587	(7,804)	14,321
State	(1,844)	(636)	316
	14,743	(8,440)	14,637
Total	$37,398	$30,657	$24,353

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2011	2010	2009
	(in thousands)
Federal tax at statutory rate (35%)	$37,565	$32,506	$28,456
State taxes, net of federal benefit	981	(213)	(1,665)
Non-taxable interest income	(104)	(243)	(571)
Uncertain income tax penalties and interest, net	(1,159)	(1,377)	(1,776)
Other	115	(16)	(91)
	$37,398	$30,657	$24,353

At December 31, 2011 and December 31, 2010, the Company had a total of $16.1 million and $18.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $10.3 million and $11.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2011 and December 31, 2010.  Unrecognized tax benefits were a net decrease of $2.1 million and $2.6 million during the years ended December 31, 2011 and 2010, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $8.0 million and $9.2 million at December 31, 2011 and December 31, 2010 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the years ended December 31, 2011, 2010 and 2009 was a benefit of approximately $1.2 million, $1.4 million, and $1.7 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable. Income tax expense was reduced during the years ended December 31, 2011, 2010 and 2009 due to reversals of interest and penalties due to lapse of applicable statute of limitations net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2010	$18,140
Additions based on tax positions related to current year	1,200
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(3,278)
Settlements	—
Balance at December 31, 2011	$16,062

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of December 31, 2011, the Company is under examinations by two state agencies and has received a notice of intent of an audit from a third state agency. The Company is also currently under an examination with the IRS regarding the Company's federal tax return for 2009. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.2 million to $1.2 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2008 and forward. Tax years 2001 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 5.  Accident and Workers’ Compensation Insurance Liabilities

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

The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim. Liabilities in excess of this amount are covered by insurance.  The State of Iowa initially required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31,

2011 total deposits in this account were $1.3 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other assets on the consolidated balance sheet.  In addition, the Company has provided its insurance carriers with letters of credit totaling approximately $3.1 million in connection with its liability and workers’ compensation insurance arrangements.  There were no outstanding balances due on the letters of credit at December 31, 2011 or 2010.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2011 and 2010.

Note 6. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  The authorization remains open at December 31, 2011 and has no expiration date. There were 4.2 million shares repurchased in the open market during the year ended December 31, 2011 for a total of $56.4 million. There were no shares repurchased during 2010 and there were 3.5 million shares repurchased for $45.4 million in 2009. Share repurchased during 2011 were accounted for as treasury stock and are available to be reissued. Shares purchased under the program prior to 2011 were retired. The repurchase program may be suspended or discontinued at any time without prior notice.  Approximately 2.2 million shares remain authorized for repurchase under the program as of December 31, 2011.

During the years ended December 31, 2011, 2010 and 2009 the Company’s Board of Directors declared a regular quarterly dividends totaling $7.1 million, $7.3 million, and $7.3 million.  The Company paid a special dividend of $90.7 million during the third quarter of 2010. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 7. Stock-Based Compensation

On July 11, 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). In accordance with and subject to the provisions of the Plan, the Committee has the authority to determine all provisions of awards of restricted stock, including, without limitation, the employees of the Company who will receive awards, the number of shares awarded to individual employees, the time or times when awards will be granted, restrictions and other conditions (including, for example, the lapse of time) to which the vesting of awards may be subject, and other terms and conditions and form of agreement to be entered into by the Company and employees subject to awards of restricted stock. The Committee may allocate all or any portion of its responsibilities and powers under the Plan to any one or more of its members, the Chief Executive Officer, or other senior members of management as the Committee deems appropriate. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of stockholders of the Company.

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees. These shares are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1 through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of income. Compensation expense associated with restricted stock awards was $0.2 million for the year ended December 31, 2011 and unrecognized compensation expense was $4.6 million at December 31, 2011. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years.

The following table summarizes the Company's restricted stock award activity for the year ended December 31, 2011. There were no restricted stock awards granted or outstanding during the years ended December 31, 2010 and 2009.

	2011
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	351	$13.57
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of year	351	$13.57

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees.  Company profit sharing contributions totaled approximately $0.8 million, $0.7 million, and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractor equipment, and amounts due on equipment received, but not paid for, at December 31, 2011, was $4.2 million.

Note 10. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2011
Operating revenue	$127,692	$137,192	$132,529	$131,210
Operating income	21,873	32,687	25,132	26,865
Income before income taxes	22,110	32,895	25,306	27,019
Net income	14,879	22,532	15,399	17,122
Basic earnings per share	0.16	0.25	0.17	0.20

Year ended December 31, 2010
Operating revenue	$115,617	$127,411	$127,245	$129,243
Operating income	15,831	22,033	29,061	24,524
Income before income taxes	16,234	22,449	29,408	24,782
Net income	11,887	16,653	18,297	15,379
Basic earnings per share	0.13	0.18	0.20	0.17

Note 11.  Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2011 through the filing date of this Annual Report on Form 10-K for disclosure. Subsequent to December 31, 2011 the Company entered into a commitment to further execute management's plan to upgrade the Company's existing trailer fleet. Delivery of trailer equipment under the current program will be throughout 2012. Although the Company expects to continue to sell trailers during 2012 to provide additional sources of cash flows for new trailers, there were no guaranteed commitments from third parties as of December 31, 2011 to buy trailers. Therefore, expected sale proceeds for trailer sales are not reflected as a reduction of the outstanding purchase commitment. The estimated amount of this commitment is $21.0 million.

Subsequent to December 31, 2011 the Board of Directors of the Company approved an increase of approximately 2.8 million shares in the amount of shares authorized for repurchase. As of February 10, 2012 the total shares authorized for repurchase is 5.0 million shares. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$775	$83	$—	$67	$791
Year ended December 31, 2010	775	3	—	3	775
Year ended December 31, 2009	775	129	—	129	775
Year ended December 31, 2008	775	192	—	192	775

S1