Form 10-Q
period 2012-03-31
HEARTLAND EXPRESS INC
filed 2012-05-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2012
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

At May 9, 2012, there were 86,466,085 shares of the Company's $.01 par value common stock outstanding.

1

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

2

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	March 31 2012	December 31 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$172,312	$139,770
Trade receivables, net	50,119	44,198
Prepaid tires	11,931	12,820
Other current assets	3,631	1,932
Income tax receivable	—	314
Deferred income taxes, net	15,211	14,401
Total current assets	$253,204	$213,435
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,451
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,324	7,324
Revenue equipment	348,223	355,905
	402,028	409,710
Less accumulated depreciation	168,381	161,269
Property and equipment, net	$233,647	$248,441
LONG-TERM INVESTMENTS	50,544	50,569
GOODWILL	4,815	4,815
OTHER ASSETS	8,457	8,406
	$550,667	$525,666
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,297	$9,088
Compensation and benefits	16,312	15,493
Insurance accruals	13,751	13,997
Income taxes payable	10,491	—
Other accruals	8,028	7,085
Total current liabilities	$59,879	$45,663
LONG-TERM LIABILITIES
Income taxes payable	$22,395	$24,077
Deferred income taxes, net	55,417	57,661
Insurance accruals less current portion	56,451	57,494
Total long-term liabilities	$134,263	$139,232
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued, 90,689 in 2012 and 2011, outstanding, 86,475 in 2012 and 2011	907	907
Additional paid-in capital	1,491	589
Retained earnings	413,558	398,706
Treasury stock, at cost; 4,214 shares in 2012 and 2011	(56,350)	(56,350)
Accumulated other comprehensive loss	(3,081)	(3,081)
	$356,525	$340,771
	$550,667	$525,666
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2012	2011

OPERATING REVENUE	$134,833	$127,692

OPERATING EXPENSES
Salaries, wages and benefits	$41,996	$42,201
Rent and purchased transportation	1,662	1,937
Fuel	42,705	39,147
Operations and maintenance	5,652	5,097
Operating taxes and licenses	2,075	2,307
Insurance and claims	2,514	2,494
Communications and utilities	747	644
Depreciation	13,939	12,378
Other operating expenses	3,979	3,482
Gain on disposal of property and equipment	(4,214)	(3,868)
	111,055	105,819

Operating income	23,778	21,873

Interest income	142	237

Income before income taxes	23,920	22,110

Federal and state income taxes	7,332	7,231

Net income	$16,588	$14,879
Other comprehensive income	—	—
Comprehensive income	$16,588	$14,879

Net income per share
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

Weighted average shares outstanding
Basic	86,475	90,689
Diluted	86,826	90,689

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2011	$907	$589	$398,706	$(56,350)	$(3,081)	$340,771
Comprehensive income:
Net income	—	—	16,588	—	—	16,588
Other comprehensive income	—	—	—	—	—	—
Dividends on common stock, $0.02 per share	—	—	(1,736)	—	—	(1,736)
Stock-based compensation	—	902	—	—	—	902
Balance, March 31, 2012	$907	$1,491	$413,558	$(56,350)	$(3,081)	$356,525

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$16,588	$14,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,105	12,531
Deferred income taxes	(3,054)	3,541
Amortization of stock-based compensation	902	—
Gain on disposal of property and equipment	(4,214)	(3,868)
Changes in certain working capital items:
Trade receivables	(5,921)	(4,991)
Prepaid expenses and other current assets	(1,445)	(7,229)
Accounts payable, accrued liabilities, and accrued expenses	2,278	5,934
Accrued income taxes	9,123	3,145
Net cash provided by operating activities	28,362	23,942
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,186	8,667
Purchases of property and equipment	(3,980)	(23,430)
Maturity and calls of investments	25	15,425
Change in other assets	(51)	8
Net cash provided by investing activities	4,180	670
FINANCING ACTIVITIES
Net cash used in financing activities	—	—
Net increase in cash and cash equivalents	32,542	24,612
CASH AND CASH EQUIVALENTS
Beginning of period	139,770	121,120
End of period	$172,312	$145,732
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$1,264	$545
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$986	$3,358
Common stock dividends declared in accounts payable	$1,736	$1,814

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2012. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2012 other than detailed in the Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. The guidance was effective for the Company on January 1, 2012. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The Company adopted this guidance on January 1, 2012. During the three months ended March 31, 2012 and 2011 there were no amounts recorded directly in stockholders' equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for the reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the third quarter of each year. The adoption of this updated authoritative guidance is not expected to have an impact on the consolidated financial statements.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2012.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $8.5 million at March 31, 2012 and $8.4 million at December 31, 2011 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s short-term and long-term investment balances at March 31, 2012 and December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of March 31, 2012, 100% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity, are carried at amortized cost and are included in other assets per the consolidated balance sheet and were $1.3 million at March 31, 2012 and December 31, 2011. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
( in thousands)
March 31, 2012
Long-term:
Auction rate student loan educational bonds	$53,625	$—	$3,081	$50,544

December 31, 2011
Long-term:
Auction rate student loan educational bonds	$53,650	$—	$3,081	$50,569

The contractual maturities and announced calls of available-for-sale securities at March 31, 2012 are detailed in the table below. The table is prepared based on information known to management as of March 31, 2012. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	50,544	53,625
	$50,544	$53,625
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

As of March 31, 2012, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $144.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  Amounts received during the first quarter of 2012 were not material. Accrued interest income is included in other current assets in the consolidated balance sheet.

Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2012, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  Estimated fair value of all auction rate security investments as of March 31, 2012 and December 31, 2011 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS.  The fair value of these investments as of the March 31, 2012 and December 31, 2011 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of March 31, 2012 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2011. Inputs used in Company models of all securities held as of March 31, 2012 and December 31, 2011, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	March 31, 2012	December 31, 2011
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.55-2.93%	0.68-2.92%
Discount rate	0.38-1.21%	0.48-1.14%
Liquidity discount rate	0.35-1.01%	0.55-1.16%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive income.  There were not any realized gains or losses related to these investments for the three month periods ended March 31, 2012 and 2011. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The Company has evaluated the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $144.8 million as the result of calls by issuers.   The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of March 31, 2012, is in senior positions of AAA (or equivalent) rated securities that are backed by the U.S. government.

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

•
The Company is aware of recent transactions taking place in secondary markets as well as tender offers for ARS at sub par pricing. At this time, the Company does not intend to tender any holdings at sub par pricing. As ARS debt holders tender ARS debt back to trusts at sub par pricing, the overall equity of the trusts is strengthened.

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

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011.

	Available-for-sale debt securities
	(in thousands)
	2012	2011
Balance, January 1	$50,569	$88,694
Settlements	(25)	(15,425)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	—	—
Balance, March 31,	$50,544	$73,269

Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheet and amortized over two years.  Depreciation expense of $0.2 million for the three months ended March 31, 2012 and 2011 has been included in communication and utilities in the consolidated statements of income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors acquired subsequent to January 1, 2009, at 150% declining balance. At March 31, 2012 and March 31, 2011 100% and 72.7%, respectively of the Company's tractor fleet was depreciated based on the 150% declining balance method. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2011 the Company did not have any common stock equivalents; therefore, diluted earnings per share were equal to basic earnings per share for those periods. During the three months ended March 31, 2012 the Company had grants of shares of common stock to certain employees of the Company under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2012 is as follows (in thousands, except per share data):

	2012
	Net Income (numerator) (in thousands)	Shares (denominator) (in thousands)	Per Share Amount
Basic EPS	$16,588	86,475	$0.19
Effect of restricted stock	—	351
Diluted EPS	$16,588	86,826	$0.19

Note 8. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.   As of December 31, 2011 there were approximately 2.2 million shares remaining authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares. There were no shares repurchased during the three months ended March 31, 2012. As of March 31, 2012 the total shares authorized for repurchase is 5.0 million shares and does not have an expiration date. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time.

During the three months ended March 31, 2012 and 2011, the Company’s Board of Directors declared regular quarterly dividends totaling $1.7 million and $1.8 million.  The dividends were paid subsequent to the quarter end for both respective periods. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9. Stock-Based Compensation

The Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees. These shares are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1 through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of income. Compensation expense associated with restricted stock awards was $0.9 million for the three months ended March 31, 2012 and unrecognized compensation expense was $3.7 million at March 31, 2012. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following table summarizes the Company's restricted stock award activity for the three months ended March 31, 2012. There were no restricted stock awards granted or outstanding during the three months ended March 31, 2011.

	2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351	$13.57
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of period	351	$13.57

Note 10.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $1.1 million at March 31, 2012 and December 31, 2011 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the three months ended March 31, 2012 and 2011.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At March 31, 2012 and December 31, 2011, the Company had a total of $15.2 million and $16.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $9.8 million and $10.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2012 and December 31, 2011.  Unrecognized tax benefits were a net decrease of $0.9 million and $1.1 million during the three months ended March 31, 2012 and 2011, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $7.2 million and $9.2 million at March 31, 2012 and December 31, 2011 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three months ended March 31, 2012 and 2011 was a benefit of approximately $0.8 million and $0.7 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable. Income tax expense was reduced during the three month periods ended March 31, 2012 and 2011 due to reversals of interest and penalties due to lapse of applicable statute of limitations net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2011	$16,062
Additions based on tax positions related to current year	288
Additions for tax positions of prior years	390
Reductions for tax positions of prior years	(38)
Reductions due to lapse of applicable statute of limitations	(1,496)
Settlements	—
Balance at March 31, 2012	$15,206

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of March 31, 2012, the Company is under examinations by three state agencies and has received a notice of intent of an audit from a fourth state agency. The Company is also currently under an examination with the IRS regarding the Company's federal tax return for 2009. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.7 million to $1.7 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2009 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for trailer equipment and amounts due on equipment received, but not paid for, at March 31, 2012, was $21.9 million.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q for disclosure. Subsequent to March 31, 2012 the Company repurchased 8,265 shares of common stock for $0.1 million.

On May 2, 2012 the Company sold $15.6 million in ARS at par plus accrued interest.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 73.9% and 72.2% of the operating revenues for the three months ended March 31, 2012 and 2011, respectively.  The Company takes pride in the quality of the service that it provides to its customers.  The Company believes the keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.  During 2010, industry capacity began to tighten and demand for freight services generally increased throughout 2011 and into 2012 although current freight volumes are still below volumes experienced prior to the recent recession. The Company has experienced increasing difficulties attracting and retaining qualified drivers. Competition for drivers escalated during 2011 and continues to be competitive among carriers due mainly to general improvements in the demand for freight services.

Fuel prices continue to challenge the industry. Fuel expense has historically been the second highest cost to the Company. During the three months ended March 31, 2012 the combination of increases in fuel price and volume caused fuel expense to become the largest cost item on the Company's consolidated statement of income. The last time fuel expense was the largest cost item on the Company's consolidated statement of income was during 2008 when average diesel prices reached $4.76 per gallon. Although the Company maintains fuel surcharge agreements with customers, the Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. The Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives included strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, trailer skirting, and increased fuel economy through the purchase of newer more fuel efficient tractors.  These initiatives continued to prove beneficial during the first three months of 2012. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices increased 9.1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company's net fuel cost per mile (fuel expense less fuel surcharge revenue not passed on to owner operators over company driver miles) decreased 3.7%. Average diesel fuel prices during April 2012 have been approximately 3.3% higher than average fuel prices during the first quarter of 2012. At March 31, 2012, 100% of the Company's tractor fleet is equipped with idle management controls. At March 31, 2012, the Company’s tractor fleet had an average age of 1.9 years which is slightly higher than an average age of 1.85 at March 31, 2011. The Company will continue to upgrade its trailer fleet during 2012 taking advantage of a robust used trailer market. At March 31, 2012, the Company's trailer fleet had an average age of 4.1 years compared to 5.7 as of March 31, 2011 and is expected to improve throughout 2012 based on the Company's commitment to replace certain older trailers with new trailers throughout 2012.

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

The Company ended the first quarter of 2012 with operating revenues of $134.8 million, including fuel surcharges, net income of $16.6 million, and basic earnings per share of $0.19 on basic weighted average outstanding shares of 86.5 million compared to operating revenues of $127.7 million, including fuel surcharges, net income of $14.9 million, and basic earnings per share of $0.16 on basic weighted average shares of 90.7 million in the first quarter of 2011. The Company posted an 82.4% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2012 compared to 82.9% for the same period of 2011 and a 12.3% net margin (net income as a percentage of operating revenues) for the three months ended March 31, 2012 compared to 11.7% in same period of 2011. The Company had total assets of $550.7 million at March 31, 2012. The Company achieved a return on assets of 13.2% and a return on equity of 20.2% over the immediate past four quarters ended March 31, 2012.

The Company’s cash flow from operations for the three months ended March 31, 2012 of $28.4 million was 21.0% of operating revenues compared to $23.9 million and 18.7% in the first quarter of 2011.  The Company received $4.2 million in net investing cash flows, mainly due to the timing of revenue equipment sale proceeds and cash used for the acquisition of new revenue equipment. As a result, the Company increased cash and cash equivalents $32.5 million during the year ended March 31, 2012.  The Company ended the first quarter of 2012 with cash, cash equivalents, and investments of $222.9 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.1%	33.0%
Rent and purchased transportation	1.2	1.5
Fuel	31.7	30.7
Operations and maintenance	4.2	4.0
Operating taxes and license	1.5	1.8
Insurance and claims	1.9	2.0
Communications and utilities	0.6	0.5
Depreciation	10.3	9.7
Other operating expenses	3.0	2.7
Gain on disposal of property and equipment	(3.1)	(3.0)
	82.4%	82.9%
Operating income	17.6%	17.1%
Interest income	0.1%	0.2%
Income before income taxes	17.7%	17.3%
Income taxes	5.4	5.7
Net income	12.3%	11.7%

Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011

Operating revenue increased $7.1 million (5.6%), to $134.8 million for the three months ended March 31, 2012 from $127.7 million for the three months ended March 31, 2011.  The increase in revenue was mainly the result of a $3.9 million (15.9%) increase in fuel surcharge revenue from $24.2 million in 2011 to $28.0 million in 2012.  Line haul and other revenues increased $3.3 million (3.2%) on an increase in total miles and an increase in freight rates per total mile. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 9.1% increase in average DOE diesel fuel prices during the three months ended March 31, 2012 compared to the same period of 2011, as well as an improvement in loaded miles.

Salaries, wages, and benefits decreased $0.2 million (0.5%), to $42.0 million for the three months ended March 31, 2012 from $42.2 million in the same 2011 period.  The decrease was the net result of a $0.9 million decrease (27.6%) in workers' compensation and health insurance and a decrease of $0.1 million (3.5%) of payroll tax expense, offset by increases in driver wages of $0.3 (1.0%) and an increase in stock-based compensation of $0.9 million. The Company driver wage increase was mainly due an increase in miles driven quarter over quarter. Health insurance and workers' compensation decreased due to a decrease in the frequency and severity of claims. Stock-based compensation increased as a result of the amortization of restricted stock awards granted in December 2011. There were no outstanding restricted stock awards during the first quarter of 2011.

Rent and purchased transportation decreased $0.3 million (14.2%), to $1.7 million for the three months ended March 31, 2012 from $1.9 million in the comparable period of 2011.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company comparing the two periods. During the three months ended March 31, 2012 and 2011 independent contractors accounted for 2% of the total fleet miles.

Fuel increased $3.6 million (9.1%), to $42.7 million for the three months ended March 31, 2012 from $39.1 million for the same period of 2011. The increase is primarily the result of increased fuel prices, $2.9 million as well as an increase in volume of $0.7 million mainly due to more miles driven. Fuel cost per mile, net of fuel surcharge, decreased 3.7% in the 2012 period compared to the same period of 2011.  The DOE average diesel price per gallon for the three months ended March 31, 2012 was $3.99 per gallon compared to the same period of 2011 of $3.66 per gallon a 9.1% increase.   The Company had an increase in miles driven period over period which contributed to more fuel volume, although the increase in fuel cost was the same increase in the average price of fuel. This was largely attributable to newer, more fuel efficient, revenue equipment and improvements in the Company's total average fuel economy as well as increases in fuel surcharge revenues.

Depreciation increased $1.6 million (12.6%), to $13.9 million during the the three months ended March 31, 2012 from $12.4 million in the same period of 2011.  The increase is mainly attributable to an increase in average depreciation per tractor due to timing of tractor purchases and the Company's tractor depreciation method. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  Based on tractor purchases and timing of fleet upgrade activity in 2011, the average tractor depreciation per unit increased 7.6% comparing the two periods. Tractor depreciation increased $0.6 million to $10.3 million for the three months ended March 31, 2012 from $9.7 million in the same period of 2011.   There was an increase of $1.1 million in trailer depreciation in the three months ended March 31, 2012 compared to 2011.  The increase in trailer depreciation was the direct result of trailers that had previously been depreciated to salvage value in a prior period being replaced by new trailers. The change in all other depreciation was not significant.

Operating and maintenance expense increased $0.6 million (10.9%), to $5.7 million during the three months ended March 31, 2012 from $5.1 million in the same period of 2011. Operating and maintenance costs decreased $0.8 million mainly due to decreases in tractor and trailer parts and maintenance costs due to newer equipment placed in service which was offset by increased tire costs, $1.2 million, due to a combination of amortization of tires on newly acquired revenue equipment, amortization of replacement tires, and increased tire prices.

Gains on the disposal of property and equipment increased $0.3 million (8.9%), to $4.2 million during the three months ended March 31, 2012 from $3.9 million in the same period of 2011.  The increase was the combined effect of increases in gains on sales of tractor equipment of $1.9 million and decreased gains on trailer equipment sales of $1.6 million. The increase in gains on tractors and trailers was largely due to the Company selling approximately 32% less tractors but at an increased price per tractor and approximately 45% less trailer equipment during the three months ended March 31, 2012 compared to the same period of 2011. The Company intends to use strong pricing of used equipment as an opportunity to continue to upgrade its trailer fleet in 2012 but to a lessor extent than it did in 2011.

Interest income decreased $0.1 million (40.1%), to $0.1 million in the three months ended March 31, 2012 from $0.2 million in the 2011 period.   The decrease is mainly the result of lower average portfolio returns due to the continued historical lows of short-term interest rates. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents on average held throughout the period compared to the prior year period due to calls of long-term auction rate security investments tied to longer term interest rates being converted to cash and cash equivalents upon receipt of calls of auction rate securities.

The Company’s effective tax rate was 30.7% and 32.7% for three months ended March 31, 2012 and 2011, respectively.  The decrease in the effective tax rate for 2012 is primarily attributable to a net increase in favorable income tax expense adjustments during the 2012 period compared to the same period of 2011 resulting from the roll off of certain state tax contingencies and provision to return adjustments coupled with more taxable income during the current period compared to the same period of 2011.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.4% during the three months ended March 31, 2012 compared with 82.9% during the three months ended March 31, 2011.  Net income increased $1.7 million (11.5%), to $16.6 million for the three months ended March 31, 2012 from $14.9 million during the compared 2011 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended the first quarter of 2012 with cash and cash equivalents of $172.3 million, a $32.5 million increase since December 31, 2011. The Company’s primary source of liquidity has historically been from operating activities which during the first three months of 2012 was $28.4 million compared to $23.9 million during the same period of 2011.  This was primarily a result of net income (excluding non-cash depreciation, non-cash amortization of stock-based compensation, changes in deferred taxes, and gains on disposal of equipment) being approximately $2.8 million lower during 2012 compared to 2011 offset by an increase in cash flow generated by operating assets and liabilities of approximately $7.2 million.  The net increase in cash provided by operating assets and liabilities for the first quarter of 2012 compared to the same period of 2011 was mainly attributable to decreased spending on prepaid tires and an increase in income taxes payable. Cash flow from operating activities was 21.0% of operating revenues for the three months ended March 31, 2012 compared with 18.7% for the same period of 2011.

Cash flows provided by investing activities was $4.2 million during the first quarter of 2012 compared to cash flow provided by investing activities of $0.7 million during the same period of 2011 or an increase of $3.5 million.  The increase of investing cash flows was mainly the result of an decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $19.0 million due to timing of equipment sales and purchases. Offsetting this increase was a decrease in net cash (investment maturities and calls less purchases) provided by investments of $15.4 million. This reduction was the result of $15.4 million in cash provided by calls of tax free, auction rate student loan educational bonds ("ARS") during the first quarter in 2011 and an insignificant amount received during the first quarter of 2012. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $22 million to $25 million for 2012 most of which relates to the Company's purchase commitment to buy additional trailers in 2012. Although the Company expects to sell trailers during 2012, as anticipated trailer purchases replace older trailers, to provide additional sources of cash flows for new trailers, there are no guaranteed commitments from third parties to buy trailers during 2012 and therefore these estimated trailer proceeds have not been used to reduce the Company's outstanding commitment.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.   As of December 31, 2011 there were approximately 2.2 million shares remaining authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares. There were no shares repurchased during the three months ended March 31, 2012. As of March 31, 2012 the total shares authorized for repurchase is 5.0 million shares and does not have an expiration date. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time.

The Company paid income taxes, net of refunds, of $1.3 million in the first quarter of 2012 which was $0.7 million higher than income taxes paid during the same period of 2011 of $0.5 million.   The increase was due to higher income tax payments due with final federal and state income tax returns filed during the two comparative periods.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, existing cash, cash equivalents and investments, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At March 31, 2012, the Company had $222.9 million in cash, cash equivalents and investments, an increase of $32.5 million from December 31, 2011.

All of the Company’s short-term and long-term investment balances at March 31, 2012 and December 31, 2010 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from December 1, 2031 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of March 31, 2012, 100.0% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.

As of March 31, 2012, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $144.8 million of calls from issuers, at par, plus accrued interest at the time of the call.  Amounts received during the first quarter of 2012 were not material. Accrued interest income is included in other current assets in the consolidated balance sheet.

The Company estimates the fair value of the auction rate securities applying the authoritative guidance on fair value measurements which establishes fair value as an estimate of what the Company could sell the investments for in an orderly transaction with a third party as of each measurement date.  It is not the intent of the Company to sell such securities at discounted pricing.  The authoritative guidance established a three level fair value hierarchy with Level 1 investments deriving fair value from quoted prices in active markets and Level 3 investments deriving fair value from model-based techniques that use significant inputs and assumptions not observable to market participants. Until auction failures began, the fair value of these investments were calculated using Level 1 observable inputs and fair value was deemed to be equivalent to amortized cost due to the short-term and regularly occurring auction process.  Based on auction failures beginning in mid-February 2008 and continued failures through March 31, 2012, there were no significant observable quoted prices or other relevant inputs for identical or similar securities.  The fair value of these investments as of the March 31, 2012 and December 31, 2011 measurement dates could not be determined with precision based on lack of observable market data and could significantly change in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of March 31, 2012 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2011. Inputs used in Company models of all securities held as of March 31, 2012 and December 31, 2011, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	March 31, 2012	December 31, 2011
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.55-2.93%	0.68-2.92%
Discount rate	0.38-1.21%	0.48-1.14%
Liquidity discount rate	0.35-1.01%	0.55-1.16%

The unrealized loss of $3.1 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of income.  There were not any realized gains or losses related to these investments for the three months ended March 31, 2012 and 2011. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2011, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

•	Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

•	Our growth may not continue at historic rates.

•	If we are unable to retain our current customers at our current freight rates, our results of operations could be adversely affected.

•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

•	We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

•	Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

•	If fuel prices increase significantly, our results of operations could be adversely affected.

•	Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

•	If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

•	We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

•	CSA (Compliance, Safety, Accountability) could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

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

Investments

All of the Company’s long-term investment balances at March 31, 2012 and at December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of income.

Assuming the Company maintains long-term investment balances consistent with balances as of March 31, 2012, ($53.6 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.5 million.

Interest Rate Risk

The Company has no debt outstanding as of March 31, 2012 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges, and during 2009, in an attempt to further manage our exposure to changes in fuel prices, we used derivative instruments designated as cash flow hedges on a limited basis. During February 2012 the Board of Directors authorized the Company to hedge fuel purchases in quantities similar to the quantities hedged during 2009. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles and tractor idle time.

We are also subject to commodity price risk associated rubber. We use a significant amount of tires to maintain our revenue equipment. The Company is not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGE IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

3.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
3.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
4.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
4.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.
4.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
10.1*	Restricted Stock Agreement. Incorporated by reference to the Company’s Form 14-A filed June 13, 2011. Commission file no. 0-15087
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.
10.3*	Form of Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011. Commission file no. 0-15087.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012.

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

HEARTLAND EXPRESS, INC.

Date:	May 10, 2012	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)