Form 10-Q
period 2012-09-30
HEARTLAND EXPRESS INC
filed 2012-11-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2012
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

At November 8, 2012, there were 85,026,646 shares of the Company's $.01 par value common stock outstanding.

1

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

2

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	September 30 2012	December 31 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$212,741	$139,770
Trade receivables, net	50,756	44,198
Prepaid tires	7,146	12,820
Other current assets	4,550	1,932
Income tax receivable	1,828	314
Deferred income taxes, net	13,069	14,401
Total current assets	$290,090	$213,435
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,451
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,268	7,324
Revenue equipment	356,519	355,905
	410,268	409,710
Less accumulated depreciation	188,280	161,269
Property and equipment, net	$221,988	$248,441
LONG-TERM INVESTMENTS	21,041	50,569
GOODWILL	4,815	4,815
OTHER ASSETS	8,410	8,406
	$546,344	$525,666
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,258	$9,088
Compensation and benefits	16,928	15,493
Insurance accruals	13,916	13,997
Other accruals	7,384	7,085
Total current liabilities	$47,486	$45,663
LONG-TERM LIABILITIES
Income taxes payable	$21,855	$24,077
Deferred income taxes, net	47,263	57,661
Insurance accruals less current portion	57,582	57,494
Total long-term liabilities	$126,700	$139,232
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued, 90,689 in 2012 and 2011, outstanding, 85,490 in 2012 and 86,475 in 2011	907	907
Additional paid-in capital	2,589	589
Retained earnings	440,768	398,706
Treasury stock, at cost; 5,199 shares in 2012 and 4,214 shares in 2011	(70,822)	(56,350)
Accumulated other comprehensive loss	(1,284)	(3,081)
	$372,158	$340,771
	$546,344	$525,666
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

OPERATING REVENUE	$135,010	$132,529	$409,552	$397,413

OPERATING EXPENSES
Salaries, wages and benefits	$40,899	$40,903	$125,857	$124,832
Rent and purchased transportation	1,495	1,832	4,752	5,767
Fuel	42,443	40,966	126,259	122,421
Operations and maintenance	6,468	5,257	18,371	16,504
Operating taxes and licenses	2,122	2,400	6,445	6,952
Insurance and claims	4,832	3,920	11,297	10,373
Communications and utilities	756	770	2,249	2,141
Depreciation	14,250	14,900	42,184	40,942
Other operating expenses	3,752	3,248	11,379	10,119
Gain on disposal of property and equipment	(1,674)	(6,799)	(9,433)	(22,329)
	115,343	107,397	339,360	317,722

Operating income	19,667	25,132	70,192	79,691

Interest income	191	174	500	620

Income before income taxes	19,858	25,306	70,692	80,311

Federal and state income taxes	7,424	9,907	23,443	27,501

Net income	$12,434	$15,399	$47,249	$52,810
Other comprehensive income	—	—	1,797	—
Comprehensive income	$12,434	$15,399	$49,046	$52,810

Net income per share
Basic	$0.15	$0.17	$0.55	$0.58
Diluted	$0.14	$0.17	$0.55	$0.58

Weighted average shares outstanding
Basic	85,646	90,129	86,189	90,500
Diluted	85,925	90,129	86,508	90,500

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2011	$907	$589	$398,706	$(56,350)	$(3,081)	$340,771
Comprehensive income:
Net income	—	—	47,249	—	—	47,249
Other comprehensive income	—	—	—	—	1,797	1,797
Dividends on common stock, $0.06 per share	—	—	(5,187)	—	—	(5,187)
Stock-based compensation	—	2,000	—	—	—	2,000
Repurchases of common stock	—	—	—	(14,472)	—	(14,472)
Balance, September 30, 2012	$907	$2,589	$440,768	$(70,822)	$(1,284)	$372,158

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$47,249	$52,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,681	41,426
Deferred income taxes	(9,066)	13,543
Amortization of stock-based compensation	2,000	—
Gain on disposal of property and equipment	(9,433)	(22,329)
Changes in certain working capital items:
Trade receivables	(6,558)	(2,800)
Prepaid expenses and other current assets	2,111	(8,132)
Accounts payable, accrued liabilities, and accrued expenses	2,257	583
Accrued income taxes	(3,736)	(3,207)
Net cash provided by operating activities	67,505	71,894
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	17,449	49,385
Purchases of property and equipment	(25,360)	(91,274)
Maturity and calls of investments	31,325	24,225
Change in other assets	(4)	(1,726)
Net cash provided by (used in) investing activities	23,410	(19,390)
FINANCING ACTIVITIES
Cash dividends	(3,472)	(3,627)
Repurchases of common stock	(14,472)	(28,875)
Net cash used in financing activities	(17,944)	(32,502)
Net increase in cash and cash equivalents	72,971	20,002
CASH AND CASH EQUIVALENTS
Beginning of period	139,770	121,120
End of period	$212,741	$141,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$36,246	$17,165
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$1,116	$5,887
Common stock dividends declared in accounts payable	$1,715	$1,790
Treasury stock acquired in accounts payable	$—	$768

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2012. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2012 other than detailed in the Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. The guidance was effective for the Company on January 1, 2012. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The Company adopted this guidance on January 1, 2012. During the nine months ended September 30, 2012 there was $1.8 million of income recorded directly in stockholders' equity related to an unrealized gain on available for sale securities due to the reversal of a previously recorded reserve to adjust certain investments to estimated fair value. During the three and nine months ended September 30, 2011 there were no amounts recorded directly in stockholders' equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for the reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the third quarter of each year. The adoption of this updated authoritative guidance did not have an impact on the consolidated financial statements and there were no impairment charges recognized during the third quarter as a result of the Company's annual impairment tests.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the nine months ended September 30, 2012.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $8.4 million at September 30, 2012 and December 31, 2011 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and other designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s long-term investment balances at September 30, 2012 and December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2012 100% of ARS holdings, at par, were were backed by the U.S. government. As of September 30, 2012, 37% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment or upper medium grade investment ratings from recognized rating agencies. Recent downgrades of U.S. debt, combined with the respective financial strength of underlying trusts of the ARS investments, equated to downgrades of a portion of our ARS holdings during the current quarter. This was deemed primarily due to the U.S. government backing of the underlying securities and the U.S. government's credit rating decline and not due to significant operational declines of the underlying respective trusts.

Municipal bonds are classified as held to maturity, are carried at amortized cost and are included in other assets per the consolidated balance sheet and were $1.3 million at September 30, 2012 and December 31, 2011. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at September 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
( in thousands)
September 30, 2012
Long-term:
Auction rate student loan educational bonds	$22,325	$—	$1,284	$21,041

December 31, 2011
Long-term:
Auction rate student loan educational bonds	$53,650	$—	$3,081	$50,569

The contractual maturities and announced calls of available-for-sale securities at September 30, 2012 are detailed in the table below. The table is prepared based on information known to management as of September 30, 2012. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	21,041	22,325
	$21,041	$22,325

Estimated fair value of all auction rate security investments as of September 30, 2012 and December 31, 2011 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS as a result of auction failures beginning in February 2008.  The fair value of these investments as of the September 30, 2012 and December 31, 2011 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's understanding of market conditions as well as information derived from other publicly available third party sources. The Company also obtains estimated fair value of ARS from a third party financial advisor. The Company obtains an understanding of assumptions in models used by the third party financial institution to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the inputs in the Company's cash flow models as of September 30, 2012 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2011. Inputs used in Company models of all securities held as of September 30, 2012 and December 31, 2011, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	September 30, 2012	December 31, 2011
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.38-1.97%	0.68-2.92%
Discount rate	0.24-0.79%	0.48-1.14%
Liquidity discount rate	0.20-0.70%	0.55-1.16%

The unrealized loss of $1.3 million on ARS is recorded as accumulated other comprehensive loss.  During the three month period ended September 30, 2012 the Company did not record any unrealized gains or losses. During the nine month period ended September 30, 2012 the Company recorded unrealized gains of $1.8 million due to the reversal of prior period recorded unrealized losses as the Company received $31.3 million in calls, at par, during the nine months ended September 30, 2012. There were not any realized gains or losses related to these investments for the three month and nine month periods ended September 30, 2012 and 2011. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

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

•
There have not been any significant changes in collateralization and ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of September 30, 2012, is in senior positions of investment grade rated securities and are backed by the U.S. government.

•
The Company is aware of recent trends in increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall slower economic conditions and unemployment rates.  As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.  As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.

•
As trusts are no longer recycling underlying loan repayment money for new loans, excess funds are being used to pay down debt of the trust therefore potentially resulting in partial calls of securities held by the Company prior to contractual maturities.

•
The Company is aware of recent transactions taking place in secondary markets as well as tender offers for ARS at sub par pricing. At this time, the Company does not intend to tender any holdings at sub par pricing. As ARS debt holders tender ARS debt back to trusts at sub par pricing, the overall equity position of senior holdings of a trust is strengthened.

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

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011.

	Available-for-sale debt securities
	(in thousands)
	2012	2011
Balance, January 1	$50,569	$88,694
Settlements	(31,325)	(24,225)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive loss, net of tax	1,797	—
Balance, September 30,	$21,041	$64,469

Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation, while maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheet and amortized over two years.  Depreciation expense of $0.2 million for the three months ended September 30, 2012 and 2011 has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation expense of $0.5 million for the nine months ended September 30, 2012 and 2011 has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors acquired subsequent to January 1, 2009, at 150% declining balance. At September 30, 2012 and September 30, 2011 100% and 89.3%, respectively of the Company's tractor fleet was depreciated based on the 150% declining balance method. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2011 the Company did not have any common stock equivalents; therefore, diluted earnings per share were equal to basic earnings per share for those periods. During the three and nine months ended September 30, 2012 the Company had outstanding common stock equivalents in the form of grants of shares of common stock to certain employees of the Company under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income)

and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months and nine months ended September 30, 2012 is as follows (in thousands, except per share data):

	Three months ended September 30, 2012
	Net Income (numerator) (in thousands)	Shares (denominator) (in thousands)	Per Share Amount
Basic EPS	$12,434	85,646	$0.15
Effect of restricted stock	—	279
Diluted EPS	$12,434	85,925	$0.14

	Nine months ended September 30, 2012
	Net Income (numerator) (in thousands)	Shares (denominator) (in thousands)	Per Share Amount
Basic EPS	47,249	86,189	$0.55
Effect of restricted stock	—	319
Diluted EPS	47,249	86,508	$0.55

Note 8. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.   As of December 31, 2011 there were approximately 2.2 million shares remaining authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to a total of 5.0 million shares. There were 0.7 million shares repurchased during the three months ended September 30, 2012. During the nine months ended September 30, 2012 there were 1.1 million shares repurchased. As of September 30, 2012 the total shares authorized for repurchase is 3.9 million shares and does not have an expiration date. Subsequent to September 30, 2012 the Company repurchased 0.5 million shares further reducing the authorized shares for repurchase to 3.5 million.

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

During the three months ended September 30, 2012 and September 30, 2011 the Company's Board of Directors declared regular quarterly dividends totaling $1.7 million and $1.8 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company’s Board of Directors declared regular quarterly dividends totaling $5.2 million and $5.4 million, respectively.  The dividends declared during the three months ended September 30, 2012 and September 30, 2011 were paid subsequent to the quarter end for both respective periods and were included as part of accounts payable and accrued liabilities for each respective period. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9. Stock-Based Compensation

The Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees. These shares are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1 through 2016. The first vesting period was June 1, 2012. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.4 million and $2.0 million for the three and nine months ended September 30, 2012. There was no related compensation expense in the three and nine months ended September 30, 2011. Unrecognized compensation expense was $2.6 million at September 30, 2012. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following tables summarizes the Company's restricted stock award activity for the three and nine months ended September 30, 2012. The vesting date for all awards vested in 2012 was June 1, 2012. There were no restricted stock awards granted or outstanding during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	281	$13.57
Granted	—	$—
Vested	—	$—
Forfeited	(4)	$13.57
Outstanding (unvested) at end of period	277	$13.57

	Nine months ended September 30, 2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351	$13.57
Granted	—	$—
Vested	(70)	$—
Forfeited	(4)	$13.57
Outstanding (unvested) at end of period	277	$13.57

Note 10.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $0.4 million at September 30, 2012 and $1.1 million December 31, 2011 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the three and nine months ended September 30, 2012 and 2011.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At September 30, 2012 and December 31, 2011, the Company had a total of $15.0 million and $16.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $9.6 million and $10.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2012 and December 31, 2011.  Unrecognized tax benefits were a net increase of $0.4 million and $0.3 million during the three months ended September 30, 2012 and September 30, 2011. Unrecognized tax benefits were a net decrease of $1.1 million and $2.5 million during the nine months ended September 30, 2012 and 2011, due mainly to the expiration of certain statutes of limitation net of additions.  The increases during the quarterly periods had the effect of increasing the effective state tax rate and the decreases during the nine month periods had the effect of reducing the effective state tax rate during the respective periods.

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $6.9 million and $8.0 million at September 30, 2012 and December 31, 2011 and is included in income taxes payable on the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three months ended September 30, 2012 and September 30, 2011 was an expense of approximately $0.2 million and $0.2 million, respectively. Net interest and penalties included in income tax expense for the nine months ended September 30, 2012 and 2011 was a benefit of approximately $1.1 million and $1.4 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable. Income tax expense was increased during the three month periods ended September 30, 2012 and 2011 due to additions for interest and penalty accruals with no reversals during the same period. Income tax expense was reduced during the nine month periods ended September 30, 2012 and 2011 directly related to reversals of interest and penalties due to lapse of applicable statute of limitations, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2011	$16,062
Additions based on tax positions related to current year	720
Additions for tax positions of prior years	698
Reductions for tax positions of prior years	(102)
Reductions due to lapse of applicable statute of limitations	(2,426)
Settlements	—
Balance at September 30, 2012	$14,952

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of September 30, 2012, the Company is under examinations by four state agencies. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.6 million to $1.6 million during the next twelve months mainly due to the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2009 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated net purchase commitments for tractor and trailer equipment and amounts due on equipment received, but not paid for, at September 30, 2012, was $76.5 million.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q for disclosure. Subsequent to September 30, 2012 the Company repurchased 0.5 million shares of common stock for $6.2 million. On November 1, 2012 the Company received $0.1 million in unannounced ARS calls, at par.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 73.9% and 73.2% of the operating revenues for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, the Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 74.1% and 72.7% of the operating revenues, respectively. The Company takes pride in the quality of the service that it provides to its customers.  The Company believes the keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.  The demand for freight services generally increased throughout 2011 and into 2012 although current freight volumes are still below volumes experienced prior to the recent recession and third quarter 2012 volumes were softer than historical third quarter volumes. The Company and industry continues to experience increasing difficulties attracting and retaining qualified drivers. The Company believes increased competition for drivers is the result of a general balance of supply and demand of freight services and available equipment coupled with less drivers entering and staying in the industry. Specific to the Company's operations, Heartland only hires drivers with a minimum of one year over-the-road driving experience and therefore does not hire drivers that have recently entered the industry. Further, competition for drivers has escalated in part by increased industry and driver awareness of Compliance Safety Accountability ("CSA") scores.

The Company hires only experienced drivers (minimum 1 year of driving experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates. Comparing the nine month periods ended September 30, 2012 and 2011 our driver base remained flat.

Fuel prices have and will continue to challenge the industry. Fuel expense has historically been the second highest cost to the Company behind salaries, wages, and benefits. For the nine months ended September 30, 2012 fuel expense was greater than salaries, wages, and benefits at 30.8% of operating revenues compared to salaries, wages and benefits being 30.7%. During 2008 when fuel prices peeked, fuel expense was 32.7% of the Company's operating revenues. During the period 2009-2011, fuel expense averaged 26.2% of operating revenues. Although the Company maintains fuel surcharge agreements with customers, the Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to empty and out-of-route miles. Further, quarterly results may be positively impacted in a period of declining fuel prices (rates of fuel surcharge billings due to a lag in billings based on fuel indexes compared to the current real time prices paid by the Company for fuel daily) commonly referred to as fuel surcharge lag, or negatively impacted in a period of rising fuel prices. The Company continues to focus on fuel surcharge pricing, truck idling hours, late model tractors with increased fuel economy, newer trailers with skirting and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. Average Department of Energy (DOE) diesel fuel prices increased 3.0% to $3.96 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 average of $3.84. Although fuel prices increased 3.0% for the nine months ended September 30, 2012, the Company's net fuel cost per mile (fuel expense less fuel surcharge revenue not passed on to owner operators over company driver miles) decreased 0.5% compared to the same period of 2011.

At September 30, 2012, 100% of the Company's tractor fleet is equipped with idle management controls. At September 30, 2012, the Company’s tractor fleet had an average age of 2.4 years compared to an average age of 1.8 at September 30, 2011. During the fourth quarter of 2012 the Company will begin certain upgrades to tractor equipment which will continue into 2013. The Company will continue to upgrade its trailer fleet during the remainder of 2012 taking advantage of a strong used trailer market. At September 30, 2012, the Company's trailer fleet had an average age of 3.3 years compared to 4.18 as of September 30, 2011 and is expected to improve throughout the last quarter of 2012 into 2013 based on the Company's commitment to replace certain older trailers with new trailers throughout the remainder of 2012 and into 2013.

The Company ended the first nine months 2012 with operating revenues of $409.6 million, including fuel surcharges, net income of $47.2 million, and basic earnings per share of $0.55 on basic weighted average outstanding shares of 86.2 million compared to operating revenues of $397.4 million, including fuel surcharges, net income of $52.8 million, and basic earnings per share of $0.58 on basic weighted average shares of 90.5 million in the first nine months of 2011. The Company posted an 82.9% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2012 compared to 79.9% for the same period of 2011 and an 11.5% net margin (net income as a percentage of operating revenues) for the nine months ended September 30, 2012 compared to 13.3% in same period of 2011. The nine month period ended September 30, 2011 included $12.9 million more in gains on disposal of property and equipment due to a higher volume of revenue equipment activity compared to the same period of 2012. The Company had total assets of $546.3 million at September 30, 2012. The Company achieved a return on assets of 11.8% and a return on equity of 17.9% over the immediate past four quarters ended September 30, 2012.

The Company’s cash flow from operations for the nine months ended September 30, 2012 of $67.5 million was 16.5% of operating revenues compared to $71.9 million and 18.1% in the first nine months of 2011.  The Company received $23.4 million in net investing cash flows, mainly due to $31.3 million in ARS calls, at par, received during the nine months ended September 30, 2012. The Company spent $17.9 million on dividends and stock buybacks during the nine months ended September 30, 2012. As a result, the Company increased cash and cash equivalents $73.0 million during the nine months ended September 30, 2012.  The Company ended the first nine months of 2012 with cash, cash equivalents, and investments of $233.8 million, a debt-free balance sheet, and a trailing twelve months return on equity of 17.9%.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.3%	30.9%	30.7%	31.4%
Rent and purchased transportation	1.1	1.4	1.2	1.5
Fuel	31.4	30.9	30.8	30.8
Operations and maintenance	4.8	4.0	4.5	4.2
Operating taxes and license	1.6	1.8	1.6	1.7
Insurance and claims	3.6	3.0	2.8	2.6
Communications and utilities	0.6	0.6	0.5	0.5
Depreciation	10.6	11.2	10.3	10.3
Other operating expenses	2.8	2.5	2.8	2.5
Gain on disposal of property and equipment	(1.2)	(5.1)	(2.3)	(5.6)
	85.4%	81.0%	82.9%	79.9%
Operating income	14.6%	19.0%	17.1%	20.1%
Interest income	0.1	0.1	0.1	0.2
Income before income taxes	14.7%	19.1%	17.3%	20.2%
Income taxes	5.5	7.5	5.7	6.9
Net income	9.2%	11.6%	11.5%	13.3%

Three Months Ended September 30, 2012 Compared With the Three Months Ended September 30, 2011

Operating revenue increased $2.5 million (1.9%), to $135.0 million for the three months ended September 30, 2012 from $132.5 million for the three months ended September 30, 2011.  The increase in revenue was mainly the result of a $2.8 million (2.6%) increase in line haul and other revenues offset by a decrease in fuel surcharge revenue of $0.3 million (1.0%) from $27.4 million to $27.1 million.  Line haul and other revenues increased as a net result of an increase in freight rates per total mile and a nominal increase in total miles offset by an increase in deadhead miles as a percentage of total miles. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased mostly as a result of a decrease in loaded miles during the three months ended September 30, 2012 compared to the same period of 2011.

Salaries, wages, and benefits were unchanged at $40.9 million for the three months ended September 30, 2012 and $40.9 million in the same 2011 period.  This was the result of a decrease in driver wages of $0.4 million due to lower average pay rate based on driver mix, including bonuses and vacation, offset by a nominal increase in miles. Further there was a $0.3 million decrease in workers compensation due to frequency and severity of claims. These decreases were offset by $0.4 million increase in stock-based compensation due to the expense recognized on restricted stock awards granted in December 2011 and $0.4 million increase in health insurance due to frequency and severity of claims.

Rent and purchased transportation decreased $0.3 million (18.4%), to $1.5 million for the three months ended September 30, 2012 from $1.8 million in the comparable period of 2011.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company comparing the two periods. During the three months ended September 30, 2012 and 2011 independent contractors accounted for 1.4% and 1.8%, respectively, of the total fleet miles.

Fuel increased $1.5 million (3.6%), to $42.4 million for the three months ended September 30, 2012 from $41.0 million for the same period of 2011. The increase is primarily the result of increased fuel prices, $1.1 million and a slight increase in total miles driven.   The DOE average diesel price per gallon for the three months ended September 30, 2012 was $3.96 per gallon compared to the same period of 2011 of $3.86 per gallon, a 2.5% increase.   The Company had an increase in miles driven period over period which contributed to more fuel volume as well. The Company's total average fuel economy comparing the two periods was relatively flat.

Operating and maintenance expense increased $1.2 million (23.0%), to $6.5 million during the three months ended September 30, 2012 from $5.3 million in the same period of 2011. Operating and maintenance costs increased $1.0 million due to increases in tire expense.

Gains on the disposal of property and equipment decreased $5.1 million (75.4%), to $1.7 million during the three months ended September 30, 2012 from $6.8 million in the same period of 2011.  The decrease was the combined effect of decreases in gains on sales of tractor equipment of $2.9 million and decreased gains on trailer equipment sales of $2.2 million. The decrease in gains on tractors and trailers was the net result of the Company selling no tractor units in the three months ended September 30, 2012 and approximately 72% less trailer units comparing the two periods. The Company will continue to upgrade its trailer fleet in the fourth quarter of 2012 and into 2013 at levels similar to levels sold during 2012 as well as begin to trade tractors due to upgrades to the tractor fleet which will begin in the fourth quarter and continue into 2013.

The Company’s effective tax rate was 37.4% and 39.1% for three months ended September 30, 2012 and 2011, respectively.  The decrease in the effective tax rate for 2012 is primarily attributable to a decrease in tax expense adjustments during the 2012 period compared to the same period of 2011 mainly due to an increase in favorable provision to return adjustments coupled with less taxable income during the current period compared to the same period of 2011.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 85.4% during the three months ended September 30, 2012 compared with 81.0% during the three months ended September 30, 2011.  Net income decreased $3.0 million (19.3%), to $12.4 million for the three months ended September 30, 2012 from $15.4 million during the compared 2011 period as a result of the net effects discussed above.

Nine Months Ended September 30, 2012 Compared With the Nine Months Ended September 30, 2011

Operating revenue increased $12.1 million (3.1%), to $409.6 million for the nine months ended September 30, 2012 from $397.4 million for the nine months ended September 30, 2011.  Line haul and other revenues increased $9.0 million (2.8%) mainly due to rate increases slightly offset by less loaded miles. Fuel surcharge revenue increased $3.1 million (3.9%) from $81.3 million in 2011 to $84.4 million in 2012. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 3.0% increase in average DOE diesel fuel prices during the nine months ended September 30, 2012 compared to the same period of 2011.

Salaries, wages, and benefits increased $1.0 million (0.8%), to $125.9 million for the nine months ended September 30, 2012 from $124.8 million in the same 2011 period.  The increase was the net result of a $2.0 million increase in amortization of stock-based compensation offset by $1.0 million decrease (26.6%) in workers' compensation expense. Workers' compensation decreased due to a decrease in the frequency and severity of claims. Stock-based compensation increased as a result of the amortization of restricted stock awards granted in December 2011. There were no outstanding restricted stock awards during the first nine months of 2011.

Rent and purchased transportation decreased $1.0 million (17.6%), to $4.8 million for the nine months ended September 30, 2012 from $5.8 million in the comparable period of 2011.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company comparing the two periods. During the nine months ended September 30, 2012 and 2011 independent contractors accounted for 1.5% compared to 1.9%, respectively, of the total fleet miles.

Fuel increased $3.8 million (3.1%), to $126.3 million for the nine months ended September 30, 2012 from $122.4 million for the same period of 2011. The increase is split between increased fuel prices, $2.2 million and $1.6 million due to more miles driven. Fuel cost per mile, increased 1.8% in the 2012 period compared to the same period of 2011.  The DOE average diesel price per gallon for the nine months ended September 30, 2012 was $3.96 per gallon compared to the same period of 2011 of $3.84 per gallon a 3.0% increase which was offset by 1.3% decline in gallons purchased.

Depreciation increased $1.2 million (3.0%), to $42.2 million during the the nine months ended September 30, 2012 from $40.9 million in the same period of 2011.  The increase is mainly attributable to an increase in trailer depreciation of $2.6 million due to the Company's continued upgrade of its trailer fleet which began in 2011 and has continued throughout 2012. New trailers being added are replacing trailers that had previously been depreciated to their estimated salvage values. The increase in trailer depreciation was partially offset by a decrease in tractor depreciation of $1.1 million due to the increased age of tractor equipment and the Company's policy of declining balance depreciation on tractors.

Operating and maintenance expense increased $1.9 million (11.3%), to $18.4 million during the nine months ended September 30, 2012 from $16.5 million in the same period of 2011. Operating and maintenance costs increased $3.0 million due to increases in tire expense which was offset by a reduction of $1.4 million in maintenance expense due mainly to reduced equipment trade and sale activity.

Gains on the disposal of property and equipment decreased $12.9 million (57.8%), to $9.4 million during the nine months ended September 30, 2012 from $22.3 million in the same period of 2011.  The decrease was the combined effect of decreases in gains on sales of tractor equipment of $7.6 million and decreased gains on trailer equipment sales of $5.3 million. The decrease in gains on tractors and trailers was largely due to the Company selling approximately 83% less tractors and approximately 52% less trailer equipment during the nine months ended September 30, 2012 compared to the same period of 2011. The Company intends to continue to upgrade its trailer fleet during the remainder of 2012 and into 2013 with the purchase of additional new trailers in the fourth quarter of 2012 and first quarter of 2013. Further, the Company will begin a tractor upgrade during the fourth quarter of 2012 which will continue into the first half of 2013.

The Company’s effective tax rate was 33.2% and 34.2% for nine months ended September 30, 2012 and 2011, respectively.  The decrease in the effective tax rate for 2012 is primarily attributable to a net decrease in income before tax of $9.6 million combined with approximately the same amount of favorable income tax expense adjustments during the 2012 period compared to the same period of 2011.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.9% during the nine months ended September 30, 2012 compared with 79.9% during the nine months ended September 30, 2011.  Net income decreased $5.6 million (10.5%), to $47.2 million for the nine months ended September 30, 2012 from $52.8 million during the compared 2011 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended the first nine months of 2012 with cash and cash equivalents of $212.7 million, a $73.0 million increase since December 31, 2011. The Company’s primary source of liquidity has historically been from operating activities which during the first nine months of 2012 was $67.5 million compared to $71.9 million during the same period of 2011.  This was primarily a result of net income (excluding non-cash depreciation, non-cash amortization of stock-based compensation, changes in deferred taxes, and gains on disposal of equipment) being approximately $12.0 million lower during 2012 compared to 2011 offset by an increase in cash flow generated by operating assets and liabilities of approximately $7.6 million comparing the same two periods.  The net increase in cash provided by operating assets and liabilities for the first nine months of 2012 compared to the same period of 2011 was mainly attributable to decreased spending on prepaid tires. Cash flow from operating activities was 16.5% of operating revenues for the nine months ended September 30, 2012 compared with 18.1% for the same period of 2011.

Cash flows provided by investing activities was $23.4 million during the first nine months of 2012 compared to cash flow used in investing activities of $19.4 million during the same period of 2011 or an increase of $42.8 million.  The increase of investing cash flows was the result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $34.0 million due to timing of equipment sales and purchases as well as an increase in net cash (investment maturities and calls less purchases) provided by investments of $7.1 million. The increase in cash provided by calls of tax free, auction rate student loan educational bonds ("ARS"), at par, during the first nine months of 2012 compared to calls during the first nine months of 2011 is due to timing of refinance activities by the underlying debt insurers. The Company currently has outstanding net tractor purchase commitments (gross purchase price less estimated trade value) and trailer commitments of $76.5 million. Although the Company expects to sell trailers during the fourth quarter of 2012 and into 2013, as anticipated trailer purchases replace older trailers, there are no guaranteed commitments from third parties to buy trailers during 2012 and 2013 and therefore these estimated trailer proceeds have not been used to reduce the Company's outstanding commitment.

Cash flows used by financing activities was $17.9 million during the first nine months of 2012 compared to usage of $32.5 million in the comparative period of 2011. The decrease in cash used by financing activities was due to a $14.4 million reduction in cash used in stock buy backs during the nine months ended September 30, 2012 compared to the same period of 2011.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.   As of December 31, 2011 there were approximately 2.2 million shares remaining authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to bring the total amount of shares authorized for repurchase to 5.0 million as of February 2012. During the nine months ended September 30, 2012 there were 1.1 million shares repurchased. As of September 30, 2012 the total shares authorized for repurchase is 3.9 million shares and does not have an expiration date.

Subsequent to September 30, 2012, the Company repurchased another 0.5 million shares for $6.2 million reducing the amount of shares authorized for repurchase to 3.5 million million shares. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time.

The Company paid income taxes, net of refunds, of $36.2 million in the first nine months of 2012 which was $19.1 million higher than income taxes paid during the same period of 2011 of $17.2 million.   The increase was mainly due to higher estimated federal income tax payments comparing the two periods due to a decrease in revenue equipment purchases in 2012 compared to 2011 and allowance of 100% bonus depreciation deduction for federal income tax on equipment purchases during 2011 and 50% bonus depreciation deduction for federal income tax on equipment purchases during 2012.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, existing cash, cash equivalents and investments, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At September 30, 2012, the Company had $233.8 million in cash, cash equivalents and investments, an increase of $43.4 million from December 31, 2011.

All of the Company’s long-term investment balances at September 30, 2012 and December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. As of September 30, 2012, 37% of ARS holdings, at par, were backed by the U.S. government and held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment or upper medium grade investment ratings from recognized rating agencies. Recent downgrades of U.S. debt, combined with the respective financial strength of underlying trusts of the ARS investments, equated to downgrades of a portion of our ARS holdings during the current quarter. This downgrade was deemed primarily due to the U.S. government backing of the underlying securities and the U.S. government's credit rating and not due to significant operational declines of the underlying respective trusts.

As of September 30, 2012, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $176.1 million of calls from issuers, at par, plus accrued interest at the time of the call.  The remaining ARS balance at September 30, 2012 is $21.0 million at fair value, 3.8% of total assets. The Company received $31.3 million in calls, at par, during the nine months ended September 30, 2012. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers. The accrued interest income is included in other current assets in the consolidated balance sheet.

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

General

We are exposed to market risk changes in interest rates on our investments and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used them in the past for fuel price risk management, and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

Investments

All of the Company’s long-term investment balances at September 30, 2012 and at December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of income.

Assuming the Company maintains long-term investment balances consistent with balances as of September 30, 2012, ($22.3 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.2 million.

Interest Rate Risk

The Company has no debt outstanding as of September 30, 2012 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges, and in the past, in an attempt to further manage our exposure to changes in fuel prices, we have used derivative instruments designated as cash flow hedges on a limited basis. During February 2012 the Board of Directors authorized the Company to hedge fuel purchases in quantities similar to the quantities hedged during 2009 although there are no outstanding hedges of fuel purchases at September 30, 2012. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles and tractor idle time.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	CHANGE IN SECURITIES

Repurchases of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				4,636,544
July 1, 2012 - July 31, 2012	679,202	13.74	679,202	3,957,342
August 1, 2012 - August 31, 2012	11,704	13.52	11,704	3,945,638
September 1, 2012 - September 30, 2012	—	—	—	3,945,638

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
3.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
4.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
4.2	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.
4.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
10.1*	Restricted Stock Agreement. Incorporated by reference to the Company’s Form 14-A filed June 13, 2011. Commission file no. 0-15087
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.
10.3*	Form of Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011. Commission file no. 0-15087.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

(b) Reports on Form 8-K

1.	Report on Form 8-K, dated July 19, 2012, announcing the Company's financial results for the quarter and ended June 30, 2012.
2.	Report on Form 8-K, dated September 10, 2012, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 9, 2012	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)