Form 10-K
period 2012-12-31
HEARTLAND EXPRESS INC
filed 2013-03-01
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $655.8 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and no other persons, are affiliates.  As of February 27, 2013 there were 84,769,619 shares of the Company’s common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 9, 2013 are incorporated by reference in Part III of this report.

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

General

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s primary traffic lanes are between customer locations east of the Rocky Mountains.  During 2005, the Company expanded to the Western United States with the opening of a terminal in Phoenix, Arizona and complemented this expansion into the Western United States with the purchase of a terminal location near Dallas, Texas during 2008.  These western operations accounted for approximately 16% of the Company's business in 2012. The Company believes the keys to maintaining a high level of customer service are the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-six years from 1986 to 2012, Heartland has grown to $545.7 million in revenue from $21.6 million and net income has increased to approximately $62 million from $3 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company’s operating regions.  More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Comprehensive Income" that is included in this report.

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

Operations

Heartland’s operations department focuses on the successful execution of customer expectations and providing consistent opportunities for the fleet of employee drivers and independent contractors, in conjunction with maximizing equipment utilization.  These objectives require a combined effort of marketing, regional operations managers, and fleet management.

The Company’s customer service department is responsible for maintaining the continuity between the customer’s needs and Heartland’s ability to meet those needs by communicating the customer’s expectations to the fleet management group.  Collectively, the operations group (customer service and fleet management) and marketing are charged with development of customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions pertaining to matching the customer demand with the appropriate capacity within geographical service areas.  They assign orders to drivers based on well-defined criteria, such as driver safety and United States Department of Transportation (the "DOT") compliance, customer needs and service requirements, on-time service, equipment utilization, driver "home time", operational efficiency, and equipment maintenance needs.

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

Serving the short-to-medium haul market (approximately 500 miles average length of haul in 2012 and 2011) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. All of the Company's revenue is generated from within the U.S. and the Company does not have any long-lived assets located outside the U.S.

Heartland operates nine specialized regional distribution operations in Atlanta, Georgia; Carlisle, Pennsylvania; Chester, Virginia; Columbus, Ohio; Jacksonville, Florida; Kingsport, Tennessee; Olive Branch, Mississippi; Phoenix, Arizona; and Seagoville, Texas (opened in January 2009) in addition to operations at our corporate headquarters in North Liberty, Iowa.  The Company operates maintenance facilities at all regional distribution operating centers including the corporate headquarters along with two shop only locations in O’Fallon, Missouri and Denver, Colorado (opened in November 2012).  The Company previously operated a shop only location in Ft. Smith, Arkansas but this facility was closed during 2011 and is currently used as a drop lot/relay location. These short-haul operations concentrate on freight movements generally within a 500-mile radius of the regional terminals and are designed to meet the needs of significant customers in those regions while allowing Company drivers to primarily stay within an operating region which provides them with more home time.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling.  Management believes Heartland’s reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.  As a testament to the Company’s premium service, the Company has received nineteen customer service awards and recognitions including the Quest for Quality Award for dry freight carriers from Logistics Management Magazine for the tenth consecutive year and the BP Lubricants USA safe driving award for the fifth consecutive year. The Company received the U.S. Environmental Protection Agency ("EPA") SmartWay® Excellence Award for 2012. The SmartWay® Award was received for the Company's commitment to environmental excellence which was largely attributable to the Company's efforts to operating quality, highly efficient equipment which has been achieved through the Company's operation of a late-model fleet of tractors and trailers and other Company initiatives that contribute to the Company's energy efficiency. The Company also received Fleet Owner Magazine's 2011 For-Hire Fleet of the Year award.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company’s focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in the Company’s primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company’s 25, 10, and 5 largest customers accounted for 75.8%, 54.1%, and 38.9% of gross revenue, respectively, in 2012. The Company’s primary customers include retailers and manufacturers. During 2011 the Company's 25, 10, and 5 largest customers were 74.9%, 51.6%, and 38.0%, of gross revenues respectively. During 2010 the Company's 25, 10, and 5 largest customers were 73.1%, 51.4%, and 37.7%, of gross revenues respectively. One customer exceeded 10% and accounted for 11.1% of gross revenue during 2012, one customer exceeded 10% and accounted for approximately 13.1% of gross revenue in 2011, and one customer exceeded 10% in 2010 and accounted for 12.6% of gross revenue.  No other customer accounted for as much as ten percent of revenue in 2012, 2011, or 2010.

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

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives.  As of December 31, 2012, Heartland employed 2,993 people compared to 2,862 people as of December 31, 2011. The Company also contracted with independent contractors to provide and operate tractors which provides the Company additional capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2012, independent contractors accounted for approximately 1.5% of the Company’s total miles compared to 1.8% in 2011.

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

Revenue Equipment

Heartland's management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers.  All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, provides an ability to manage the needs of our customers based on real-time information on load status, as well as a platform to obtain information regarding equipment and driver performance.  During 2010 the Company converted the previous driver communication systems platform to a PeopleNet® platform which included electronic on-board recorders. During 2011 this change was completed and the Company's has been operating on a paperless log environment since early 2011. This on-board computing and communications system, including paperless logs, has improved and is expected to continue to improve safety, equipment utilization, and customer service.

Historically the Company has operated a uniform fleet of tractors and trailers in an effort to minimize maintenance costs and to standardize the Company’s maintenance program.   This has historically included tractors manufactured by Navistar International Corporation and 53' dry van trailers manufactured by Wabash National Corporation and Great Dane Limited Partnership.  In late 2012 and into 2013 the Company has introduced Freightliner tractors manufactured by Daimler Trucks North America, LLC. Since 2009, the Company has been converting tractors to more aerodynamic models which include speed management and idle management controls.

Effective October 1, 2002, the EPA implemented engine requirements designed to reduce emissions over a period of time. These requirements have been implemented in multiple phases starting in 2002 and required progressively more restrictive emission requirements in 2007 and 2010.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  The Company experienced an approximate 37% increase in tractor costs from the period prior to the first phase of implementation in 2002 to the second phase of implementation in 2007. From the second phase of implementation in 2007 through the third and final phase of the EPA's required changes, the Company has experienced an additional 21% increase in tractor costs. As of December 31, 2012, approximately 51% of the Company's tractor fleet consisted of models with pre 2010 engine technology. The Company currently projects that 89% to 100% of the Company's tractor fleet will be tractors with post 2010 engine technology by December 31, 2013. Equipment prices may continue to increase as new emission standards released by the EPA are implemented.

As of December 31, 2012, 100% of the Company's tractor fleet was 2010 or newer model years. In the fourth quarter of 2012, the Company began a tractor fleet upgrade project that is currently projected to continue throughout the first half of 2013. This project includes International and Freightliner tractors manufactured by Navistar Inc. and Daimler Trucks North America, LLC, respectively. As of December 31, 2012 the average age of our tractor fleet was 2.4 years compared to 1.7 years at December 31, 2011. The Company operates the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The Company has aggressively been upgrading its fleet of trailers over the past three years. The average age of the Company's trailer fleet has been reduced from 5.6 years at December 31, 2009 to 3.1 years, at December 31, 2012.  The Company’s preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when revenue equipment is replaced.  Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value.  Independent contractor tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts.  In addition, bulk fuel sites are maintained at eleven Company owned locations which includes the nine regional terminal centers, the Company’s corporate headquarters, plus one of the service terminal locations in order to take advantage of volume pricing.  The Company strategically manages fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases.  For the years ended December 31, 2012, 2011, and 2010, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractor was $58.3 million, $56.2 million, and $53.2 million or 16.4%, 16.1%, and 15.3%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sales of equipment.  Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company’s operating results.

During 2009 the Company contracted with an unrelated third party to hedge cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements.  The hedging strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which was not recoverable through fuel surcharge agreements. There were no outstanding hedging contracts for fuel as of or during the years ended December 31, 2012, 2011 or 2010. We may enter into contracts to hedge fuel costs in the future if market conditions warrant.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, equipment availability, and qualified drivers. As the general economic conditions and credit market conditions deteriorated throughout 2008 which continued throughout 2009 and into early 2010, the industry became extremely competitive based on freight rates mainly due to excess tractor capacity.  Shipper demand and industry tractor capacity remained relatively equal throughout 2011 and 2012. The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. Strong competition within the industry for the hiring of drivers and independent contractors will continue to challenge the Company and others in our industry.

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

During 2009, the Federal Motor Carrier Safety Administration ("FMCSA") introduced Compliance Safety Accountability, ("CSA"), which was a set of evaluation standards on the safety performance of motor carriers and drivers which the Company is currently measured.  CSA enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA, the FMCSA along with its state partners includes a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information is accumulated to assess the safety performance of both carriers and drivers.  Since enforcement and measurement began on CSA in 2010 the Company has not exceeded any of the performance thresholds established by FMCSA's seven categories (unsafe driving, fatigued driving, driver fitness, controlled substances, vehicle maintenance, hazardous materials and crash rating). The Company monitors its CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. The Company does not yet know what long-term impacts this new program will have on its drivers and potential drivers but potential adverse effects to the Company's results of operations may include:

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

•
The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

The DOT, through the FMCSA, imposes safety and fitness regulations on the Company and our drivers.  In December 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle, or hours-of-service ("HOS"). The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future. Several organizations have challenged these new HOS requirements and have asked for delays in the HOS rules effective date of July 1, 2013. The following table summarizes the changes set forth in the new rules and their respective effective dates without any court actions:

Provision	Current Rules	Final Rules	Required Compliance Date
Limitations on minimum "34-hour restarts"	None	(1) Must include two periods between 1 a.m. - 5 a.m. home terminal time. (2) May only be used once per week	July 1, 2013
Rest breaks/consecutive drive time	None except as limited by other rule provisions	May drive only if 8 hours or less have passed since end of driver's last off-duty period of at least 30 minutes.	July 1, 2013
On-duty time	Includes any time in commercial motor vehicle ("CMV") except sleeper-berth	Does not include any time resting in a parked vehicle. While a CMV is in motion, does not include up to 2 hours in passenger seat immediately before or after 8 consecutive hours in sleeper-berth.	February 27, 2012
Penalties	"Egregious" hours of service violations not specifically defined.	Driving (or allowing a driver to drive) 3 or more hours beyond the driving-time limit may be considered an egregious violation and subject to the maximum civil penalties.	February 27, 2012

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
In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of paperless logs by July 2013 with full adoption for all trucking companies no later than July 2015. It is uncertain if this adoption date will be challenged or extended. Although the Company is not currently required to install EOBR's in its tractors, the Company decided to install EOBR's in all of the Company's tractor models during 2011, which also includes electronic logs for our drivers. As of December 31, 2011, 100% of our tractors have EOBR's installed including electronic logs. The Company believes early adoption and implementation of EOBR's among the Company's fleet during 2011 has provided the Company cost savings by implementing EOBR's prior to any final rules by the FMCSA as well as positioning the Company for future rules mandating the use of EOBR's.
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

The California Air Resource Board also has adopted emission control regulations which will be applicable to all commercial vehicles traveling within the state of California. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, which allows them to phase in their compliance over time. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new trailers, may increase the cost of any new trailers that will operate in California, requires us to retrofit certain of our pre-2011 model year trailers that will operate in California, and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity in comparison with shipping demand, excess used tractors or trailers in comparison to used equipment demand at points we are selling used equipment, and downturns in customers’ business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, a decrease in shipping demand or an increase in the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel prices, costs of revenue equipment, tires, taxes, tolls, license and registration fees, insurance costs, driver pay to attract and retain drivers, driver recruitment costs, and healthcare for our employees. We could also be affected by strikes or other work stoppages at customer, port, border, or other shipping locations.

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

A significant portion of our revenue is generated from several major customers.  For the year ended December 31, 2012, our top 25 customers, based on revenue, accounted for approximately 75.8% of our gross revenue. One customer accounted for approximately 11.1% of gross revenue in 2012.  No other single customers accounted for more than ten percent of revenue. A reduction in or termination of our services by one or more of our major customers, or these customers encountering adverse economic conditions represent a greater potential for loss and could have a materially adverse effect on our business and operating results.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our historical policy of operating late-model revenue equipment requires us to expend significant amounts annually to maintain our fleet of revenue equipment.  We expect to pay for projected capital expenditures with cash flows from operations and in certain times, proceeds from sales of equipment being replaced.  If we are unable to generate sufficient cash from operations and sales of equipment being replaced, we would need to utilize available cash reserves or seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2012, all of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007.  The Company has experienced an approximate 21% increase in tractor prices for 2007 engine compliant tractors to tractors with 2010 engine compliance. As of December 31, 2012, approximately 51% of the Company's tractor fleet consisted of models with pre 2010 engine technology. Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the most recent EPA mandated clean air standards. The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect the Company’s results of operations.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases.  Management reviews estimates of depreciation to best reflect expected values of equipment at the end of the estimated useful life.  We generally do not have guaranteed residual values on any of our current tractor fleet. The sale/trade values on tractors have been historically determined at the point of an agreement for new replacement tractors and are largely reliant on the mileage of the equipment at the time of trade/sale. Should the used market conditions deteriorate, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political and economic market factors as well as terrorist attacks, weather, political unrest and war in foreign countries, all of which are generally outside our control and each of which may cause the price of fuel to increase.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of increases in fuel prices from customers through fuel surcharges, and have used derivative instruments designated as cash flow hedges on a limited basis.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of the Company’s incremental fuel expense.  Also, fuel surcharge agreements do not cover fuel consumed in non customer driven miles (i.e. empty or out of route miles) and fuel consumed by idling tractors. Therefore, fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future.  To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  In addition, competition for drivers, which is always intense, may increase even more as the overall demand for freight services increases with continued improvements in economic trends and conditions. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, or be required to further adjust our driver compensation package, which would lower our profitability. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

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

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use EOBR's in our tractors to electronically monitor tractor miles and enforce hours-of-service.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of paperless logs by July 2013 with full adoption for all trucking companies no later than July 2015. We converted our fleet to EOBR's including electronic log books during 2011. Such installation could cause an increase in driver turn-over, information that can be used in litigation, cost increases, and decreased asset utilization.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 and January 2010 which are discussed above in Item 1 of Part I of this Annual Report on Form 10-K. Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities, incurring indebtedness, and/or incurring large one-time expenses.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

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

If the estimated fair value of auction rate securities continue to remain below cost or if the fair value decreases significantly from the current fair value, we may be required to record an impairment of these investments, through a charge in the consolidated statement of comprehensive income, which could have a materially adverse effect on our earnings.

All of our long-term investments as of December 31, 2012 were in tax free, auction rate student loan educational bonds primarily backed by the U.S. government.  The investments typically have an interest reset provision of 35 days with contractual maturities that range from 21 to 27 years as of December 31, 2012.  At the reset date we historically had the option to roll the investments and reset the interest rate or sell the investments in an auction.  We historically received the par value of the investment plus accrued interest on reset date if the underlying investment was sold.  Of investments held at December 31, 2012, 41% had AAA (or equivalent) ratings from recognized rating agencies and the remainder held investment grade ratings.  We only hold senior positions of underlying securities.  We have not invested in other asset-backed securities and do not have direct securitized sub-prime mortgage loans exposure or loans to, commitments in, or investments in sub-prime lenders.  When we elect to participate in an auction and therefore sell investments, there is no guarantee that a willing buyer will purchase the security resulting in us receiving cash upon the election to sell.  During the quarter ended March 31, 2008 we began experiencing failures in the auction process of auction rate securities that have continued through December 31, 2012.  The result is a lack of liquidity in these investments. These investments were approximately 4.3% of our total assets at December 31, 2012.

As of December 31, 2012, all of our auction rate securities were associated with unsuccessful auctions.  Upon an unsuccessful auction, the interest rate of the underlying investment is reset to a default interest rate.  Until a subsequent auction is successful or the underlying security is called by the issuer, we will be unable to sell these securities.  Based on the unsuccessful auctions that began during February 2008 and continued through December 31, 2012, we have classified these investments as long-term investments.   In addition, we recorded an adjustment to fair value to reflect the lack of liquidity in these securities through an adjustment to accumulated other comprehensive loss.  Since auction failures began and continuing through December 31, 2012, there were no instances of delinquencies or non-payment of applicable interest from the issuers.  We have no assurance that we will be able to sell these investments at par and cannot predict whether future auctions related to our auction rate securities will be successful.  Should we have liquidity requirements before financial institutions provide liquidity to auction rate securities, we may be required to discount these securities in order to liquidate them.  We will continue to monitor these investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary.  Should estimated fair value continue to remain below cost or the fair value decrease significantly due to credit related issues, we may be required to record an impairment of these investments, through a charge in the consolidated statement of comprehensive income.  Based on our current financial position, we do not believe that we will have to sell these securities at a discount, however, if our financial condition changes and we were able to sell them at a discount, it could have a materially adverse effect on our financial results.

Under current U.S. generally accepted accounting principles (“GAAP”) for valuing investments reported as available-for-sale, we must value those assets at the prices that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  The estimated fair value of the underlying investments as of December 31, 2012 remains below amortized cost of the investments reflecting the lack of liquidity in the auction rate markets.  As a result of the fair value measurements, we recognized an unrealized loss and reduction to investments of $8.6 million during the year ended December 31, 2008.  Since the ARS liquidity issues began in 2008 the Company has received $177.2 million in calls, at par, of these securities. The unrealized loss on remaining investments was $1.3 million at December 31, 2012.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure including our communications with our fleet of revenue equipment.  We currently use a centralized computer network and regular communication to achieve system-wide load coordination.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching drivers and equipment, and billing and collecting for our services. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites and other events beyond our control. In the event of a significant system failure or if security over our system and external systems relied upon is compromised in any way, our business could experience significant disruption.

Concentrated ownership of our stock can influence shareholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 48% of our common stock. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased
North Liberty, Iowa	Yes	Yes	Yes	Owned
Ft. Smith, Arkansas (1)	No	No	No	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
Denver, Colorado	No	Yes	No	Leased
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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company’s common stock as reported by the NASDAQ Global Select Market and the Company’s dividends declared per common share from January 1, 2011 to December 31, 2012.

Period	High	Low	Dividends declared per Common Share
Calendar Year 2012
1st Quarter	$15.52	$13.80	$0.02
2nd Quarter	14.69	13.50	0.02
3rd Quarter	14.71	12.85	0.02
4th Quarter	14.36	12.43	1.02
Calendar Year 2011
1st Quarter	$18.04	$15.57	$0.02
2nd Quarter	18.12	15.32	0.02
3rd Quarter	17.37	12.75	0.02
4th Quarter	15.00	12.80	0.02

On February 27, 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $13.45 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 27, 2013, the Company had 199 stockholders of record of its common stock.  However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past thirty-eight consecutive quarters.  During 2012 and 2011, the Company declared quarterly dividends as detailed below.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 12, 2012	June 7, 2012	September 12, 2012	November 16, 2012
Record date	March 23, 2012	June 18, 2012	September 21, 2012	December 7, 2012
Payment date	April 3, 2012	July 3, 2012	October 2, 2012	December 17, 2012
Payment amount (per common share)	$0.02	$0.02	$0.02	$1.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.7	$86.7

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 11, 2011	June 13, 2011	September 12, 2011	November 29, 2011
Record date	March 24, 2011	June 24, 2011	September 23, 2011	December 9, 2011
Payment date	April 4, 2011	July 6, 2011	October 4, 2011	December 19, 2011
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$1.8	$1.7

During 2010 and 2012 the Company paid a special dividend of $1.00 per share on outstanding shares at the time of the special dividend declaration which was in addition to regular quarterly dividends declared. Amounts of these special dividends were $90.7 million in 2010 and $85.0 million in 2012.

The Company does not currently intend to discontinue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In September of 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  During February 2012 the Board of Directors increased the remaining number of authorized shares for repurchase to 5.0 million shares. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2012 for a total of $24.2 million. Approximately 3.2 million shares remained authorized for repurchase under the program as of December 31, 2012. The authorization remained open at December 31, 2012 and has no expiration date. There were 4.2 million shares repurchased during 2011 for a total of $56.4 million. Shares repurchased during 2012 and 2011 were accounted for as treasury stock. Shares purchased under the program prior to 2011 were retired.

The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

Shares repurchased during the three month period ended December 31, 2012 are as follows:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2012 - October 31, 2012	391,747	$13.48	391,747	3,553,891
November 1, 2012 - November 30, 2012	328,822	$13.49	328,822	3,225,069
December 1, 2012 - December 31, 2012	—	$—	—	3,225,069

Stock-based Compensation

On July 11, 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan authorized the issuance of up to 0.9 million shares and is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). In accordance with and subject to the provisions of the Plan, the Committee has the authority to determine all provisions of awards of restricted stock, including, without limitation, the employees of the Company who will receive awards, the number of shares awarded to individual employees, the time or times when awards will be granted, restrictions and other conditions (including, for example, the lapse of time) to which the vesting of awards may be subject, and other terms and conditions and form of agreement to be entered into by the Company and employees subject to awards of restricted stock. The Committee may allocate all or any portion of its responsibilities and powers under the Plan to any one or more of its members, the Chief Executive Officer, or other senior members of management as the Committee deems appropriate. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of stockholders of the Company.

The following table summarizes, as of December 31, 2012 , information about compensation plans under which our equity securities are authorized for issuance:

	Number of Securities to be Issued upon Expiration of Vesting Requirements	Weighted Average Stock Price on Date of Grant	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	276,800	$13.57	555,886

The following table summarizes the Company's restricted stock award activity for the years ended December 31, 2012 and December 31, 2011. There were no restricted stock awards granted or outstanding during the years ended December 31, 2010.

	2012
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351,000	$13.57
Granted	—	$—
Vested	(70,200)	$13.57
Forfeited	(4,000)	$13.57
Outstanding (unvested) at end of year	276,800	$13.57

	2011
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	351,000	$13.57
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of year	351,000	$13.57

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes thereto included in Item 7 of this Form 10-K.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Statements of Income Data:
Operating revenue	$545,745	$528,623	$499,516	$459,539	$625,600
Operating expenses:
Salaries, wages, and benefits	167,073	166,717	167,980	168,716	197,992
Rent and purchased transportation	6,273	7,527	9,460	11,138	18,703
Fuel	168,981	161,915	126,477	104,246	204,708
Operations and maintenance	25,282	20,938	17,086	14,913	15,575
Operating taxes and licenses	8,694	9,225	8,480	9,286	9,317
Insurance and claims	14,906	13,142	12,526	16,629	24,307
Communications and utilities	2,953	2,957	3,187	3,655	3,693
Depreciation (1)	57,158	57,226	61,949	58,730	46,109
Other operating expenses	14,633	14,552	14,239	12,970	16,807
Gain on disposal of property and equipment	(15,109)	(32,133)	(13,317)	(19,708)	(9,558)
	450,844	422,066	408,067	380,575	527,653
Operating income (1)	94,901	106,557	91,449	78,964	97,947
Interest income	674	773	1,424	2,338	9,132
Income before income taxes (1)	95,575	107,330	92,873	81,302	107,079
Federal and state income taxes	34,034	37,398	30,657	24,353	37,111
Net income (1)	$61,541	$69,932	$62,216	$56,949	$69,968
Weighted average shares outstanding
Basic	85,892	89,656	90,689	91,131	95,900
Diluted	86,201	89,673	90,689	91,131	95,900
Earnings per share (1)
Basic	$0.72	$0.78	$0.69	$0.62	$0.73
Diluted	$0.71	$0.78	$0.69	$0.62	$0.73
Dividends declared per share	$1.08	$0.08	$1.08	$0.08	$0.08
Balance Sheet data:
Net working capital (3)	$146,070	$167,772	$144,886	$77,460	$70,065
Total assets (3)	467,737	525,666	506,035	551,163	533,670
Stockholders' equity (2)	290,364	340,771	334,187	367,670	360,039
The Company had no long-term debt during any of the five years presented.

(1)
Effective January 1, 2009, the Company changed its estimate of depreciation expense on tractors acquired subsequent to January 1, 2009, to 150% declining balance, to better reflect the estimated trade value of the tractors at the estimated trade date.  Tractors acquired prior to December 31, 2008 were depreciated using the 125% declining balance method.

(2)
During 2010 and 2012 the Company paid a special dividend of $1.00 per share on outstanding shares at the time of the special dividend declaration which was in addition to regular quarterly dividends declared. Amounts of these special dividends were $90.7 million in 2010 and $85.0 million in 2012.

(3)
The Company maintains insurance accruals to reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers' compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.   During 2009 the Company identified errors related to the classification of current and long-term insurance accruals and the associated deferred tax implications.  As a result, the Company’s historical current assets, current liabilities and long-term liabilities were misstated.   In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the error was immaterial to the 2008 period.  Consequently, the Company revised its historical current and long-term liabilities as of December 31, 2008 to be consistent with the December 31, 2009 presentation which was consistently applied as of December 31, 2010, 2011 and 2012.  The change resulted in a decrease of $24 million to current assets and a decrease of $60.2 million to current liabilities from amounts previously reported as of December 31, 2008.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 74.3%, 72.8%, and 71.3% of the operating revenues for the year ended December 31, 2012, 2011 and 2010, respectively.  On-time customer service continues to be a key operating goal of the Company. The Company believes the keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.   During 2009 industry capacity (available trucks) significantly exceeded demands for freight services largely due to a significant decline in the U.S. economy and consumer spending. As such, there was significant downward pressure on freight rates throughout 2009 and into 2010. General economic conditions and downward pressure on freight rates caused increases in trucking company bankruptcies and other company tractor fleet reductions during this same period. As a result of trucking company failures and other company fleet reductions, during 2010, industry capacity came back in line with demand for freight services after a period of industry capacity significantly exceeding demand for freight services. During the periods of 2011 and 2012 there has been close balance of industry capacity and demand for freight services although the demand for freight services has not reached levels of demand that existed during the years immediately preceding 2009. Balancing of the industry capacity and demand of freight services has allowed the Company to obtain freight rate increases although these increases have not covered the Company's increases in operating costs. Competition for drivers, which is always intense, escalated during 2011 due to general improvements in the demand for freight services. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to explore new ideas and ways to attract and retain qualified drivers.

Containment of fuel cost continues to be one of management's top priorities. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012. Average Department of Energy ("DOE") diesel prices for 2009 through 2012 have been, $2.47, $3.00, $3.85, and $3.97, respectively. Most recently the DOE price was $4.16. The Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At December 31, 2012, 100% of the Company's tractor fleet is equipped with idle management controls. At December 31, 2012, the Company’s tractor fleet had an average age of 2.4 years and the Company's trailer fleet had an average age of 3.1 years. The average age of tractor equipment is expected to improve throughout 2013 as the Company takes delivery of new tractors and the trailer fleet is expected to remain consistent throughout 2013 with the sale of older units.

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

The Company hires only experienced drivers (minimum 1 year of driving experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates as well as safety pay incentives.

The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD. The Company was awarded Logistics Management Magazine Quest for Quality Award in 2012 for the tenth straight year, BP Lubricants USA safe driving award for the past five consecutive years, as well as being named Fleet Owners Magazine's 2011 Fleet of the Year. The Company also received the U.S. Environmental Protection Agency ("EPA") SmartWay® Excellence Award for 2012 for Company's ongoing fuel conservation efforts. During the past four years the Company has received sixty nine customer service awards and industry recognitions.

The Company has paid cash dividends over the past thirty-eight consecutive quarters, including special dividends of $196.5 million in May of 2007, $90.7 million in October of 2010, and $85.0 million in December 2012. In addition the Company has paid approximately $162.3 million to repurchase 12.2 million shares through stock repurchases over the past five years.

The Company ended the year of 2012 with operating revenues of $545.7 million, including fuel surcharges, net income of $61.5 million, and basic net income per share of $0.72 on basic weighted average outstanding shares of 85.9 million compared to operating revenues of $528.6 million, including fuel surcharges, net income of $69.9 million, and basic net income per share of $0.78 on basic weighted average shares of 89.7 million in 2011. The Company posted an 82.6% operating ratio (operating expenses as a percentage of operating revenues) for the year ended December 31, 2012 compared to 79.8% for the same period of 2011 and a 11.3% net margin (net income as a percentage of operating revenues) for 2012 compared to 13.2% in same period of 2011. The Company had total assets of $467.7 million at December 31, 2012. The Company achieved a return on assets of 11.6% and a return on equity of 17.7% over the immediate past four quarters ended December 31, 2012.

The Company’s cash flow from operations for the twelve months ended December 31, 2012 of $102.2 million was 18.7% of operating revenues compared to $99.1 million and 18.7% in 2011.  During 2012, the Company used $6.0 million in net investing cash flows, which was mainly the result of $37.6 million used in net purchases of revenue equipment, which was offset by $32.4 million in calls of auction rate securities during the year, at par. The Company used $116.1 million in financing activities directly related to $24.2 million used to repurchase shares of common stock and another $91.9 million used to pay dividends to our shareholders during 2012. As a result, the Company decreased cash and cash equivalents $19.9 million during the year ended December 31, 2012.  The Company ended 2012 with cash, cash equivalents, and investments of $139.9 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.6%	31.5%	33.6%
Rent and purchased transportation	1.1	1.4	1.9
Fuel	31.0	30.6	25.3
Operations and maintenance	4.6	4.0	3.4
Operating taxes and license	1.6	1.7	1.7
Insurance and claims	2.7	2.5	2.5
Communications and utilities	0.5	0.6	0.6
Depreciation	10.5	10.8	12.4
Other operating expenses	2.7	2.8	2.9
Gain on disposal of property and equipment	(2.8)	(6.1)	(2.7)
	82.6%	79.8%	81.7%
Operating income	17.4%	20.2%	18.3%
Interest income	0.1%	0.1%	0.3%
Income before income taxes	17.5%	20.3%	18.6%
Income taxes	6.2	7.1	6.1
Net income	11.3%	13.2%	12.5%

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011

Operating revenue increased $17.1 million (3.2%), to $545.7 million for the year ended December 31, 2012 from $528.6 million for the year ended December 31, 2011.  The increase in revenue was the result of a $4.6 million (4.3%) increase in fuel surcharge revenue from $107.8 million in 2011 to $112.4 million in 2012 and an increase in line haul and other revenues of $12.5 million (3.0%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 3.2% increase in average DOE diesel fuel prices during the year ended December 31, 2012 compared to the same period of 2011. Line haul revenues increased mainly as a result of freight rate increases offset by a slight decrease in loaded miles.

Salaries, wages, and benefits increased $0.4 million (0.2%), to $167.1 million for the year ended December 31, 2012 from $166.7 million in the 2011 period.  The increase was the result of a $0.8 million increase (0.7%) in driver wages, a $2.2 million increase in amortization of stock-based compensation awards, a $2.7 million (38.5%) decrease in workers' compensation, and a $0.1 increase in other compensation and benefits. The Company driver wage increase was mainly due an increase in miles driven. Amortization of stock-based compensation is related to restricted stock awards that were granted in December 2011 and therefore there was not any significant associated expense in the 2011 period. Based on outstanding awards at December 31, 2012, stock-based compensation is expected to decrease to approximately $1.0 million in 2013. Workers' compensation decreased due to frequency and severity of claims.

Rent and purchased transportation decreased $1.3 million (16.7%), to $6.3 million for the year ended December 31, 2012 from $7.5 million in the comparable period of 2011.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company. During the year ended December 31, 2012, independent contractors accounted for 1.5% of the total fleet miles compared to approximately 1.8% for the same period in 2011.

Fuel increased $7.1 million (4.4%), to $169.0 million for the year ended December 31, 2012 from $161.9 million for the same period of 2011. The increase is primarily the result of increased fuel prices, $4.7 million, and increased total miles, $2.4 million. Fuel cost per mile, net of fuel surcharge, increased 2.2% in the 2012 period compared to the same period of 2011.  The DOE average diesel price per gallon for the year ended December 31, 2012 was $3.97 per gallon compared to the same period of 2011 of $3.85 per gallon a 3.2% increase.   The difference in the increase in the DOE average price and the Company's fuel cost per mile, net of fuel surcharge is largely attributable to a slight increase in fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharge revenues, and a reduction of out of route miles.

Depreciation decreased $0.1 million (0.1%), to $57.2 million during the year ended December 31, 2012 from $57.2 million in the same period of 2011.  The decrease is mainly attributable to a decrease in average depreciation per tractor due to timing of tractor purchases and the Company's 150% declining balance tractor depreciation method offset by depreciation increase for trailer purchases during the current year. As tractors are depreciated using the declining balance method, depreciation expense declines in years subsequent to the first year after initial purchase.  The majority of the Company's current tractor fleet were purchased prior to 2012. Therefore each year after the initial purchase, depreciation expense is lower on a per unit basis. The decrease in tractor depreciation due to the aging of equipment was partially offset by higher depreciation on new tractors placed in service during 2012. Tractor depreciation decreased $3.2 million to $40.9 million for the year ended December 31, 2012 from $44.1 million in the same period 2011 as a result of the above items.   There was an increase of $3.4 million in trailer depreciation in the year ended December 31, 2012 compared to 2011.  The increase in trailer depreciation was the direct result of trailers that had previously been depreciated to salvage value in a prior period being replaced by new trailers during 2012. The change in all other depreciation was not significant. Due to our current tractor fleet upgrade project, increased costs of new tractor equipment, our tractor depreciation method, and our projected capital expenditures for 2013 regarding tractor equipment we expect depreciation to trend higher in 2013 as compared to depreciation expense for 2012.

Operating and maintenance expense increased $4.3 million (20.7%), to $25.3 million during the year ended December 31, 2012 from $20.9 million in the same period of 2011. Operating and maintenance costs increased $3.7 million mainly due to increased tire costs, resulting from a combination of amortization of tires on newly acquired revenue equipment, amortization of replacement tires, and increased tire prices paid in 2011 and 2012.

Insurance and claims increased $1.8 million (13.4% ) to $14.9 million for the year ended December 31, 2012 compared to $13.1 million for 2011 period. The increase was the result of an increase in the frequency of accidents and insurance expense.

Gains on the disposal of property and equipment decreased $17.0 million (53.0%), to $15.1 million during the year ended December 31, 2012 from $32.1 million in the same period of 2011.  The decrease was the combined effect of decreases in gains on sales of tractor equipment of $11.1 million and decreased gains on trailer equipment sales of $5.9 million. The decrease in gains on tractors and trailers was largely due to the Company selling approximately 66% less tractors and approximately 54% less trailer units during the year ended December 31, 2012 compared to the same period of 2011. The Company currently anticipates revenue equipment sale activity during 2013 to increase from 2012 levels due to the current tractor fleet upgrade program that is presently anticipated to occur through most of 2013.

Interest income decreased $0.1 million (12.8%), to $0.7 million in the year ended December 31, 2012 from $0.8 million in the 2011 period.   The decrease is mainly the result of lower average portfolio returns due to the continued historical lows of short-term interest rates. The decrease in the Company's overall return was largely attributable to a larger mix of cash and cash equivalents on average held throughout the year compared to the prior year due to calls of long-term auction rate security investments tied to longer term interest rates being converted to cash and cash equivalents upon receipt of calls of auction rate securities.

The Company’s effective tax rate was 35.6% and 34.8% for year ended December 31, 2012 and 2011, respectively.  The increase in the effective tax rate for 2012 is primarily attributable to a decrease in favorable income tax expense adjustments during the 2012 period compared to the same period of 2011 resulting from the roll off of certain state tax contingencies.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.6% during the year ended December 31, 2012 compared with 79.8% during the year ended December 31, 2011.  Net income decreased $8.4 million (12.0%), to $61.5 million for the year ended December 31, 2012 from $69.9 million during the compared 2011 period as a result of the net effects discussed above.

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010

Operating revenue increased $29.1 million (5.8%), to $528.6 million for the year ended December 31, 2011 from $499.5 million for the year ended December 31, 2010.  The increase in revenue was mainly the result of a $32.5 million (43.2%) increase in fuel surcharge revenue from $75.3 million in 2010 to $107.8 million in 2011.  Line haul and other revenues decreased $3.4 million (0.8%) on a decrease in total miles, offset by an increase in freight rates per total mile. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 28.4% increase in average DOE diesel fuel prices during the year ended December 31, 2011 compared to the same period of 2010, as well as an improvement in loaded miles versus total miles comparing the two periods.

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

Operating and maintenance expense increased $3.9 million (22.5%), to $20.9 million during the year ended December 31, 2011from $17.1 million in the same period of 2010. Operating and maintenance costs increased $3.6 million mainly due to increased tire costs, resulting from a combination of amortization of tires on newly acquired revenue equipment, amortization of replacement tires, and increased tire prices paid in 2011.

Gains on the disposal of property and equipment increased $18.8 million (141.3%), to $32.1 million during the year ended December 31, 2011 from $13.3 million in the same period of 2010.  The increase was the combined effect of increases in gains on sales of tractor equipment of $13.1 million and increased gains on trailer equipment sales of $5.7 million. The increase in gains on tractors and trailers was largely due to the Company selling approximately 57% more tractors and approximately 85% more trailer equipment during the year ended December 31, 2011 compared to the same period of 2010 due to favorable market conditions and the Company's continued fleet upgrade program. The Company intends to use strong pricing of used equipment as an opportunity to continue to upgrade its trailer fleet in 2012 but to a lesser extent than it did in 2011.

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

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and the compensation paid to drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007 and January 1, 2010, and driver comfort have resulted in higher tractor prices.  The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.  Tractors currently being purchased with engines meeting January 1, 2010 EPA requirements are approximately 21% more expensive than tractors that were purchased with engines meeting January 1, 2007 EPA requirements. Tractors previously acquired with engines meeting January 1, 2007 EPA requirements were approximately 37% more expensive than tractors that were purchased with engines meeting January 1, 2002 EPA requirements. General improvement of economic conditions and balancing of industry supply and the demand for freight services in 2010 and 2011 have allowed certain rate increases mainly in 2011 and 2012, although the rate increases received have significantly lagged the increased prices paid for new revenue equipment over the same period.

In addition to inflation, fluctuations in fuel prices can affect profitability.  Most of the Company’s contracts with customers contain fuel surcharge provisions.  Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.   Average DOE fuel prices during 2008 through 2012 are summarized below.

	Department of Energy Diesel Fuel Prices
	Annual High	Annual Low	Annual Average
2008	$4.764	$2.089	$3.761
2009	2.808	2.017	2.474
2010	3.331	2.756	2.998
2011	4.124	3.333	3.848
2012	4.150	3.648	3.971

Fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements in 2009, was 16.4%, 16.1%, 15.3%, and 15.1% for the years ended December 31, 2012, 2011, 2010, and 2009, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sale of equipment.  Significant fluctuations in fuel prices increase our cost of operations as the Company is unable to pass through all increases in fuel prices.  The Company is not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling so as there are significant changes in fuel prices the Company's operating results could be adversely effected.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended 2012 with cash and cash equivalents of $119.8 million. The Company’s primary source of liquidity has historically been from operating activities which during 2012 was $102.2 million compared to $99.1 million during the same period of 2011.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $9.7 million lower during 2012 compared to 2011 offset by an increase in cash flow generated by operating assets and liabilities of approximately $12.8 million.  The net increase in cash provided by operating assets and liabilities for 2012 compared to the same period of 2011 was mainly attributable to decreased spending on prepaid tires and an increase in accounts receivable. Cash flow from operating activities was 18.7% of operating revenues for the year ended December 31, 2012 compared with 18.7% for the same period of 2011.

Cash flows used in investing activities was $6.0 million during 2012 compared to cash flows used in investing activities of $16.9 million during 2011 or a decrease in cash used of $10.9 million.  The decrease in cash used in investing activities was mainly the result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $15.6 million. The company acquired approximately 39% fewer pieces of equipment in 2012 compared to 2011. Offsetting the reduction in net cash used for revenue equipment purchases was a reduction in cash provided from calls on ARS investments of $5.8 million. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $60 million to $65 million for 2013 most of which relates to the Company's upgrade of its tractor fleet throughout 2013. Although the Company expects to continue to sell trailers during 2013, there are no guaranteed commitments from third parties to buy trailers during 2013 and therefore these estimated trailer proceeds have not been used to reduce the Company's outstanding commitment.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  As of December 31, 2011 there were approximately 2.2 million remaining shares authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to a total of 5.0 million shares. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2012 for a total of $24.2 million, all of which were repurchased subsequent to the Board of Directors increased authorization in February 2012. The authorization remained open at December 31, 2012 and has no expiration date. Approximately 3.2 million shares remain authorized for repurchase under the program as of December 31, 2012. There were 4.2 million shares repurchased during 2011 for a total of $56.4 million. Shares repurchased during 2012 and 2011 were accounted for as treasury stock. Any shares purchased under the repurchase program prior to 2011 were retired. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration dates. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $42.8 million in 2012 which was $18.6 million higher than income taxes paid during 2011 of $24.2 million.   The increase is largely driven by an increase in estimated federal income tax payments as a result of 100% bonus depreciation for tax purposes on new tractor and trailer equipment purchases during 2011 and only 50% bonus depreciation allowed for 2012. As 100% of the purchase price of new equipment was expensed in 2011 for tax purposes, there will not be any tax depreciation deduction available on these assets' over the assets estimated tax life and therefore, cash payments for income taxes were significantly higher in 2012 compared to 2011 and there was less current year bonus depreciation on current year additions to offset this increase.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, existing cash, cash equivalents and investments, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At December 31, 2012, the Company had $139.9 million in cash, cash equivalents and investments, a decrease of $50.4 million from December 31, 2011 although the Company spent $147.2 million on net equipment purchases, stock repurchases, and a special dividend during the year ended December 31, 2012.

All of the Company’s long-term investment balances at December 31, 2012 and December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. All of the ARS holdings are backed by the U.S. government. As of December 31, 2011, 100% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies. As of December 31, 2012, 41% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) or upper medium grade investment (A) ratings from recognized rating agencies. Previous downgrades of U.S. debt, combined with the respective financial strength of underlying trusts of the ARS investments, equated to downgrades of a portion of our ARS holdings during 2012. This was deemed primarily due to the U.S. government backing of the underlying securities and the U.S. government's credit rating decline. Further, calls received during 2012 were primarily received on holdings that held higher ratings.

As of December 31, 2012, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $177.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $32.4 million and $38.1 million, received in the years ended December 31, 2012 and 2011 respectively. Accrued interest income is included in other current assets in the consolidated balance sheet.

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

The unrealized loss of $1.3 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of comprehensive income.  During the year ended December 31, 2012 the Company recorded unrealized gains of $1.8 million due to the reversal of prior period recorded unrealized losses as the Company received $32.4 million in calls, at par, during the year ended December 31, 2012. There were not any realized gains or losses related to these investments for the years ended December 31, 2012 and 2011. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2012.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase Obligation (1)	$44.3	$44.3	$—	$—	$—
Operating lease obligations	0.2	0.1	0.1	—	—
Obligations for unrecognized tax benefits (2)	23.1	—	—	—	23.1
	$67.6	$44.4	$0.1	$—	$23.1

(1)	Relates mainly to the Company's commitment on net revenue equipment purchases.
(2)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties. The Company is unable to reasonably determine when these amounts will be settled.

At December 31, 2012, the Company had a total of $15.7 million in gross unrecognized tax benefits, respectively.  Of this amount, $10.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2012.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $7.4 million at December 31, 2012 and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.5 million to an increase of $0.5 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2009 and forward. Tax years 2002 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2012 the Company did not have any significant capital lease obligations or outstanding long-term debt obligations.

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

Property, plant, and equipment

Management estimates the useful lives of revenue equipment based on estimated use of the asset. For tractors, it has been the historical practice of the Company to buy new tractor and trailer equipment directly from manufacturers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. The Company has not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as the Company's internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is the Company's historical maintenance programs which in management's opinion is critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. Tractors and trailers are depreciated using the 150% declining balance method and straight-line method, respectively, as management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers.

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2012, 2011, 2010.

Self-insurance accruals
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

Stock-based compensation
Compensation expense is recognized over the underlying service period required for an employee to become vested in a respective restricted stock award. The amount of the associated compensation expense is based on the fair value of the awards on the date of grant and reduced by estimated forfeitures and recognized over the required service period.

Income taxes
Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Recent tax law changes have not significantly affected the Company's expectation of tax rates. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. The Company has recorded a $0.4 million valuation allowance for deferred income tax assets associated with the unrealized loss due to auction rate securities fair value adjustments.   This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the deferred tax asset generated by the fair value adjustments. The Company has not recorded a valuation allowance against any other deferred tax assets as it is management's opinion that it is more likely than not the Company will be able to utilize the remaining deferred tax assets based on the Company's history of profitability and taxable income.

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

Auction rate securities
Auction rate security investments are valued at fair value applying a fair value hierarchy as established by applicable authoritative accounting guidance.  Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As there is no current active market for these securities, management utilizes a combination of internal discounted cash flow models with key inputs and assumptions being the discount rate, rate of return and duration as well as external market data provided by financial institutions.  Management does not consider there to be significant credit risk due to government support of the underlying loans and current credit ratings.  Management monitors its investments and ongoing market conditions to assess impairments considered to be other than temporary.  Should estimated fair values continue to remain below cost or the fair values decrease significantly from current fair values due to credit related issues, the Company may be required to record an impairment of these investments, through a charge in the consolidated statement of comprehensive income.  To date, the Company has not recorded any impairment of these investments in the consolidated statement of comprehensive income.

The Company performs an internal cash flow analysis on an individual investment basis to estimate fair value of ARS using inputs determined based on management's own internal considerations as well as information derived from other publicly available third party sources. This approach considers the anticipated estimated outstanding average life of the underlying student loans (range of two years to twelve years) that are the collateral to the trusts, principal outstanding, expected rates of returns over the average life of the underlying student loans using forward rate curves, and payout formulas.  The range of estimated outstanding lives is based on call notices received by the Company, communications with trusts, and communications with third party financial institutions. These underlying cash flows, by individual investment, were discounted using interest rates consistent with instruments of similar quality and duration adjusted for a lack of liquidity in the market.  The Company also obtains estimated fair value of ARS from a third party financial advisor. The Company obtains an understanding of assumptions in models used by the third party financial institution to estimate fair value. All of this information is considered when determining the estimated fair value of these instruments as recorded in the consolidated financial statements. The Company's discounted cash flow approach requires the use of multiple input factors including an estimated rate of return, base discount rate, and a liquidity discount rate to reflect the current lack of liquidity of ARS in capital markets due to auction failures. We understand that the models employed by the Company's third party financial advisor are also subject to changes in similar input factors. As such, the estimated fair value of ARS is subject to change based on significant changes to the underlying input factors. The Company records an adjustment, which is presented as part of stockholders' equity in the consolidated balance sheet, for any estimated differences between par value of the investments and estimated fair value as of the measurement date. The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate noting that this would not materially impact the recorded fair value.

The table below shows the input factors in the Company's cash flow models as of December 31, 2012 and December 31, 2011 for the ARS investments held on those dates.

	December 31, 2012	December 31, 2011
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.42-2.11%	0.68-2.92%
Discount rate	0.25-0.84%	0.48-1.14%
Liquidity discount rate	0.17-0.61%	0.55-1.16%

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements and the respective dates of adoption and effects on results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk changes in interest rates on our investments and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

Investments

All of the Company’s long-term investment balances at December 31, 2012 and at December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of comprehensive income.

Assuming the Company maintains long-term investment balances consistent with balances as of December 31, 2012, ($21.3 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.2 million.

Interest Rate Risk

The Company has no debt outstanding as of December 31, 2012 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. We use a significant amount of tires to maintain our revenue equipment. The Company is not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. Based on our evaluation under the framework in Internal Control– Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company’s auditor, KPMG LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this filing on page F-1.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company’s Proxy Statement for the annual shareholders’ meeting to be held on May 9, 2013 (the “Proxy Statement”).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2012, 2011, and 2010	S1

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
9.1
Voting Trust Agreement dated June 6, 1997 between Larry Crouse, as trustee under the Gerdin Educational Trusts, and Lawrence D. Crouse, voting trustee. Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1997. Commission file no. 0-15087.

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

**Filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013.

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

HEARTLAND EXPRESS, INC.

Date:	February 28, 2013	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2013
John P. Cosaert

/s/ Richard O. Jacobson	Director	February 28, 2013
Richard O. Jacobson

/s/ Benjamin J. Allen	Director	February 28, 2013
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 28, 2013
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 28, 2013
James G. Pratt

/s/ Tahira K. Hira	Director	February 28, 2013
Tahira K. Hira

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Des Moines, Iowa
February 28, 2013

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31 2012	December 31 2011
CURRENT ASSETS
Cash and cash equivalents	$119,838	$139,770
Trade receivables, net	46,555	44,198
Prepaid tires	6,603	12,820
Other current assets	2,281	1,932
Income tax receivable	2,351	314
Deferred income taxes, net	13,797	14,401
Total current assets	$191,425	$213,435
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,451
Buildings	26,761	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,266	7,324
Revenue equipment	378,583	355,905
	432,330	409,710
Less accumulated depreciation	189,959	161,269
Property and equipment, net	$242,371	$248,441
LONG-TERM INVESTMENTS	20,016	50,569
GOODWILL	4,815	4,815
OTHER ASSETS	9,110	8,406
	$467,737	$525,666
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,583	$9,088
Compensation and benefits	16,409	15,493
Insurance accruals	13,924	13,997
Other accruals	7,439	7,085
Total current liabilities	$45,355	$45,663
LONG-TERM LIABILITIES
Income taxes payable	$23,122	$24,077
Deferred income taxes, net	51,306	57,661
Insurance accruals less current portion	57,590	57,494
Total long-term liabilities	$132,018	$139,232
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2012 and 2011; outstanding 84,770 and 86,475 in 2012 and 2011, respectively	907	907
Additional paid-in capital	2,968	589
Retained earnings	368,313	398,706
Treasury stock, at cost; 5,919 and 4,214 shares in 2012 and 2011, respectively	(80,540)	(56,350)
Accumulated other comprehensive loss	(1,284)	(3,081)
	$290,364	$340,771
	$467,737	$525,666
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2012	2011	2010

OPERATING REVENUE	$545,745	$528,623	$499,516

OPERATING EXPENSES
Salaries, wages and benefits	$167,073	$166,717	$167,980
Rent and purchased transportation	6,273	7,527	9,460
Fuel	168,981	161,915	126,477
Operations and maintenance	25,282	20,938	17,086
Operating taxes and licenses	8,694	9,225	8,480
Insurance and claims	14,906	13,142	12,526
Communications and utilities	2,953	2,957	3,187
Depreciation	57,158	57,226	61,949
Other operating expenses	14,633	14,552	14,239
Gain on disposal of property and equipment	(15,109)	(32,133)	(13,317)
	450,844	422,066	408,067

Operating income	94,901	106,557	91,449

Interest income	674	773	1,424

Income before income taxes	95,575	107,330	92,873

Federal and state income taxes	34,034	37,398	30,657

Net income	$61,541	$69,932	$62,216
Other comprehensive income, net of tax	1,797	—	2,245
Comprehensive income	$63,338	$69,932	$64,461

Net income per share
Basic	$0.72	$0.78	$0.69
Diluted	$0.71	$0.78	$0.69

Weighted average shares outstanding
Basic	85,892	89,656	90,689
Diluted	86,201	89,673	90,689

Dividends declared per share	$1.08	$0.08	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2010	$907	$439	$371,650	$—	$(5,326)	$367,670
Net income	—	—	62,216	—	—	62,216
Other comprehensive income, net of tax	—	—	—	—	2,245	2,245
Dividends on common stock, $1.08 per share	—	—	(97,944)	—	—	(97,944)
Balance, December 31, 2010	907	439	335,922	—	(3,081)	334,187
Net income	—	—	69,932	—	—	69,932
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends on common stock, $0.08 per share	—	—	(7,148)	—	—	(7,148)
Repurchases of common stock	—	—	—	(56,350)	—	(56,350)
Stock-based compensation	—	150	—	—	—	150
Balance, December 31, 2011	907	589	398,706	(56,350)	(3,081)	340,771
Net income	—	—	61,541	—	—	61,541
Other comprehensive income, net of tax	—	—	—	—	1,797	1,797
Dividends on common stock, $1.08 per share	—	—	(91,934)	—	—	(91,934)
Repurchases of common stock	—	—	—	(24,190)	—	(24,190)
Stock-based compensation	—	2,379	—	—	—	2,379
Balance, December 31, 2012	$907	$2,968	$368,313	$(80,540)	$(1,284)	$290,364

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$61,541	$69,932	$62,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,821	57,876	61,949
Deferred income taxes	(5,751)	14,743	(8,440)
Amortization of stock-based compensation	2,379	150	—
Gain on disposal of property and equipment	(15,109)	(32,133)	(13,317)
Changes in certain working capital items:
Trade receivables	(2,357)	(2,579)	(4,258)
Prepaid expenses and other current assets	5,688	(6,459)	252
Accounts payable, accrued liabilities, and accrued expenses	953	(952)	1,609
Accrued income taxes	(2,992)	(1,498)	(1,404)
Net cash provided by operating activities	102,173	99,080	98,607
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	29,184	73,018	21,649
Purchases of property and equipment, net of trades	(66,811)	(126,257)	(14,551)
Maturity and calls of investments	32,350	38,125	79,225
Purchases of investments	—	—	(18,000)
Change in other assets	(704)	(1,818)	(217)
Net cash (used in) provided by investing activities	(5,981)	(16,932)	68,106
FINANCING ACTIVITIES
Cash dividends	(91,934)	(7,148)	(97,944)
Repurchases of common stock	(24,190)	(56,350)	—
Net cash used in financing activities	(116,124)	(63,498)	(97,944)
Net (decrease) increase in cash and cash equivalents	(19,932)	18,650	68,769
CASH AND CASH EQUIVALENTS
Beginning of period	139,770	121,120	52,351
End of period	$119,838	$139,770	$121,120
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$42,776	$24,152	$40,502
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$—	$14,604
Purchased property and equipment in accounts payable	$698	$1,683	$1,190

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $9.1 million at December 31, 2012 and $8.4 million at December 31, 2011 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.  The Company has classified its investment in auction rate securities as available-for-sale totaling $20.0 million and $50.6 million at December 31, 2012 and 2011, respectively.  Available-for-sale securities, comprised entirely of auction rate securities, are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders’ equity.  Realized gains and losses are determined on the basis of the specific securities sold.  Investments are reviewed quarterly for other-than-temporary impairments. Municipal bonds of $1.3 million at December 31, 2012 and 2011 are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on available-for-sale and held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned. See Note 3 for further discussion of fair value measurements of investments.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   The Company uses a percentage of aged receivable method and its write off history in estimating the allowance for bad debts.  The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis.  The Company is aggressive in its collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $0.8 million at December 31, 2012 and 2011.

Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.7 million for the years ended December 31, 2012 and 2011 has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 150% declining balance. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Furniture and fixtures	3-5
Shop & service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2012, 2011, and 2010, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $1.0 million, $1.2 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010.

Goodwill

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of the end of September each year and no other indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2012, 2011, and 2010.

Self –Insurance Accruals

Insurance accruals reflect the estimated cost for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends. Insurance accruals are not discounted. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $3.7 million and $3.5 million are included in other accruals in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Revenue and Expense Recognition

Revenue is recognized when freight is delivered and is estimated for loads in transit at the end of an accounting period based on the number of miles run prior to end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Fuel surcharge revenue charged to customers is earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $112.4 million, $107.8 million, and $75.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period.

Stock-based compensation

The Company has a stock-based compensation plan that provides for the grants of restricted stock awards to employees of the Company. The Company accounts for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $4.8 million is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards.

Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the year ended December 31, 2010 the Company did not have any common stock equivalents; therefore, diluted earnings per share were equal to basic earnings per share for those periods. During the year ended December 31, 2011 the Company granted shares of common stock to certain employees of the Company under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS") for 2012 and 2011 is as follows (in thousands, except per share data):

	2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$61,541	85,892	$0.72
Effect of restricted stock	—	309
Diluted EPS	$61,541	86,201	$0.71

	2011
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$69,932	89,656	$0.78
Effect of restricted stock	—	17
Diluted EPS	$69,932	89,673	$0.78

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2012, 2011, and 2010, comprehensive income consists of net income and unrealized gains on available-for-sale securities.

In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. The guidance was effective for the Company on January 1, 2012. The Company adopted this guidance on January 1, 2012. During the years ended December 31, 2012 and 2010 there was $1.8 million and $2.2 million, respectively, of income recorded directly in stockholders' equity related entirely to an unrealized gain on available for sale securities due to the reversal of a previously recorded reserve to adjust certain investments to estimated fair value based on calls of investments at par. During the year ended December 31, 2011 there were no amounts recorded directly in stockholders' equity and therefore there was no difference between net income and comprehensive income for this period.

Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a company is required to present significant amounts reclassified out of comprehensive income (loss) by the respective line items of net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will reflect the impact of these amendments, if any, beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive loss in the financial statements, the Company's financial position, results of operations or cash flows will not be impacted.

In September 2011 the FASB issued amendments to the guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for the reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Annual impairment tests are performed by the Company in the third quarter of each year. The adoption of this updated authoritative guidance did not have an impact on the consolidated financial statements and there were no impairment charges recognized during the third quarter of 2012 as a result of the Company's annual impairment tests.

In May 2011 the FASB issued new accounting guidance which relates to how to measure fair value and on what disclosures to provide about fair value measurements as a result of joint efforts by the FASB and International Accounting Standards Board ("IASB") to develop a single, converged fair value framework. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this authoritative guidance did not have an impact on the Company's fair value measurements and disclosures of the Company's fair value measurements.

Note 2.  Concentrations of Credit Risk and Major Customers

The Company’s major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  The Company’s five largest customers accounted for 39%, 38%, and 38% of total gross revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The Company's five largest customers accounted for 31% and 32% of gross accounts receivable as of December 31, 2012 and 2011, respectively.

Operating revenues from one customer exceeded 10% of total gross revenues in 2012, 2011, and 2010. Annual revenues for the account each year was $60.4 million, $69.3 million, and $62.9 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 3.  Investments and Fair Value Measurements

All of the Company’s long-term investment balances at December 31, 2012 and December 31, 2011 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. All of the ARS holdings are backed by the U.S. government. As of December 31, 2011, 100% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies. As of December 31, 2012, 41% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) or upper medium grade investment (A) ratings from recognized rating agencies.

Municipal bonds are classified as held to maturity, are carried at amortized cost and are included in other assets per the consolidated balance sheet. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at December 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
( in thousands)
December 31, 2012
Long-term:
Auction rate student loan educational bonds	$21,300	$—	$1,284	$20,016

December 31, 2011
Long-term:
Auction rate student loan educational bonds	$53,650	$—	$3,081	$50,569

The contractual maturities, calls received subsequent to December 31, 2012, and announced calls of available-for-sale securities at December 31, 2012 are detailed in the table below. The table is prepared based on information known to management as of December 31, 2012 as well as unannounced calls that were received prior to filing date of this report. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$25	$25
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	19,991	21,275
	$20,016	$21,300

As of December 31, 2012, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $177.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  This includes $32.4 million and $38.1 million, received in the years ended December 31, 2012 and 2011 respectively. Accrued interest income is included in other current assets in the consolidated balance sheet.

Estimated fair value of all auction rate security investments as of December 31, 2012 and December 31, 2011 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS as a result of auction failures beginning in February 2008.  The fair value of these investments as of the December 31, 2012 and December 31, 2011 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of December 31, 2012 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2011. Inputs used in Company models of all securities held as of December 31, 2012 and December 31, 2011, excluding investments whose fair value is estimated to be par value as of the reporting period due to call notices being received by the Company were as follows:

	December 31, 2012	December 31, 2011
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.42-2.11%	0.68-2.92%
Discount rate	0.25-0.84%	0.48-1.14%
Liquidity discount rate	0.17-0.61%	0.55-1.16%

The unrealized loss of $1.3 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of comprehensive income.  During the year ended December 31, 2012 the Company recorded unrealized gains of $1.8 million due to the reversal of prior period recorded unrealized losses as the Company received $32.4 million in calls, at par, during the year ended December 31, 2012. There were not any realized gains or losses related to these investments for the years ended December 31, 2012 and 2011. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The Company continues to evaluate the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $177.2 million as the result of calls by issuers which includes $32.4 million in calls received during the year ended December 31, 2012.   The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments nor has the Company sold any investments for less than par value of the underlying securities.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.  These investments represented 4.3% of the Company's total assets as of December 31, 2012.

•
There have not been any significant changes in collateralization or significant declines in ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of December 31, 2012, is in senior positions of investment grade rated securities and are backed by the U.S. government.

•
The Company is aware of continued trends in increases in default rates of the underlying student loans that are the assets to the trusts issuing the auction rate security debt, which management believes is due to current overall economic conditions and unemployment rates.  As the underlying loans are guaranteed by the U.S. Government, defaults of the loans accelerate payment of the underlying loan to the trust.  As trusts are no longer recycling repayment money for new loans, accelerated repayment of any student loan to the underlying trust would increase cash flows of the trust which would potentially result in partial calls by the underlying trusts.

•
As trusts are no longer recycling underlying loan repayment money for new loans, excess funds are being used to pay down debt of the trust therefore potentially resulting in partial calls of securities held by the Company prior to contractual maturities.

•
The Company is aware of recent transactions taking place in secondary markets as well as tender offers for ARS at subpar pricing. At this time, the Company does not intend to tender any holdings at subpar pricing. As other ARS debt holders tender ARS debt back to trusts at subpar pricing, the overall equity position of senior holdings of a trust is strengthened.

•	Current market activity and the lack of severity or extended decline do not warrant such action at this time.

Management will monitor its investments and ongoing market conditions in future periods to assess impairments considered to be other than temporary. Should fair value continue to remain below cost or decrease significantly from current levels due to credit related issues, the Company may be required to record an other than temporary impairment of these investments, through a charge in the consolidated statement of comprehensive income although the factors currently do not warrant such a charge.

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011.

	Available-for-sale debt securities
	(in thousands)
	2012	2011
Balance, January 1	$50,569	$88,694
Settlements	(32,350)	(38,125)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income, net of tax	1,797	—
Balance, December 31,	$20,016	$50,569

Note 4.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$305	$288
Accrued expenses	6,655	6,513
Stock-based compensation	579	46
Insurance accruals	27,549	27,677
Unrealized loss on available-for-sale investments	449	1,078
Indirect tax benefits of unrecognized tax benefits	5,658	5,767
Other	1,011	1,230
Total gross deferred tax assets	42,206	42,599
Less valuation allowance	(449)	(1,078)
Net deferred tax assets	41,757	41,521
Deferred income tax liabilities:
Property and equipment	(77,177)	(82,897)
Goodwill	(1,351)	(1,195)
Prepaid expenses	(738)	(689)
	(79,266)	(84,781)
Net deferred tax liability	$(37,509)	$(43,260)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2012 and 2011 as follows:

	2012	2011
	(in thousands)
Current assets, net	$13,797	$14,401
Noncurrent liabilities, net	(51,306)	(57,661)
	$(37,509)	$(43,260)

The Company had recorded a valuation allowance of $0.4 million and $1.1 million at December 31, 2012 and December 31, 2011, respectively, related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the years December 31, 2012, 2011 and 2010 as the deferred tax asset was fully reserved prior to changes in fair value adjustments recorded in 2012 and 2010.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2012	2011	2010
	(in thousands)
Current income taxes:
Federal	$38,148	$20,460	$40,165
State	1,636	2,195	(1,068)
	39,784	22,655	39,097
Deferred income taxes:
Federal	(5,890)	16,587	(7,804)
State	140	(1,844)	(636)
	(5,750)	14,743	(8,440)
Total	$34,034	$37,398	$30,657

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2012	2011	2010
	(in thousands)
Federal tax at statutory rate (35%)	$33,451	$37,565	$32,506
State taxes, net of federal benefit	1,554	981	(213)
Non-taxable interest income	(48)	(104)	(243)
Uncertain income tax penalties and interest, net	(616)	(1,159)	(1,377)
Other	(307)	115	(16)
	$34,034	$37,398	$30,657

At December 31, 2012 and December 31, 2011, the Company had a total of $15.7 million and $16.1 million in gross unrecognized tax benefits, respectively.  Of this amount, $10.1 million and $10.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2012 and December 31, 2011.  Unrecognized tax benefits were a net decrease of $0.3 million and $2.1 million during the years ended December 31, 2012 and 2011, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $7.4 million and $8.0 million at December 31, 2012 and December 31, 2011 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the years ended December 31, 2012, 2011 and 2010 was a benefit of approximately $0.6 million, $1.2 million, and $1.4 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2012, 2011 and 2010 due to reversals of interest and penalties due to lapse of applicable statute of limitations, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance at January 1,	$16,062	$18,140
Additions based on tax positions related to current year	1,146	1,200
Additions for tax positions of prior years	1,075	—
Reductions for tax positions of prior years	(134)	—
Reductions due to lapse of applicable statute of limitations	(2,426)	(3,278)
Settlements	—	—
Balance at December 31,	$15,723	$16,062

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.5 million to an increase of $0.5 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2009 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 5.  Accident and Workers’ Compensation Insurance Liabilities

The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $2.0 million for any individual claim. Liabilities in excess of these amounts are covered by insurance up to $55.0 million in the aggregate for the coverage period.

The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim. Liabilities in excess of this amount are covered by insurance.  The State of Iowa initially required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2012 total deposits in this account were $1.3 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other assets on the consolidated balance sheets.  In addition, the Company has provided its insurance carriers with letters of credit totaling approximately $3.2 million in connection with its liability and workers’ compensation insurance arrangements.  There were no outstanding balances due on the letters of credit at December 31, 2012 or 2011.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2012 and 2011.

Note 6. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  As of December 31, 2011 there were approximately 2.2 million shares remaining authorized for repurchase under a repurchase program. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to a total of 5.0 million shares. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2012 for a total of $24.2 million all of which were repurchased subsequent to the Board of Directors increased authorization in February 2012. The authorization remains open at December 31, 2012 and has no expiration date. Approximately 3.2 million shares remain authorized for repurchase under the program as of December 31, 2012. There were 4.2 million shares repurchased during 2011 for a total of $56.4 million and there were no shares repurchased in 2010. Shares repurchased during 2012 and 2011 were accounted for as treasury stock. Any shares purchased under the repurchase program prior to 2011 were retired. The repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2012, 2011 and 2010 the Company’s Board of Directors declared regular quarterly dividends totaling $6.9 million, $7.1 million, and $7.3 million.  The Company paid a special dividend of $85.0 million during the fourth quarter of 2012 and $90.7 million during the third quarter of 2010 . Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. The shares granted under the Plan are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $2.4 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. Unrecognized compensation expense was $2.2 million at December 31, 2012. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following table summarizes the Company's restricted stock award activity for the years ended December 31, 2012 and December 31, 2011. The vesting date for all awards vested in 2012 was June 1, 2012. There were no restricted stock awards granted or outstanding during 2010.

	2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351	$13.57
Granted	—	$—
Vested	(70)	$13.57
Forfeited	(4)	$13.57
Outstanding (unvested) at end of year	277	$13.57

	2011
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	351	$13.57
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of year	351	$13.57

Note 8.  Profit Sharing Plan and Retirement Plan

The Company has a retirement savings plan (the "Plan") for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plan provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees.  Company profit sharing contributions totaled approximately $0.7 million, $0.8 million, and $0.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 9.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2012, including amounts due on equipment received prior to December 31, 2012, but not paid for, was $44.3 million.

Note 10. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2012
Operating revenue	$134,833	$139,710	$135,010	$136,192
Operating income	23,778	26,748	19,667	24,708
Income before income taxes	23,920	26,915	19,858	24,882
Net income	16,588	18,227	12,434	14,292
Net income per share, basic	0.19	0.21	0.15	0.17
Net income per share, diluted	0.19	0.21	0.14	0.17

Year ended December 31, 2011
Operating revenue	$127,692	$137,192	$132,529	$131,210
Operating income	21,873	32,687	25,132	26,865
Income before income taxes	22,110	32,895	25,306	27,019
Net income	14,879	22,532	15,399	17,122
Net income per share, basic	0.16	0.25	0.17	0.20
Net income per share, diluted	0.16	0.25	0.17	0.20

Note 11.  Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K for disclosure. No events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$791	$205	$—	$167	$829
Year ended December 31, 2011	775	83	—	67	791
Year ended December 31, 2010	775	3	—	3	775

S1