Form 10-Q
period 2013-03-31
HEARTLAND EXPRESS INC
filed 2013-05-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2013
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

At May 9, 2013, there were 84,769,619 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31 2013	December 31 2012
CURRENT ASSETS
Cash and cash equivalents	$127,506	$119,838
Trade receivables, net	51,747	46,555
Prepaid tires	5,834	6,603
Other current assets	10,204	2,281
Income tax receivable	—	2,351
Deferred income taxes, net	14,251	13,797
Total current assets	$209,542	$191,425
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,451
Buildings	27,559	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,257	7,266
Revenue equipment	395,857	378,583
	450,393	432,330
Less accumulated depreciation	178,682	189,959
Property and equipment, net	$271,711	$242,371
LONG-TERM INVESTMENTS	19,991	20,016
GOODWILL	4,815	4,815
OTHER ASSETS	9,141	9,110
	$515,200	$467,737
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,590	$7,583
Compensation and benefits	17,316	16,409
Insurance accruals	12,631	13,924
Income taxes payable	5,638	—
Other accruals	8,458	7,439
Total current liabilities	$71,633	$45,355
LONG-TERM LIABILITIES
Income taxes payable	$22,118	$23,122
Deferred income taxes, net	54,938	51,306
Insurance accruals less current portion	57,760	57,590
Total long-term liabilities	$134,816	$132,018
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2013 and 2012; outstanding 84,770 in 2013 and 2012	907	907
Additional paid-in capital	3,322	2,968
Retained earnings	386,346	368,313
Treasury stock, at cost; 5,919 shares in 2013 and 2012	(80,540)	(80,540)
Accumulated other comprehensive loss	(1,284)	(1,284)
	$308,751	$290,364
	$515,200	$467,737
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2013	2012

OPERATING REVENUE	$134,273	$134,833

OPERATING EXPENSES
Salaries, wages and benefits	$40,598	$41,996
Rent and purchased transportation	1,298	1,662
Fuel	42,978	42,705
Operations and maintenance	5,441	5,652
Operating taxes and licenses	2,416	2,075
Insurance and claims	2,860	2,514
Communications and utilities	774	747
Depreciation	15,066	13,939
Other operating expenses	3,813	3,979
Gain on disposal of property and equipment	(11,178)	(4,214)
	104,066	111,055

Operating income	30,207	23,778

Interest income	123	142

Income before income taxes	30,330	23,920

Federal and state income taxes	10,596	7,332

Net income	$19,734	$16,588
Other comprehensive income, net of tax	—	—
Comprehensive income	$19,734	$16,588

Net income per share
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Weighted average shares outstanding
Basic	84,770	86,475
Diluted	85,046	86,826

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2012	$907	$2,968	$368,313	$(80,540)	$(1,284)	$290,364
Net income	—	—	19,734	—	—	19,734
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends on common stock, $0.02 per share	—	—	(1,701)	—	—	(1,701)
Stock-based compensation	—	354	—	—	—	354
Balance, March 31, 2013	$907	$3,322	$386,346	$(80,540)	$(1,284)	$308,751

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$19,734	$16,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,232	14,105
Deferred income taxes	3,178	(3,054)
Amortization of stock-based compensation	354	902
Gain on disposal of property and equipment	(11,178)	(4,214)
Changes in certain working capital items:
Trade receivables	(5,192)	(5,921)
Prepaid expenses and other current assets	(2,052)	(1,445)
Accounts payable, accrued liabilities, and accrued expenses	1,393	2,278
Accrued income taxes	6,985	9,123
Net cash provided by operating activities	28,454	28,362
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	17,452	8,186
Purchases of property and equipment, net of trades	(38,232)	(3,980)
Maturity and calls of investments	25	25
Change in other assets	(31)	(51)
Net cash (used in) provided by investing activities	(20,786)	4,180
FINANCING ACTIVITIES
Net cash used in financing activities	—	—
Net increase in cash and cash equivalents	7,668	32,542
CASH AND CASH EQUIVALENTS
Beginning of period	119,838	139,770
End of period	$127,506	$172,312
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$434	$1,264
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$18,752	$986
Common stock dividends declared in accounts payable	$1,701	$1,736

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2013. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2013 other than detailed in the Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new accounting guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a company is required to present significant amounts reclassified out of comprehensive income (loss) by the respective line items of net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard did not change the current requirements for reporting net income, other comprehensive income, or accumulated other comprehensive loss in the financial statements, the Company's financial position, results of operations or cash flows was not impacted. There were no amounts reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2013.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2013.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $9.1 million at March 31, 2013 and $9.1 million at December 31, 2012 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s long-term investment balances at March 31, 2013 and December 31, 2012 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. All of the ARS holdings are backed by the U.S. government. As of March 31, 2013 and December 31, 2012, 41% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) or upper medium grade investment (A) ratings from recognized rating agencies.

Municipal bonds of $1.4 million at March 31, 2013 and $1.3 million at December 31, 2012 are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets. Differences between amortized cost and fair value of municipal bonds are not considered material. Auction rate securities are classified as available-for-sale and therefore are carried at fair value as estimated using Level 3 fair value inputs. The amortized cost and fair value of available-for-sale investments at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
( in thousands)
March 31, 2013
Long-term:
Auction rate student loan educational bonds	$21,275	$—	$1,284	$19,991

December 31, 2012
Long-term:
Auction rate student loan educational bonds	$21,300	$—	$1,284	$20,016

The contractual maturities, calls received subsequent to March 31, 2013, and announced calls of available-for-sale securities at March 31, 2013 are detailed in the table below. The table is prepared based on information known to management as of March 31, 2013 as well as unannounced calls that were received prior to filing date of this report. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	19,991	21,275
	$19,991	$21,275

As of March 31, 2013, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $177.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  Accrued interest income is included in other current assets in the consolidated balance sheet.

Estimated fair value of all auction rate security investments as of March 31, 2013 and December 31, 2012 was calculated using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS as a result of auction failures beginning in February 2008.  The fair value of these investments as of the March 31, 2013 and December 31, 2012 measurement dates could not be determined with precision based on lack of observable market data and could vary significantly in future measurement periods.

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

The table below shows the inputs in the Company's cash flow models as of March 31, 2013 for the remaining ARS investments compared to the inputs used in cash flow models as of December 31, 2012. Inputs used in Company models of all securities held as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Average life of underlying loans	2-12 years	2-12 years
Rate of return	0.43-2.31%	0.42-2.11%
Discount rate	0.27-0.94%	0.25-0.84%
Liquidity discount rate	0.25-0.63%	0.17-0.61%

The unrealized loss of $1.3 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of comprehensive income.   There were not any realized or unrealized gains or losses related to these investments for the three months ended March 31, 2013 and 2012. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

The Company continues to evaluate the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $177.2 million as the result of calls by issuers.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments nor has the Company sold any investments for less than par value of the underlying securities.

•
Based on the Company's financial operating results, current cash balances, operating cash flows and debt free balance sheet, the Company does not have the intent to sell such securities at a discount and it is not more likely than not to be required to sell the securities before they recover their value.  These investments represented 3.9% of the Company's total assets as of March 31, 2013.

•
There have not been any significant changes in collateralization or significant declines in ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of March 31, 2013, is in senior positions of investment grade rated securities and are backed by the U.S. government.

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

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012.

	Available-for-sale debt securities
	(in thousands)
	2013	2012
Balance, January 1	$20,016	$50,569
Settlements	(25)	(25)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income, net of tax	—	—
Balance, March 31,	$19,991	$50,544

Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.2 million for the three months ended March 31, 2013 and 2012 has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 150% declining balance. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each period.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2013 and March 31, 2012 the Company had shares of restricted stock outstanding related to shares granted under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2013 and March 31, 2012 is as follows (in thousands, except per share data):

	Three months ended March 31, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,734	84,770	$0.23
Effect of restricted stock	—	276
Diluted EPS	$19,734	85,046	$0.23

	Three months ended March 31, 2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$16,588	86,475	$0.19
Effect of restricted stock	—	351
Diluted EPS	$16,588	86,826	$0.19

Note 8. Stockholders' Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of March 31, 2013. There were no shares repurchased during the three months ended March 31, 2013. The authorization remains open at March 31, 2013 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

During the three months ended March 31, 2013 and 2012 the Company’s Board of Directors declared regular quarterly dividends totaling $1.7 million and $1.7 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2013 or 2012. The shares granted under the Plan are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.4 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. Unrecognized compensation expense was $1.9 million at March 31, 2013. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following table summarizes the Company's restricted stock award activity for the three months ended March 31, 2013 and March 31, 2012.

	Three months ended March 31, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	—	—
Vested	—	—
Forfeited	(2.4)	13.57
Outstanding (unvested) at end of period	274.4	$13.57

	Three months ended March 31, 2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351.0	$13.57
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding (unvested) at end of period	351.0	$13.57

Note 10.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $0.4 million and at March 31, 2013 and December 31, 2012 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the three months ended March 31, 2013 and 2012. The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At March 31, 2013 and December 31, 2012, the Company had a total of $15.1 million and $15.7 million in gross unrecognized tax benefits, respectively.  Of this amount, $9.5 million and $10.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2013 and December 31, 2012.  Unrecognized tax benefits were a net decrease of $0.6 million and $0.9 million during the three months ended March 31, 2013 and 2012, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $7.0 million and $7.4 million at March 31, 2013 and December 31, 2012 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three months ended March 31, 2013 and 2012 was a benefit of approximately $0.4 million and $0.8 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the three months ended March 31, 2013 and 2012 due to reversals of interest and penalties due to lapse of applicable statute of limitations, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2013
(in thousands)
Balance at January 1,	$15,723
Additions based on tax positions related to current year	208
Additions for tax positions of prior years	616
Reductions for tax positions of prior years	(185)
Reductions due to lapse of applicable statute of limitations	(1,257)
Settlements	—
Balance at March 31,	$15,105

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.2 million to $1.2 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2010 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 11.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of estimated tractor sale commitments, and trailer equipment, at March 31, 2013, including amounts due on equipment received prior to March 31, 2013, but not paid for, was $19.3 million.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q for disclosure. No events occurred requiring disclosure.

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

References in this Quarterly Report to “we,” “us,” “our,” “Heartland,” or the “Company” or similar terms refer to Heartland Express, Inc. and its subsidiaries.

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 74.6% and 73.9%, of the operating revenues for the three months ended March 31, 2013 and 2012, respectively.  On-time customer service continues to be a key operating goal of the Company. The Company believes the keys to maintaining a high level of service are the availability of late-model equipment and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.   During 2009 industry capacity (available trucks) significantly exceeded demands for freight services largely due to a significant decline in the U.S. economy and consumer spending. As such, there was significant downward pressure on freight rates throughout 2009 and into 2010. General economic conditions and downward pressure on freight rates caused increases in trucking company bankruptcies and other company tractor fleet reductions during this same period. As a result of trucking company failures and other company fleet reductions, during 2010, industry capacity came back in line with demand for freight services after a period of industry capacity significantly exceeding demand for freight services. During the periods of 2011 and 2012 there was a close balance of industry capacity and demand for freight services although the demand for freight services has not reached levels of demand that existed during the years immediately preceding 2009. There has not been any significant changes to the freight environment during the first three months of 2013 including no significant changes to industry capacity and demand for freight services and the first quarter of each year is historically the lowest quarter for overall freight demand. Balancing of the industry capacity and demand of freight services has allowed the Company to obtain freight rate increases although these increases have not covered the Company's increases in operating costs. Competition for drivers, which is always intense, escalated during 2011 due to general improvements in the demand for freight services as the result of the factors previously mentioned. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to explore new ideas and ways to attract and retain qualified drivers.

Containment of fuel cost continues to be one of management's top priorities. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012. Average Department of Energy ("DOE") diesel prices for 2009 through 2012 have been, $2.47, $3.00, $3.85, and $3.97, respectively. The DOE average price per gallon of diesel fuel during the 1st quarter of 2013 was $4.03 compared to $3.99 during the 1st quarter of 2012 and was $3.85 as of May 6, 2013. The Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs.

At March 31, 2013, 100% of the Company's tractor fleet is equipped with idle management controls. At March 31, 2013, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 3.1 years. The average age of tractor equipment is expected to improve throughout 2013 as the Company takes delivery of new tractors and the trailer fleet is expected to remain consistent throughout 2013 with the sale of older units.

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

The Company ended the first quarter of 2013 with operating revenues of $134.3 million, including fuel surcharges, net income of $19.7 million, and basic net income per share of $0.23 on basic weighted average outstanding shares of 84.8 million compared to operating revenues of $134.8 million, including fuel surcharges, net income of $16.6 million, and basic net income per share of $0.19 on basic weighted average shares of 86.5 million in the comparative 2012 period. The Company posted an 77.5% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2013 compared to 82.4% for the same period of 2012 and a 14.7% net margin (net income as a percentage of operating revenues) for the first quarter of 2013 compared to 12.3% in same period of 2012. The Company had total assets of $515.2 million at March 31, 2013. The Company achieved a return on assets of 12.4% and a return on equity of 19.3% over the immediate past four quarters ended March 31, 2013 compared to 13.2% and 20.2%, respectively, for the immediate past four quarters ended March 31, 2012.

The Company’s cash flow from operations for the three months ended March 31, 2013 of $28.5 million was 21.2% of operating revenues compared to $28.4 million and 21.0% in 2012.  During the first quarter of 2013, the Company used $20.8 million in net investing cash flows, which was the result of $20.8 million used in net purchases of revenue equipment. There were no amounts expended for financing activities in the first quarter of 2013. As a result, the Company increased cash and cash equivalents $7.7 million during the three months ended March 31, 2013.  The Company ended the first quarter of 2013 with cash, cash equivalents, and investments of $147.5 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.2%	31.1%
Rent and purchased transportation	1.0	1.2
Fuel	32.0	31.7
Operations and maintenance	4.1	4.2
Operating taxes and license	1.8	1.5
Insurance and claims	2.1	1.9
Communications and utilities	0.6	0.6
Depreciation	11.2	10.3
Other operating expenses	2.8	3.0
Gain on disposal of property and equipment	(8.3)	(3.1)
	77.5%	82.4%
Operating income	22.5%	17.6%
Interest income	0.1%	0.1%
Income before income taxes	22.6%	17.7%
Income taxes	7.9	5.4
Net income	14.7%	12.3%

Three Months Ended March 31, 2013 Compared With the Three Months March 31, 2012

Operating revenue decreased $0.6 million (0.4%), to $134.3 million for the three months ended March 31, 2013 from $134.8 million for the three months ended March 31, 2012.  The decrease in revenue was mainly the result of a $0.3 million (0.2%) net decrease in line haul revenues and an additional decrease of $0.2 million (0.1%) in other revenues. The net line haul revenue decrease was the result of a 3.3% decrease in loaded miles offset by increases in freight rates. Fuel surcharge revenues were unchanged at $28.0 million for both periods. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles.

Salaries, wages, and benefits decreased $1.4 million (3.3%), to $40.6 million for the three months ended March 31, 2013 from $42.0 million in the 2012 period.  The decrease was the result of a $0.6 million decrease (2.1%) in driver wages, a $0.5 million (60.8%) decrease in amortization of stock-based compensation awards, a $0.4 million (63.5%) decrease in workers' compensation, and a $0.1 increase in other compensation and benefits. The Company driver wage decrease was primarily due to a decrease in miles driven. Amortization of stock-based compensation is related to restricted stock awards that were granted in December 2011 and expensed over the respective service requirement periods. As the first of five vesting periods ended June 1, 2012, expense associated with the first vesting period was recognized over 5.5 months expense and therefore higher in the first quarter of 2012 compared to the remaining unvested awards in the first quarter of 2013. Workers' compensation decreased due to frequency and severity of claims.

Rent and purchased transportation decreased $0.4 million (21.9%), to $1.3 million for the three months ended March 31, 2013 from $1.7 million in the comparable period of 2012.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company. During the first quarter ended March 31, 2013, independent contractors accounted for 1.2% of the total fleet miles compared to approximately 1.6% for the same period in 2012.

Fuel increased $0.3 million (0.6%), to $43.0 million for the three months ended March 31, 2013 from $42.7 million for the same period of 2012. The increase is primarily the result of increased fuel prices and higher tractor idle usage of fuel due to harsher winter condiditions comparing the two periods, $1.2 million, offset by $0.9 million decrease due to less total miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 3.9% in the 2013 period compared to the same period of 2012.  The DOE average diesel price per gallon for the three months ended March 31, 2013 was $4.03 per gallon compared to the same period of 2012 of $3.99 per gallon a 1.0% increase.

Depreciation increased $1.1 million (8.1%), to $15.1 million during the three months ended March 31, 2013 from $13.9 million in the same period of 2012.  The increase is mainly attributable to an increase in tractor depreciation ($1.0 million) due to new trailers acquired throughout 2012 which replaced trailers that had been previously depreciated to estimated salvage values. Tractor depreciation increased slightly ($0.1 million) due to higher costs on new tractors replacing older fleet tractors. Due to our current tractor fleet upgrade project, increased costs of new tractor equipment, our tractor depreciation method, new trailers purchased throughout 2012, and our projected capital expenditures for 2013 regarding tractor equipment, we expect depreciation to trend higher for each quarter in 2013 as compared to depreciation expense for 2012.

Operating and maintenance expense decreased $0.2 million (3.7%), to $5.4 million during the three months ended March 31, 2013 from $5.7 million in the same period of 2012. Operating and maintenance costs decreased $1.2 million mainly due to decreased tire costs, resulting from lower amortization of replacement tires, offset by approximately $1.0 million increase in revenue equipment maintenance costs due to harsher first quarter weather conditions and current tractor trade cycle.

Insurance and claims increased $0.3 million (13.8%) to $2.9 million for the three months ended March 31, 2013 compared to $2.5 million for 2012 period. The increase was the result of an increase in the frequency of accidents and insurance expense.

Gains on the disposal of property and equipment increased $7.0 million (165.3%), to $11.2 million during the three months ended March 31, 2013 from $4.2 million in the same period of 2012.  The increase was the combined effect of increases in gains on sales of tractor equipment of $5.5 million, increased gains on trailer equipment sales of $1.4 million, and a $0.1 million increase in gains on sale of other equipment. The increase in gains on tractors and trailers was largely due to the Company selling approximately 4.5 times the amount of tractors in the first quarter of 2013 compared 2012 and approximately the same number of trailers in the first quarter of 2013 compared to 2012 but with a higher value received for sold units compared to estimated salvage values. The Company currently anticipates gains on sale of equipment during 2013 to increase from 2012 levels due to the current tractor fleet upgrade program that is presently anticipated to occur through most of 2013.

The Company’s effective tax rate was 34.9% and 30.7% for three months ended March 31, 2013 and 2012, respectively.  The increase in the effective tax rate for 2013 is primarily attributable to a decrease in favorable income tax expense adjustments during the 2013 period compared to the same period of 2012 resulting from the roll off of certain state tax contingencies combined with a 26.8% increase in taxable income.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 77.5% during the three months ended March 31, 2013 compared with 82.4% during the three months ended March 31, 2012.  Net income increased $3.1 million (19.0%), to $19.7 million for the quarter ended March 31, 2013 from $16.6 million during the compared 2012 quarter as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended the first quarter of 2013 with cash and cash equivalents of $127.5 million. The Company’s primary source of liquidity has historically been from operating activities which during the first three months of 2013 was $28.5 million compared to $28.4 million during the same period of 2012.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $3.0 million higher during 2013 compared to 2012 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $2.9 million.  The net decrease in cash provided by operating assets and liabilities for 2013 compared to the same period of 2012 was mainly attributable to changes period over period of accrued income taxes. Cash flow from operating activities was 21.2% of operating revenues for the three months ended March 31, 2013 compared with 21.0% for the same period of 2012.

Cash flows used in investing activities was $20.8 million during first quarter of 2013 compared to cash flows provided by investing activities of $4.2 million during the same period of 2012 or a increase in cash used of $25.0 million.  The increase in cash used in investing activities was mainly the result of an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $25.0 million. The increased cash used for net capital expenditures was directly related to an increase in tractors purchased during the first quarter of 2013 compared to the same period of 2012. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $55 million to $60 million for 2013 most of which relates to the Company's upgrade of its tractor fleet throughout 2013. Although the Company expects to continue to sell trailers during 2013, there are no guaranteed commitments from third parties to buy trailers during 2013 and therefore these estimated trailer proceeds have not been used to reduce the Company's outstanding commitment.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of March 31, 2013. There were no shares repurchased during the three months ended March 31, 2013. The authorization remains open at March 31, 2013 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $0.4 million in 2013 which was $0.8 million lower than income taxes paid during 2012 of $1.3 million.   The decrease is largely driven by an decrease in federal income tax payments as a result of a payment due with filing the 2011 federal tax return in the first quarter of 2012 and no payment due with the filing of the 2012 federal income tax return in the first quarter of 2013.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, existing cash, cash equivalents and investments, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At March 31, 2013, the Company had $147.5 million in cash, cash equivalents and investments, an increase of $7.6 million from December 31, 2012 although the Company spent $20.8 million on net equipment purchases during the quarter ended March 31, 2013.

All of the Company’s long-term investment balances at March 31, 2013 and March 31, 2012 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  The investments typically have an interest reset provision of 35 days with contractual maturities that currently range from June 1, 2034 to May 1, 2040.  At the reset date, the Company has the option to roll the investments and reset the interest rate or sell the investments in an auction. The Company receives the par value of the investment plus accrued interest on the reset date if the underlying investment is sold. All of the ARS holdings are backed by the U.S. government. As of March 31, 2013, 41% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) or upper medium grade investment (A) ratings from recognized rating agencies. Previous downgrades of U.S. debt, combined with the respective financial strength of underlying trusts of the ARS investments, equated to downgrades of a portion of our ARS holdings during 2012 that did not change during 2013. This was deemed primarily due to the U.S. government backing of the underlying securities and the U.S. government's credit rating decline.

As of March 31, 2013, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions.  As such, the estimated fair value of the underlying investments had declined below amortized cost of the investments as a result of liquidity issues in the auction rate markets. To date, there have been no instances of delinquencies or non-payment of applicable interest from the issuers and all calls of securities by the issuers have been at par value plus accrued interest.  Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $177.2 million of calls from issuers, at par, plus accrued interest at the time of the call.  There were no significant calls of securities during the three months ended March 31, 2013 and 2012 respectively. Accrued interest income is included in other current assets in the consolidated balance sheet.

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

The unrealized loss of $1.3 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of comprehensive income.  During the three months ended March 31, 2013 there were not any realized or unrealized gains or losses related to these investments. The Company can not currently project when liquidity will be obtained from these investments and plans to continue to hold such securities until the securities are called, redeemed, or resecuritized by the debt issuers.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2012, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

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

•	Seasonality and the impact of weather affect our operations profitability.

•	Ongoing insurance and claims expenses could significantly reduce our earnings.

•	We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

•	Concentrated ownership of our stock can influence shareholder decisions, may discourage a change in control, and may have an adverse effect on the share price of our stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investments

All of the Company’s long-term investment balances at March 31, 2013 and at December 31, 2012 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  Based on historical and current operating cash flows, the Company does not currently anticipate a requirement to liquidate underlying investments at discounted prices.   If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of comprehensive income.

Assuming the Company maintains long-term investment balances consistent with balances as of March 31, 2013, ($21.3 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.2 million.

Interest Rate Risk

The Company has no debt outstanding as of March 31, 2013 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Restricted Stock Agreement. Incorporated by reference to the Company's Form 14-A filed June 13, 2011. Commission file no. 0-15087
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.
10.3*	Form of Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011. Commission file no. 0-15087.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 10, 2013.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

(b) Reports on Form 8-K

1.	Report on Form 8-K, dated January 23, 2013, announcing the Company's financial results for the quarter and year ended December 31, 2012.
2.	Report on Form 8-K, dated March 11, 2013, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	May 10, 2013	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)