Form 10-Q
period 2013-06-30
HEARTLAND EXPRESS INC
filed 2013-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2013
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

At August 8, 2013, there were 84,836,619 shares of the Company's $.01 par value common stock outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30 2013	December 31 2012
CURRENT ASSETS
Cash and cash equivalents	$141,554	$119,838
Trade receivables, net	49,602	46,555
Prepaid tires	4,811	6,603
Other current assets	6,695	2,281
Income tax receivable	1,424	2,351
Deferred income taxes, net	12,584	13,797
Total current assets	$216,670	$191,425
PROPERTY AND EQUIPMENT
Land and land improvements	17,451	17,451
Buildings	27,559	26,761
Furniture and fixtures	2,269	2,269
Shop and service equipment	7,257	7,266
Revenue equipment	385,853	378,583
	440,389	432,330
Less accumulated depreciation	174,253	189,959
Property and equipment, net	$266,136	$242,371
LONG-TERM INVESTMENTS	10,791	20,016
GOODWILL	4,815	4,815
OTHER ASSETS	9,099	9,110
	$507,511	$467,737
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,818	$7,583
Compensation and benefits	17,463	16,409
Insurance accruals	12,596	13,924
Other accruals	8,159	7,439
Total current liabilities	$47,036	$45,355
LONG-TERM LIABILITIES
Income taxes payable	$21,146	$23,122
Deferred income taxes, net	54,803	51,306
Insurance accruals less current portion	57,468	57,590
Total long-term liabilities	$133,417	$132,018
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2013 and 2012; outstanding 84,837 shares in 2013 and 84,770 shares in 2012	907	907
Additional paid-in capital	3,590	2,968
Retained earnings	403,785	368,313
Treasury stock, at cost; 5,852 shares in 2013 and 5,919 shares 2012	(80,540)	(80,540)
Accumulated other comprehensive loss	(684)	(1,284)
	$327,058	$290,364
	$507,511	$467,737
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

OPERATING REVENUE	$133,992	$139,710	$268,265	$274,543

OPERATING EXPENSES
Salaries, wages and benefits	$40,939	$42,962	$81,537	$84,958
Rent and purchased transportation	1,325	1,596	2,623	3,257
Fuel	38,637	41,111	81,615	83,816
Operations and maintenance	3,828	6,251	9,269	11,903
Operating taxes and licenses	2,468	2,248	4,884	4,323
Insurance and claims	4,744	3,952	7,604	6,466
Communications and utilities	699	746	1,472	1,493
Depreciation	16,930	13,995	31,995	27,934
Other operating expenses	3,691	3,647	7,506	7,626
Gain on disposal of property and equipment	(8,644)	(3,546)	(19,823)	(7,760)
	104,617	112,962	208,682	224,016

Operating income	29,375	26,748	59,583	50,527

Interest income	129	167	253	309

Income before income taxes	29,504	26,915	59,836	50,836

Federal and state income taxes	10,366	8,688	20,962	16,020

Net income	$19,138	$18,227	$38,874	$34,816
Other comprehensive income, net of tax (Note 5)	600	1,797	600	1,797
Comprehensive income	$19,738	$20,024	$39,474	$36,613

Net income per share
Basic	$0.23	$0.21	$0.46	$0.40
Diluted	$0.23	$0.21	$0.46	$0.40

Weighted average shares outstanding
Basic	84,789	86,451	84,780	86,463
Diluted	85,039	86,779	85,042	86,802

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2012	$907	$2,968	$368,313	$(80,540)	$(1,284)	$290,364
Net income	—	—	38,874	—	—	38,874
Other comprehensive income, net of tax	—	—	—	—	600	600
Dividends on common stock, $0.04 per share	—	—	(3,402)	—	—	(3,402)
Stock-based compensation	—	622	—	—	—	622
Balance, June 30, 2013	$907	$3,590	$403,785	$(80,540)	$(684)	$327,058

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$38,874	$34,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,326	28,266
Deferred income taxes	4,710	(4,501)
Amortization of stock-based compensation	622	1,631
Gain on disposal of property and equipment	(19,823)	(7,760)
Changes in certain working capital items:
Trade receivables	(3,047)	(5,627)
Prepaid expenses and other current assets	(3,524)	(1,294)
Accounts payable, accrued liabilities, and accrued expenses	1,244	2,361
Accrued income taxes	(1,049)	(4,222)
Net cash provided by operating activities	50,333	43,670
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	40,404	14,656
Purchases of property and equipment, net of trades	(77,156)	(14,032)
Maturity and calls of investments	9,825	31,325
Change in other assets	11	103
Net cash (used in) provided by investing activities	(26,916)	32,052
FINANCING ACTIVITIES
Cash dividends	(1,701)	(1,738)
Repurchases of common stock	—	(3,015)
Net cash used in financing activities	(1,701)	(4,753)
Net increase in cash and cash equivalents	21,716	70,969
CASH AND CASH EQUIVALENTS
Beginning of period	119,838	139,770
End of period	$141,554	$210,739
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$17,301	$24,743
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$214	$902
Common stock dividends declared in accounts payable	$1,701	$1,735
Treasury stock acquired in accounts payable	$—	$1,969

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2013. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2013 other than detailed in the Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new accounting guidance, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a company is required to present significant amounts reclassified out of comprehensive income (loss) by the respective line items of net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard did not change the current requirements for reporting net income, other comprehensive income, or accumulated other comprehensive loss in the financial statements, the Company's financial position, results of operations or cash flows were not impacted. There was $0.6 million reclassified out of accumulated other comprehensive loss during the three and six months ended June 30, 2013. See Note 5.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2013.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaling $9.1 million at June 30, 2013 and $9.1 million at December 31, 2012 are included in other non-current assets per the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5.  Investments and Fair Value Measurements

All of the Company’s long-term investment balances at June 30, 2013, $11.5 million at par, were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale and, therefore, are carried at fair value on the financial statements.  As of June 30, 2013, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions. The investments have contractual maturities that currently range from June 1, 2034 to May 1, 2040.  As of June 30, 2013, 70% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) ratings from recognized rating agencies. Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $187.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  There were $9.8 million in calls, at par, during the six months ended June 30, 2013.

The estimated fair value of all auction rate security investments as of June 30, 2013 and December 31, 2012 was determined using unobservable, Level 3 inputs, due to the lack of observable market inputs specifically related to student loan ARS as a result of auction failures beginning in February 2008.  The Company has analyzed the potential impact of a 50 basis point change to the rate of return, discount rate, and liquidity discount rate inputs noting that this would not materially impact the recorded fair value. The estimated fair value of these investments could vary significantly in future measurement periods.

The amortized cost and fair value of available-for-sale investments at June 30, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
( in thousands)
June 30, 2013
Long-term:
Auction rate student loan educational bonds	$11,475	$—	$684	$10,791

December 31, 2012
Long-term:
Auction rate student loan educational bonds	$21,300	$—	$1,284	$20,016

The contractual maturities, calls received subsequent to June 30, 2013, and announced calls of available-for-sale securities at June 30, 2013 are detailed in the table below. The table is prepared based on information known to management as of June 30, 2013 as well as unannounced calls that were received prior to filing date of this report. As management receives intents to call from issuers, the associated securities are changed from their contractual maturities to the date received in the respective call notice.

	Fair Value	Amortized Cost
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through May 1, 2040	10,791	11,475
	$10,791	$11,475

The unrealized loss of $0.7 million is recorded as an adjustment to accumulated other comprehensive loss and the Company has not recognized any other than temporary impairments in the consolidated statements of comprehensive income.   During the three and six month periods ended June 30, 2013 the Company recorded unrealized gains of $0.6 million due to the reversal of prior period recorded unrealized losses as the Company received $9.8 million in calls, at par during these periods. There were no other changes in other comprehensive income for the three and six months ended June 30, 2013 and the unrealized losses on available-for-sale securities of $0.7 million is the only component of accumulated other comprehensive loss at June 30, 2013. There were not any realized gains or losses related to these investments for the three and six months ended June 30, 2013 and 2012. The Company can not currently project when liquidity will be obtained from these investments.

The Company continues to evaluate the unrealized loss on these securities to determine whether the decline in fair value is other than temporary. Management has concluded the decline in fair value to be temporary based on the following considerations.

•
Since auction failures began in February 2008, the Company has received approximately $187.0 million as the result of calls by issuers.  The Company received par value for the amount of these calls plus accrued interest. There have not been any defaults on scheduled interest payments nor has the Company sold any investments for less than par value of the underlying securities.

•	These investments represented 2.1% and 4.3% of the Company's total assets, at June 30, 2013 and December 31, 2012, respectively.

•
There have not been any significant changes in collateralization or significant declines in ratings of the underlying securities since the first failed auction.  All of the Company's auction rate security portfolio, as of June 30, 2013, is in senior positions of investment grade rated securities and are backed by the U.S. government.

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

The table below presents a rollforward for all assets and liabilities, measured at fair value, on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012.

	Available-for-sale debt securities
	(in thousands)
	2013	2012
Balance, January 1	$20,016	$50,569
Settlements	(9,825)	(31,325)
Purchases	—	—
Issuances	—	—
Sales	—	—
Transfers in to (out of) Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income, net of tax	600	1,797
Balance, June 30,	$10,791	$21,041

Municipal bonds of $1.4 million at June 30, 2013 and $1.3 million at December 31, 2012 are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets. Differences between amortized cost and fair value of municipal bonds are not considered material.

Note 6. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.   Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.2 million for the three months ended June 30, 2013 and 2012 and $0.3 million for the six months ended June 30, 2013 and 2012 has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 150% declining balance. Tractors are depreciated to salvage values of $15,000 while trailers are depreciated to salvage values of $4,000.

Note 7. Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each period.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months and six months ended June 30, 2013 and June 30, 2012 the Company had shares of restricted stock outstanding related to shares granted under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months and six months ended June 30, 2013 and June 30, 2012 is as follows (in thousands, except per share data):

	Three months ended June 30, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,138	84,789	$0.23
Effect of restricted stock	—	250
Diluted EPS	$19,138	85,039	$0.23

	Three months ended June 30, 2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$18,227	86,451	$0.21
Effect of restricted stock	—	328
Diluted EPS	$18,227	86,779	$0.21

	Six months ended June, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	38,874	84,780	0.46
Effect of restricted stock	—	262
Diluted EPS	$38,874	85,042	$0.46

	Six months ended June, 2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$34,816	86,463	$0.40
Effect of restricted stock	—	339
Diluted EPS	$34,816	86,802	$0.40

Note 8. Stockholders' Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of June 30, 2013. There were no shares repurchased during the three months and six months ended June 30, 2013. The authorization remains open at June 30, 2013 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

During the three months and six months ended June 30, 2013 and 2012 the Company’s Board of Directors declared regular quarterly dividends totaling $1.7 million, $3.4 million, $1.7 million, and $3.5 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. During the three month and six month periods ended June 30, 2013 there was a new grant of 2,000 shares to an employee. The original shares granted under the Plan are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The new grant during 2013 is a service based award beginning June 24, 2013 and 33.3% of the award vests each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011 and June 24, 2013, grant dates, was $13.57 and $13.86 respectively. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.4 million, $0.7 million, $0.6 million, and $1.6 million for the three and six months ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense was $1.6 million at June 30, 2013. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following table summarizes the Company's restricted stock award activity for the three months ended June 30, 2013 and June 30, 2012.

	Three months ended June 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	274.4	$13.57
Granted	2.0	13.86
Vested	(67.0)	—
Forfeited	(6.4)	13.57
Outstanding (unvested) at end of period	203.0	$13.57

	Six months ended June 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	276.8	$13.57
Granted	2.0	13.86
Vested	(67.0)	—
Forfeited	(8.8)	13.57
Outstanding (unvested) at end of period	203.0	$13.57

	Three and six months ended June 30, 2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	351.0	$13.57
Granted	—	—
Vested	(70.0)	—
Forfeited	—	—
Outstanding (unvested) at end of period	281.0	$13.57

Note 10.  Income Taxes

Deferred income taxes are determined based upon the differences between the financial reporting and tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had recorded a valuation allowance of $0.2 million and $0.4 million at June 30, 2013 and December 31, 2012 related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company does not have historical capital gains nor does it expect to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the three and six months ended June 30, 2013 and 2012. The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

At June 30, 2013 and December 31, 2012, the Company had a total of $14.4 million and $15.7 million in gross unrecognized tax benefits, respectively.  Of this amount, $9.2 million and $10.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2013 and December 31, 2012.  Unrecognized tax benefits were a net decrease of $0.7 million, $0.7 million, $1.3 million and $1.5 million during the three and six months ended June 30, 2013 and 2012, respectively, due mainly to the expiration of certain statutes of limitation net of additions.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $6.7 million and $7.4 million at June 30, 2013 and December 31, 2012 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three months and six months ended June 30, 2013 and 2012 was a benefit of approximately $0.3 million, $0.4 million, $0.7 million and $1.3 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the three and six months ended June 30, 2013 and 2012 due to reversals of interest and penalties due to lapse of applicable statute of limitations, net of additions for interest and penalty accruals during the same periods. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2013
(in thousands)
Balance at January 1,	$15,723
Additions based on tax positions related to current year	388
Additions for tax positions of prior years	367
Reductions for tax positions of prior years	(51)
Reductions due to lapse of applicable statute of limitations	(1,984)
Settlements	—
Balance at June 30,	$14,443

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

The total estimated purchase commitments for tractors, net of estimated tractor sale commitments, and trailer equipment, at June 30, 2013, including amounts due on equipment received prior to June 30, 2013, but not paid for, was $45.7 million.

Note 12.  Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q for disclosure. No events occurred requiring disclosure.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company provides regional dry van truckload services through its regional terminals and its corporate headquarters.  The Company transports freight for major shippers and generally earns revenue based on the number of miles per load delivered.  The Company’s eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 74.8% and 74.5%, of the operating revenues for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012 the Company's eleven regional operating divisions, not including operations at the corporate headquarters, accounted for 74.6% and 74.2% of operating revenues, respectively. On-time customer service along with being safety-oriented continues to be core operating goals of the Company. The Company believes the keys to maintaining a high level of service and safety are the availability of late-model equipment as well as safe and experienced drivers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.   During 2009 industry capacity (available trucks) significantly exceeded demands for freight services largely due to a significant decline in the U.S. economy and consumer spending. As such, there was significant downward pressure on freight rates throughout 2009 and into 2010. General economic conditions and downward pressure on freight rates caused increases in trucking company bankruptcies and other company tractor fleet reductions during this same period. As a result of trucking company failures and other company fleet reductions, during 2010, industry capacity came back in line with demand for freight services after a period of industry capacity significantly exceeding demand for freight services. During the periods of 2011 and 2012 there was a close balance of industry capacity and demand for freight services although the demand for freight services has not reached levels of demand that existed during the years immediately preceding 2009. There have not been any significant changes to the freight environment during the first six months of 2013 including no significant changes to industry capacity and demand for freight services. Balancing of the industry capacity and demand of freight services has allowed the Company to obtain modest freight rate increases although these increases have not kept pace with the Company's increases in operating costs including the rising costs of revenue equipment. Competition for drivers, which is always intense, escalated during 2011 due to general improvements in the demand for freight services as the result of the factors previously mentioned and remains very competitive during 2013. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to explore new ideas and ways to attract and retain qualified drivers.

Containment of fuel cost continues to be one of management's top priorities in controlling costs. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012 although the average price for the six months ended June 30, 2013 was relatively flat to the average price for the six months ended June 30, 2012. Average Department of Energy ("DOE") diesel prices for 2009 through 2012 have been, $2.47, $3.00, $3.85, and $3.97, respectively. The DOE average price per gallon of diesel fuel during the first six months of 2013 was $3.95 compared to $3.96 during the first six months of 2012 and was $3.92 as of the end of July 2013. The Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, non billable uses of fuel (i.e. truck idling hours, empty miles, out-of-route miles), and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs.

At June 30, 2013, 100% of the Company's tractor fleet is equipped with idle management controls. At June 30, 2013, the Company’s tractor fleet had an average age of 2.0 years and the Company's trailer fleet had an average age of 3.2 years. The average age of tractor equipment is expected to improve throughout 2013 as the Company takes delivery of new tractors and the trailer fleet is expected to remain consistent throughout the remainder of 2013 with the sale of older units.

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

The Company ended the first six months of 2013 with operating revenues of $268.3 million, including fuel surcharges, net income of $38.9 million, and basic net income per share of $0.46 on basic weighted average outstanding shares of 84.8 million compared to operating revenues of $274.5 million, including fuel surcharges, net income of $34.8 million, and basic net income per share of $0.40 on basic weighted average shares of 86.5 million in the comparative 2012 period. The Company posted a 77.8% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2013 compared to 81.6% for the same period of 2012 and a 14.5% net margin (net income as a percentage of operating revenues) for the first six months of 2013 compared to 12.7% in same period of 2012. The Company had total assets of $507.5 million at June 30, 2013. The Company achieved a return on assets of 12.9% and a return on equity of 20.2% over the immediate past four quarters ended June 30, 2013 compared to 12.4% and 19.0%, respectively, for the immediate past four quarters ended June 30, 2012.

The Company’s cash flow from operations for the six months ended June 30, 2013 of $50.3 million was 18.8% of operating revenues compared to $43.7 million and 15.9% in first six months of 2012.  During the first six months of 2013, the Company used $26.9 million in net investing cash flows, which was primarily the result of $36.8 million used in net purchases of revenue equipment as the Company continues with fleet updates offset by $9.8 million in calls, at par, of ARS investments. Additionally, the Company used $1.7 million in financing activities for dividends in the first six months of 2013. As a result, the Company increased cash and cash equivalents $21.7 million during the six months ended June 30, 2013.  The Company ended the first six months of 2013 with cash, cash equivalents, and investments of $152.3 million and a debt-free balance sheet.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.6%	30.8%	30.4%	30.9%
Rent and purchased transportation	1.0%	1.1%	1.0	1.2
Fuel	28.8%	29.4%	30.4	30.5
Operations and maintenance	2.9%	4.5%	3.5	4.3
Operating taxes and license	1.8%	1.6%	1.8	1.6
Insurance and claims	3.5%	2.8%	2.8	2.4
Communications and utilities	0.5%	0.5%	0.5	0.5
Depreciation	12.6%	10.0%	11.9	10.2
Other operating expenses	2.8%	2.6%	2.8	2.8
Gain on disposal of property and equipment	(6.5)%	(2.5)%	(7.4)	(2.8)
	78.1%	80.9%	77.8%	81.6%
Operating income	21.9%	19.1%	22.2%	18.4%
Interest income	0.1%	0.1%	0.1%	0.1%
Income before income taxes	22.0%	19.3%	22.3%	18.5%
Income taxes	7.7%	6.2%	7.8	5.8
Net income	14.3%	13.0%	14.5%	12.7%

Three Months Ended June 30, 2013 Compared With the Three Months June 30, 2012

Operating revenue decreased $5.7 million (4.1%), to $134.0 million for the three months ended June 30, 2013 from $139.7 million for the three months ended June 30, 2012.  The decrease in revenue was mainly the result of a $3.5 million (3.2%) net decrease in line haul revenues with additional decreases in fuel surcharge revenues of $1.9 million (6.6%) and 0.3 million in other revenues. The net line haul revenue decrease was largely the result of a 4.9% decrease in loaded miles offset by increases in freight rates. Fuel surcharge revenues were $27.3 million for three months ended June 30, 2013 compared to $29.2 million for the comparable 2012 period. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower miles driven with additional declines on an average Department of Energy ("DOE") (1.3%) decline in fuel prices comparing the two periods.

Salaries, wages, and benefits decreased $2.0 million (4.7%), to $40.9 million for the three months ended June 30, 2013 from $43.0 million in the 2012 period.  The decrease was the result of a $1.5 million decrease (4.7%) in driver wages, a $0.5 million (63.1%) decrease in amortization of stock-based compensation awards, a $0.3 million (11.8%) decrease in health insurance, $0.1 decrease in other compensation and benefits, offset by a $0.4 million increase in workers compensation. The Company driver wage decrease was due to a decrease in miles driven consistent with related decreases in line haul revenues. Amortization of stock-based compensation is related to restricted stock awards that were granted in December 2011 and expensed over the respective service requirement periods. As the first of five vesting periods ended June 1, 2012, expense associated with the first vesting period was recognized over 5.5 months and therefore higher in the second quarter of 2012 compared to expense recognized on the remaining unvested awards in the second quarter of 2013. Workers compensation expense increased and health insurance expensed decreased due to frequency and severity of claims.

Rent and purchased transportation decreased $0.3 million (17.0%), to $1.3 million for the three months ended June 30, 2013 from $1.6 million in the comparable period of 2012.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company. During the three months ended June 30, 2013, independent contractors accounted for 1.2% of the total fleet miles compared to approximately 1.5% for the same period in 2012.

Fuel decreased $2.5 million (6.0%), to $38.6 million for the three months ended June 30, 2013 from $41.1 million for the same period of 2012. The decrease is primarily the result of decreased miles driven $1.7 million and approximately $0.8 million due to lower fuel prices. Fuel cost per mile, net of fuel surcharge revenues, decreased 1.1% in the 2013 period compared to the same period of 2012.  The DOE average diesel price per gallon for the three months ended June 30, 2013 was $3.87 per gallon compared to the same period of 2012 of $3.93 per gallon a 1.3% decrease.

Depreciation increased $2.9 million (21.0%), to $16.9 million during the three months ended June 30, 2013 from $14.0 million in the same period of 2012.  The increase is mainly attributable to an increase in tractor depreciation ($2.4 million) and an increase in trailer depreciation of $0.5 million. The increase in tractor depreciation is largely the result of tractor purchases related to latest tractor fleet upgrade project that started in the fourth quarter of 2012, continued through the first half of 2013, and is expected to continue through the second half of 2013. The increase in trailer depreciation is largely the result of the volume of trailer purchases that took place in the second half of 2012. Due to our current tractor fleet upgrade project, increased costs of new tractor equipment, our tractor depreciation method, new trailers purchased throughout 2012, and our projected capital expenditures for the second part of 2013 for tractor equipment, we expect depreciation to trend higher for the second half of 2013 compared to depreciation expense for comparable periods of 2012.

Operating and maintenance expense decreased $2.4 million (38.8%), to $3.8 million during the three months ended June 30, 2013 from $6.3 million in the same period of 2012. Operating and maintenance costs decreased $2.9 million mainly due to decreased tire costs, resulting from lower amortization of replacement tires, offset by approximately $0.5 million increase in revenue equipment maintenance costs due to current tractor trade cycle that was going during the three months ended June 30, 2013.

Insurance and claims increased $0.8 million (20.0%) to $4.7 million for the three months ended June 30, 2013 compared to $3.9 million for 2012 period. The increase was the result of an increase in the frequency of accidents and insurance expense.

Gains on the disposal of property and equipment increased $5.1 million (143.8%), to $8.6 million during the three months ended June 30, 2013 from $3.5 million in the same period of 2012.  The net increase was the combined effect of increases in gains on sales of tractor equipment of $6.6 million, offset by decreases in gains on trailer equipment sales of $1.5 million. The increase in gains on tractors was largely due to the Company not selling a significant number of tractors in the second quarter of 2012 compared to tractor sales activity during the quarter ended June 30, 2013. Decreases in trailer gains was the result of selling approximately 2.8 times less units in the second quarter of 2013 compared to same period of 2012 partially offset by average higher values received on units in 2013 compared to 2012. The Company currently anticipates gains on sale of equipment during 2013 to increase from 2012 levels due to the current tractor fleet upgrade program that is presently anticipated to occur through most of 2013.

The Company’s effective tax rate was 35.1% and 32.3% for three months ended June 30, 2013 and 2012, respectively.  The increase in the effective tax rate for 2013 is primarily attributable to an increase in taxable income combined with a decrease in favorable income tax expense adjustments during the 2013 period compared to the same period of 2012 resulting from lower roll offs of certain state tax contingencies compared to the three months ended June 30, 2012.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 78.1% during the three months ended June 30, 2013 compared with 80.9% during the three months ended June 30, 2012.  Net income increased $0.9 million (5.0%), to $19.1 million for the three months ended June 30, 2013 from $18.2 million during the comparative 2012 period as a result of the net effects discussed above.

Six Months Ended June 30, 2013 Compared With the Six Months June 30, 2012

Operating revenue decreased $6.3 million (2.3%), to $268.3 million for the six months ended June 30, 2013 from $274.5 million for the six months ended June 30, 2012.  The decrease in revenue was mainly the result of a $4.0 million (1.9%) net decrease in line haul revenues with additional decreases in fuel surcharge revenues of $2.1 million (3.5%) and 0.2 million in other revenues. The net line haul revenue decrease was largely the result of a 4.1% decrease in loaded miles offset by increases in freight rates. Fuel surcharge revenues were $55.2 million for six months ended June 30, 2013 compared to $57.3 million for the comparable 2012 period. Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower miles driven on relatively stable DOE (0.2% decline) in fuel prices comparing the two periods.

Salaries, wages, and benefits decreased $3.4 million (4.0%), to $81.5 million for the six months ended June 30, 2013 from $85.0 million in the 2012 period.  The decrease was the result of a $2.0 million decrease (3.4%) in driver wages, a $1.0 million (61.8%) decrease in amortization of stock-based compensation awards, a $0.2 million (5.0%) decrease in health insurance, and a $0.2 decrease in other compensation and benefits. The Company driver wage decrease was due to a decrease in miles driven.

Amortization of stock-based compensation is related to restricted stock awards that were granted in December 2011 and expensed over the respective service requirement periods. As the first of five vesting periods ended June 1, 2012, expense associated with the first vesting period was recognized over 5.5 months and therefore higher in the first and second quarters of 2012 compared to expense recognized on the remaining unvested awards in the first and second quarters of 2013. Health insurance decreased due to frequency and severity of claims.

Rent and purchased transportation decreased $0.6 million (19.5%), to $2.6 million for the six months ended June 30, 2013 from $3.3 million in the comparable period of 2012.  The decrease is mainly attributable to a decrease in amounts paid to independent contractors due to fewer miles driven as a result of fewer independent contractors driving for the Company. During the six months ended June 30, 2013, independent contractors accounted for 1.2% of the total fleet miles compared to approximately 1.5% for the same period in 2012.

Fuel decreased $2.2 million (2.6%), to $81.6 million for the six months ended June 30, 2013 from $83.8 million for the same period of 2012. The decrease is primarily the result of decreased miles driven $2.7 million offset by approximately $0.5 million increase due to higher fuel cost per mile. Fuel cost per mile, net of fuel surcharge revenues, increased 1.4% in the 2013 period compared to the same period of 2012 mainly due to higher non paid idle usages of fuel due to harsher winter conditions during 2013 compared to 2012.  The DOE average diesel price per gallon for the six months ended June 30, 2013 was $3.95 per gallon compared to the same period of 2012 of $3.96 per gallon a 0.2% decrease.

Depreciation increased $4.1 million (14.5%), to $32.0 million during the six months ended June 30, 2013 from $27.9 million in the same period of 2012.  The increase is mainly attributable to an increase in tractor depreciation ($2.5 million) as well as an increase in trailer depreciation of $1.6 million. The increase in tractor depreciation is largely the result of tractor purchases related to latest tractor fleet upgrade project that started in the fourth quarter of 2012, continue through the first half of 2013, and is expected to continue through the second half of 2013. The increase in trailer depreciation is largely the result of the volume of trailer purchases that took place in the second half of 2012. Due to our current tractor fleet upgrade project, increased costs of new tractor equipment, our tractor depreciation method, new trailers purchased throughout 2012, and our projected capital expenditures for the second part of 2013 for tractor equipment, we expect depreciation to trend higher for the second half of 2013 compared to depreciation expense for comparable periods of 2012.

Operating and maintenance expense decreased $2.6 million (22.1%), to $9.3 million during the six months ended June 30, 2013 from $11.9 million in the same period of 2012. Operating and maintenance costs decreased $4.0 million mainly due to decreased tire costs, resulting from lower amortization of replacement tires, offset by approximately $1.1 million increase in revenue equipment maintenance costs due to harsher first quarter weather conditions and current tractor trade cycle that was going during the first six months of 2013.

Insurance and claims increased $1.1 million (17.6%) to $7.6 million for the six months ended June 30, 2013 compared to $6.5 million for 2012 period. The increase was the result of an increase in the frequency of accidents and insurance expense.

Gains on the disposal of property and equipment increased $12.1 million (155.5%), to $19.8 million during the six months ended June 30, 2013 from $7.8 million in the same period of 2012.  The net increase was the combined effect of increases in gains on sales of tractor equipment of $12.2 million, offset by decreases in gains on trailer equipment sales of $0.1 million. The increase in gains on tractors was largely due to the Company selling approximately 6.4 times the amount of tractors in the first six months of 2013 compared 2012 and approximately half as many trailers in the first six months of 2013 compared to 2012 but with a higher value received for sold units. The Company currently anticipates gains on sale of equipment during 2013 to increase from 2012 levels due to the current tractor fleet upgrade program that is presently anticipated to occur through the second half of 2013.

The Company’s effective tax rate was 35.0% and 31.5% for six months ended June 30, 2013 and 2012, respectively.  The increase in the effective tax rate for 2013 is primarily attributable to an increase in taxable income combined with a decrease in favorable income tax expense adjustments during the 2013 period compared to the same period of 2012 resulting from lower roll offs of certain state tax contingencies.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 77.8% during the six months ended June 30, 2013 compared with 81.6% during the six months ended June 30, 2012.  Net income increased $4.1 million (11.7%), to $38.9 million for the six months ended June 30, 2013 from $34.8 million during the comparative 2012 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company ended the second quarter of 2013 with cash and cash equivalents of $141.6 million. The Company’s primary source of liquidity has historically been from operating activities which during the first six months of 2013 was $50.3 million compared to $43.7 million during the same period of 2012.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $4.3 million higher during 2013 compared to 2012 as well as an increase in cash flow generated by changes in operating assets and liabilities of approximately $2.4 million.  The net increase in cash provided by operating assets and liabilities for 2013 compared to the same period of 2012 was mainly attributable to reduced accounts receivable consistent in reductions in operating revenues as well as reduced accrued income taxes mainly as a result of revenue equipment purchases and bonus depreciation for tax purposes. Cash flow from operating activities was 18.8% of operating revenues for the six months ended June 30, 2013 compared with 15.9% for the same period of 2012.

Cash flows used in investing activities was $26.9 million during the first six months of 2013 compared to cash flows provided by investing activities of $32.1 million during the same period of 2012 or a increase in cash used of $59.0 million.  The increase in cash used in investing activities was mainly the result of an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $37.4 million. In addition there was a $21.5 million reduction ($9.8 million in 2013 and $31.3 million in 2012) in cash received in calls of investments comparing the two six months periods. The increased cash used for net capital expenditures was directly related to an increase in tractors purchased during the first six months of 2013 compared to the same period of 2012. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $65 million to $75 million for 2013 as the Company continues plans of an upgrade of its tractor fleet throughout the remainder of 2013. Although the Company expects to continue to sell trailers during 2013, there are no guaranteed commitments from third parties to buy trailers during 2013 and therefore these estimated trailer proceeds have not been used to reduce the Company's estimated capital expenditures for the second half of 2013.

Cash flows used in financing activities was $1.7 million during the six months ended June 30, 2013 compared to $4.8 million during the comparable period of 2012. The decrease in cash used in financing activities was due to $3.0 million used to repurchase stock during the 2012 period and no shares repurchased during the 2013 period.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of June 30, 2013. There were no shares repurchased during the six months ended June 30, 2013. The authorization remains open at June 30, 2013 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $17.3 million in 2013 which was $7.4 million lower than income taxes paid during 2012 of $24.7 million.   The decrease is largely driven by a decrease in federal income tax payments as a result of bonus depreciation in 2013 related to new tractor purchases. Due to additional depreciation tax deductions taken in 2013, cash payments for taxes in subsequent years are expected to increase in comparison to 2013 as less depreciation tax deductions will be available.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations and existing cash and cash equivalents, and in certain cases, proceeds from the sale of used equipment.  The Company’s balance sheet remains debt free.   At June 30, 2013, the Company had $152.3 million in cash, cash equivalents and investments, an increase of $12.4 million from December 31, 2012 although the Company spent $36.8 million on net equipment purchases during the six months ended June 30, 2013.

All of the Company’s long-term investment balances at June 30, 2013, $11.5 million at par, were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  As of June 30, 2013, all of the Company’s auction rate student loan bonds were associated with unsuccessful auctions. The investments have contractual maturities that currently range from June 1, 2034 to May 1, 2040.  As of June 30, 2013, 70% of ARS holdings, at par, held AAA (or equivalent) ratings from recognized rating agencies.  The remaining ARS holdings, at par, held high grade investment (AA+) ratings from recognized rating agencies. Since the first auction failures in February 2008 when the Company had approximately $198.5 million ARS at par, the Company has received approximately $187.0 million of calls from issuers, at par, plus accrued interest at the time of the call.  There were $9.8 million in calls, at par, during the six months ended June 30, 2013. These investments represented 2.1%

and 5.0% of the Company's total assets and current assets, respectively, at June 30, 2013 compared to 4.3% and 10.5% at December 31, 2012. The Company can not currently project when liquidity will be obtained from the remaining ARS investments.

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

Investments

All of the Company’s long-term investment balances at June 30, 2013 and at December 31, 2012 were invested in tax free, auction rate student ("ARS") loan educational bonds that are classified as available-for-sale.  Should the Company have a need to liquidate any of these investments, the Company may be required to discount these securities for liquidity but the Company currently does not have this liquidity requirement.  If the investments are downgraded in the credit ratings or the Company witnesses other indicators of issues with collection, the Company may be required to recognize an other than temporary impairment on these securities and record a charge in the statement of comprehensive income. Assuming the Company maintains long-term investment balances consistent with balances as of June 30, 2013, ($11.5 million amortized cost), and if market rates of interest on our investments decreased by 100 basis points, the estimated reduction in annual interest income would be approximately $0.1 million.

Interest Rate Risk

The Company has no debt outstanding as of June 30, 2013 and therefore, has no market risk related to debt. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

**Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

(b) Reports on Form 8-K

1.	Report on Form 8-K, dated April 16, 2013, announcing the Company's financial results for the quarter ended March 31, 2013.
2.	Report on Form 8-K, dated May 10, 2013, announcing the results of the submission of matters to a vote of security holders.
3.	Report on Form 8-K, dated June 11, 2013, announcing the declaration of a quarterly cash dividend.

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	August 9, 2013	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)