Form 10-K
period 2013-12-31
HEARTLAND EXPRESS INC
filed 2014-03-03
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $617.4 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors and no other persons, are affiliates.  As of February 28, 2014 there were 87,704,993 shares of the Company’s common stock ($0.01 par value) outstanding.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 8, 2014 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

ITEM 1.	Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” "may," "could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors," set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Gordon Trucking, Inc., Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. The Company operates as one reportable operating segment (see Note 1 to the consolidated financial statements).

The Company is a short-to-medium haul truckload carrier with corporate headquarters in North Liberty, Iowa. The Company primarily provides regional dry van truckload, through its regional terminals and its corporate headquarters. During 2013, through the acquisition further described below, the Company expanded the Company's historical dry van service offerings with temperature-controlled truckload, dedicated truckload services, and freight brokerage services. The Company transports freight for major shippers nationwide and generally earns revenue based on the number of miles per load delivered.  The Company offers nationwide service from Washington to Florida and New England to California. The Company believes the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety are predicated on the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards, safety record, and equipment accessibility have made it a core carrier to many of its major customers.

Heartland was founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-seven years from 1986 to 2013, Heartland has grown to $582.3 million in revenue from $21.6 million and net income has increased to approximately $71 million from $3 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of the Company’s operating regions.  More information regarding the Company's revenues and profits for the past three years can be found in our "Consolidated Statements of Comprehensive Income" that is included in this report.

In addition to internal growth, Heartland has completed six acquisitions since 1987 with the most recent in 2013.  These six acquisitions have enabled Heartland to solidify its position within existing regions, expand into new operating regions, and to pursue new customer relationships in new markets. The Company will continue to evaluate acquisition candidates that meet its financial and operating objectives.

On November 11, 2013, the Company announced the acquisition of Gordon Trucking, Inc. ("GTI"). GTI is a truckload carrier headquartered near Seattle, Washington. GTI was founded by the Gordon family in 1946, and the family remains actively involved in the business. GTI is primarily focused on dry van markets but also has historically gained approximately 14% of its revenue from temperature-controlled operations and 7% from freight brokerage operations. GTI’s equipment includes approximately 2,000 tractors and 6,500 trailers. GTI’s regional service center network is concentrated in strategic markets in the western United States, with major locations in Washington, Oregon, Northern California, Southern California, and Idaho. These locations have no overlap with Heartland’s historical terminal operating locations and are expected to provide substantial geographic diversity to Heartland’s overall operations. Other GTI terminal locations include Arizona, Wisconsin, Illinois, and Indiana. Most of these facilities are leased from limited liability companies controlled by the Gordon family. GTI has a diverse and high-quality customer base that complements and diversifies the historical Heartland customer base. On a combined basis, for a full operating year, no customer is expected to account for more than 8.0-9.0% of combined Heartland/GTI total revenues. Of GTI’s ten largest customers by revenue, only 5 are among Heartland’s top 10 accounts. Similar to the Company's core values, GTI's drivers offer a high level of service as well as a commitment to safe operations. GTI has received numerous "carrier of the year" and similar service awards from its customers. GTI has been the Washington Trucking Association’s safe carrier of the year for six straight years, is the 2012 Truckload Carriers' Association safest carrier in the U.S. (100+ million miles category), and proudly employs the reigning TCA truck driver of the year. Both companies exhibit outstanding Compliance, Safety, Accountability ("CSA") scores as reported by the U.S. Department of Transportation.

With GTI, the Company acquired a major presence in the western United States, affording the combined customer base significant capacity nationwide through what is expected to be one of the five largest asset-based truckload fleets in North America. In future periods, the Company does not expect to disclose separate information concerning GTI's financial results.

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

Serving the short-to-medium haul market (approximately 500 miles average length of haul in 2013 and 2012) permits the Company to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. All of the Company's revenue is generated from within the United States (U.S.) and Canada and the Company does not have any long-lived assets permanently located outside the U.S.

Heartland operates nineteen specialized regional distribution operations that contain office and shop facilities, two locations which only have maintenance facilities, and one location that is an operations only facility in addition to the corporate headquarters in North Liberty, Iowa. These operating locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the regional terminals and are designed to meet the needs of significant customers in those regions while allowing Company drivers to primarily stay within an operating region which provides them with more home time.

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

Customers and Marketing

The Company targets customers in its operating area with multiple, time-sensitive shipments, including those utilizing "just-in-time" manufacturing and inventory management. In seeking these customers, Heartland has positioned itself as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. Freight transported for the most part is non-perishable and predominantly does not require driver handling.  Management believes Heartland’s reputation for quality service, reliable equipment, and equipment availability makes it a core carrier for many of its customers.  As a testament to the Company’s premium service, the Company has received seventeen customer service awards and recognitions including the Walmart Transportation 2012 General Merchandise Platinum Carrier of the Year Award, 2012 Sam's Carrier of the Year Award, 2012 Supplier Excellence Award from Eastman Chemical for the seventeenth consecutive year, Unyson Logistics 2012 Carrier of the Year, Winegard 2012 Truckload Carrier of the Year, Lowe's 2012 Gold Carrier Award, BP Drivers Safety Standards Award, DuPont 2012 Outstanding Service Award, FedEx 2013 Carrier of the Year Award, FedEx 2013 Gold Award for 99.8% on time service, FedEx Smartpost 2013 Peak Performance Award, FedEx Smart Post Service Award for 2013, Niagara Waters East Region Carrier Partner of the Year Award, Sonoco 2013 Helping Hands of the Year Award, United Sugars 2013 Dry Van Carrier of the Year Award, Whirlpool Corporation 2013 Carrier of the Year Award, and Logistics Management magazine's Dry Freight Carrier Quest for Quality award for the eleventh consecutive year. These awards are a direct reflection upon our operational excellence and our outstanding group of drivers.

In addition to the awards described above received by Heartland, GTI received ten customer service and safety awards during 2013. These awards include the CHEP Dedicated Carrier of the Year 2012, Georgia Pacific Consumer Products Carrier of the Year 2012, PepsiCo/Gatorade Carrier of the Year 2012, as well as seven individual safety awards from the Truckload Carriers Association, the American Trucking Association, the California Trucking Association, the Washington State Patrol, and the Oregon Trucking Association.

Heartland seeks to transport freight that will complement traffic in its existing service areas and remain consistent with the Company’s focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in the Company’s primary traffic lanes will minimize empty miles and enhance driver "home time."

The Company’s 25, 10, and 5 largest customers accounted for 68.5%, 46.5%, and 32.2% of gross revenue, respectively, in 2013. The Company’s primary customers include retailers and manufacturers. During 2012 the Company's 25, 10, and 5 largest customers were 75.8%, 54.1%, and 38.9%, of gross revenues respectively. During 2011 the Company's 25, 10, and 5 largest customers were 74.9%, 51.6%, and 38.0%, of gross revenues respectively. There was no customer that exceeded 10% of consolidated gross revenues during 2013, one customer exceeded 10% and accounted for approximately 11.1% of gross revenue in 2012, and one customer exceeded 10% and accounted for 13.1% of gross revenues in 2011.  No other customer accounted for as much as ten percent of revenue in 2012, or 2011.

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

Drivers, Independent Contractors, and Other Employees

Heartland relies on its workforce in achieving its business objectives.  As of December 31, 2013, Heartland employed 5,220 people compared to 2,993 people as of December 31, 2012. The Company also contracted with independent contractors to provide and operate tractors which provides the Company additional capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. The Company historically has operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2013, independent contractors accounted for approximately 1.7% of the Company’s total miles compared to 1.5% in 2012.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers (majority of driver positions hired require six-nine months of over-the-road experience); (2) promote retention with an industry leading compensation package, positive working conditions, and targeting freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system, and financial rewards for accident-free driving.  Heartland also seeks to minimize turnover of its employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes.  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for the Company to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

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

Historically the Company has operated a uniform fleet of tractors and trailers in an effort to minimize maintenance costs and to standardize the Company’s maintenance program.   This has historically included tractors manufactured by Navistar International Corporation and 53' dry van trailers manufactured by Wabash National Corporation ("Wabash") and Great Dane Limited Partnership.  In late 2012 and into 2013 the Company has introduced Freightliner tractors manufactured by Daimler Trucks North America, LLC. GTI has historically operated a uniform fleet of tractors manufactured by Freightliner. As a result of the acquisition of GTI during 2013 the Company's current tractor is currently split between Freightliner and Navistar International manufactured tractors and predominately dry van trailers manufactured by Wabash. Since 2009, the Company has been converting tractors to more aerodynamic models which include speed management and idle management controls and trailers include side skirting to increase aerodynamics.

Effective October 1, 2002, the EPA implemented engine requirements designed to reduce emissions over a period of time. These requirements have been implemented in multiple phases starting in 2002 and required progressively more restrictive emission requirements in 2007 and 2010.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  The Company experienced an approximate 37% increase in tractor costs from the period prior to the first phase of implementation in 2002 to the second phase of implementation in 2007. From the second phase of implementation in 2007 through the third and final phase of the EPA's required changes, the Company has experienced an additional 21% increase in tractor costs. As of December 31, 2013, approximately 20% of the Company's owned tractor fleet consisted of models with pre 2010 engine technology. The Company currently projects that 94% to 96% of the Company's tractor fleet will be tractors with post 2010 engine technology by December 31, 2014. Changes to current emission regulations have recently been discussed and the EPA and the Department of Transportation are to draft new regulations by March 2015. Equipment prices are likely to continue to increase as new emission standards released by the EPA are implemented.

As of December 31, 2013, 94% of the Company's owned tractor fleet was 2010 or newer model years. As of December 31, 2013 the average age of our tractor fleet was 2.4 years compared to 2.4 years at December 31, 2012. The Company has historically operated the majority of its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. GTI has historically operated the majority of its tractors with a shorter warranty period than the historical Heartland warranty period and has also operated its respective tractor fleet for a longer period of time than compared to Heartland's historical tractor ownership cycle. The Company's current expectations are to operate the tractor fleet going forward more consistent with the historical Heartland cycle. The average age of the Company's trailer fleet was 4.6 years at December 31, 2013 compared to 3.1 years at December 31, 2012.  As of December 31, 2013 83% of the Company's trailer fleet was 2007 model years or newer. Through capital expenditures planned for during 2014 the Company currently expects the average age of tractor and trailer fleet to remain consistent with the respective ages at December 31, 2013. The Company’s preventive maintenance program is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when revenue equipment is replaced.  Factors considered when purchasing new equipment include fuel economy, price, technology, warranty terms, manufacturer support, driver comfort, and resale value.

Additional tractor capacity is obtained through the use of independent contractors who own their own tractor equipment. The Company also gains tractor and trailer capacity through revenue equipment operating leases. The Company is responsible for the maintenance of the equipment that it leases. Independent contractors are responsible for the maintenance of their equipment. Independent contractor tractors are periodically inspected by the Company for compliance with operational and safety requirements of the Company and the DOT.

Fuel

The Company purchases over-the-road fuel through a network of fuel stops throughout the United States at which the Company has negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of the Company's twenty-three terminal locations.   The Company strategically manages fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  The Company has fuel surcharge agreements with most customers enabling the pass through of long-term price increases.  For the years ended December 31, 2013, 2012, and 2011, fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractor was $55.7 million, $58.3 million, and $56.2 million or 14.4%, 16.4%, and 16.1%, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sales of equipment.  Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact the Company’s operating results.

In the past, the Company has contracted to hedge cash flows related to fuel purchases associated with fuel consumption not covered by fuel surcharge agreements.  This strategy was implemented mainly to reduce the Company’s exposure to significant upward movements in diesel fuel prices related to fuel consumed by empty and out-of-route miles and truck engine idling time which was not recoverable through fuel surcharge agreements. There were no outstanding hedging contracts for fuel as of or during the years ended December 31, 2013, 2012 or 2011. We may enter into contracts to hedge fuel costs in the future if market conditions warrant.

Competition

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  The Company competes with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, service, equipment availability, and qualified drivers. As the general economic conditions and credit market conditions deteriorated throughout 2008 which continued throughout 2009 and into early 2010, the industry became extremely competitive based on freight rates mainly due to excess tractor capacity.  Shipper demand and industry tractor capacity remained relatively equal throughout 2012 and 2013. The Company believes it competes effectively by providing high-quality service and meeting the equipment needs of targeted shippers. Strong competition within the industry for the hiring of drivers and independent contractors will continue to challenge the Company and others in our industry.

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

The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $2.0 million for any individual claim excluding GTI claims. Liabilities in excess of these amounts are covered by insurance up to $75.0 million in the aggregate for the coverage period, excluding GTI claims. The Company acts as a self-insurer for GTI auto liability involving property damage, personal injury, or cargo up to $0.5 million for any individual claim. Liabilities in excess of these amounts are covered by insurance up to $75.0 million. The Company retains any liability in excess of $75.0 million. Catastrophic physical damage coverage is carried to protect against natural disasters. The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim, excluding GTI claims. Liabilities in excess of this amount are covered by insurance. The Company acts as a self-insurer for GTI workers' compensation liability up to $0.5 million. Liabilities in excess of this amount are covered by insurance. In addition, primary and excess coverage is maintained for employee health insurance.

Regulation

We are a common and contract motor carrier regulated by the DOT and various state and local agencies.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. We currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety scale.  A conditional or unsatisfactory DOT safety rating could have an adverse effect on us, as some of our contracts with customers require a satisfactory rating.  Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

During 2009, the Federal Motor Carrier Safety Administration ("FMCSA") introduced Compliance Safety Accountability, ("CSA"), which was a set of evaluation standards on the safety performance of motor carriers and drivers which we are currently measured.  CSA enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA, the FMCSA along with its state partners includes a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information is accumulated to assess the safety performance of both carriers and drivers.  Since enforcement and measurement began on CSA in 2010 we have not exceeded any of the performance thresholds established by FMCSA's seven categories (unsafe driving, fatigued driving, driver fitness, controlled substances, vehicle maintenance, hazardous materials and crash rating). We monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. We do not yet know what long-term impacts this new program will have on its drivers and potential drivers but potential adverse effects on our results of operations may include:

•	Current and potential drivers may no longer be eligible to drive for us.

•	Our fleet could be ranked poorly as compared to our peers which could cause our customers to direct their business away from us and to carriers with higher fleet rankings.

•	A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, which could cause us to have unmanned trucks.

•	Competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation cost.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle, or hours-of-service ("HOS"), most of which became effective on July 1, 2013. The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future.

The following table summarizes the changes that have gone into effect during 2013 and 2012:

Provision	Prior Rules	Current Rules	Implementation date
Limitations on minimum "34-hour restarts"	None	(1) Must include two periods between 1 a.m. - 5 a.m. home terminal time. (2) May only be used once per week.	July 1, 2013
Rest breaks/consecutive drive time	None except as limited by other rule provisions	May drive only if 8 hours or less have passed since end of driver's last off-duty period of at least 30 minutes.	July 1, 2013
On-duty time	Includes any time in commercial motor vehicle ("CMV") except sleeper-berth	Does not include any time resting in a parked vehicle. While a CMV is in motion, does not include up to 2 hours in passenger seat immediately before or after 8 consecutive hours in sleeper-berth.	February 27, 2012
Penalties	"Egregious" hours of service violations not specifically defined.	Driving (or allowing a driver to drive) 3 or more hours beyond the driving-time limit may be considered an egregious violation and subject to the maximum civil penalties.	February 27, 2012

The new rules that became effective in 2013 have negatively impacted our efficiency.

In 2011, the FMCSA issued a Notice of Proposed Rulemaking regarding electronic on-board recorders (“EOBRs now referred to as electronic logging devices, or "ELDs"), which electronically monitor truck miles and enforce HOS. In August 2011, the Seventh Circuit Court of Appeals vacated the rule.
In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of ELDs by July 2013 with full adoption for all trucking companies no later than July 2015. It is uncertain if this adoption date will be challenged or extended. We believe the ELD mandate, together with the revised HOS rules and other regulations, could result in a reduction in effective trucking capacity to service increased demand. Although we are not currently required to install ELDs in our tractors, we proactively decided to install ELDs in all of our tractor models during 2011. As of December 31, 2011, 100% of our over-the-road tractors have ELDs installed including electronic logs. We believe early adoption and implementation of ELDs among our fleet during 2011 has provided cost savings to us by implementing ELDs prior to any final rules by the FMCSA as well as positioning us for future rules mandating the use of ELDs.

We may also become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Our drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing.  Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

The California Air Resource Board also has adopted emission control regulations which will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers traveling within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new trailers, will continue to increase the cost of any new trailers that will operate in California, required us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies. These laws and regulations include the management of underground fuel storage tanks, the transportation of hazardous materials, the discharge of pollutants into the air and surface and underground waters, and the disposal of hazardous waste.  We transport an insignificant number of hazardous material shipments. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on our capital expenditures, earnings and competitive position.  In the event we should fail to comply with applicable regulations,we could be subject to substantial fines or penalties and to civil or criminal liability.

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractors we utilize.  These standards apply to model years 2014 to 2018.  In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium- and heavy-duty vehicles, including tractors we utilize, and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016.  We believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

Beginning October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous $10,000. We are licensed by the FMCSA as a property broker and are in compliance with the financial security requirement. This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market. Such persons may seek agent relationships with companies such as us to avoid this increased cost. If they do not seek out agent relationships, the number of brokers in the industry could decrease.
Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the Securities and Exchange Commission are available to the public, free of charge, through the "Investors" section on the Company’s Internet website, at http://www.heartlandexpress.com.  Information on the Company's website is not incorporated by reference into this Annual Report.

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

A significant portion of our revenue is generated from several major customers.  For the year ended December 31, 2013, our top 25 customers, based on revenue, accounted for approximately 68.5% of our gross revenue. No single customer accounted for more than ten percent of revenue. A reduction in or termination of our services by one or more of our major customers, or these customers encountering adverse economic conditions represent a greater potential for loss and could have a materially adverse effect on our business and operating results.

The indebtedness under our Credit Agreement could have important consequences for our future operations.

Prior to the acquisition of GTI, we had no outstanding indebtedness or any need to borrow funds. Accordingly, we have not in the past been required to devote any cash flows from operations to debt service payments, which we have historically used to fund organic growth, capital expenditures, dividends, stock repurchases, working capital, and other general corporate purposes. In addition, the typical affirmative and negative covenants in a bank debt facility have not imposed restrictions on the operation of our business. In conjunction with the acquisition of GTI, we entered into a five-year, unsecured credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), in the amount of $250.0 million. The indebtedness under the Credit Agreement could have adverse consequences on our future operations, including:

•
Resulting in an event of default if we fail to comply with the financial and other covenants contained in the Credit Agreement, which could result in all of our debt thereunder becoming immediately due and payable;

•	Reducing the availability of our cash flows to fund organic growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate purposes;

•	Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate, and the general economy; and

•	Increasing our vulnerability to the impact of adverse economic and industry conditions.

If our cash flows and capital resources are inadequate to service our obligations under the Credit Agreement, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our historical policy of operating late-model revenue equipment requires us to expend significant amounts annually to maintain our fleet of revenue equipment.  We expect to pay for projected capital expenditures with cash flows from operations, borrowings on our Credit Agreement, and in certain times, proceeds from sales of equipment being replaced.  If we are unable to generate sufficient cash from operations, sales of equipment being replaced, or use all of our borrowing capacity on our Credit Agreement, we would need to utilize available cash reserves, if any, or seek alternative sources of capital, including additional financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain additional financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to commodity prices and pricing power among equipment manufacturers. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers.  As of December 31, 2013, all of our tractor fleet was comprised of tractors with engines that met the EPA-mandated clean air standards that became effective January 1, 2007.  We have experienced an approximate 21% increase in tractor prices for 2007 engine compliant tractors to tractors with 2010 engine compliance. As of December 31, 2013, approximately 20% of our tractor fleet consisted of models with pre 2010 engine technology. Accordingly, we expect to continue to pay increased prices for tractor equipment as we continue to increase the percentage of our fleet that meets the most recent EPA mandated clean air standards. In addition, President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium and heavy-duty vehicles, including tractors, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016. When newer regulations on EPA-mandated clean air standards go into effect, we expect to experience a further increase in prices for tractor equipment. The inability to recover tractor cost increases, as a result of new engine emission requirements, with rate increases or cost reduction efforts could adversely affect our results of operations.

In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to partially offset the cost of new revenue equipment.  When the supply of used revenue equipment exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases.  Management reviews estimates of depreciation to best reflect expected values of equipment at the end of the estimated useful life.  We recently adjusted our depreciation estimate related to the depreciation of tractor revenue equipment. We generally do not have guaranteed residual values on any of our current tractor fleet. The sale/trade values on tractors have been historically determined at the point of an agreement for new replacement tractors and are largely reliant on the mileage of the equipment at the time of trade/sale. Should the used market conditions deteriorate, it would increase our capital expenditures for new revenue equipment, decrease our gains on sale of revenue equipment, or increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political and economic market factors as well as terrorist attacks, weather, political unrest and war in foreign countries, all of which are generally outside our control and each of which may cause the price of fuel to increase. Additionally, fuel pricing can be affected by the rising demand in developing countries and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity. Such events may lead not only to increase in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel price increases, shortages, or supply disruptions could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of increases in fuel prices from customers through fuel surcharges, and have used derivative instruments designated as cash flow hedges on a limited basis.  During periods of rapidly rising fuel prices, fuel surcharge agreements do not cover 100% of our incremental fuel expense.  Also, fuel surcharge agreements do not cover fuel consumed in non customer driven miles (i.e. empty or out of route miles) and fuel consumed by idling tractors. Therefore, fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel and there is no assurance that we will be able to execute successful hedges in the future.  To the extent we are not successful in the negotiations for fuel surcharges and hedging arrangements, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  In addition, competition for drivers, which is always intense, may increase even more as the overall demand for freight services increases with continued improvements in economic trends and conditions. We have seen evidence that stricter HOS regulations adopted by the DOT in July 2013 have tightened, and may continue to tighten, the market for eligible drivers. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, or be required to further adjust our driver compensation package, which would lower our profitability. Increases in driver compensation could adversely affect our profitability if not offset by a corresponding increase in rates.

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

We operate predominately in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the "DOT"). Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and HOS. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' HOS, ergonomics, electronic on-board recorders, collective bargaining, security at ports, and other matters affecting safety or operating methods. In December 2011 new HOS rules were issued for commercial motor vehicle drivers which became effective July 1, 2013. The new rules changed requirements for HOS reset rules and introduced required rest breaks. The implementation of these new rules within our operations and any future rulemaking regarding drivers' HOS, could negatively impact utilization of our equipment.

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use EOBR's in our tractors to electronically monitor tractor miles and enforce hours-of-service.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of paperless logs by July 2013 with full adoption for all trucking companies no later than July 2015. All of our over-the-road fleet are currently on EOBR's, including electronic log books. Such installation could cause an increase in driver turn-over, information that can be used in litigation, cost increases, and decreased asset utilization.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and additional EPA emission requirements that became effective in January 2007 and January 2010 which are discussed above in Item 1 of Part I of this Annual Report on Form 10-K. In addition, President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium and heavy-duty vehicles, including tractors, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016. Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We are exposed to risks related to our recent acquisition of GTI.

The acquisition of GTI is the largest acquisition we have made in our history, and there is a risk that, due to the size of the acquisition, we will be unable to effectively integrate GTI into our operations. If the integration is not successful, or if we fail to implement our business strategy with respect to the acquisition, we may be unable to achieve expected results and our business, financial condition, and results of operations may be materially and adversely affected.

Although we anticipate achieving synergies in connection with the acquisition of GTI, we also expect to incur costs to implement such cost savings measures. Additionally, these synergies could be delayed and may not be achieved. The integration could result in significant unexpected costs. Transaction costs and acquisition-related integration costs related to the acquisition of GTI could adversely affect our results of operations in the period in which such charges are recorded. The acquisition of GTI involves numerous risks, including:

•	The diversion of management's and other personnel's attention from day-to-day business operations;

•	The potential loss of key customers, employees, suppliers, other business partners, or independent contractors;

•	The consolidation of functional areas may not go as planned;

•	Possible inconsistencies in or conflicts between the standards, controls, procedures, policies, business cultures, and compensation structures;

•	Possible future impairment charges, write-offs, write-downs, or restructuring charges that could adversely affect our results of operations;

•
Increased risk of significant deficiencies or material weaknesses in internal controls over financial reporting, as GTI has never operated as a public company and has not been required to maintain disclosure controls and procedures and internal controls over financial reporting;

•
Risk of increased tax liability or other tax risk if future earnings are less than anticipated, there is a change in the deductibility of items, or we are unable realize the benefits of a special tax election referred to as a "Section 338(h)(10) election";

•
Exposure to unknown liabilities or other obligations of GTI, which may include matters relating to employment, labor, and employee benefits, litigation, accident claims, and environmental issues, and which may affect our ability to comply with applicable laws;

•	The integration and management of technologies and services of the two companies, including the consolidation and integration of information systems;

•	The coordination of geographically separate organizations; and

•	The loss of truck drivers of GTI or our historical operations due to differences in pay, policies or culture, or other factors, or an increase in costs of recruiting and retaining truck drivers.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements, and other benefits that we expect to result from integrating GTI and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Even if we are able to integrate GTI’s operations into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. Expected savings and benefits are frequently based on due diligence results and future events, including general business and industry conditions, customer and employee retention, operating costs, and competitive factors, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that we will not discover unanticipated liabilities. In addition, even if we achieve the expected benefits, we may be unable to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating GTI, increases in other expenses or problems in the business unrelated to these acquisitions. Accordingly, you should not place undue reliance on our anticipated synergies.

The GTI transaction was in the form of a stock acquisition, which exposes us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers may be insufficient to protect us from, or compensate us for, actual liabilities. Most of the representations made by the sellers expire within eighteen months of the closing. A material liability associated with the GTI acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any additional acquisitions we undertake could involve the dilutive issuance of equity securities, incurring indebtedness, and/or incurring large one-time expenses.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

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

We maintain insurance with licensed insurance carriers for the amounts in excess of our self-insured portion.  It is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues.  Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, or we experience a claim that is covered and our insurance company fails to perform, results of our operations and financial condition could be materially and adversely affected.

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

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 49% of our common stock. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's headquarters is located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80.  The headquarters is located on 40 acres of land along the Cedar Rapids/Iowa City business corridor and includes a 65,000 square foot office building and a 32,600 square foot shop and maintenance building.

The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Oregon (2)	Yes	Yes	Yes	Leased
Atlanta, Georgia	Yes	Yes	Yes	Owned
Boise, Idaho (2)	Yes	Yes	No	Leased
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Clackamas, Oregon (2)	Yes	Yes	No	Leased
Columbus, Ohio	Yes	Yes	Yes	Owned
Denver, Colorado	No	Yes	No	Leased
Green Bay, Wisconsin (2)	Yes	No	No	Leased
Indianapolis, Indiana (2) (3)	Yes	Yes	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California (2)	Yes	Yes	Yes	Leased
Medford, Oregon (2)	Yes	Yes	Yes	Leased
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Pacific, Washington (2)	Yes	Yes	Yes	Leased
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois (2)	Yes	Yes	No	Leased
Rancho Cucamonga, California (2)	Yes	Yes	Yes	Leased
Seagoville, Texas	Yes	Yes	Yes	Owned
(1) Corporation headquarters. (2) New locations added in 2013 as a result of the GTI acquisition. (3) This location includes a land lease for a location that is separate from the terminal location.

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

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for the Company’s common stock as reported by the NASDAQ Global Select Market and the Company’s dividends declared per common share from January 1, 2012 to December 31, 2013.

Period	High	Low	Dividends declared per Common Share
Calendar Year 2013
1st Quarter	$14.21	$12.98	$0.02
2nd Quarter	14.58	12.99	0.02
3rd Quarter	15.09	13.80	0.02
4th Quarter	19.74	13.74	0.02
Calendar Year 2012
1st Quarter	$15.52	$13.80	$0.02
2nd Quarter	14.69	13.50	0.02
3rd Quarter	14.71	12.85	0.02
4th Quarter	14.36	12.43	1.02

On February 28, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $20.38 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 28, 2014, the Company had 194 stockholders of record of its common stock.  However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, the Company announced the implementation of a quarterly cash dividend program. The Company has declared and paid quarterly dividends for the past forty-two consecutive quarters.  During 2013 and 2012, the Company declared quarterly dividends as detailed below.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 11, 2013	June 10, 2013	September 9, 2013	November 25, 2013
Record date	March 22, 2013	June 20, 2013	September 20, 2013	December 10, 2013
Payment date	April 2, 2013	July 2, 2013	October 2, 2013	December 20, 2013
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.7	$1.8

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Announcement date	March 12, 2012	June 7, 2012	September 12, 2012	November 16, 2012
Record date	March 23, 2012	June 18, 2012	September 21, 2012	December 7, 2012
Payment date	April 3, 2012	July 3, 2012	October 2, 2012	December 17, 2012
Payment amount (per common share)	$0.02	$0.02	$0.02	$1.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.7	$86.7

During 2012 the Company paid a special dividend of $1.00 per share on outstanding shares at the time of the special dividend declaration which was in addition to regular quarterly dividends declared. The amount of this special dividend was $85.0 million in 2012.

The Company does not currently intend to discontinue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In September of 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  During February 2012 the Board of Directors increased the remaining number of authorized shares for repurchase to 5.0 million shares. There were 1.8 million shares repurchased during 2012 for a total of $24.2 million. There were no shares repurchased in the open market during the year ended December 31, 2013. Approximately 3.2 million shares remained authorized for repurchase under the program as of December 31, 2013. The authorization remained open at December 31, 2013 and has no expiration date. Shares repurchased during 2012 were accounted for as treasury stock. Shares purchased under the program prior to 2011 were retired.

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

The following table summarizes, as of December 31, 2013 , information about compensation plans under which our equity securities are authorized for issuance:

	Number of Securities to be Issued upon Expiration of Vesting Requirements	Weighted Average Stock Price on Date of Grant	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	211,550	$13.81	549,886

The following table summarizes the Company's restricted stock award activity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

	2013
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	$17.28
Vested	(75.3)	$14.04
Forfeited	(13.0)	$13.57
Outstanding (unvested) at end of year	211.5	$13.81

	2012
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351.0	$13.57
Granted	—	$—
Vested	(70.2)	$13.57
Forfeited	(4.0)	$13.57
Outstanding (unvested) at end of year	276.8	$13.57

	2011
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	—
Granted	351.0	13.57
Vested	—	—
Forfeited	—	—
Outstanding (unvested) at end of year	351.0	13.57

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2013 (4)	2012	2011	2010	2009
Statements of Income Data:
Operating revenue	$582,257	$545,745	$528,623	$499,516	$459,539
Operating expenses:
Salaries, wages, and benefits	178,736	167,073	166,717	167,980	168,716
Rent and purchased transportation	12,808	6,273	7,527	9,460	11,138
Fuel	172,315	168,981	161,915	126,477	104,246
Operations and maintenance	22,345	25,282	20,938	17,086	14,913
Operating taxes and licenses	10,516	8,694	9,225	8,480	9,286
Insurance and claims	14,888	14,906	13,142	12,526	16,629
Communications and utilities	3,552	2,953	2,957	3,187	3,655
Depreciation and amortization (1)	68,908	57,158	57,226	61,949	58,730
Other operating expenses	19,157	14,633	14,552	14,239	12,970
Gain on disposal of property and equipment	(33,270)	(15,109)	(32,133)	(13,317)	(19,708)
	469,955	450,844	422,066	408,067	380,575
Operating income (1)	112,302	94,901	106,557	91,449	78,964
Interest income	462	674	773	1,424	2,338
Interest expense	(208)	—	—	—	—
Income before income taxes (1)	112,556	95,575	107,330	92,873	81,302
Federal and state income taxes	41,974	34,034	37,398	30,657	24,353
Net income (1)	$70,582	$61,541	$69,932	$62,216	$56,949
Weighted average shares outstanding
Basic	85,209	85,892	89,656	90,689	91,131
Diluted	85,441	86,201	89,673	90,689	91,131
Earnings per share (1)
Basic	$0.83	$0.72	$0.78	$0.69	$0.62
Diluted	$0.83	$0.71	$0.78	$0.69	$0.62
Dividends declared per share (2)	$0.08	$1.08	$0.08	$1.08	$0.08
Balance Sheet data:
Net working capital	$55,732	$146,070	$167,772	$144,886	$77,460
Total assets	724,841	467,737	525,666	506,035	551,163
Long-term debt (3)	75,000	—	—	—	—
Stockholders' equity (2)	397,653	290,364	340,771	334,187	367,670

(1)
Effective July 1, 2013 the Company changed its estimate of depreciation expense on tractors to the 125% declining balance as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life.

(2)
During 2010 and 2012 the Company paid a special dividend of $1.00 per share on outstanding shares at the time of the special dividend declaration which was in addition to regular quarterly dividends declared. Amounts of these special dividends were $90.7 million in 2010 and $85.0 million in 2012.

(3)
During 2013 the Company entered into an unsecured reducing line of credit agreement. Maximum borrowing capacity as of December 31, 2013 was $250 million. As of December 31, 2013, based on outstanding borrowings and letters of credit, the Company had available borrowing capacity of $169.5 million.

(4)
The Company acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore the operating results of the Company for the year ended December 31, 2013 includes the operating results of GTI for the period of November, 11, 2013 to December 31, 2013.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This section contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could, ” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors," set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier of general commodities with corporate headquarters in North Liberty, Iowa. The Company became publicly traded in November, 1986 and is traded on the NASDAQ National Market under the symbol HTLD. The Company provides nationwide transportation services predominately in the dry van market but also offers temperature-controlled services, brokerage services, and dedicated truckload services to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. The Company provides these transportation services using Company controlled owned and leased revenue equipment as well as additional capacity through the use of independent contractor tractors.  The Company generally earns revenue based on the number of miles per load delivered.  The Company believes the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety are predicated on the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards, safety record, and equipment accessibility have made it a core carrier to many of its major customers.

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.  During 2009 industry capacity (available trucks) significantly exceeded demands for freight services largely due to a significant decline in the U.S. economy and consumer spending. As such, there was significant downward pressure on freight rates throughout 2009 and into 2010. General economic conditions and downward pressure on freight rates caused increases in trucking company bankruptcies and other company tractor fleet reductions during this same period. As a result of trucking company failures and other company fleet reductions, during 2010, industry capacity came back in line with demand for freight services after a period of industry capacity significantly exceeding demand for freight services. During the periods of 2011 through the later part of 2013 there was a close balance of industry capacity and demand for freight services although the demand for freight services had not reached levels of demand that existed during the years immediately preceding 2009. Balancing of the industry capacity and demand of freight services throughout this period allowed the Company to obtain freight rate increases although these increases have not covered the Company's increases in operating costs, mainly related to increases in the price of revenue equipment and maintenance costs of such equipment. During late 2013 and early 2014, there has been a divergence of demand for freight services (increase) and industry capacity (decrease). This trend has also been consistent with what the Company has seen and experienced in non-committed business in the spot markets. The Company cannot currently predict if this trend will continue.

Competition for drivers, which is always intense, escalated during 2011 due to general improvements in the demand for freight services. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to explore new ideas and ways to attract and retain qualified drivers.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses is the next highest cost to the Company after salaries, wages and benefits to our drivers and other employees at approximately 30% of gross revenues. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012 and were relatively flat in 2013 compared to 2012. Average Department of Energy ("DOE") diesel prices for 2009 through 2013 have been, $2.47, $3.00, $3.85, $3.97, and $3.92 respectively. The average price so far in 2014 has been $3.94 with the latest price being $4.02. The Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, tractor specifications and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At December 31, 2013, 100% of the Company's tractor fleet is equipped with idle management controls. At December 31, 2013, the Company’s tractor fleet had an average age of 2.4 years and the Company's trailer fleet had an average age of 4.6 years.

The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made six acquisitions since 1987 with the most recent acquisition of GTI in 2013.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout the recent recession, in comparison to our competitors, better positioning the Company for future growth as market capacity continues to tighten.  Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, integration of operational efficiencies of Heartland and GTI, and the availability and ability to attract and retain experienced drivers that meet our hiring standards, as well as the retention of the Company's current drivers.

The Company hires the majority of its drivers with previous over the road experience (majority of driver positions hired require six-nine months of over-the-road experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates as well as safety pay incentives.

The Company ended the year of 2013 with operating revenues of $582.3 million, including fuel surcharges, net income of $70.6 million, and basic net income per share of $0.83 on basic weighted average outstanding shares of 85.2 million compared to operating revenues of $545.7 million, including fuel surcharges, net income of $61.5 million, and basic net income per share of $0.72 on basic weighted average shares of 85.9 million in 2012. The Company posted an 80.7% operating ratio (operating expenses as a percentage of operating revenues) for the year ended December 31, 2013 compared to 82.6% for the same period of 2012 and a 12.1% net margin (net income as a percentage of operating revenues) for 2013 compared to 11.3% in same period of 2012. The Company had total assets of $724.8 million at December 31, 2013. The Company achieved a return on assets of 12.4% and a return on equity of 20.5% over the immediate past four quarters ended December 31, 2013.

The Company’s cash flow from operations for the twelve months ended December 31, 2013 of $111.2 million was 19.1% of operating revenues compared to $102.2 million and 18.7% in 2012.  During 2013, the Company used $133.5 million in net investing cash flows, which was mainly the result of acquiring 100% of the outstanding stock of GTI, ($110.9 million), $42.9 million used in net purchases of revenue equipment, both of which were offset by $21.1 million in calls and sale proceeds of auction rate securities. The Company used $79.8 million in financing activities directly related to $(72.9) million of net debt borrowings and another $6.9 million used to pay dividends to our shareholders during 2013. As a result, the Company decreased cash and cash equivalents $102.1 million during the year ended December 31, 2013.  The Company ended 2013 with cash and cash equivalents of $17.8 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	30.7%	30.6%	31.5%
Rent and purchased transportation	2.2	1.1	1.4
Fuel	29.6	31.0	30.6
Operations and maintenance	3.8	4.6	4.0
Operating taxes and licenses	1.8	1.6	1.7
Insurance and claims	2.6	2.7	2.5
Communications and utilities	0.6	0.5	0.6
Depreciation and amortization	11.8	10.5	10.8
Other operating expenses	3.3	2.7	2.8
Gain on disposal of property and equipment	(5.7)	(2.8)	(6.1)
	80.7%	82.6%	79.8%
Operating income	19.3%	17.4%	20.2%
Interest income	0.1%	0.1%	0.1%
Interest expense	—%	—%	—%
Income before income taxes	19.3%	17.5%	20.3%
Income taxes	7.2	6.2	7.1
Net income	12.1%	11.3%	13.2%

Year Ended December 31, 2013 Compared With the Year Ended December 31, 2012

The Company acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore the operating results of the Company for the year ended December 31, 2013 includes the operating results of GTI for the period of November, 11, 2013 to December 31, 2013. GTI's operations for this fifty-one day period impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, and depreciation and amortization in 2013 compared to 2012 as further explained below.

Operating revenue increased $36.5 million (6.7%), to $582.3 million for the year ended December 31, 2013 from $545.7 million for the year ended December 31, 2012.  The increase in revenue was the result of a $6.0 million (5.4%) increase in fuel surcharge revenue from $112.4 million in 2012 to $118.4 million in 2013 and an increase in line haul and other revenues of $30.5 million (7.0%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of increased miles during 2013 compared to 2012 offset by (1.2)% decrease in average DOE diesel fuel prices during the year ended December 31, 2013 compared to the same period of 2012. Line haul and other revenues increased mainly as a result of an increase in loaded miles.

Salaries, wages, and benefits increased $11.7 million (7.0%), to $178.7 million for the year ended December 31, 2013 from $167.1 million in the 2012 period.  Salaries, wages, and benefits increased $6.3 million (5.3%), due to an increase in driver wages, $3.8 (18.9%) million due to office and shop wages, a $0.9 million increase in health insurance expense, and $0.8 million increase in payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to an increase in driver miles and office and shop increase was directly attributable to an increase in the number of employees. Health insurance increased due to mainly to an increase in the number of covered participants.

Rent and purchased transportation increased $6.5 million (104.2%), to $12.8 million for the year ended December 31, 2013 from $6.3 million in the comparable period of 2012.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $1.5 million, an increase in amounts paid to third party carriers on brokered loads of $3.2 million, an increase in amounts paid to independent contractors, $1.0 million, and an increase in leased property expense of $0.8 million. The increases in operating leases of revenue equipment, third party broker expense and leased property expense was due to the Company not having these types of expenses historically. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during 2013. During the year ended December 31, 2013, independent contractors accounted for 1.7% of the total fleet miles and the Company expects that independent contractor miles to be approximately 1.7% of total fleet miles for 2014.

Fuel increased $3.3 million (2.0%), to $172.3 million for the year ended December 31, 2013 from $169.0 million for the same period of 2012. The increase was primarily the result of increased miles, $8.4 million, which was offset by decreased fuel prices, $4.7 million. Fuel cost per mile, net of fuel surcharge, decreased 9.9% in the 2013 period compared to the same period of 2012.  The DOE average diesel price per gallon for the year ended December 31, 2013 was $3.92 per gallon compared to the same period of 2012 of $3.97 per gallon a 1.2% decrease.  The difference in the decrease in the DOE average price and the Company's fuel cost per mile, net of fuel surcharge is largely attributable to increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharge revenues, idle management controls, and a slight reduction of out of route miles.

Depreciation and amortization increased $11.8 million (20.6%), to $68.9 million during the year ended December 31, 2013 from $57.2 million in the same period of 2012.  The increase is mainly attributable to an increase in the number of revenue equipment units being depreciated. Tractor depreciation increased $8.1 million, net of the change in depreciation method for tractors further discussed below, on a 48.7% increase in the number of tractor units depreciated during the year ended December 31, 2013. Trailer depreciation increased $3.1 million on a 100% increase in the number of trailer units depreciated during the year ended December 31, 2013. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase.  Effective, July 1, 2013, the Company changed depreciation for tractors to the 125% declining balance method from the 150% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $4.4 million during the year ended December 31, 2013. Increases in all other depreciation and amortization was $0.7 million and was mainly related to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities.

Operating and maintenance expense decreased $2.9 million (11.6%), to $22.3 million during the year ended December 31, 2013 from $25.3 million in the same period of 2012. Operating and maintenance costs decreased $3.2 million mainly due to decreased revenue equipment parts and maintenance costs mainly attributable to reduced tire costs.

Gains on the disposal of property and equipment increased $18.2 million (120.2%), to $33.3 million during the year ended December 31, 2013 from $15.1 million in the same period of 2012.  The increase was mainly the combined effect of increases in gains on sales of tractor equipment of $17.1 million and an increase in gains on trailer equipment sales of $1.0 million. The increase in gains on tractors was largely due to the Company selling approximately five times more tractors during 2013. The increase in gains on trailers was due to 24.7% decline in the number of trailer units sold offset by an increase in the gains per unit sold during the year ended December 31, 2013 compared to the same period of 2012. The Company currently anticipates tractor equipment sale activity during 2014 to decrease from 2013 levels due to the current tractor fleet age and offset by flat to a slight increase in trailer activity anticipated during 2014 compared to 2013 levels.

Interest expense increased $0.2 million, to $0.2 million in the year ended December 31, 2013 due to the Company's debt borrowings in 2013 directly attributable to the Company's acquisition of GTI during 2013. As the debt borrowings were only outstanding for approximately one month of 2013 it is anticipated that interest expense will be significantly higher in 2014.

The Company’s effective tax rate was 37.3% and 35.6% for year ended December 31, 2013 and 2012, respectively.  The increase in the effective tax rate for 2013 is primarily attributable to a decrease in favorable income tax expense adjustments during the 2013 period compared to the same period of 2012 resulting from the roll off of certain state tax contingencies.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 80.7% during the year ended December 31, 2013 compared with 82.6% during the year ended December 31, 2012.  Net income increased $9.0 million (14.7%), to $70.6 million for the year ended December 31, 2013 from $61.5 million during the compared 2012 period as a result of the net effects discussed above.

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011

Operating revenue increased $17.1 million (3.2% ), to $545.7 million for the year ended December 31, 2012 from $528.6 million for the year ended December 31, 2011.  The increase in revenue was the result of a $4.6 million (4.3%) increase in fuel surcharge revenue from $107.8 million in 2011 to $112.4 million in 2012 and an increase in line haul and other revenues of $12.5 million (3.0%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of a 3.2% increase in average DOE diesel fuel prices during the year ended December 31, 2012 compared to the same period of 2011. Line haul revenues increased mainly as a result of freight rate increases offset by a slight decrease in loaded miles.

Salaries, wages, and benefits increased $0.4 million (0.2% ), to $167.1 million for the year ended December 31, 2012 from $166.7 million in the 2011 period.  The increase was the result of a $0.8 million increase (0.7%) in driver wages, a $2.2 million increase in amortization of stock-based compensation awards, a $2.7 million (38.5%) decrease in workers' compensation, and a $0.1 increase in other compensation and benefits.  The Company driver wage increase was mainly due to an increase in miles driven. Amortization of stock-based compensation is related to restricted stock awards that were granted in December 2011and therefore there was not any significant associated expense in the 2011 period. Based on outstanding awards at December 31, 2012, stock-based compensation is expected to decrease to approximately $1.0 million in 2013. Workers' compensation decreased due to frequency and severity of claims.

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

Fuel increased $7.1 million (4.4% ), to $169.0 million for the year ended December 31, 2012 from $161.9 million for the same period of 2011. The increase is primarily the result of increased fuel prices, $4.7 million, and increased total miles, $2.4 million. Fuel cost per mile, net of fuel surcharge, increased 2.2% in the 2012 period compared to the same period of 2011.  The DOE average diesel price per gallon for the year ended December 31, 2012 was $3.97 per gallon compared to the same period of 2011 of $3.85 per gallon a 3.2% increase.   The difference in the increase in the DOE average price and the Company's fuel cost per mile, net of fuel surcharge is largely attributable to a slight increase in fuel economy due to newer, more fuel efficient revenue equipment, increases in fuel surcharge revenues, and a reduction of out of route miles.

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

Insurance and claims increased $1.8 million (13.4%) to $14.9 million for the year ended December 31, 2012 compared to $13.1 million for the 2011 period. The increase was the result of an increase in the frequency of accidents and insurances expense.

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

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and the compensation paid to drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements on tractor engines manufactured after January 1, 2007 and January 1, 2010, and driver comfort have resulted in higher tractor prices.  The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.  Tractors currently being purchased with engines meeting January 1, 2010 EPA requirements are approximately 21% more expensive than tractors that were purchased with engines meeting January 1, 2007 EPA requirements. Tractors previously acquired with engines meeting January 1, 2007 EPA requirements were approximately 37% more expensive than tractors that were purchased with engines meeting January 1, 2002 EPA requirements. General improvement of economic conditions and balancing of industry supply and the demand for freight services in the past couple years have allowed certain rate increases mainly, although the rate increases received have significantly lagged the increased prices paid for new revenue equipment over the same period.

In addition to inflation, fluctuations in fuel prices can affect profitability.  Most of the Company’s contracts with customers contain fuel surcharge provisions.  Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.   Average DOE fuel prices during 2008 through 2013 are summarized below.

	Department of Energy Diesel Fuel Prices
	Annual High	Annual Low	Annual Average
2008	$4.764	$2.089	$3.761
2009	2.808	2.017	2.474
2010	3.331	2.756	2.998
2011	4.124	3.333	3.848
2012	4.150	3.648	3.971
2013	4.159	3.817	3.922

Fuel expense, net of fuel surcharge revenue and fuel stabilization paid to independent contractors along with favorable fuel hedge settlements in 2009, was 14.4%, 16.4%, 16.1%, and 15.3% for the years ended December 31, 2013, 2012, 2011, and 2010, respectively, of the Company’s total operating expenses, net of fuel surcharge revenue and gains on sale of equipment.  Significant fluctuations in fuel prices increase our cost of operations as the Company is unable to pass through all increases in fuel prices.  The Company is not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling so as there are significant changes in fuel prices the Company's operating results could be adversely effected.

Liquidity and Capital Resources

On November 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), the Company, GTI, and the other members of the Company's consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250 million unsecured revolving line of credit (the "Revolver"), which was used to assist in the repayment all of GTI's existing debt, at the time of acquisition, and may be used in the future for working capital, equipment financing, and general corporate purposes. The Bank's commitment will decrease to $225 million on November 1, 2014, to $200.0 million on November 1, 2015, and to $175 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"), subject to the Borrower's ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at December 31, 2013 was 0.793%. There is a commitment fee on the unused portion of the Revolver at .0625%, due quarterly.

The Credit Agreement contains customary covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective covenants at December 31, 2013.

During 2013, the Company used $258.8 million in cash and cash equivalents to acquire GTI. This consisted of $110.9 million of cash paid at closing as well as another $147.9 million to pay off GTI long-term debt assumed through the acquisition. The sources of cash for the acquisition of GTI was primarily cash and cash equivalents at the time of the acquisition plus $76.7 million cash received through draws on the Revolver. Subsequent to the draws on the Revolver and prior to December 31, 2013, the Company repaid $1.7 million on the Revolver. The Company ended 2013 with cash and cash equivalents of $17.8 million and outstanding long-term debt of $75.0 million.

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company’s primary source of liquidity has historically been from operating activities which during 2013 was $111.2 million compared to $102.2 million during the same period of 2012.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $17.7 million higher during 2013 compared to 2012 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $8.7 million.  The net decrease in cash provided by operating assets and liabilities for 2013 compared to the same period of 2012 was mainly attributable to an increase in accounts receivable, a decrease in accounts payable and other accrued expenses mainly decreases in self insurance reserves, increased spending on prepaid tires and an increase in our income tax receivable position at the end of 2013. Cash flow from operating activities was 19.1% of operating revenues for the year ended December 31, 2013 compared with 18.7% for the same period of 2012.

Cash flows used in investing activities was $133.5 million during 2013 compared to cash flows used in investing activities of $6.0 million during 2012 or an increase in cash used of $127.5 million.  The increase in cash used in investing activities was mainly the result of the acquisition of GTI, $110.9 million, an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $5.3 million. These increase in cash uses for the GTI acquisition and net capital expenditures was offset by a decrease in calls of investments in auction rate security ("ARS") investments of $11.3 million to $21.1 million compared to 2012. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $70 million to $80 million for 2014 most of which relates to the Company's upgrade of its tractor and trailer fleet throughout 2014. Although the Company expects to sell trailers during 2014 to partially offset the price of new trailer equipment, there are no guaranteed commitments from third parties to buy trailers during 2014 and therefore these estimated trailer proceeds have not been used to reduce the Company's estimated net capital expenditures for 2014.

Cash used in financing activities decreased $36.3 million in 2013 compared to 2012. During 2012 the Company paid a special dividend of $85.4 million. There was no special dividend paid in 2013 and therefore cash used for dividend payments decreased $85.1 million mainly a result of this special dividend paid in 2012. During 2013, the Company obtained proceeds from the Revolver of $76.7 million which were used along with excess cash, to payoff long-term debt assumed by the Company upon the acquisition of GTI of $147.9 million. Subsequent to drawing under the Revolver, and prior to December 31, 2013 the Company paid down $1.7 million on the Revolver.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to a total of 5.0 million shares. As of December 31, 2012 there were approximately 3.2 million remaining shares authorized for repurchase under a repurchase program. There were no shares repurchased in the open market during the year ended December 31, 2013 compared to 1.8 million shares repurchased during 2012 for a total of $24.2 million, all of which were repurchased subsequent to the Board of Directors increased authorization in February 2012. The authorization remained open at December 31, 2013 and has no expiration date. Approximately 3.2 million shares remain authorized for repurchase under the program as of December 31, 2013. Shares repurchased subsequent to 2011 were accounted for as treasury stock. Any shares purchased under the repurchase program prior to 2011 were retired. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration dates. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $38.1 million in 2013 which was $4.7 million lower than income taxes paid during 2012 of $42.8 million.  The decrease was mainly the result of a decrease in taxable income driven by higher tax depreciation on revenue equipment purchases as a result of 50% bonus depreciation for tax purposes on new tractor and trailer equipment purchases and accelerated tax methods on the remaining depreciable basis after the affects of bonus depreciation.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, proceeds from the sale of used equipment and available capacity on the Company's line of credit.  At December 31, 2013, the Company had $17.8 million in cash and cash equivalents and and $169.5 million available borrowing capacity on the line of credit.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions. In conjunction with the acquisition of GTI, the Company is party to certain operating leases to finance a portion of the Company's revenue equipment requirements and terminal facilities requirements. Operating lease expense during 2013 was $2.1 million. The future operating lease obligations are detailed in the Contractual Obligations and Commercial Commitments table below.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2013.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$79.5	$79.5	$—	$—	$—
Long-term debt	75.0	—	—	75.0	—
Operating lease obligations	31.3	11.2	12.6	7.5	—
Obligations for unrecognized tax benefits (2)	20.1	—	—	—	20.1
	$205.9	$90.7	$12.6	$82.5	$20.1

(1)	Relates mainly to the Company's commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where the Company has contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties of $6.7 million.  The Company is unable to reasonably determine when these amounts will be settled.

At December 31, 2013, the Company had a total of $13.4 million in gross unrecognized tax benefits.  Of this amount, $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2013.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $6.7 million at December 31, 2013 and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2013
(in thousands)
Gross unrecognized tax benefits	$13,432
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	6,656
Obligations for unrecognized tax benefits	$20,088

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.4 million to an increase of $1.4 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2010 and forward. Tax years 2003 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2013 the Company did not have any capital lease obligations.

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

Property, plant, and equipment

Management estimates the useful lives of revenue equipment based on estimated use of the asset. For tractors, it has been the historical practice of the Company to buy new tractor and trailer equipment directly from manufacturers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. The Company has not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as the Company's internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is the Company's historical maintenance programs which in management's opinion is critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. Tractors and trailers are depreciated using the 125% declining balance method and straight-line method, respectively, as management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers.

Management estimated the remaining useful lives of revenue equipment and other assets acquired from GTI during 2013 as part of the Stock Purchase Agreement based on the original purchase date, estimated life of the asset, the estimated remaining life of the asset as of the Stock Purchase Agreement date, and estimated holding period of the asset.

The Company periodically evaluates property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2013, 2012, and 2011.

Goodwill and other intangibles

The Company performs an annual impairment test on goodwill. This annual assessment is conducted at the end of September unless events or circumstances indicate that it is more likely than not that impairment has occurred prior to that date or from the assessment date through the Company's year end, December 31st.

The Company periodically evaluates other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2013, 2012, and 2011.

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

Income taxes
Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Recent tax law changes have not significantly affected the Company's expectation of tax rates. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. The Company has not recorded a valuation allowance against deferred tax assets as it is management's opinion that it is more likely than not the Company will be able to utilize the remaining deferred tax assets based on the Company's history of profitability and taxable income.

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

General

We are exposed to market risk changes in interest rates on our long-term debt and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to a material foreign currency risk.

Interest Rate Risk

The Company had $75.0 million of debt outstanding at December 31, 2013. Borrowings under the Credit Agreement can either be, at the Company's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. All outstanding borrowings at December 31, 2013 were under the one-month LIBOR (Index) plus 0.625% option. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming the level of borrowings at December 31, 2013, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual expense by $0.8 million. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

The report of KPMG LLP, the Company’s independent registered public accounting firm, consolidated financial statements of the Company and its consolidated subsidiaries, and the notes thereto, and the financial statement schedule are included beginning on page on F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2013. We have excluded Gordon Trucking, Inc. from our assessment of internal control over financial reporting, which was acquired in a purchase business combination on November 11, 2013 and whose total assets represent 49% of the Company's consolidated total assets at December 31, 2013 and 10% of operating revenues for the year ended December 31, 2013. Based on our evaluation under the framework in Internal Control– Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s auditor, KPMG LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report beginning on page F-1. This report excludes an evaluation of internal control over financial reporting of GTI.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company’s Proxy Statement for the annual shareholders’ meeting to be held on May 8, 2014 (the “Proxy Statement”).

Code of Ethics

The Company has adopted a code of ethics know as the "Code of Business Conduct and Ethics" that applies to the Company's employees including the principal executive officer, principal financial officer, and controller. In addition, The Company has adopted a code of ethics known as "Code of Ethics for Senior Financial Officers". The Company makes these codes available on its website at www.heartlandexpress.com (and in print to any shareholder who requests them).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2013, 2012, and 2011	S 1

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

(b)       Exhibits.  The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated November 11, 2013, by and among Gordon Trucking, Inc., the Stockholders of Gordon Trucking, Inc., Heartland Express, Inc. of Iowa, Heartland Express, Inc. in its capacity as guarantor and Larry Gordon, in his capacity as Sellers' Representative. Filed herewith.

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
10.4
Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Filed herewith.

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

**Filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.

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

HEARTLAND EXPRESS, INC.

Date:	March 3, 2014	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2014
John P. Cosaert

/s/ Benjamin J. Allen	Director	March 3, 2014
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	March 3, 2014
Lawrence D. Crouse

/s/ James G. Pratt	Director	March 3, 2014
James G. Pratt

/s/ Tahira K. Hira	Director	March 3, 2014
Tahira K. Hira

/s/ Larry J. Gordon	Director	March 3, 2014
Larry J. Gordon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Gordon Trucking, Inc. (GTI) during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, GTI’s internal control over financial reporting associated with total assets of $353 million and total revenues of $56 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GTI.

/s/ KPMG LLP

Des Moines, Iowa
March 3, 2014

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31 2013	December 31 2012
CURRENT ASSETS
Cash and cash equivalents	$17,763	$119,838
Trade receivables, net	84,400	46,555
Prepaid tires	6,999	6,603
Prepaid shop supplies	4,194	—
Other current assets	11,061	2,281
Income tax receivable	5,706	2,351
Deferred income taxes, net	14,177	13,797
Total current assets	$144,300	$191,425
PROPERTY AND EQUIPMENT
Land and land improvements	17,069	17,451
Buildings	27,347	26,761
Leasehold improvements	16,134	—
Furniture and fixtures	1,829	2,269
Shop and service equipment	10,604	7,266
Revenue equipment	549,415	378,583
Construction in progress	466	—
	622,864	432,330
Less accumulated depreciation	173,605	189,959
Property and equipment, net	$449,259	$242,371
LONG-TERM INVESTMENTS	—	20,016
GOODWILL	98,686	4,815
OTHER INTANGIBLES, NET	18,746	—
OTHER ASSETS	13,850	9,110
	$724,841	$467,737
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,912	$7,583
Compensation and benefits	28,084	16,409
Insurance accruals	20,945	13,924
Other accruals	12,627	7,439
Total current liabilities	$88,568	$45,355
LONG-TERM LIABILITIES
Income taxes payable	$20,089	$23,122
Long-term debt	75,000	—
Deferred income taxes, net	61,948	51,306
Insurance accruals less current portion	67,965	57,590
Other long-term liabilities	13,618	—
Total long-term liabilities	$238,620	$132,018
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2013 and 2012; outstanding 87,705 and 84,770 in 2013 and 2012, respectively	907	907
Additional paid-in capital	5,897	2,968
Retained earnings	432,034	368,313
Treasury stock, at cost; 2,984 and 5,919 shares in 2013 and 2012, respectively	(41,185)	(80,540)
Accumulated other comprehensive loss	—	(1,284)
	$397,653	$290,364
	$724,841	$467,737
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2013	2012	2011

OPERATING REVENUE	$582,257	$545,745	$528,623

OPERATING EXPENSES
Salaries, wages and benefits	$178,736	$167,073	$166,717
Rent and purchased transportation	12,808	6,273	7,527
Fuel	172,315	168,981	161,915
Operations and maintenance	22,345	25,282	20,938
Operating taxes and licenses	10,516	8,694	9,225
Insurance and claims	14,888	14,906	13,142
Communications and utilities	3,552	2,953	2,957
Depreciation and amortization	68,908	57,158	57,226
Other operating expenses	19,157	14,633	14,552
Gain on disposal of property and equipment	(33,270)	(15,109)	(32,133)
	469,955	450,844	422,066

Operating income	112,302	94,901	106,557

Interest income	462	674	773

Interest expense	(208)	—	—

Income before income taxes	112,556	95,575	107,330

Federal and state income taxes	41,974	34,034	37,398

Net income	$70,582	$61,541	$69,932
Other comprehensive income, net of tax	1,284	1,797	—
Comprehensive income	$71,866	$63,338	$69,932

Net income per share
Basic	$0.83	$0.72	$0.78
Diluted	$0.83	$0.71	$0.78

Weighted average shares outstanding
Basic	85,209	85,892	89,656
Diluted	85,441	86,201	89,673

Dividends declared per share	$0.08	$1.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2011	$907	$439	$335,922	$—	$(3,081)	$334,187
Net income	—	—	69,932	—	—	69,932
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends on common stock, $0.08 per share	—	—	(7,148)	—	—	(7,148)
Repurchases of common stock	—	—	—	(56,350)	—	(56,350)
Stock-based compensation	—	150	—	—	—	150
Balance, December 31, 2011	907	589	398,706	(56,350)	(3,081)	340,771
Net income	—	—	61,541	—	—	61,541
Other comprehensive income, net of tax	—	—	—	—	1,797	1,797
Dividends on common stock, $1.08 per share	—	—	(91,934)	—	—	(91,934)
Repurchases of common stock	—	—	—	(24,190)	—	(24,190)
Stock-based compensation	—	2,379	—	—	—	2,379
Balance, December 31, 2012	907	2,968	368,313	(80,540)	(1,284)	290,364
Net income	—	—	70,582	—	—	70,582
Other comprehensive income, net of tax	—	—	—	—	1,284	1,284
Dividends on common stock, $0.08 per share	—	—	(6,861)	—	—	(6,861)
Issuance of common stock	—	1,745	—	39,355	—	41,100
Stock-based compensation	—	1,184	—	—	—	1,184
Balance, December 31, 2013	$907	$5,897	$432,034	$(41,185)	$—	$397,653

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$70,582	$61,541	$69,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,649	57,821	57,876
Deferred income taxes	10,262	(5,751)	14,743
Loss on sale of investments	200	—	—
Amortization of stock-based compensation	1,184	2,379	150
Gain on disposal of property and equipment	(33,270)	(15,109)	(32,133)
Changes in certain working capital items (net of acquisition):
Trade receivables	7,834	(2,357)	(2,579)
Prepaid expenses and other current assets	904	5,688	(6,459)
Accounts payable, accrued liabilities, and accrued expenses	(9,722)	953	(952)
Accrued income taxes	(6,388)	(2,992)	(1,498)
Net cash provided by operating activities	111,235	102,173	99,080
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	92,313	29,184	73,018
Purchases of property and equipment, net of trades	(135,195)	(66,811)	(126,257)
Maturity, calls and sales of investments	21,100	32,350	38,125
Acquisition of business, net of cash acquired	(110,900)	—	—
Change in other assets	(825)	(704)	(1,818)
Net cash used in investing activities	(133,507)	(5,981)	(16,932)
FINANCING ACTIVITIES
Cash dividends paid	(6,861)	(91,934)	(7,148)
Proceeds from issuance of long-term debt, net of repayments	75,000	—	—
Repayment of debt assumed	(147,942)	—	—
Repurchases of common stock	—	(24,190)	(56,350)
Net cash used in financing activities	(79,803)	(116,124)	(63,498)
Net (decrease) increase in cash and cash equivalents	(102,075)	(19,932)	18,650
CASH AND CASH EQUIVALENTS
Beginning of period	119,838	139,770	121,120
End of period	$17,763	$119,838	$139,770
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4	$—	$—
Cash paid during the period for income taxes, net of refunds	$38,101	$42,776	$24,152
Noncash investing and financing activities:
Fair value of revenue equipment traded	$2,138	$—	$—
Purchased property and equipment in accounts payable	$11,191	$698	$1,683
Issuance of common stock in acquisition of business	$41,100	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc., (the "Company") is a short-to-medium-haul truckload carrier of general commodities.  The Company provides nationwide transportation service to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. The Company provides these transportation services using Company controlled owned and leased revenue equipment as well as additional capacity through the use of independent contractor tractors.

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

Segment Information

The Company provides multiple transportation services across the United States (U.S.) and parts of Canada through a nationwide network of regional operating divisions. The operating divisions are operated out of our regional office locations throughout the U.S. The Company offers asset-based transportation services in the dry van and temperature-controlled transportation markets as well as non-asset based brokerage services. Each of the divisions are managed based on similar economic characteristics. Each division provides services to a similar class of customers and are exposed to similar competitive and financial risk factors. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information. Accordingly, the Company has not presented separate segment financial information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaled $10.6 million at December 31, 2013. As of December 31, 2013, $0.1 million is included in other current assets and $10.5 million is included in other non-current assets per the consolidated balance sheets.  Restricted and designated cash and investments totaled $9.1 million at December 31, 2012 and is included in non-current assets per the consolidated balance sheets. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Investments

The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.  As of December 31, 2013 the Company had no short-term or long-term investments classified as available-for-sale. As of December 31, 2012, the Company had classified its $20.0 million investment in auction rate securities as available-for-sale.  Available-for-sale securities, comprised entirely of auction rate securities, were stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, were reported as a component of stockholders’ equity.  Realized gains and losses were determined on the basis of the specific securities sold.  Investments were reviewed quarterly for other-than-temporary impairments. During 2013, the Company received $21.1 million from calls and sales, reversed previously recorded accumulated other comprehensive losses associated with these investments of $1.3 million, and recognized a realized loss of $0.2 million with the sale of certain investments.

Municipal bonds of $1.4 million and $1.3 million at December 31, 2013 and 2012, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on available-for-sale and held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   The Company uses a percentage of aged receivable method and its write off history in estimating the allowance for bad debts.  The Company reviews the adequacy of its allowance for doubtful accounts on a monthly basis.  The Company is aggressive in its collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  The Company will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.0 million and $0.8 million at December 31, 2013 and 2012, respectively.

Prepaid Shop Supplies

Prepaid shop supplies consist mainly of parts for revenue equipment and are valued at the lower of average cost or market.

Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.7 million for the years ended December 31, 2013 and 2012 has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

The Company changed to 150% declining balance depreciation from the historical 125% declining balance depreciation for tractors in 2009 due to lower used truck values, higher prices for new equipment, and uncertainty surrounding the reliability and resale value of tractors with 2010 emission-compliant engines. Effective, July 1, 2013, the Company changed depreciation for tractors back to the historical 125% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Under the declining balance method, depreciation for each tractor is highest in the first year and declines in each year throughout the useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $4.4 million ($0.03 per share, net of tax effect) during the year ended December 31, 2013.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop & service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

The Company periodically evaluates property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2013, 2012, and 2011, respectively.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments. The fair value of long-term debt is equal to the carrying amount as all of the debt is variable rate debt at current market rates.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $0.9 million, $1.0 million, and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Goodwill

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of the end of September each year and no other indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2013, 2012, and 2011.

Other Intangibles, Net

Other intangibles, net consists primarily of tradenames, covenants not to compete, customer relationships, and real estate purchase options. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. See notes 3 and 4 for additional information regarding intangible assets.

Contingent Consideration

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of comprehensive income. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

Insurance Accruals

The Company is self-insured for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation. Insurance accruals reflect the estimated cost of claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends. Insurance accruals are not discounted. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income. Insurance accruals are presented as either current or non-current in the balance sheet based on the Company's expectation of when payment will occur.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $6.1 million and $3.7 million are included in other accruals in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Revenue and Expense Recognition

Revenue is recognized when freight is delivered and is estimated for loads in transit at the end of an accounting period based on the number of miles run prior to end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Fuel surcharge revenue charged to customers is earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $118.4 million, $112.4 million, and $107.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for loads in process at the end of an accounting period.

Stock-based compensation

The Company has a stock-based compensation plan that provides for the grants of restricted stock awards to employees of the Company. The Company accounts for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $5.2 million is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards.

Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2011 and December 31, 2013 the Company granted shares of common stock to certain employees of the Company under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS") for 2013, 2012, and 2011 is as follows (in thousands, except per share data):

	2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,582	85,209	$0.83
Effect of restricted stock	—	232
Diluted EPS	$70,582	85,441	$0.83

	2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$61,541	85,892	$0.72
Effect of restricted stock	—	309
Diluted EPS	$61,541	86,201	$0.71

	2011
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$69,932	89,656	$0.78
Effect of restricted stock	—	17
Diluted EPS	$69,932	89,673	$0.78

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2013, 2012, and 2011, comprehensive income consists of net income and unrealized gains on available-for-sale securities.

During the years ended December 31, 2013 and 2012 there was $1.3 million and $1.8 million, respectively, of income recorded directly in stockholders' equity related entirely to an unrealized gain on available for sale securities due to the reversal of a previously recorded reserve to adjust certain investments to estimated fair value based on calls of investments at par. During the year ended December 31, 2011 there were no amounts recorded directly in stockholders' equity and therefore there was no difference between net income and comprehensive income for this period.

Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a company is required to present significant amounts reclassified out of comprehensive income (loss) by the respective line items of net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013. As the new standard did not change the current requirements for reporting net income or other comprehensive loss in the financial statements, the Company's financial position, results of operations or cash flows were not impacted by the adoption of this guidance.

Note 2.  Concentrations of Credit Risk and Major Customers

The Company’s major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  The Company’s five largest customers accounted for 32%, 39%, and 38% of total gross revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's five largest customers accounted for 20% and 31% of gross accounts receivable as of December 31, 2013 and 2012, respectively.

There was no single customer that accounted for more than 10% of gross operating revenues for the year ended December 31, 2013. During the years ended December 31, 2012 and 2011 one customer exceeded 10% of total gross revenues. Annual revenues for this account for each of these years was $60.4 million, and $69.3 million, respectively.

Note 3.  Acquisition of Gordon Trucking, Inc.

On November 11, 2013, Heartland Express, Inc. of Iowa (the "Buyer" or the "Borrower"), a wholly owned subsidiary of the Company, in its capacity as guarantor, entered into a Stock Purchase Agreement with Gordon Trucking, Inc., a Washington corporation ("GTI"), the stockholders of GTI (the "Sellers"), and Mr. Larry Gordon, in his capacity as Sellers' Representative.

GTI is a truckload carrier headquartered near Seattle, Washington, offering local, regional, and trans-continental freight transportation.

Pursuant to the Stock Purchase Agreement dated November 11, 2013, the Buyer purchased 100% of GTI's issued and outstanding common stock (the "Transaction"). The Buyer paid $285.0 million of total consideration, which was paid in cash, restricted shares of the Company's common stock, and the assumption of certain indebtedness of GTI. The cash portion of the consideration was funded pursuant to a promissory note due November 13, 2013 (two days after closing) to allow for movement of funds given that the closing occurred on a non-banking day. The purchase price remains subject to a post-closing true-up of working capital balances as well as other customary terms related to sellers representations. Up to an additional $20.0 million is payable in an earn-out for performance through 2017. The Stock Purchase Agreement included an election under the Internal Revenue Code Section 338(h)(10). In addition, the Buyer purchased the personal goodwill of Mr. Gordon for $15.0 million pursuant to an Asset Purchase Agreement. This personal goodwill is considered part of the total consideration for the Transaction.

The Stock Purchase Agreement contained customary representations, warranties, covenants, and indemnification provisions. At closing, $24.0 million of the purchase price in the form of the Company's common stock was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the Sellers' indemnification obligations to the Buyer, and $6.0 million of the purchase price in cash was placed in escrow to secure the post-closing working capital adjustment.

The funds to pay the cash consideration payable to the Sellers and Mr. Gordon was funded out of the Company's available cash at the time of the acquisition. The shares issued as part of the purchase price were issued from treasury shares. In connection with the Transaction, the Borrower, the Company, GTI, and the other members the Company's consolidated group entered into an unsecured revolving credit facility in the amount of up to $250.0 million (the "Financing"). Proceeds of the Financing were used in part to repay all of GTI's existing debt shortly after closing of the Transaction. See Note 5 for further details of the Financing.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 48.6% of consolidated total assets as of December 31, 2013 and 9.6% of operating revenue for 2013. Acquisition related expenses of $2.2 million are included in the consolidated statement of comprehensive income for the year ended December 31, 2013.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 assume that the acquisition of GTI occurred as of January 1, 2012.

	Year ended
	December 31, 2012	December 31, 2013
	(in thousands)
Operating revenue	$972,340	$961,525
Net income	64,769	90,821
These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the tables below. The final purchase price allocation remains subject to a post closing working capital adjustment, earn-out amounts achieved (if any), and other adjustments. The goodwill recognized represents expected synergies from combining the operations of the Company with GTI, as well as other intangible assets that did not meet the criteria for separate recognition. All tax goodwill recognized in the Transaction is deductible for tax purposes over 15 years.

ALLOCATION OF PURCHASE PRICE	(in thousands)
Cash paid (before netting $20 million cash acquired)		$130,900
Value of common stock issued (2.86 million shares)		41,100
Total fair value of consideration transferred (before netting $20 million cash acquired), excluding debt assumed		172,000
Allocated to:
Historical book value of GTI's assets and liabilities	$92,125
Adjustments to recognize assets and liabilities at acquisition-date fair value:
Property, plant, and equipment	(17,912)
Other assets	3,450
Liabilities	(18,576)
Fair value of tangible net assets acquired		59,087
Identifiable intangibles at acquisition-date fair value		19,042
Excess of consideration transferred over the net amount of assets and liabilities recognized, including $13.6 million attributable to the fair value of a potential earn-out obligation (goodwill)		$93,871

Excess of consideration transferred over the net amount of assets and liabilities recognized, (goodwill), is still subject to final purchase price consideration related to post closing working capital adjustment.

The assets and liabilities associated with GTI were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Cash and cash equivalents	$21,485
Accounts receivable	45,679
Other current assets	14,371
Property and equipment	189,409
Other non-current assets	3,916
Intangible assets	19,042
Goodwill	93,871
Total assets	387,773
Accounts payable and accrued expenses	(29,165)
Insurance accruals	(23,821)
Long-term debt	(147,942)
Other accruals	(14,845)
Total consideration transferred	$172,000

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$115,900
Cash paid pursuant to an Asset Allocation Agreement	15,000
Cash acquired included in historical book value of GTI assets and liabilities	(20,000)
Net cash paid at closing	$110,900

Common stock issued (par value of $0.01)	$41,100
Debt assumption	148,000
$300,000

Included in adjustments to recognize assets and liabilities at acquisition-date fair values was a liability of $1.5 million, included in accounts payable and accrued liabilities as of December 31, 2013 representing a working capital adjustment for additional amounts owed to sellers for the cash balance delivered at closing that exceeded the estimated cash balance of $20.0 million paid at closing and debt balance delivered at closing that was less than the estimated debt balance of $148.0 million used in calculating the total purchase price consideration paid at closing.

As part of Stock Purchase Agreement, the Company entered into a contingent consideration agreement with certain previous owners of GTI. The contingent consideration agreement includes various earn-out targets tied to operational performance of GTI as well as the Company over the period of 2014 through 2017. The total potential earn-out is $20.0 million with maximum amounts payable each year as follows:

(in thousands)
2014	$6,000
2015	6,000
2016-2017	8,000
$20,000

Per the terms of the Stock Purchase Agreement, the sellers will be entitled to any unearned earn-out amounts for 2014 and 2015 if the maximum earn-out target is achieved in either the 2016 or 2017 earn out period. The contingent liability was estimated as of the acquisition date and has been included in the adjustments to liabilities at acquisition-date fair value recorded. Estimated fair value of this contingent liability as of the acquisition date was calculated using unobservable, Level 3 inputs, due to lack of observable market inputs. The valuation of the contingent liability was generated by third party valuation personnel using a Monte Carlo, assuming Geometric Brownian Motion, simulation model to hypothetically replicate the Company's future performance model-based techniques that use significant assumptions not observable in the market including estimated future operating performance of the Company, a risk-free rate, volatility rate, and the underlying time period. As such, the fair value of the contingent liability is subject to change based on actual results of GTI and the Company in future years. The Company may be required to record an operating expense in a future period for any difference in the recorded liability, $13.6 million, included in other long-term liabilities at December 31, 2013 and the potential earn-out maximum payment of $20.0 million based on actual results.

Note 4. Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at December 31, 2013. The Company did not have any intangible assets subject to amortization as of December 31, 2012.

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$48	$7,552
Tradename	6	7,400	154	7,246
Covenants not to compete	10	3,100	39	3,061
Real estate options	2.2	942	55	887
		$19,042	$296	$18,746

Amortization expense associated with identifiable intangible assets at acquisition-date fair values from the date of acquisition to December 31, 2013 was $0.3 million and was included in depreciation and amortization per the consolidated statements of comprehensive income. Future amortization expense for intangible assets is estimated at $2.4 million the year ending December, 31, 2014, $2.4 million for 2015, $1.9 million for 2016, $1.9 million for 2017, and $1.9 million for 2018.

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at January 1, 2012	4,815
Balance at December 31, 2012	4,815
Acquisitions	93,871
Balance at December 31, 2013	98,686

Note 5.  Long-Term Debt

On November 11, 2013, the Company entered into a credit agreement by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), the Company, GTI, and the other members of the Company's consolidated group, as Guarantors (the "Credit Agreement"). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit (the "Revolver"), which was used to assist in the repayment of debt assumed as part of the Transaction, and may be used in the future for working capital, equipment financing, and general corporate purposes. The Bank's commitment will decrease to $225.0 million on November 1, 2014, to $200.0 million on November 1, 2015, and to $175.0 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"). The Borrower has the ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. There is a commitment fee on the unused portion of the Revolver at 0.625%, due quarterly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at December 31, 2013.

Long term debt consisted of the following at December 31 (in thousands):

December 31, 2013
Notes payable to Bank under the Revolver	$75,000
Long-term debt	$75,000

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at December 31, 2013 was 0.793%. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. Outstanding letters of credit associated with the Revolver at December 31, 2013 were $5.5 million. As of December 31, 2013, the line of credit available for future borrowing was $169.5 million.

Note 6.  Accident and Workers’ Compensation Insurance Accruals

The Company acts as a self-insurer for auto liability involving property damage, personal injury, or cargo up to $2.0 million for any individual claim excluding GTI claims. Liabilities in excess of these amounts are covered by insurance up to $75.0 million in the aggregate for the coverage period, excluding GTI claims. The Company acts as a self-insurer for GTI auto liability involving property damage, personal injury, or cargo up to $0.5 million for any individual claim. Liabilities in excess of these amounts are covered by insurance up to $75.0 million.

The Company acts as a self-insurer for workers’ compensation liability up to $1.0 million for any individual claim, excluding GTI claims. Liabilities in excess of this amount are covered by insurance.  The State of Iowa initially required the Company to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2013 total deposits in this account were $1.4 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other assets on the consolidated balance sheets.  The Company acts as a self-insurer for GTI workers' compensation liability up to $0.5 million. Liabilities in excess of this amount are covered by insurance. The State of Washington required GTI to deposit $0.7 million into a trust fund as part of the self insurance program. As of December 31, 2013, $0.6 million of deposits was recorded in other assets on the consolidated balance sheets.

In addition, the Company has provided respective insurance carriers with letters of credit totaling approximately $8.7 million in connection with its liability and workers’ compensation insurance arrangements.  There were no outstanding balances due on the letters of credit at December 31, 2013 or 2012.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon the Company's own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2013 and 2012.

Note 7.  Income Taxes

Deferred tax assets and liabilities as of December 31, are as follows:

	2013	2012
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$291	$305
Accrued expenses	6,980	6,655
Stock-based compensation	648	579
Insurance accruals	26,000	27,549
Unrealized loss on available-for-sale investments	—	449
Indirect tax benefits of unrecognized tax benefits	4,846	5,658
Other	1,889	1,011
Total gross deferred tax assets	40,654	42,206
Less valuation allowance	—	(449)
Net deferred tax assets	40,654	41,757
Deferred income tax liabilities:
Property and equipment	(85,849)	(77,177)
Goodwill	(1,835)	(1,351)
Prepaid expenses	(741)	(738)
	(88,425)	(79,266)
Net deferred tax liability	$(47,771)	$(37,509)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2013 and 2012 as follows:

	2012	2011
	(in thousands)
Current assets, net	$14,177	$13,797
Long-term liabilities, net	(61,948)	(51,306)
	$(47,771)	$(37,509)

The Company had no recorded valuation allowance at December 31, 2013 and $0.4 million at December 31, 2012, related to the Company’s deferred tax asset associated specifically with unrealized losses on auction rate securities. This valuation allowance was recorded as the Company did not have historical capital gains to generate capital gains sufficient to utilize the entire deferred tax asset generated by the fair value adjustment.  As the fair value adjustment was recorded through accumulated other comprehensive loss, the associated valuation allowance was also recorded through accumulated other comprehensive loss.  The above mentioned allowance did not impact the consolidated statement of comprehensive income for the years December 31, 2013, 2012, and 2011 as the deferred tax asset was fully reserved prior to changes in fair value adjustments recorded in 2013 and 2012.  The Company has not recorded a valuation allowance against any other deferred tax assets.  In management’s opinion, it is more likely than not that the Company will be able to utilize these deferred tax assets in future periods as a result of the Company’s history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2013	2012	2011
	(in thousands)
Current income taxes:
Federal	$30,560	$38,148	20,460
State	1,152	1,636	2,195
	31,712	39,784	22,655
Deferred income taxes:
Federal	7,192	(5,890)	16,587
State	3,070	140	(1,844)
	10,262	(5,750)	14,743
Total	$41,974	$34,034	$37,398

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2013	2012	2011
	(in thousands)
Federal tax at statutory rate (35%)	$39,395	$33,451	37,565
State taxes, net of federal benefit	3,242	1,554	981
Non-taxable interest income	(20)	(48)	(104)
Uncertain income tax penalties and interest, net	(766)	(616)	(1,159)
Other	123	(307)	115
	$41,974	$34,034	$37,398

At December 31, 2013 and December 31, 2012, the Company had a total of $13.4 million and $15.7 million in gross unrecognized tax benefits, respectively.  Of this amount, $8.6 million and $10.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2013 and December 31, 2012.  Unrecognized tax benefits were a net decrease of $2.3 million and $0.3 million during the years ended December 31, 2013 and 2012, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $6.7 million and $7.4 million at December 31, 2013 and December 31, 2012 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the years ended December 31, 2013, 2012 and 2011 was a benefit of approximately $0.7 million, $0.6 million, and $1.2 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2013, 2012 and 2011 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at January 1,	$15,723	$16,062
Additions based on tax positions related to current year	843	1,146
Additions for tax positions of prior years	616	1,075
Reductions for tax positions of prior years	(300)	(134)
Reductions due to lapse of applicable statute of limitations	(1,984)	(2,426)
Settlements	(1,466)	—
Balance at December 31,	$13,432	$15,723

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.4 million to a decrease of $1.4 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2010 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 8.  Operating Leases

The Company has operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, owned by a board member and certain employees of the Company. Rent expense for these leases were $1.3 million, (including related-party rental payments totaling $0.9 million) for the year ended December 31, 2013 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no rent expense in 2012. The various leases expire from 2014 through 2018.

The Company leases certain terminal facilities under operating leases from limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The related-party rental payments were entered into as a result of the Transaction. Rent expense for terminal facilities were $0.7 million, including related-party rental payments totaling $0.6 million, for the year ended December 31, 2013 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no rent expense in 2012. The various leases expire from 2014 through 2018 and contain options to renew. The Company has purchase options on the majority of these facilities. The Company has a right of first refusal on the sale of the Pacific, Washington location property by the owners. The Company is responsible for all taxes, insurance, and utilities related to the terminal leases. See note 4 for acquisition-date fair value of the "Real estate options".

The Company did not have any operating leases prior to 2013. Future minimum lease payments related to the leases described above, as of December 31, 2013, are as follows:

	Amount (in thousands)
	Related Party	Non-Related Party	Total
2014	$9,853	$1,396	$11,249
2015	6,972	184	7,156
2016	5,401	—	5,401
2017	4,109	—	4,109
2018	3,424	—	3,424
Thereafter	—	—	—
Total	$29,759	$1,580	$31,339
See note 12 for additional information.

Note 9. Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments.  There were 4.2 million shares repurchased in 2011 for $56.4 million. During February 2012, the Board of Directors increased the shares authorized for repurchase from the amount available to repurchase by approximately 2.8 million shares to a total of 5.0 million shares. As of December 31, 2012 there were approximately 3.2 million shares remaining authorized for repurchase under a repurchase program. There were no shares repurchased in the open market during the year ended December 31, 2013. During the year ended December 31, 2012, 1.8 million shares were repurchased for a total of $24.2 million, all of which were repurchased subsequent to the Board of Directors increased authorization in February 2012. The authorization remains open at December 31, 2013 and has no expiration date. Approximately 3.2 million shares remain authorized for repurchase under the program as of December 31, 2013. Shares repurchased during 2012 and 2011 were accounted for as treasury stock. Any shares purchased under the repurchase program prior to 2011 were retired. The repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2013, 2012 and 2011 the Company’s Board of Directors declared regular quarterly dividends totaling $6.9 million, $6.9 million, and $7.1 million for each year, respectively.  The Company paid a special dividend of $85.0 million during the fourth quarter of 2012. Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. There were 0.02 million shares granted during 2013. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The shares issued in 2013 are also service based awards and generally vest evenly from the date of grant through each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $1.2 million, $2.4 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011 respectively. Unrecognized compensation expense was $1.2 million at December 31, 2013 which will be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense will be recognized over a weighted average period of 1.8 years from the grant date of December 14, 2011 and total period of 4.5 years.

The following table summarizes the Company's restricted stock award activity for the years ended December 31, 2013, 2012 and 2011. The vesting date for the majority of awards vested in 2013 was June 1, 2013. The fair value of awards vested during 2013 and 2012 was $1.1 million and $1.0 million, respectively.

	2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	$17.28
Vested	(75.3)	$14.04
Forfeited	(13.0)	$13.57
Outstanding (unvested) at end of year	211.5	$13.81

	2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351.0	$13.57
Granted	—	$—
Vested	(70.2)	$13.57
Forfeited	(4.0)	$13.57
Outstanding (unvested) at end of year	276.8	$13.57

	2011
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	351.0	$13.57
Vested	—	$—
Forfeited	—	$—
Outstanding (unvested) at end of year	351.0	$13.57

Note 11.  Profit Sharing Plan and Retirement Plan

The Company has retirement savings plans (the "Plans") for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plans provides for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees (Heartland Plan) and discretionary matching contributions to driver and non-driver employees (GTI Plan).  Company profit sharing contributions totaled approximately $0.4 million, $0.7 million, and $0.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 12. Related Party

The Company leases terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The terminal facility leases have initial five year terms with options to renew and options to purchase with the exception of the Pacific, Washington location which contains a right of first refusal on any sale of the property.

The Company purchased tractors from and sold tractors to the commercial tractor dealership noted above. The Company has operating leases for certain revenue equipment with the commercial tractor dealership. The Company also purchased parts and services from the same commercial tractor dealership. The Company owed the commercial tractor dealership $1.3 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at December 31, 2013, for tractors delivered but not paid for prior to December 31, 2013.

The Company provides certain administrative services to the commercial tractor dealership. The related payments (receipts) with related parties for the period after the close of the Transaction, November 11, 2013, through December 31, 2013 were as follows:

(in thousands)
Payments for tractor purchases	$6,884
Receipts for tractor sales	(2,138)
Revenue equipment lease payments	930
Payments for parts and services	1,058
Terminal lease payments	572
Administrative services receipts	(98)
$7,208

Note 13.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2013, including amounts due on equipment received prior to December 31, 2013, but not paid for, was $79.5 million.

Note 14. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2013 (1)
Operating revenue	$134,273	$133,992	$130,645	$183,348
Operating income	30,207	29,375	26,000	26,720
Income before income taxes	30,330	29,504	26,126	26,596
Net income	19,734	19,138	15,868	15,842
Net income per share, basic	0.23	0.23	0.19	0.18
Net income per share, diluted	0.23	0.23	0.19	0.18

Year ended December 31, 2012
Operating revenue	$134,833	$139,710	$135,010	$136,192
Operating income	23,778	26,748	19,667	24,708
Income before income taxes	23,920	26,915	19,858	24,882
Net income	16,588	18,227	12,434	14,292
Net income per share, basic	0.19	0.21	0.15	0.17
Net income per share, diluted	0.19	0.21	0.14	0.17

(1)
The Company acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore the operating results of the Company for the fourth quarter of 2013 includes the operating results of GTI for the period of November, 11, 2013 to December 31, 2013.

Note 15.  Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2013 through the filing date of this Annual Report on Form 10-K for disclosure. No events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts (1)	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$829	$(27)	$238	$12	$1,028
Year ended December 31, 2012	791	205	—	167	829
Year ended December 31, 2011	775	83	—	67	791

(1) Addition to allowance for doubtful accounts following acquisition of GTI.

See accompanying Report of Independent Registered Public Accounting Firm.

S 1