Form 10-Q
period 2014-03-31
HEARTLAND EXPRESS INC
filed 2014-05-12
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2014

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

As of May 9, 2014 there were 87,704,993 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31 2014	December 31 2013
CURRENT ASSETS
Cash and cash equivalents	$16,931	$17,763
Trade receivables, net	91,165	84,400
Prepaid tires	7,955	6,999
Prepaid shop supplies	3,287	4,194
Other current assets	12,410	11,061
Income tax receivable	2,179	5,706
Deferred income taxes, net	13,773	14,177
Total current assets	$147,700	$144,300
PROPERTY AND EQUIPMENT
Land and land improvements	17,069	17,069
Buildings	27,499	27,347
Leasehold improvements	16,134	16,134
Furniture and fixtures	2,099	1,829
Shop and service equipment	10,601	10,604
Revenue equipment	564,483	549,415
Construction in progress	466	466
	638,351	622,864
Less accumulated depreciation	194,612	173,605
Property and equipment, net	$443,739	$449,259
GOODWILL	100,212	98,686
OTHER INTANGIBLES, NET	18,155	18,746
OTHER ASSETS	13,940	13,850
	$723,746	$724,841
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,539	$26,912
Compensation and benefits	27,333	28,084
Insurance accruals	20,250	20,945
Other accruals	11,860	12,627
Total current liabilities	$85,982	$88,568
LONG-TERM LIABILITIES
Income taxes payable	$18,915	$20,089
Long-term debt	62,000	75,000
Deferred income taxes, net	65,260	61,948
Insurance accruals less current portion	67,736	67,965
Other long-term liabilities	13,618	13,618
Total long-term liabilities	$227,529	$238,620
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2014 and 2013; outstanding 87,705 in 2014 and 2013, respectively	907	907
Additional paid-in capital	6,158	5,897
Retained earnings	444,355	432,034
Treasury stock, at cost; 2,984 shares in 2014 and 2013, respectively	(41,185)	(41,185)
	$410,235	$397,653
	$723,746	$724,841
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2014	2013

OPERATING REVENUE	$224,481	$134,273

OPERATING EXPENSES
Salaries, wages and benefits	$70,945	$40,598
Rent and purchased transportation	14,510	1,298
Fuel	63,225	42,978
Operations and maintenance	10,121	5,441
Operating taxes and licenses	4,846	2,416
Insurance and claims	7,095	2,860
Communications and utilities	1,830	774
Depreciation and amortization	24,573	15,066
Other operating expenses	8,691	3,813
Gain on disposal of property and equipment	(2,043)	(11,178)
	203,793	104,066

Operating income	20,688	30,207

Interest income	36	123

Interest expense	(155)	—

Income before income taxes	20,569	30,330

Federal and state income taxes	6,490	10,596

Net income	$14,079	$19,734
Other comprehensive income, net of tax	—	—
Comprehensive income	$14,079	$19,734

Net income per share
Basic	$0.16	$0.23
Diluted	$0.16	$0.23

Weighted average shares outstanding
Basic	87,704	84,770
Diluted	87,917	85,046

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2013	$907	$5,897	$432,034	$(41,185)	$397,653
Net income	—	—	14,079	—	14,079
Dividends on common stock, $0.02 per share	—	—	(1,758)	—	(1,758)
Stock-based compensation	—	261	—	—	261
Balance, March 31, 2014	$907	$6,158	$444,355	$(41,185)	$410,235

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$14,079	$19,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,849	15,232
Deferred income taxes	3,716	3,178
Amortization of stock-based compensation	261	354
Gain on disposal of property and equipment	(2,043)	(11,178)
Changes in certain working capital items (net of acquisition):
Trade receivables	(6,765)	(5,192)
Prepaid expenses and other current assets	(1,659)	(2,052)
Accounts payable, accrued liabilities, and accrued expenses	(2,802)	1,393
Accrued income taxes	2,353	6,985
Net cash provided by operating activities	31,989	28,454
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4,840	17,452
Purchases of property and equipment, net of trades	(21,560)	(38,232)
Maturity, calls and sales of investments	—	25
Acquisition of business, net of cash acquired	(3,011)	—
Change in other assets	(90)	(31)
Net cash used in investing activities	(19,821)	(20,786)
FINANCING ACTIVITIES
Proceeds (repayments) from (on) line of credit, net	(13,000)	—
Net cash used in financing activities	(13,000)	—
Net (decrease) increase in cash and cash equivalents	(832)	7,668
CASH AND CASH EQUIVALENTS
Beginning of period	17,763	119,838
End of period	$16,931	$127,506
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$163	$—
Cash paid during the period for income taxes, net of refunds	$421	$434
Noncash investing and financing activities:
Fair value of revenue equipment traded	$3,198	$—
Purchased property and equipment in accounts payable	$10,142	$18,752
Common stock dividends declared in accounts payable	$1,758	$1,701

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 3, 2014. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three months ended March 31, 2014.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2014.

Note 3. Segment Information

The Company provides multiple transportation services across the United States (U.S.) and parts of Canada through a nationwide network of regional operating divisions. The operating divisions are operated out of our regional office locations throughout the U.S. The Company offers asset-based transportation services in the dry van and temperature-controlled transportation markets as well as non-asset based brokerage services. Each of the divisions is managed based on similar economic characteristics. Each division provides services to a similar class of customers and is exposed to similar competitive and financial risk factors. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information. Accordingly, the Company has not presented separate segment financial information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaled $10.6 million at March 31, 2014 and December 31, 2013. As of March 31, 2014, $10.6 million is included in other non-current assets per the consolidated balance sheets. As of December 31, 2013 $0.1 million was included in other current assets and $10.5 million was included in other non-current assets per the consolidated balance sheets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, has been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

The Company changed to 150% declining balance depreciation from the historical 125% declining balance depreciation for tractors in 2009 due to lower used truck values, higher prices for new equipment, and uncertainty surrounding the reliability and resale value of tractors with 2010 emission-compliant engines. Effective, July 1, 2013, the Company changed depreciation for tractors back to the historical 125% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Under the declining balance method, depreciation for each tractor is highest in the first year and declines in each year throughout the useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $1.4 million ($0.01 per share, net of tax effect) during the three months ended March 31, 2014.

Note 6. Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at March 31, 2014. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2014. Amortization expense of $0.6 million for the three months ended March 31, 2014 is included in depreciation and amortization per the consolidated statement of comprehensive income. The Company did not have any intangible assets subject to amortization during the three months ended March 31, 2013.

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	7,600	143	$7,457
Tradename	6	7,400	462	6,938
Covenants not to compete	10	3,100	117	2,983
Real estate options	2.2	942	165	777
		$19,042	$887	$18,155

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2013	98,686
Acquisitions	1,526
Balance at March 31, 2014	100,212

Included in the carrying amount of goodwill at December 31, 2013 was $1.5 million, included in accounts payable and accrued liabilities as of December 31, 2013 representing a working capital adjustment for additional amounts owed to the sellers of Gordon Trucking, Inc. ("GTI") for the cash balance delivered at closing that exceeded the estimated cash balance of $20.0 million paid at closing on November 11, 2013. The final consideration transferred over the net amount of assets and liabilities recognized on November 11, 2013, (goodwill), was still subject to post closing working capital adjustments at December 31, 2013. The working capital adjustments were finalized on March 21, 2014 resulting in an additional payment of $3.0 million which included the $1.5 million liability recorded at December 31, 2013.

Goodwill and identifiable intangible assets are tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of the end of September each year. There were no indicators requiring further assessment that were identified during the three month period ended March 31, 2014.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2014 and March 31, 2013 the Company had shares of restricted stock outstanding related to shares granted under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2014 and March 31, 2013 is as follows (in thousands, except per share data):

	Three months ended March 31, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,079	87,704	$0.16
Effect of restricted stock	—	213
Diluted EPS	$14,079	87,917	$0.16

	Three months ended March 31, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,734	84,770	$0.23
Effect of restricted stock	—	276
Diluted EPS	$19,734	85,046	$0.23

Note 8. Stockholders' Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February, 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of March 31, 2014. There were no shares repurchased in the open market during the three months ended March 31, 2014. The authorization remains open at March 31, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

During the three months ended March 31, 2014 and 2013 the Company’s Board of Directors declared regular quarterly dividends totaling $1.8 million, and $1.7 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. During December 2011 and 2013, 0.4 million and 0.02 million shares were granted to employees and no additional shares were granted during 2012. There were no shares granted during the three months ended March 31, 2014. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The shares issued in 2013 are also service based awards and generally vest evenly from the date of grant through each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.3 million and $0.4 million, for the three months ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense was $1.0 million at March 31, 2014 which will be recognized over a remaining weighted average period of 1.4 years.

The following table summarizes the Company's restricted stock award activity for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding (unvested) at end of period	211.5	$13.81

	Three months ended March 31, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	—	—
Vested	—	—
Forfeited	(2.4)	13.57
Outstanding (unvested) at end of period	274.4	$13.57

Note 10.  Long-Term Debt

On November 11, 2013, the Company entered into a credit agreement by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), GTI, and the other members of the Company's consolidated group, as Guarantors (the "Credit Agreement"). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit (the "Revolver"). The Bank's commitment will decrease to $225.0 million on November 1, 2014, to $200.0 million on November 1, 2015, and to $175.0 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"). The Borrower has the ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. There is a commitment fee on the unused portion of the Revolver at 0.0625%, due quarterly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at March 31, 2014.

Long term debt consisted of the following at March 31, 2014 (in thousands):

March 31, 2014
Notes payable to Bank under the Revolver	$62,000
Long-term debt	$62,000

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at March 31, 2014 was 0.780%. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. Outstanding letters of credit associated with the Revolver at March 31, 2014 were $5.5 million. As of March 31, 2014, the line of credit available for future borrowing was $182.5 million.

Note 11.  Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company had no recorded valuation allowance at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the Company had a total of $12.9 million and $13.4 million in gross unrecognized tax benefits, respectively.  Of this amount, $8.3 million and $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2014 and December 31, 2013.  Unrecognized tax benefits were a net decrease of $0.5 million and $0.6 million during the three months ended March 31, 2014 and 2013, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $6.0 million and $6.7 million at March 31, 2014 and December 31, 2013 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three month ended March 31, 2014 and 2013 was a benefit of approximately $0.7 million and $0.4 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the three months ended March 31, 2014 and 2013 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2014
(in thousands)
Balance at January 1, 2014	$13,432
Additions based on tax positions related to current year	226
Additions for tax positions of prior years	277
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(1,002)
Settlements	—
Balance at March 31, 2014	$12,933

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.3 million to a decrease of $1.3 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2011 and forward. Tax years 2004 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

The Company has operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, owned by a board member and certain employees of the Company. Rent expense for these leases were $2.3 million, (including related-party rental payments totaling $1.8 million) for the three months ended March 31, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no revenue equipment operating lease expense in the three months ended March 31, 2013. The various leases expire from 2014 through 2018.

The Company leases certain terminal facilities under operating leases from limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The related-party rental payments were entered into as a result of the acquisition of GTI on November 11, 2013. Rent expense for terminal facilities were $1.1 million, including related-party rental payments totaling $1.0 million, for the three months ended March 31, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no terminal rent expense in three months ended March 31, 2013. The various leases expire in 2014 through 2018 and the majority of the terminal leases contain options to renew. The Company also has purchase options on the majority of these facilities. The Company has a right of first refusal on the sale of the Pacific, Washington location property by the owners. The Company is responsible for all taxes, insurance, and utilities related to the terminal leases. The Company did not have any operating leases prior to the GTI acquisition on November 11, 2013. See note 6, 13, and 15 for additional information.

Note 13. Related Party

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

The Company purchased tractors from and sold tractors to the commercial tractor dealership noted above. The Company has operating leases for certain revenue equipment with the commercial tractor dealership. The Company also purchased parts and services from the same commercial tractor dealership. The Company owed the commercial tractor dealership $2.7 million and $1.3 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively, for tractors delivered but not paid for prior to March 31, 2014 and December 31, 2013.

The Company provides certain administrative services to the commercial tractor dealership. The related payments (receipts) with related parties for the three months ended March 31, 2014 were as follows:

(in thousands)
Payments for tractor purchases	$11,483
Receipts for tractor sales	(3,198)
Revenue equipment lease payments	1,830
Payments for parts and services	1,542
Terminal lease payments	1,027
Administrative services receipts	(141)
$12,543

Note 14.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for 2014 and 2015 for tractors, net of tractor sale commitments, and trailer equipment, at March 31, 2014, including amounts due on equipment received prior to March 31, 2014, but not paid for, was $124.5 million.

Note 15.  Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q for disclosure. On May 8, 2014 the Company finalized the purchase of the Lathrop, California terminal location from a limited liability company, whose members include a board member and certain employees of the Company. The Company paid $2.8 million to complete the purchase. No other events occurred requiring disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's Annual Report on Form 10-K, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier of general commodities with corporate headquarters in North Liberty, Iowa. The Company provides nationwide transportation services predominately in the dry van market but also offers temperature-controlled services, brokerage services, and dedicated truckload services to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. The Company provides these transportation services using Company controlled owned and leased revenue equipment as well as additional capacity through the use of independent contractor tractors.  The Company generally earns revenue based on the number of miles per load delivered.  The Company believes the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety is predicated on the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards, safety record, and equipment accessibility have made it a core carrier to many of its major customers.

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

Competition for drivers, which is always intense, has escalated due to general improvements in the demand for freight services at the same time the number of qualified drivers in the industry is decreasing. The Company has experienced increasing difficulties attracting and retaining qualified drivers. The Company continues to explore new ideas and ways to attract and retain qualified drivers. The Company hires the majority of its drivers with previous over the road experience (majority of driver positions hired require six-nine months of over-the-road experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates as well as safety pay incentives.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses is the next highest cost to the Company after salaries, wages and benefits to our drivers and other employees at approximately 30% of gross revenues. The Company continues to be challenged by increased fuel prices and anticipates that fuel prices will remain at or above current levels. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012 and were relatively flat in 2014 compared to 2013. Average Department of Energy ("DOE") diesel prices for 2009 through 2013 have been, $2.47, $3.00, $3.85, $3.97, and $3.92, respectively. The average price so far in 2014 has been $3.96 with the latest price being $3.97. Although the price of fuel has been relatively stable for the past two years, the Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, tractor specifications and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At March 31, 2014, 100% of the Company's tractor fleet is equipped with idle management controls. At March 31, 2014, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 4.8 years.

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

The Company ended the first quarter of 2014 with operating revenues of $224.5 million, including fuel surcharges, net income of $14.1 million, and basic net income per share of $0.16 on basic weighted average outstanding shares of 87.7 million compared to operating revenues of $134.3 million, including fuel surcharges, net income of $19.7 million, and basic net income per share of $0.23 on basic weighted average shares of 84.8 million in the first quarter of 2013. The Company posted an 90.8% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2014 compared to 77.5% for the same period of 2013 and a 6.3% net margin (net income as a percentage of operating revenues) for the first quarter of 2014 compared to 14.7% in same period of 2013. Fleet utilization and operating results for the quarter were negatively impacted by severe winter weather across the eastern half of the U.S. The Company had total assets of $723.7 million at March 31, 2014. The Company achieved a return on assets of 10.4% and a return on equity of 17.6% over the immediate past four quarters ended March 31, 2014.

The Company’s cash flow from operations for the three months ended March 31, 2014 of $32.0 million was 14.3% of operating revenues compared to $28.5 million and 21.2% in 2013.  During 2014, the Company used $19.8 million in net investing cash flows, which was mainly the result of $16.7 million used in net purchases of revenue equipment. The Company used $13.0 million in financing activities directly related to $13.0 million of net debt repayments. As a result, the Company decreased cash and cash equivalents $0.8 million during the three months ended March 31, 2014.  The Company ended the first quarter of 2014 with cash and cash equivalents of $16.9 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.6%	30.2%
Rent and purchased transportation	6.5%	1.0%
Fuel	28.2%	32.0%
Operations and maintenance	4.5%	4.1%
Operating taxes and licenses	2.2%	1.8%
Insurance and claims	3.2%	2.1%
Communications and utilities	0.8%	0.6%
Depreciation and amortization	10.9%	11.2%
Other operating expenses	3.9%	2.8%
Gain on disposal of property and equipment	(0.9)%	(8.3)%
	90.8%	77.5%
Operating income	9.2%	22.5%
Interest income	0.02%	0.1%
Interest expense	(0.07)%	—
Income before income taxes	9.2%	22.6%
Income taxes	2.9%	7.9%
Net income	6.3%	14.7%

Three Months Ended March 31, 2014 Compared With the Three Months Ended March 31, 2013

The Company acquired 100% of the outstanding stock of Gordon Trucking, Inc. ("GTI") on November 11, 2013 and therefore the operating results of the Company for the three months ended March 31, 2014 includes the operating results of GTI.

Operating revenue increased $90.2 million (67.2%), to $224.5 million for the three months ended March 31, 2014 from $134.3 million for the three months ended March 31, 2013.  The increase in revenue was the result of an $18.0 million (64.2%) increase in fuel surcharge revenue from $28.0 million in the 2013 period to $45.9 million in the 2014 period and an increase in line haul and other revenues of $72.2 million (68.0%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of increased miles during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 offset by 1.6% decrease in average DOE diesel fuel prices during the 2014 period compared to the same period of 2013. Line haul and other revenues increased mainly as a result of an increase in loaded miles.

Salaries, wages, and benefits increased $30.3 million (74.7%), to $70.9 million for the three months ended March 31, 2014 from $40.6 million in the 2013 period.  Salaries, wages, and benefits increased $17.4 million, due to an increase in driver wages, $6.1 million due to office and shop wages, $4.4 million due to an increase in health insurance and workers compensation expense, and $2.4 million due to an increase in payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to increases in driver miles and office and shop increase was directly attributable to an increase in the number of employees period over period. Health insurance and workers compensation expense also increased mainly due to an increase in the number of covered participants.

Rent and purchased transportation increased $13.2 million to $14.5 million for the three months ended March 31, 2014 from $1.3 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $2.2 million, an increase in amounts paid to third party carriers on brokered loads of $6.0 million, an increase in amounts paid to independent contractors, $3.7 million, and an increase in leased property expense of $1.3 million. The increases in operating leases of revenue equipment, third party broker expense and leased property expense was due to the Company not having these types of expenses historically. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during the 2014 period compared to the 2013 period. During the three months ended March 31, 2014, independent contractors accounted for 3.7% of the total fleet miles compared to 1.4% during the first quarter of 2013.

Fuel increased $20.2 million (47.1%), to $63.2 million for the three months ended March 31, 2014 from $43.0 million for the same period of 2013. The increase was primarily the result of increased miles, $24.4 million, which was offset by a decrease in overall fuel cost per mile, $4.2 million. Fuel cost per mile, net of fuel surcharge, decreased 22.3% in the 2014 period compared to the same period of 2013.  The DOE average diesel price per gallon for the three months ended March 31, 2014 was $3.96 per gallon compared to the same period of 2013 of $4.03 per gallon, a 1.6% decrease.  The difference in the decrease in the DOE average price and the Company's fuel cost per mile, net of fuel surcharge is largely attributable to increased fuel economy due to newer, more fuel efficient revenue equipment, increases in fuel surcharge revenues, idle management controls, and reductions of out of route miles.

Depreciation and amortization increased $9.5 million (63.1%), to $24.6 million during the three months ended March 31, 2014 from $15.1 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units being depreciated. Tractor depreciation increased $6.0 million, net of the change in depreciation method for tractors further discussed below, on a 65.7% increase in the number of tractor units depreciated during the three months ended March 31, 2014. Trailer depreciation increased $2.5 million on a 91.3% increase in the number of trailer units depreciated during the three months ended March 31, 2014. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase.  Effective, July 1, 2013, the Company changed depreciation for tractors to the 125% declining balance method from the 150% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $1.4 million during the three months ended March 31, 2014. Increases in all other depreciation and amortization were $1.0 million and was mainly related to amortization of intangible assets, $0.5 million, and depreciation associated with leasehold improvements of leased terminal facilities.

Operating and maintenance expense increased $4.7 million (86.0%), to $10.1 million during the three months ended March 31, 2014 from $5.4 million in the same period of 2013. Operating and maintenance costs increased mainly due to an 84.6% increase in the number of amount of revenue equipment units period over period.

Gains on the disposal of property and equipment decreased $9.1 million (81.7%), to $2.0 million during the three months ended March 31, 2014 from $11.2 million in the same period of 2013.  The decrease was result of decreases in gains on sales of tractor equipment of $7.1 million and a decrease in gains on trailer equipment sales of $2.0 million. The decrease in gains on tractors was due to a 73% decline in the number of tractor units sold in the 2014 period compared to the same period of 2013. The decrease in gains on trailers was due to 24% decline in the number of trailer units sold during the three months ended March 31, 2014 compared to the same period of 2013. The Company currently anticipates tractor and trailer equipment sale activity during the remaining quarters of 2014 to increase as compared to the first quarter of 2014 and total gains from sale of equipment for the entire year 2014 to be slightly lower than the 2013 annual gains.

Interest expense increased $0.2 million, to $0.2 million in the three months ended March 31, 2014 due to the Company's debt borrowings on its line of credit that was established as part of the November 11, 2013 acquisition. As the debt borrowings were only outstanding for the period November 11, 2013 to December 31, 2013, it is anticipated that interest expense will be significantly higher in 2014 compared to the 2013 periods.

The Company’s effective tax rate was 31.6% and 34.9% for the three months ended March 31, 2014 and 2013, respectively.  The decrease in the effective tax rate for 2014 is primarily attributable to an increase in favorable income tax expense adjustments during the 2014 period compared to the same period of 2013 resulting from the roll off of certain state tax contingencies and a provision to return adjustment combined with a 32.2% decrease in taxable income.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 90.8% during the three months ended March 31, 2014 compared with 77.5% during the three months ended March 31, 2013.  Net income decreased $5.7 million (28.7%), to $14.1 million for the three months ended March 31, 2014 from $19.7 million during the compared 2013 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment, which has been the case during the most recent tractor and trailer upgrades. The Company’s primary source of liquidity prior to the acquisition of GTI in 2013 had historically been from operating activities. The Company's primary source of liquidity during 2014 remains cash flow generated from operating activities although the Company has a line of credit to provide assistance with additional cash requirements to fund capital expenditures. Operating cash flow during the three months ended March 31, 2014 was $32.0 million compared to $28.5 million during the same period of 2013.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $13.5 million higher during 2014 compared to 2013 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $10.0 million.  The net decrease in cash provided by operating assets and liabilities for 2014 compared to the same period of 2013 was mainly attributable to a decrease in accounts payable and other accrued expenses and a larger decrease in net income tax payable position comparing the two periods. Cash flow from operating activities was 14.3% of operating revenues for the three months ended March 31, 2014 compared with 21.2% for the same period of 2013.

On November 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), the Company, GTI, and the other members of the Company's consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250 million unsecured revolving line of credit (the "Revolver"). The Bank's commitment will decrease to $225 million on November 1, 2014, to $200.0 million on November 1, 2015, and to $175 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"), subject to the Borrower's ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at March 31, 2014 was 0.780%. There is a commitment fee on the unused portion of the Revolver at .0625%, due quarterly.

The Credit Agreement contains customary covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective covenants at March 31, 2014.

Cash flows used in investing activities was $19.8 million during the three months ended March 31, 2014 compared to cash flows used in investing activities of $20.8 million during the comparative 2013 period or a decrease in cash used of $1.0 million.  The decrease in cash used in investing activities was the net result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $4.1 million offset by a payment of $3.0 million related to the finalization of post closing items related to net working capital related to the November 11, 2013 acquisition of GTI. The Company currently anticipates net capital expenditures on revenue equipment to be approximately $115 million to $125 million for 2014 most of which relates to the Company's upgrade of its tractor and trailer fleet throughout 2014. Although the Company expects to sell trailers during 2014 to partially offset the price of new trailer equipment, there are no guaranteed commitments from third parties to buy trailers during 2014 and therefore these estimated trailer proceeds have not been used to reduce the Company's estimated net capital expenditures for 2014.

Cash used in financing activities increased $13.0 million during the three months ended March 31, 2014 compared to the same period of 2013 due to net repayments on the Company's line of credit. The Company did not have any debt outstanding during the 2013 comparable period.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February, 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of March 31, 2014. There were no shares repurchased in the open market during the three months ended March 31, 2014. The authorization remains open at March 31, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $0.4 million in the three months ended March 31, 2014 and March 31, 2013.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, proceeds from the sale of used equipment and available capacity on the Company's line of credit.  At March 31, 2014, the Company had $16.9 million in cash and cash equivalents and $182.5 million available borrowing capacity on the line of credit.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions. In conjunction with the acquisition of GTI, the Company is party to certain operating leases to finance a portion of the Company's revenue equipment requirements and terminal facilities requirements. Operating lease expense during the three months ended March 31, 2014 was $3.4 million.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2013, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

•	Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

•	Our growth may not continue at historic rates.

•	If we are unable to retain our current customers at our current freight rates, our results of operations could be adversely affected.

•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

•	The indebtedness under our Credit Agreement could have important consequences for our future operations.

•	We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

•	Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

•	If fuel prices increase significantly, our results of operations could be adversely affected.

•	Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

•	If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

•	We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

•	CSA (Compliance, Safety, Accountability) could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Our operations are subject to various environmental laws and regulations, the violations of which could result in substantial fines or penalties.

•	We are exposed to risks related to our recent acquisition of GTI.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

•	Seasonality and the impact of weather affect our operations profitability.

•	Ongoing insurance and claims expenses could significantly reduce our earnings.

•	We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

•	Concentrated ownership of our stock can influence shareholder decisions, may discourage a change in control, and may have an adverse effect on the share price of our stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The Company had $62.0 million of debt outstanding at March 31, 2014. Borrowings under the Credit Agreement can either be, at the Company's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. All outstanding borrowings at March 31, 2014 were under the one-month LIBOR (Index) plus 0.625% option. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming the level of borrowings at March 31, 2014, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual expense by $0.6 million. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014.

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

HEARTLAND EXPRESS, INC.

Date:	May 12, 2014	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)