Form 10-Q
period 2014-06-30
HEARTLAND EXPRESS INC
filed 2014-08-11
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2014

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

As of August 7, 2014 there were 87,777,677 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30 2014	December 31 2013
CURRENT ASSETS
Cash and cash equivalents	$16,142	$17,763
Trade receivables, net	88,158	84,400
Prepaid tires	9,730	6,999
Prepaid shop supplies	3,097	4,194
Other current assets	19,265	11,061
Income tax receivable	—	5,706
Deferred income taxes, net	14,310	14,177
Total current assets	$150,702	$144,300
PROPERTY AND EQUIPMENT
Land and land improvements	22,319	17,069
Buildings	33,196	27,347
Leasehold improvements	7,888	16,134
Furniture and fixtures	2,096	1,829
Shop and service equipment	11,455	10,604
Revenue equipment	572,079	549,415
Construction in progress	579	466
	649,612	622,864
Less accumulated depreciation	180,590	173,605
Property and equipment, net	$469,022	$449,259
GOODWILL	100,212	98,686
OTHER INTANGIBLES, NET	17,563	18,746
OTHER ASSETS	13,899	13,850
	$751,398	$724,841
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,077	$26,912
Compensation and benefits	27,007	28,084
Insurance accruals	20,074	20,945
Other accruals	11,572	12,627
Income taxes payable	844	—
Total current liabilities	$103,574	$88,568
LONG-TERM LIABILITIES
Income taxes payable	$17,585	$20,089
Long-term debt	43,000	75,000
Deferred income taxes, net	72,184	61,948
Insurance accruals less current portion	66,203	67,965
Other long-term liabilities	13,618	13,618
Total long-term liabilities	$212,590	$238,620
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	$—	$—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2014 and 2013; outstanding 87,778 in 2014 and 87,705 in 2013, respectively	907	907
Additional paid-in capital	6,443	5,897
Retained earnings	469,069	432,034
Treasury stock, at cost; 2,911 shares in 2014 and 2,984 in 2013, respectively	(41,185)	(41,185)
	$435,234	$397,653
	$751,398	$724,841
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

OPERATING REVENUE	$226,785	$133,992	$451,265	$268,265

OPERATING EXPENSES
Salaries, wages and benefits	71,240	40,939	$142,185	$81,537
Rent and purchased transportation	13,741	1,325	28,252	2,623
Fuel	59,338	38,637	122,563	81,615
Operations and maintenance	9,776	3,828	19,897	9,269
Operating taxes and licenses	5,319	2,468	10,165	4,884
Insurance and claims	4,370	4,744	11,465	7,604
Communications and utilities	1,553	699	3,383	1,472
Depreciation and amortization	26,668	16,930	51,241	31,995
Other operating expenses	7,997	3,691	16,687	7,506
Gain on disposal of property and equipment	(13,859)	(8,644)	(15,903)	(19,823)
	186,143	104,617	389,935	208,682

Operating income	40,642	29,375	61,330	59,583

Interest income	106	129	142	253

Interest expense	(132)	—	(287)	—

Income before income taxes	40,616	29,504	61,185	59,836

Federal and state income taxes	14,144	10,366	20,634	20,962

Net income	$26,472	$19,138	$40,551	$38,874
Other comprehensive income, net of tax	—	600	—	600
Comprehensive income	$26,472	$19,738	$40,551	$39,474

Net income per share
Basic	$0.30	$0.23	$0.46	$0.46
Diluted	$0.30	$0.23	$0.46	$0.46

Weighted average shares outstanding
Basic	87,728	84,789	87,716	84,780
Diluted	87,900	85,039	87,908	85,042

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2013	$907	$5,897	$432,034	$(41,185)	$397,653
Net income	—	—	40,551	—	40,551
Dividends on common stock, $0.04 per share	—	—	(3,516)	—	(3,516)
Stock-based compensation	—	546	—	—	546
Balance, June 30, 2014	$907	$6,443	$469,069	$(41,185)	$435,234

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$40,551	$38,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,779	32,326
Deferred income taxes	10,103	4,710
Amortization of stock-based compensation	546	622
Gain on disposal of property and equipment	(15,903)	(19,823)
Changes in certain working capital items:
Trade receivables	(3,758)	(3,047)
Prepaid expenses and other current assets	(2,237)	(3,524)
Accounts payable, accrued liabilities, and accrued expenses	(6,979)	1,244
Accrued income taxes	4,046	(1,049)
Net cash provided by operating activities	78,148	50,333
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	29,432	40,404
Purchases of property and equipment, net of trades	(72,384)	(77,156)
Maturity, calls and sales of investments	—	9,825
Acquisition of business, net of cash acquired	(3,011)	—
Change in other assets	(49)	11
Net cash used in investing activities	(46,012)	(26,916)
FINANCING ACTIVITIES
Cash dividends	(1,757)	(1,701)
Borrowings on line of credit	3,000	—
Repayments on line of credit	(35,000)	—
Net cash used in financing activities	(33,757)	(1,701)
Net (decrease) increase in cash and cash equivalents	(1,621)	21,716
CASH AND CASH EQUIVALENTS
Beginning of period	17,763	119,838
End of period	$16,142	$141,554
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$306	$—
Cash paid during the period for income taxes, net of refunds	$6,486	$17,301
Noncash investing and financing activities:
Fair value of revenue equipment traded	$3,335	$—
Purchased property and equipment in accounts payable	$28,406	$214
Common stock dividends declared in accounts payable	$1,759	$1,701

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 3, 2014. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2014.

Recently Adopted Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The new guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2014.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaled $10.6 million at June 30, 2014 and December 31, 2013. As of June 30, 2014, $10.6 million is included in other non-current assets per the consolidated balance sheets. As of December 31, 2013 $0.1 million was included in other current assets and $10.5 million was included in other non-current assets per the consolidated balance sheets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013 and $0.5 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

The Company changed to 150% declining balance depreciation from the historical 125% declining balance depreciation for tractors in 2009 due to lower used truck values, higher prices for new equipment, and uncertainty surrounding the reliability and resale value of tractors with 2010 emission-compliant engines. Effective, July 1, 2013, the Company changed depreciation for tractors back to the historical 125% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Under the declining balance method, depreciation for each tractor is highest in the first year and declines in each year throughout the useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $1.9 million and $3.3 million ($0.01 and $0.02 per share, net of tax effect) during the three and six months ended June 30, 2014, respectively.

Note 6. Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at June 30, 2014. There was no change in the gross amount of identifiable intangible assets during the six months ended June 30, 2014. Amortization expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2014 is included in depreciation and amortization per the consolidated statement of comprehensive income. The Company did not have any intangible assets subject to amortization during the three and six months ended June 30, 2013.

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$239	$7,361
Tradename	6	7,400	770	6,630
Covenants not to compete	10	3,100	195	2,905
Real estate options	2.2	942	275	667
		$19,042	$1,479	$17,563

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2013	$98,686
Acquisitions	1,526
Balance at June 30, 2014	$100,212

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

Goodwill and identifiable intangible assets are tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company’s annual assessment is conducted as of the end of September each year. There were no indicators requiring further assessment that were identified during the six month period ended June 30, 2014.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2014 and June 30, 2013 the Company had shares of restricted stock outstanding related to shares granted under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2014 and June 30, 2013 is as follows (in thousands, except per share data):

	Three months ended June 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$26,472	87,728	$0.30
Effect of restricted stock	—	172
Diluted EPS	$26,472	87,900	$0.30

	Three months ended June 30, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,138	84,789	$0.23
Effect of restricted stock	—	250
Diluted EPS	$19,138	85,039	$0.23

	Six months ended June 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$40,551	87,716	$0.46
Effect of restricted stock	—	192
Diluted EPS	$40,551	87,908	$0.46

	Six months ended June 30, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$38,874	84,780	$0.46
Effect of restricted stock	—	262
Diluted EPS	$38,874	85,042	$0.46

Note 8. Stockholders' Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of June 30, 2014. There were no shares repurchased in the open market during the three and six months ended June 30, 2014. The authorization remains open at June 30, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

During the three and six months ended June 30, 2014 and 2013 the Company’s Board of Directors declared regular quarterly dividends totaling $1.8 million, $3.5 million, and $1.7 million, $3.4 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. As of December 31, 2013 there were 0.4 million shares that had been granted to employees. An additional 0.01 million shares were granted during the three and six months ended June 30, 2014. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The shares issued in 2013 and 2014 are also service based awards and generally vest evenly from the date of grant through each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013 and ranged between $22.21 and $21.72 for the shares issued in 2014. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Compensation expense associated with restricted stock awards was $0.5 million, and 0.6 million, for the six months ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense was $0.9 million at June 30, 2014 which will be recognized over a remaining weighted average period of 1.3 years.

The following table summarizes the Company's restricted stock award activity for the three and six months ended June 30, 2014 and 2013. There were no shares granted, vested, or forfeited in the three months ended March 31, 2014.

	Three and Six months ended June 30, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	211.6	$13.81
Granted	8.5	22.01
Vested	(72.7)	—
Forfeited	—	—
Outstanding (unvested) at end of period	147.4	$14.16

	Six months ended June 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	276.8	$13.57
Granted	2.0	13.86
Vested	(67.0)	—
Forfeited	(8.8)	13.57
Outstanding (unvested) at end of period	203.0	$13.57

	Three months ended June 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	274.4	$13.57
Granted	2.0	13.86
Vested	(67.0)	—
Forfeited	(6.4)	13.57
Outstanding (unvested) at end of period	203.0	$13.57

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

The Revolver is unsecured and the Company can not pledge assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"). The Borrower has the ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. There is a commitment fee on the unused portion of the Revolver at 0.0625%, due quarterly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at June 30, 2014.

Long term debt consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Notes payable to Bank under the Revolver	$43,000	$75,000
Long-term debt	$43,000	$75,000

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at June 30, 2014 was 0.778%. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. Outstanding letters of credit associated with the Revolver at June 30, 2014 were $5.5 million. As of June 30, 2014, the line of credit available for future borrowing was $201.5 million.

Note 11.  Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company had no recorded valuation allowance at June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the Company had a total of $12.1 million and $13.4 million in gross unrecognized tax benefits, respectively.  Of this amount, $7.8 million and $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2014 and December 31, 2013.  Unrecognized tax benefits were a net decrease of $0.8 million and $0.7 million during the three months ended June 30, 2014 and 2013, respectively. Unrecognized tax benefits were a net decrease of $1.3 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively. These net decreases were due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $5.4 million and $6.7 million at June 30, 2014 and December 31, 2013 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three month period ended June 30, 2014 and 2013 was a benefit of approximately $0.5 million and $0.3 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2014 and 2013 was a benefit of approximately $1.2 million and $0.7 million. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the three and six months ended June 30, 2014 and 2013 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2014
(in thousands)
Balance at January 1, 2014	$13,432
Additions based on tax positions related to current year	488
Additions for tax positions of prior years	277
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(2,061)
Settlements	—
Balance at June 30, 2014	$12,136

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.9 million to a decrease of $1.9 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2011 and forward. Tax years 2004 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

The Company has operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, owned by a board member and certain employees of the Company. Rent expense for these leases were $2.3 million and $4.6 million, (including related-party rental payments totaling $1.8 million and $3.6 million) for the three and six months ended June 30, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no revenue equipment operating lease expense in the three and six months ended June 30, 2013. The various leases expire from 2014 through 2018.

The Company leases certain terminal facilities under operating leases from limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The related-party rental payments were entered into as a result of the acquisition of GTI on November 11, 2013. Rent expense for terminal facilities were $1.0 million and $2.1 million, including related-party rental payments totaling $1.0 million and $2.0 million, for the three and six months ended June 30, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no significant terminal rent expense in the three and six months ended June 30, 2013. The various leases expire in 2014 through 2018 and the majority of the terminal leases contain options to renew. The Company also has purchase options on the majority of these facilities. The Company exercised its purchase option on the Lathrop, California terminal and finalized this purchase during the second quarter of 2014. The Company paid $2.8 million to a limited liability company, whose members include a board member and certain employees of the Company as a result of this transaction. The Company has a right of first refusal on the sale of the Pacific, Washington location property by the owners. The Company is responsible for all taxes, insurance, and utilities related to the terminal leases. The Company did not have any significant operating leases prior to the GTI acquisition on November 11, 2013. See Notes 6 and 13 for additional information.

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

The Company purchased tractors from and sold tractors to the commercial tractor dealership noted above. The Company has operating leases for certain revenue equipment with the commercial tractor dealership. The Company also purchased parts and services from the same commercial tractor dealership. The Company owed the commercial tractor dealership $0.2 million and $1.3 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at June 30, 2014 and December 31, 2013, respectively, for tractors delivered but not paid for prior to June 30, 2014 and December 31, 2013. The commercial tractor dealership owed the Company $0.5 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at June 30, 2014, for tractors traded but not paid for prior to June 30, 2014.

The Company provides certain administrative services to the commercial tractor dealership. The related payments (receipts) with related parties for the three and six months ended June 30, 2014 (in thousands) were as follows:

	Three Months Ended	Six Months Ended
Payments for tractor purchases	$505	$11,988
Receipts for tractor sales	(1,299)	(4,497)
Revenue equipment lease payments	1,817	3,646
Payments for parts and services	1,364	2,906
Terminal lease payments	977	2,005
Administrative services receipts	(141)	(282)
	$3,223	$15,766

Note 14.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for the remainder of 2014 and 2015 for tractors, net of tractor sale commitments, and trailer equipment, at June 30, 2014 was $105.9 million.

Note 15.  Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q for disclosure. No events occurred requiring disclosure.

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

Operating efficiencies and cost controls are achieved through equipment utilization, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.  During 2009 industry capacity (available trucks) significantly exceeded demands for freight services largely due to a significant decline in the U.S. economy and consumer spending. As such, there was significant downward pressure on freight rates throughout 2009 and into 2010. General economic conditions and downward pressure on freight rates caused increases in trucking company bankruptcies and other company tractor fleet reductions during this same period. As a result of trucking company failures and other company fleet reductions, during 2010, industry capacity came back in line with demand for freight services after a period of industry capacity significantly exceeding demand for freight services. During the periods of 2011 through the later part of 2013 there was a close balance of industry capacity and demand for freight services although the demand for freight services had not reached levels of demand that existed during the years immediately preceding 2009. Balancing of the industry capacity and demand of freight services throughout this period allowed the Company to obtain freight rate increases although these increases did not cover the Company's increases in operating costs, mainly related to increases in the price of revenue equipment and maintenance costs of such equipment. During late 2013 and 2014, the demand for freight services (increase) has generally outpaced industry capacity which has decreased. Industry capacity continues to be hindered by the quantity of qualified drivers. The trucking industry continues to be challenged with reductions in the availability of qualified drivers at a time when the industry continues to be challenged by various regulations that increasingly reduce drivers' availability. The regulations, including the thirty-four hour restart and a thirty minute break within the first eight hours of driving that were effective July 1, 2013, will continue to reduce driver utilization. These trends have also been consistent with what the Company has seen and experienced in non-committed business in the spot markets. The Company cannot currently predict if or how long this trend will continue.

Competition for drivers, which is always intense, has escalated due to general improvements in the demand for freight services at the same time the number of qualified drivers in the industry is decreasing. The increasing difficulties attracting and retaining qualified drivers is an industry wide challenge which the Company has also experienced. The Company continues to explore new ideas and ways to attract and retain qualified drivers. The Company hires the majority of its drivers with previous over the road experience (majority of driver positions hired require six-nine months of over-the-road experience) with safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates as well as safety pay incentives. The Company will continue to look at all of our alternatives to enhance our drivers' utilization as well as compensation of our drivers for their time spent away from home while on the road.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses are the next highest cost to the Company after salaries, wages and benefits to our drivers and other employees. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012 and have been relatively flat in 2014 compared to 2013. Average Department of Energy ("DOE") diesel prices for 2009 through 2013 have been, $2.474, $2.998, $3.848, $3.971, and $3.922, respectively. The average price so far in 2014 has been $3.949 with the latest price being $3.858. Although the price of fuel has been relatively stable for the past two years, the Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time through various idle control technologies, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, tractor specifications and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At June 30, 2014, 100% of the Company's over-the-road tractor fleet is equipped with some form of various idle management controls that the Company currently employs. At June 30, 2014, the Company’s tractor fleet had an average age of 2.2 years and the Company's trailer fleet had an average age of 4.6 years.

The Company continues to focus on growing internally by providing quality service to targeted customers with a high density of freight in the Company’s regional operating areas. In addition to the development of its regional operating centers, the Company has made six acquisitions since 1987 with the most recent acquisition of Gordon Trucking, Inc. ("GTI") in November of 2013.  We believe our commitment to quality service allowed the Company to hold its freight rates relatively stable throughout the recent recession, in comparison to our competitors, better positioning the Company for future growth as market capacity continues to tighten.  Future growth is dependent upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, integration of operational efficiencies of Heartland and GTI, and the availability and ability to attract and retain experienced drivers that meet our hiring standards, as well as the retention of the Company's current drivers.

The Company ended the first six months of 2014 with operating revenues of $451.3 million, including fuel surcharges, net income of $40.6 million, and basic net income per share of $0.46 on basic weighted average outstanding shares of 87.7 million compared to operating revenues of $268.3 million, including fuel surcharges, net income of $38.9 million, and basic net income per share of $0.46 on basic weighted average shares of 84.8 million in the first six months of 2013. The Company posted an 86.4% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2014 compared to 77.8% for the same period of 2013 and a 9.0% net margin (net income as a percentage of operating revenues) for the six months ended June 30, 2014 compared to 14.5% in the same period of 2013. The Company had total assets of $751.4 million at June 30, 2014. The Company achieved a return on assets of 10.6% and a return on equity of 18.2% over the immediate past four quarters ended June 30, 2014.

The Company’s cash flow from operations for the six months ended June 30, 2014 of $78.1 million was 17.3% of operating revenues compared to $50.3 million and 18.8% in the same period of 2013.  During 2014, the Company used $46.0 million in net investing cash flows, which was mainly the result of $43.0 million used in net purchases of revenue equipment. The Company used $33.8 million in financing activities directly related to $32.0 million of net debt repayments on the Company's line of credit. As a result, the Company decreased cash and cash equivalents $1.6 million during the six months ended June 30, 2014.  The Company ended the second quarter of 2014 with cash and cash equivalents of $16.1 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.4%	30.6%	31.5%	30.4%
Rent and purchased transportation	6.1%	1.0%	6.3%	1.0%
Fuel	26.2%	28.8%	27.2%	30.4%
Operations and maintenance	4.3%	2.9%	4.4%	3.5%
Operating taxes and licenses	2.3%	1.8%	2.3%	1.8%
Insurance and claims	1.9%	3.5%	2.5%	2.8%
Communications and utilities	0.7%	0.5%	0.7%	0.5%
Depreciation and amortization	11.8%	12.6%	11.4%	11.9%
Other operating expenses	3.5%	2.8%	3.7%	2.8%
Gain on disposal of property and equipment	(6.1)%	(6.5)%	(3.5)%	(7.4)%
	82.1%	78.1%	86.4%	77.8%
Operating income	17.9%	21.9%	13.6%	22.2%
Interest income	0.05%	0.10%	0.03%	0.1%
Interest expense	(0.06)%	—	(0.06)%	—
Income before income taxes	17.9%	22.0%	13.6%	22.3%
Income taxes	6.2%	7.7%	4.6%	7.8%
Net income	11.7%	14.3%	9.0%	14.5%

The Company acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore the operating results of the Company for the three and six months ended June 30, 2014 includes the operating results of GTI.

Three Months Ended June 30, 2014 Compared With the Three Months June 30, 2013

Operating revenue increased $92.8 million (69.3%), to $226.8 million for the three months ended June 30, 2014 from $134.0 million for the three months ended June 30, 2013.  The increase in revenue was the result of a $18.9 million (69.3%) increase in fuel surcharge revenue from $27.3 million in the 2013 period to $46.2 million in the 2014 period and an increase in line haul and other revenues of $73.8 million (69.2%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of increased miles during the three months ended June 30, 2014 compared to three months ended June 30, 2013, with an additional increase in the average Department of Energy ("DOE") fuel prices of 1.6% comparing the two periods. The net line haul revenue increase was largely the result of an increase in loaded miles.

Salaries, wages, and benefits increased $30.3 million (74.0%), to $71.2 million for the three months ended June 30, 2014 from $40.9 million in the 2013 period.  Salaries, wages and benefits increased $17.8 million due to an increase in driver wages, $6.2 million due to an increase in non-driver wages, $4.0 million due to an increase in health insurance and workers compensation expense, and $2.4 million increase in other wage related costs mainly due to increased payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to increases in driver miles and the office and shop increase was directly attributable to an increase in the number of employees period over period. Health insurance and workers compensation expense increased mainly due to an increase in the number of covered participants and an associated increase in the amount of claims.

Rent and purchased transportation increased $12.4 million to $13.7 million for the three months ended June 30, 2014 from $1.3 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $2.3 million, an increase in amounts paid to third party carriers on brokered loads, $5.3 million, an increase in amounts paid to independent contractors of $3.7 million, and an increase in leased property expense of $1.2 million. The increases in operating leases of revenue equipment, third party broker expense and leased property expense were due to the Company not having these types of expenses prior to the acquisition of GTI. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during the 2014 period compared to the 2013 period. During the three months ended June 30, 2014, independent contractors accounted for 3.6% of the total fleet miles compared to approximately 1.2% for the same period in 2013.

Fuel increased $20.7 million (53.6%), to $59.3 million for the three months ended June 30, 2014 from $38.6 million for the same period of 2013. The increase was primarily the result of increased miles, ($22.5 million), which was offset by a decrease in overall fuel cost per mile, ($1.8 million). Fuel cost per mile, net of fuel surcharge revenues, decreased 21.2% in the 2014 period compared to the same period of 2013.  The DOE average diesel price per gallon for the three months ended June 30, 2014 was $3.935 per gallon compared to the same period of 2013 of 3.873 per gallon, a 1.6% increase.  The decrease in the Company's fuel cost per mile, net of fuel surcharge, and net of the increase in the DOE average price is largely attributable to increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharges revenues, a change in the mix of idle management controls on our tractor fleet due to the GTI acquisition, and reductions of out of route miles.

Depreciation increased $9.7 million (57.5%), to $26.7 million during the three months ended June 30, 2014 from $16.9 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units being depreciated. Tractor depreciation increased $6.0 million, net of the change in depreciation method for tractors further discussed below, on a 63% increase in the number of tractor units depreciated during the three months ended June 30, 2014. Trailer depreciation increased $2.7 million on a 86% increase in the number of trailer units depreciated during the three months ended June 30, 2014. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase.  Effective, July 1, 2013, the Company changed depreciation for tractors to the 125% declining balance method from the 150% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $1.9 million during the three months ended June 30, 2014. All other depreciation and amortization increased $1.0 million which was mainly due to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities as a result of the GTI acquisition.

Operating and maintenance expense increased $5.9 million, to $9.8 million during the three months ended June 30, 2014 from $3.8 million in the same period of 2013. The increase is mainly due to an increase in the number of revenue equipment units in the fleet period over period as discussed above. Also there were increases due to costs associated with preparing equipment for sale as the Company continues to upgrade tractor and trailer fleets.

Gains on the disposal of property and equipment increased $5.2 million (60.3%), to $13.9 million during the three months ended June 30, 2014 from $8.6 million in the same period of 2013.  The increase was the combined effect of increases in gains on sales of tractor equipment of $4.1 million and an increase in gains on trailer equipment sales of $1.0 million. The increase in gains on tractors was due to doubling the number of units sold during the quarter ended June 30, 2014 compared to the same period of 2013 partially offset by a reduction in the average gain per unit. The increase in gains on trailers was due to a 221% increase in the number of units sold partially offset by a reduction in the average gain per unit. The Company currently anticipates tractor and trailer equipment sale activity to continue during the second half of 2014 and total gains from sale of revenue equipment for the entire year of 2014 to be approximately the same as the 2013 annual amount.

Interest expense increased $0.1 million to $0.1 million in the three months ended June 30, 2014 due to the Company's debt borrowings on its line of credit that was established as part of the November 11, 2013 acquisition. The Company did not have any outstanding debt and related interest expense during the three months ended June 30, 2013.

The Company’s effective tax rate was 34.8% and 35.1% for three months ended June 30, 2014 and 2013, respectively.  The slight decrease in the effective tax rate for 2014 is the net effect of an increase in tax expense due to an increase in taxable income offset by an increase in favorable income tax expense adjustments during the 2014 period compared to the same period of 2013 resulting from higher roll offs of certain state tax contingencies compared to the three months ended June 30, 2013. The effective tax rate for the second half of 2014 is expected to be higher due to there not being any favorable income tax adjustments anticipated.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 82.1% during the three months ended June 30, 2014 compared with 78.1% during the three months ended June 30, 2013.  Net income increased $7.3 million (38.3%), to $26.5 million for the three months ended June 30, 2014 from $19.1 million during the comparative 2013 period as a result of the net effects discussed above.

Six Months Ended June 30, 2014 Compared With the Six Months Ended June 30, 2013

Operating revenue increased $183.0 million (68.2%), to $451.3 million for the six months ended June 30, 2014 from $268.3 million for the six months ended June 30, 2013.  The increase in revenue was the result of an $36.9 million (66.7%) increase in fuel surcharge revenue from $55.2 million in the 2013 period to $92.1 million in the 2014 period and an increase in line haul and other revenues of $146.1 million (68.6%). Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased mostly as a result of increased miles during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 on relatively flat average DOE diesel fuel prices during the 2014 period compared to the same period of 2013. Line haul and other revenues increased mainly as a result of an increase in loaded miles.

Salaries, wages, and benefits increased $60.6 million (74.4%), to $142.2 million for the six months ended June 30, 2014 from $81.5 million in the 2013 period.  Salaries, wages, and benefits increased $35.2 million, due to an increase in driver wages, $12.3 million due to office and shop wages, $8.4 million due to an increase in health insurance and workers compensation expense, and $4.5 million due to an increase in other wage related costs mainly due to increased payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to increases in driver miles and office and shop increase was directly attributable to an increase in the number of employees period over period. Health insurance and workers compensation expense also increased mainly due to an increase in the number of covered participants and an associated increase in the amount of claims.

Rent and purchased transportation increased $25.6 million to $28.3 million for the six months ended June 30, 2014 from $2.6 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $4.5 million, an increase in amounts paid to third party carriers on brokered loads of $11.4 million, an increase in amounts paid to independent contractors of $7.3 million, and an increase in leased property expense of $2.4 million. The increases in operating leases of revenue equipment, third party broker expense and leased property expense were due to the Company not having these types of expenses prior to the GTI acquisition. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during the 2014 period compared to the 2013 period. During the six months ended June 30, 2014, independent contractors accounted for 3.7% of the total fleet miles compared to 1.2% during the comparable period of 2013.

Fuel increased $40.9 million (50.2%), to $122.6 million for the six months ended June 30, 2014 from $81.6 million for the same period of 2013. The increase was primarily the result of increased miles, ($46.9 million), which was offset by a decrease in overall fuel cost per mile, ($6.0 million). Fuel cost per mile, net of fuel surcharge, decreased 21.8% in the 2014 period compared to the same period of 2013.  The DOE average diesel price per gallon for the six months ended June 30, 2014 was $3.949 per gallon compared to the same period of 2013 of $3.950 per gallon, a 0.03% decrease.  The difference in the Company's fuel cost per mile, net of fuel surcharge and the decrease in the DOE average price is largely attributable to increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharges revenues, a change in the mix of idle management controls on our tractor fleet due to the GTI acquisition, and reductions of out of route miles.

Depreciation and amortization increased $19.2 million (60.2%), to $51.2 million during the six months ended June 30, 2014 from $32.0 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units being depreciated. Tractor depreciation increased $12.0 million, net of the change in depreciation method for tractors further discussed below, on a 65% increase in the number of tractor units depreciated during the six months ended June 30, 2014. Trailer depreciation increased $5.2 million on a 88% increase in the number of trailer units depreciated during the six months ended June 30, 2014. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase.  Effective, July 1, 2013, the Company changed depreciation for tractors to the 125% declining balance method from the 150% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million during the six months ended June 30, 2014. Increases in all other depreciation and amortization were $2.0 million and was mainly related to amortization of intangible assets, ($1.2 million), and depreciation associated with leasehold improvements of leased terminal facilities.

Operating and maintenance expense increased $10.6 million (114.7%), to $19.9 million during the six months ended June 30, 2014 from $9.3 million in the same period of 2013. Operating and maintenance costs increased mainly due to an increase in the number of revenue equipment units period over period. Also there were increases due to costs associated with preparing equipment for sale as the Company continues to upgrade tractor and trailer fleets.

Gains on the disposal of property and equipment decreased $3.9 million (19.8%), to $15.9 million during the six months ended June 30, 2014 from $19.8 million in the same period of 2013.  The decrease was the result of decreases in gains on sales of tractor equipment of $3.0 million and a decrease in gains on trailer equipment sales of $0.9 million. The decrease in gains on tractors was due mainly to a 9% decline in the number of tractor units sold in the 2014 period compared to the same period of 2013 combined with a decrease in the average gain per unit. The decrease in gains on trailers was due to 76% decline in the number of trailer units sold during the three months ended June 30, 2014 compared to the same period of 2013 with a decrease in the average gain per unit. The Company currently anticipates tractor and trailer equipment sale activity to continue during the second half of 2014 and total gains from sale of revenue equipment for the entire year of 2014 to be approximately the same as the 2013 annual amount.

Interest expense increased $0.3 million, to $0.3 million in the six months ended June 30, 2014 due to the Company's debt borrowings on its line of credit that was established as part of the November 11, 2013 acquisition. The Company did not have any outstanding debt and related interest expense during the six months ended June 30, 2013.

The Company’s effective tax rate was 33.7% and 35.0% for the six months ended June 30, 2014 and 2013, respectively.  The decrease in the effective tax rate for 2014 is primarily attributable to an increase in favorable income tax expense adjustments during the 2014 period compared to the same period of 2013 resulting from the roll off of certain state tax contingencies and a provision to return adjustment.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 86.4% during the six months ended June 30, 2014 compared with 77.8% during the six months ended June 30, 2013.  Net income increased $1.7 million (4.3%), to $40.6 million for the six months ended June 30, 2014 from $38.9 million during the compared 2013 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment. The Company’s primary source of liquidity prior to the acquisition of GTI in 2013 had historically been from operating activities. The Company entered into a line of credit during the fourth quarter of 2013 to assist with the payoff of debt assumed by the Company in the acquisition of GTI during November 2013. The Company's primary source of liquidity during 2014 remains cash flow generated from operating activities although the Company has a line of credit to provide assistance with additional cash requirements to fund capital expenditures. During the first six months of 2014 the Company has been able to fund revenue equipment purchases with cash flows provided by operations and sales of equipment as well as reduce outstanding borrowings on the line of credit.

Operating cash flow during the six months ended June 30, 2014 was $78.1 million compared to $50.3 million during the same period of 2013.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $30.4 million higher during 2014 compared to 2013 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $2.6 million.  The net decrease in cash provided by operating assets and liabilities for 2014 compared to the same period of 2013 was mainly attributable to a decrease in accounts payable and other accrued expenses offset by an increase in net income tax payable position comparing the two periods. Cash flow from operating activities was 17.3% of operating revenues for the six months ended June 30, 2014 compared with 18.8% for the same period of 2013.

On November 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), the Company, GTI, and the other members of the Company's consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250 million unsecured revolving line of credit (the "Revolver"). The Bank's commitment will decrease to $225 million on November 1, 2014, to $200 million on November 1, 2015, and to $175 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"), subject to the Borrower's ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i)

one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at June 30, 2014 was 0.778%. There is a commitment fee on the unused portion of the Revolver at .0625%, due quarterly.

The Credit Agreement contains customary covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at June 30, 2014.

Cash flows used in investing activities was $46.0 million during the six months ended June 30, 2014 compared to cash flows used in investing activities of $26.9 million during the comparative 2013 period or an increase in cash used of $19.1 million.  The increase in cash used in investing activities was the net result of an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $6.2 million, a payment of $3.0 million during the six months ended June 30, 2014 related to the finalization of post closing items associated with net working capital related to the November 11, 2013 acquisition of GTI, and a $9.8 million reduction in cash received from the maturity and calls of investments. The Company currently anticipates annual 2014 net capital expenditures to be approximately $127 million to $137 million, of which $43.0 million has been paid during the six months end June 30, 2014. Net capital expenditures mostly relates to the Company's upgrade of its tractor and trailer fleet throughout 2014.

Cash used in financing activities decreased $32.1 million during the six months ended June 30, 2014 compared to the same period of 2013 due to net repayments of borrowings on the Company's line of credit. The Company did not have any debt outstanding during the 2013 comparable period.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February, 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of June 30, 2014. There were no shares repurchased in the open market during the six months ended June 30, 2014. The authorization remains open at June 30, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $6.5 million and $17.3 million in the six months ended June 30, 2014 and June 30, 2013.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, proceeds from the sale of used equipment and available capacity on the Company's line of credit.  At June 30, 2014, the Company had $16.1 million in cash and cash equivalents and $201.5 million available borrowing capacity on the line of credit.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions. In conjunction with the acquisition of GTI, the Company is party to certain operating leases to finance a portion of the Company's revenue equipment requirements and terminal facilities requirements. Operating lease expense during the six months ended June 30, 2014 was $6.7 million.

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

General

We are exposed to market risk changes in interest rates on our long-term debt and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because the majority of our operations are confined to the United States, we are not subject to a material foreign currency risk.

Interest Rate Risk

The Company had $43.0 million of debt outstanding at June 30, 2014. Borrowings under the Credit Agreement can either be, at the Company's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. All outstanding borrowings at June 30, 2014 were under the one-month LIBOR (Index) plus 0.625% option. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming the level of borrowings at June 30, 2014, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual expense by $0.4 million. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014.

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

HEARTLAND EXPRESS, INC.

Date:	August 8, 2014	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)