Form 10-Q
period 2014-09-30
HEARTLAND EXPRESS INC
filed 2014-11-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2014

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

As of November 7, 2014 there were 87,778,677 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30 2014	December 31 2013
CURRENT ASSETS
Cash and cash equivalents	$23,323	$17,763
Trade receivables, net	87,235	84,400
Prepaid tires	10,089	6,999
Prepaid shop supplies	2,264	4,194
Other current assets	13,973	11,061
Income tax receivable	—	5,706
Deferred income taxes, net	14,990	14,177
Total current assets	151,874	144,300
PROPERTY AND EQUIPMENT
Land and land improvements	22,343	17,069
Buildings	33,316	27,347
Leasehold improvements	8,033	16,134
Furniture and fixtures	2,096	1,829
Shop and service equipment	10,794	10,604
Revenue equipment	568,035	549,415
Construction in progress	662	466
	645,279	622,864
Less accumulated depreciation	182,842	173,605
Property and equipment, net	462,437	449,259
GOODWILL	100,212	98,686
OTHER INTANGIBLES, NET	16,971	18,746
OTHER ASSETS	20,127	13,850
	$751,621	$724,841
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,733	$26,912
Compensation and benefits	27,794	28,084
Insurance accruals	19,811	20,945
Other accruals	15,095	12,627
Income taxes payable	1,993	—
Total current liabilities	100,426	88,568
LONG-TERM LIABILITIES
Income taxes payable	17,963	20,089
Long-term debt	21,000	75,000
Deferred income taxes, net	78,103	61,948
Insurance accruals less current portion	66,790	67,965
Other long-term liabilities	10,984	13,618
Total long-term liabilities	194,840	238,620
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2014 and 2013; outstanding 87,779 in 2014 and 87,705 in 2013, respectively	907	907
Additional paid-in capital	3,638	5,897
Retained earnings	490,048	432,034
Treasury stock, at cost; 2,910 shares in 2014 and 2,984 in 2013, respectively	(38,238)	(41,185)
	456,355	397,653
	$751,621	$724,841
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

OPERATING REVENUE	$217,092	$130,645	$668,358	$398,909

OPERATING EXPENSES
Salaries, wages, and benefits	68,688	39,556	210,872	121,093
Rent and purchased transportation	12,518	1,112	40,770	3,735
Fuel	53,435	39,261	175,998	120,876
Operations and maintenance	9,977	4,987	29,874	14,256
Operating taxes and licenses	5,189	1,972	15,354	6,856
Insurance and claims	5,155	2,016	16,621	9,620
Communications and utilities	1,564	767	4,947	2,239
Depreciation and amortization	27,754	15,117	78,996	47,112
Other operating expenses	7,779	4,334	24,465	11,839
Gain on disposal of property and equipment	(11,257)	(4,477)	(27,160)	(24,299)
	180,802	104,645	570,737	313,327

Operating income	36,290	26,000	97,621	85,582

Interest income	21	126	163	378

Interest expense	(97)	—	(384)	—

Income before income taxes	36,214	26,126	97,400	85,960

Federal and state income taxes	13,477	10,258	34,111	31,220

Net income	$22,737	$15,868	$63,289	$54,740
Other comprehensive income, net of tax	—	454	—	1,054
Comprehensive income	$22,737	$16,322	$63,289	$55,794

Net income per share
Basic	$0.26	$0.19	$0.72	$0.65
Diluted	$0.26	$0.19	$0.72	$0.64

Weighted average shares outstanding
Basic	87,778	84,837	87,737	84,799
Diluted	87,923	85,038	87,921	85,041

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2013	$907	$5,897	$432,034	$(41,185)	$397,653
Net income	—	—	63,289	—	63,289
Dividends on common stock, $0.06 per share	—	—	(5,275)	—	(5,275)
Stock-based compensation	—	(2,259)	—	2,947	688
Balance, September 30, 2014	$907	$3,638	$490,048	$(38,238)	$456,355

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$63,289	$54,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,796	47,609
Deferred income taxes	15,342	5,325
Amortization of stock-based compensation	688	806
Gain on disposal of property and equipment	(27,160)	(24,299)
Changes in certain working capital items:
Trade receivables	(2,835)	(1,557)
Prepaid expenses and other current assets	(825)	(2,439)
Accounts payable, accrued liabilities, and accrued expenses	(4,851)	(1,810)
Accrued income taxes	5,573	(5,182)
Net cash provided by operating activities	129,017	73,193
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	64,436	56,751
Purchases of property and equipment, net of trades	(121,088)	(91,845)
Maturity, calls and sales of investments	—	9,875
Acquisition of business, net of cash acquired	(3,011)	—
Change in other assets	(6,277)	(195)
Net cash used in investing activities	(65,940)	(25,414)
FINANCING ACTIVITIES
Cash dividends	(3,517)	(3,402)
Borrowings on line of credit	3,000	—
Repayments on line of credit	(57,000)	—
Net cash used in financing activities	(57,517)	(3,402)
Net increase in cash and cash equivalents	5,560	44,377
CASH AND CASH EQUIVALENTS
Beginning of period	17,763	119,838
End of period	$23,323	$164,215
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$417	$—
Cash paid during the period for income taxes, net of refunds	$13,196	$31,076
Noncash investing and financing activities:
Fair value of revenue equipment traded	$3,335	$—
Purchased property and equipment in accounts payable	$21,869	$19,051
Common stock dividends declared in accounts payable	$1,758	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of Heartland Express, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 3, 2014. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2014.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2014.

Note 3. Segment Information

The Company provides multiple transportation services across the United States (U.S.) and parts of Canada. The Company offers primarily asset-based transportation services in the dry van market and also offers temperature-controlled transportation services and non-asset based brokerage services. None of the Company's transportation services individually meet the definition of a segment. The Company's Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including the legacy transportation services of Gordon Trucking, Inc. ("GTI"), which was acquired on November 11, 2013. As a result of the foregoing, the Company has determined that it has one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. Restricted and designated cash and investments totaled $16.8 million at September 30, 2014 and $10.6 million at December 31, 2013. As of September 30, 2014, $16.8 million is included in other non-current assets per the consolidated balance sheets. As of December 31, 2013 $0.1 million was included in other current assets and $10.5 million was included in other non-current assets per the consolidated balance sheets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid Tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.3 million and $0.2 million for the three months ended September 30, 2014 and 2013 and $0.8 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  The Company recognizes depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

The Company changed to 150% declining balance depreciation from the historical 125% declining balance depreciation for tractors in 2009 due to lower used truck values, higher prices for new equipment, and uncertainty surrounding the reliability and resale value of tractors with 2010 emission-compliant engines. Effective, July 1, 2013, the Company changed depreciation for tractors back to the historical 125% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Under the declining balance method, depreciation for each tractor is highest in the first year and declines in each year throughout the useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million ($0.02 per share, net of tax effect) during the nine months ended September 30, 2014.

Note 6. Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at September 30, 2014. There was no change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2014. Amortization expense of $0.6 million and $1.8 million for the three and nine months ended September 30, 2014 is included in depreciation and amortization per the consolidated statement of comprehensive income. The Company did not have any intangible assets subject to amortization during the three and nine months ended September 30, 2013.

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$335	$7,265
Tradename	6	7,400	1,078	6,322
Covenants not to compete	10	3,100	273	2,827
Real estate options	2.2	942	385	557
		$19,042	$2,071	$16,971

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2013	$98,686
Acquisitions	1,526
Balance at September 30, 2014	$100,212

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

Goodwill and identifiable intangible assets are tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  The Company performs an annual impairment test as of the end of September each year or any other time when indicators requiring further assessment are identified. There were no indicators requiring further assessment that were identified during the nine month period ended September 30, 2014 and the Company's 2014 annual impairment test resulted in no impairment.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2014 and September 30, 2013 the Company had shares of restricted stock outstanding related to shares granted under the 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2014 and September 30, 2013 is as follows (in thousands, except per share data):

	Three months ended September 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$22,737	87,778	$0.26
Effect of restricted stock	—	145
Diluted EPS	$22,737	87,923	$0.26

	Three months ended September 30, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$15,868	84,837	$0.19
Effect of restricted stock	—	201
Diluted EPS	$15,868	85,038	$0.19

	Nine months ended September 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$63,289	87,737	$0.72
Effect of restricted stock	—	184
Diluted EPS	$63,289	87,921	$0.72

	Nine months ended September 30, 2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$54,740	84,799	$0.65
Effect of restricted stock	—	242
Diluted EPS	$54,740	85,041	$0.64

Note 8. Stockholders' Equity

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of September 30, 2014. There were no shares repurchased in the open market during the three and nine months ended September 30, 2014. The authorization remains open at September 30, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

During the three and nine months ended September 30, 2014 and 2013 the Company’s Board of Directors declared regular quarterly dividends totaling $1.8 million, $5.3 million, and $1.7 million, $5.1 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon financial conditions, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to eligible officers and employees of the Company. As of December 31, 2013 there were 0.4 million shares that had been granted to employees. An additional 2.0 thousand and 10.5 thousand shares were granted during the three and nine months ended September 30, 2014, respectively. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The shares issued in 2013 and 2014 are also service based awards and generally vest evenly from the date of grant through each June 1st through 2016. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of the Company's stock on the grant date. The Company's market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013 and ranged between $21.72 and $22.21 for the shares issued in 2014. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Compensation expense associated with restricted stock awards was $0.7 million, and 0.8 million, for the nine months ended September 30, 2014 and 2013, respectively. Unrecognized compensation expense was $0.7 million at September 30, 2014 which will be recognized over a remaining weighted average period of 1.3 years.

The following tables summarize the Company's restricted stock award activity for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	147.4	$14.16
Granted	2.0	22.19
Vested	(1.0)	—
Forfeited	(4.2)	13.57
Outstanding (unvested) at end of period	144.2	$14.21

	Nine Months Ended September 30, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	211.6	$13.81
Granted	10.5	22.04
Vested	(73.7)	—
Forfeited	(4.2)	13.57
Outstanding (unvested) at end of period	144.2	$14.21

	Three Months Ended September 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	203	$13.57
Granted	—	—
Vested	—	—
Forfeited	(4.2)	13.57
Outstanding (unvested) at end of period	198.8	$13.57

	Nine Months Ended September 30, 2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	276.8	$13.57
Granted	2.0	13.86
Vested	(67.0)	—
Forfeited	(13.0)	13.57
Outstanding (unvested) at end of period	198.8	$13.57

Note 10.  Long-Term Debt

On November 11, 2013, the Company entered into a credit agreement by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), GTI, and the other members of the Company's consolidated group, as Guarantors (the "Credit Agreement"). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit (the "Revolver"). The Bank's commitment decreased to $225.0 million on November 1, 2014, and will decrease to $200.0 million on November 1, 2015, and to $175.0 million on November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at September 30, 2014.

Long term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Long-term debt	$21,000	$75,000

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at September 30, 2014 was 0.78%. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. Outstanding letters of credit associated with the Revolver at September 30, 2014 were $4.4 million. As of September 30, 2014, the line of credit available for future borrowing was $224.6 million.

Note 11.  Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company had no recorded valuation allowance at September 30, 2014 and December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the Company had a total of $12.4 million and $13.4 million in gross unrecognized tax benefits, respectively.  Of this amount, $7.9 million and $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2014 and December 31, 2013.  Unrecognized tax benefits were a net increase of $0.3 million and a net decrease of $1.2 million during the three months ended September 30, 2014 and 2013, respectively. Unrecognized tax benefits were a net decrease of $1.0 million and $2.5 million during the nine months ended September 30, 2014 and 2013, respectively. The net increase during the three month period of 2014 was due to unrecognized tax benefits due to current year tax positions. The net decreases during the three month period of 2013 and nine month periods of 2014 and 2013 were due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $5.6 million and $6.7 million at September 30, 2014 and December 31, 2013 and is included in income taxes payable per the consolidated balance sheet.  Net interest and penalties included in income tax expense for the three month period ended September 30, 2014 and 2013 was an expense of approximately $0.1 million and a benefit of $0.2 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2014 and 2013 was a benefit of approximately $1.1 million and $0.9 million. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was increased during the three months ended September 30, 2014 due to additional interest accrual. Income tax expense was reduced during the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for the Company’s corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2014
(in thousands)
Balance at January 1, 2014	$13,432
Additions based on tax positions related to current year	747
Additions for tax positions of prior years	277
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(2,061)
Settlements	—
Balance at September 30, 2014	$12,395

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company does not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.8 million to a decrease of $1.8 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2011 and forward. Tax years 2004 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

The Company has operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, owned by a board member and certain employees of the Company. Rent expense for these leases were $2.2 million and $6.8 million, (including related-party rental payments totaling $1.8 million and $5.4 million) for the three and nine months ended September 30, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no revenue equipment operating lease expense in the three and nine months ended September 30, 2013. The various leases expire from 2014 through 2018.

The Company leases certain terminal facilities under operating leases from limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The related-party rental payments were entered into as a result of the acquisition of GTI on November 11, 2013. Rent expenses for terminal facilities were $1.0 million and $3.2 million, including related-party rental payments totaling $1.0 million and $3.0 million, for the three and nine months ended September 30, 2014 and were included in rent and purchased transportation in the consolidated statements of comprehensive income. There was no significant terminal rent expense in the three and nine months ended September 30, 2013. The various leases expire in 2014 through 2018 and the majority of the terminal leases contain options to renew. The Company also has purchase options on the majority of these facilities. The Company exercised its purchase option on the Lathrop, California terminal and finalized this purchase during the second quarter of 2014. The Company paid $2.8 million to a limited liability company, whose members include a board member and certain employees of the Company as a result of this transaction. The Company has a right of first refusal on the sale of the Pacific, Washington location property by the owners. The Company is responsible for all taxes, insurance, and utilities related to the terminal leases. The Company did not have any significant operating leases prior to the GTI acquisition on November 11, 2013. See Notes 6 and 13 for additional information.

Note 13. Related Party

The Company leases terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and certain employees of the Company and a commercial tractor dealership owned by a board member and certain employees of the Company. The terminal facility leases have initial five year terms, that began November 11, 2013, with options to renew and options to purchase with the exception of the Pacific, Washington location which contains a right of first refusal on any sale of the property.

The Company purchased tractors from and sold tractors to the commercial tractor dealership noted above. The Company has operating leases for certain revenue equipment with the commercial tractor dealership. The Company also purchased parts and services from the same commercial tractor dealership. The Company owed the commercial tractor dealership $1.1 million and $1.3 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively, for tractors delivered but not paid for prior to September 30, 2014 and December 31, 2013. The commercial tractor dealership owed the Company $0.3 million, included in accounts payable and accrued liabilities per the consolidated balance sheet at September 30, 2014, for tractors traded but not paid for prior to September 30, 2014. The Company provides certain administrative services to the commercial tractor dealership.

The related payments (receipts) with related parties for the three and nine months ended September 30, 2014 (in thousands) were as follows:

	Three Months Ended	Nine Months Ended
Payments for tractor purchases	$4,707	$16,533
Receipts for tractor sales	(5,545)	(10,042)
Revenue equipment lease payments	1,784	5,430
Payments for parts and services	1,368	4,275
Terminal lease payments	958	2,975
Receipts for trailer sales	(103)	(103)
Administrative services receipts	(141)	(423)
	$3,028	$18,645

Note 14.  Commitments and Contingencies

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, to be delivered through the remainder of 2014 and 2015 was $76.4 million at September 30, 2014.

Note 15.  Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q for disclosure. No events occurred requiring disclosure.

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

Overview

Heartland Express, Inc. is a short-to-medium haul truckload carrier of general commodities with corporate headquarters in North Liberty, Iowa. The Company provides nationwide transportation services to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. The Company offers primarily asset-based transportation services in the dry van truckload market and also offers temperature-controlled transportation services and non asset-based brokerage services although the non asset-based brokerage services and temperature-controlled services are not material to the Company's revenue sources. The Company provides these transportation services using Company controlled owned and leased revenue equipment as well as additional capacity through the use of independent contractor tractors.  The Company generally earns revenue based on the number of miles per load delivered.  The Company believes the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety is predicated on the availability of late-model equipment and experienced drivers.  Management believes that the Company’s service standards, safety record, and equipment accessibility have made it a core carrier to many of its major customers.

Operating efficiencies and cost controls are achieved through equipment utilization through a common information system platform, operating a fleet of late model equipment, maintaining an industry leading driver to non-driver employee ratio, and the effective management of fixed and variable operating costs.  During 2014, the demand for freight services (increase) has generally outpaced industry capacity which has decreased. Industry capacity continues to be hindered by the quantity of qualified drivers. The trucking industry continues to be challenged with reductions in the availability of qualified drivers at a time when the industry continues to be challenged by various regulations that increasingly reduce drivers' availability. The regulations, including the thirty-four hour restart and a thirty minute break within the first eight hours of driving that were effective July 1, 2013, will continue to reduce driver utilization compared to periods immediately prior to the effective date of these new regulations. An industry shortage of qualified drivers in conjunction with reduced driver utilization creates a favorable rate environment as well as a general industry trend to increase driver wages. The revenue trends been consistent with what the Company has seen and experienced in non-committed business in the spot markets. The Company cannot currently predict how long this trend will continue.

Competition for drivers, which is always intense, has escalated due to general improvements in the demand for freight services at the same time the number of qualified drivers in the industry is decreasing. The increasing difficulties attracting and retaining qualified drivers is an industry wide challenge which the Company has also experienced. The Company continues to explore new ideas and ways to attract and retain qualified drivers. The Company hires the majority of its drivers with previous over the road experience (majority of driver positions hired require six to nine months of over-the-road experience) with safe driving records.

In order to attract and retain experienced drivers who understand the importance of customer service, the Company has sought to solidify its position as an industry leader in driver compensation in the Company's operating markets. The Company offers the top or near the top compensation pay per mile to drivers in the markets in which the Company operates as well as safety pay incentives. The Company has been and will continue to look at all of our alternatives to enhance our drivers' utilization as well as compensation of our drivers for their time spent away from home while on the road.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses are the next highest cost to the Company after salaries, wages and benefits to our drivers and other employees. Average diesel fuel prices have increased each year over the past year during the periods 2009 through 2012 and leveled off in 2013. Prices in 2014 have generally been flat to 2013 although most recent prices are declining. Average Department of Energy ("DOE") diesel prices for 2009 through 2013 have been, $2.474, $2.998, $3.848, $3.971, and $3.922 per gallon, respectively. The average price so far in 2014 has been $3.911 with the latest average DOE price decreasing to $3.733. Although the price of fuel has been relatively stable to declining for the past two years, the Company continues to manage and implement fuel initiative strategies to effectively manage fuel costs.  These initiatives include strategic fueling of our trucks whether it be terminal fuel or over-the-road fuel, reduction of tractor idle time through various idle control technologies, controlling out-of-route miles, controlling empty miles, trailer skirting, and increased fuel economy through the purchase of newer, more fuel efficient tractors.  The Company is not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. The Company continues to focus on fuel surcharge pricing, truck idling hours, tractor specifications and fuel purchasing decisions in an effort to lessen the impact of higher fuel costs. At September 30, 2014, 100% of the Company's over-the-road tractor fleet is equipped with some form of various idle management controls. At September 30, 2014, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 4.3 years.

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

The Company ended the first nine months of 2014 with operating revenues of $668.4 million, including fuel surcharges, net income of $63.3 million, and basic net income per share of $0.72 on basic weighted average outstanding shares of 87.7 million compared to operating revenues of $398.9 million, including fuel surcharges, net income of $54.7 million, and basic net income per share of $0.65 on basic weighted average shares of 84.8 million in the first nine months of 2013. The Company posted an 85.4% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2014 compared to 78.5% for the same period of 2013 and a 9.5% net margin (net income as a percentage of operating revenues) for the nine months ended September 30, 2014 compared to 13.7% in the same period of 2013. The Company had total assets of $751.6 million at September 30, 2014. The Company achieved a return on assets of 10.7% and a return on equity of 18.6% over the immediate past four quarters ended September 30, 2014.

The Company’s cash flow from operations for the nine months ended September 30, 2014 of $129.0 million was 19.3% of operating revenues compared to $73.2 million and 18.3% in the same period of 2013.  During 2014, the Company used $65.9 million in net investing cash flows, which was mainly the result of $56.7 million used in net purchases of revenue equipment. The Company used $57.5 million in financing activities directly related to $54.0 million of net debt repayments on the Company's line of credit. As a result, the Company increased cash and cash equivalents $5.6 million during the nine months ended September 30, 2014.  The Company ended the third quarter of 2014 with cash and cash equivalents of $23.3 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.6%	30.3%	31.6%	30.4%
Rent and purchased transportation	5.8%	0.9%	6.1%	0.9%
Fuel	24.6%	30.1%	26.3%	30.3%
Operations and maintenance	4.6%	3.8%	4.5%	3.6%
Operating taxes and licenses	2.4%	1.5%	2.3%	1.7%
Insurance and claims	2.4%	1.5%	2.5%	2.4%
Communications and utilities	0.7%	0.6%	0.7%	0.6%
Depreciation and amortization	12.8%	11.6%	11.8%	11.8%
Other operating expenses	3.6%	3.3%	3.7%	3.0%
Gain on disposal of property and equipment	(5.2)%	(3.4)%	(4.1)%	(6.1)%
	83.3%	80.1%	85.4%	78.5%
Operating income	16.7%	19.9%	14.6%	21.5%
Interest income	0.01%	0.1%	0.02%	0.1%
Interest expense	(0.04)%	—	(0.06)%	—
Income before income taxes	16.7%	20.0%	14.6%	21.5%
Income taxes	6.2%	7.9%	5.1%	7.8%
Net income	10.5%	12.1%	9.5%	13.7%

The Company acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore the operating results of the Company for the three and nine months ended September 30, 2014 includes the operating results of GTI, while the operating results of the Company for the three and nine months ended September 30, 2013 do not include the operating results of GTI. Per the authoritative guidance on segment reporting, the Company has included GTI's operating results in its single reportable segment. See Note 3 for additional information on our segment reporting.

Three Months Ended September 30, 2014 Compared With the Three Months September 30, 2013

Operating revenue increased $86.4 million (66.2%), to $217.1 million for the three months ended September 30, 2014 from $130.6 million for the three months ended September 30, 2013.  The increase in revenue was the result of a $15.7 million (58.6%) increase in fuel surcharge revenue from $26.7 million in the 2013 period to $42.4 million in the 2014 period and an increase in line haul and other revenues of $70.7 million (68.1%).

Revenues (line haul and fuel surcharge) are primarily earned based on loaded miles driven in providing truckload transportation services. The amount of loaded miles driven by the Company is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available Company driver employees and independent contractors providing capacity to the Company. The Company's operating revenues are reviewed regularly based on a combined basis due to the similar nature of the Company's service offerings and related similar base pricing structure. The net line haul revenue increase was the result of an increase in loaded miles due to a 59.6% increase in drivers, primarily driven by the GTI acquisition combined with an increase in the rate per loaded mile. The Company expects revenue to be positively impacted through increases in loaded rate per mile due to current market conditions caused by a lack of qualified drivers in the industry and continued integration of legacy GTI freight to the Company's pricing model.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of increased loaded miles during the three months ended September 30, 2014 compared to three months ended September 30, 2013, discussed above, offset by a decrease in the average Department of Energy ("DOE") fuel prices of (2.9)% comparing the two periods.

Salaries, wages, and benefits increased $29.1 million (73.6%), to $68.7 million for the three months ended September 30, 2014 from $39.6 million in the 2013 period.  Salaries, wages and benefits increased $15.8 million due to an increase in driver wages ($29.0 million to $44.8 million, 54.6%), $6.0 million due to an increase in non-driver wages ($5.0 million to $11.0 million, 121.8%), $5.5 million due to an increase in health insurance and workers compensation expense, and $1.8 million increase in other wage related costs mainly due to increased payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to increases in driver miles directly related to an increase in loaded miles per the revenue discussion above. The Company currently expects driver wages to increase, with or without changes in driver miles, due to increases in average driver wages paid per mile. The increases in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry. The increase in office and shop non-driver wages was directly attributable to an 114% increase in the number of employees period over period. Health insurance and workers compensation expense increased mainly due to an increase in the number of covered participants due to increases in Company driver and non-driver employees and an associated increase in the amount of claims.

Rent and purchased transportation increased $11.4 million to $12.5 million for the three months ended September 30, 2014 from $1.1 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $2.3 million, an increase in amounts paid to third party carriers related to freight brokerage services of $4.8 million, an increase in amounts paid to independent contractors of $3.2 million, and an increase in leased terminal property expense of $1.2 million. The increases in operating leases of revenue equipment, third party carrier expense related to freight brokerage services, and leased terminal property expense were due to the Company not having these types of expenses prior to the acquisition of GTI. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during the 2014 period compared to the 2013 period. During the three months ended September 30, 2014, independent contractors accounted for 3.6% of the total fleet miles compared to approximately 1.1% for the same period in 2013.

Fuel increased $14.2 million (36.1%), to $53.4 million for the three months ended September 30, 2014 from $39.3 million for the same period of 2013. The increase was primarily the result of increased total miles, ($21.0 million), which was offset by a decrease in overall fuel cost per mile, ($6.8 million). Fuel cost per mile, net of fuel surcharge revenues, decreased 37.5% in the 2014 period compared to the same period of 2013.  The DOE average diesel price per gallon for the three months ended September 30, 2014 was $3.80 per gallon compared to the same period of 2013 of $3.92 per gallon, a 2.9% decrease.  The decrease in the Company's fuel cost per mile, net of fuel surcharge, combined with the decrease in the DOE average price is attributable to increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharges revenues, a change in the mix of idle management controls on our tractor fleet due to the GTI acquisition, and reductions of out of route miles.

Depreciation increased $12.6 million (83.6%), to $27.8 million during the three months ended September 30, 2014 from $15.1 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units (tractors and trailers) being depreciated. Tractor depreciation increased $8.5 million, on a 41% increase in the number of tractor units depreciated during the three months ended September 30, 2014 compared to the 2013 period. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase. The Company upgrading the tractor fleet in 2014 along with an overall mix change of the tractor fleet after the GTI acquisition has caused the average depreciation per tractor unit to increase. Trailer depreciation increased $3.1 million on a 77% increase in the number of trailer units depreciated during the three months ended September 30, 2014 compared to the 2013 period. The has not been a significant change in the average depreciation per trailer unit during 2014 compared to 2013. All other depreciation and amortization increased $1.0 million which was mainly due to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities as a result of the GTI acquisition.

Operating and maintenance expense increased $5.0 million, to $10.0 million during the three months ended September 30, 2014 from $5.0 million in the same period of 2013. The increase is mainly due to an increase in the number of revenue equipment units in the fleet period over period as discussed above. Also there were increases due to costs associated with preparing equipment for sale as the Company continues to upgrade tractor and trailer fleets.

Gains on the disposal of property and equipment increased $6.8 million (151.4%), to $11.3 million during the three months ended September 30, 2014 from $4.5 million in the same period of 2013.  The increase was the combined effect of increases in gains on sales of tractor equipment of $4.1 million and an increase in gains on trailer equipment sales of $2.6 million. The increase in gains on tractors was due to approximately doubling the number of units sold during the quarter ended September 30, 2014 compared to the same period of 2013 with a slight increase in the average gain per unit. The increase in gains on trailers was due to a tripling of the number of units sold, offset by a reduction in the average gain per unit compared to 2013. The Company currently anticipates tractor and trailer equipment sale activity to continue during the fourth quarter of 2014 although at a lower level compared to the three month periods ended June 30, 2014 and September 30, 2014.

Interest expense increased $0.1 million to $0.1 million in the three months ended September 30, 2014 due to the Company's debt borrowings on its line of credit that was established as part of the November 11, 2013 acquisition. The Company did not have any outstanding debt and related interest expense during the three months ended September 30, 2013.

The Company’s effective tax rate was 37.2% and 39.3% for three months ended September 30, 2014 and 2013, respectively.  The decrease in the effective tax rate for 2014 is the net effect of an increase in tax expense due to an increase in taxable income offset by an increase in favorable income tax expense adjustments during the 2014 period compared to the same period of 2013 resulting from deferred taxes compared to the three months ended September 30, 2013. The effective tax rate for the fourth quarter is expected to be higher due to there not being any favorable income tax adjustments anticipated.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 83.3% during the three months ended September 30, 2014 compared with 80.1% during the three months ended September 30, 2013.  Net income increased $6.9 million (43.3%), to $22.7 million for the three months ended September 30, 2014 from $15.9 million during the comparative 2013 period as a result of the net effects discussed above.

Nine Months Ended September 30, 2014 Compared With the Nine Months Ended September 30, 2013

Operating revenue increased $269.4 million (67.5%), to $668.4 million for the nine months ended September 30, 2014 from $398.9 million for the nine months ended September 30, 2013.  The increase in revenue was the result of a $52.3 million (63.8%) increase in fuel surcharge revenue from $82.0 million in the 2013 period to $134.2 million in the 2014 period and an increase in line haul and other revenues of $217.2 million (68.5%).

Revenues (line haul and fuel surcharge) are primarily earned based on loaded miles driven in providing truckload transportation services. The amount of loaded miles driven by the Company is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available Company driver employees and independent contractors providing capacity to the Company. The Company's operating revenues are reviewed regularly based on a combined basis across the United States due to the similar nature of the Company's services offerings and related similar base pricing structure. The net line haul revenue increase was the result of an increase in loaded miles due to a 62.4% increase in drivers, primarily driven by the GTI acquisition combined with an increase in the rate per loaded mile. The Company expects revenue to be positively impacted through increases in loaded rate per mile due to current market conditions of a lack of qualified drivers in the industry and continued integration of legacy GTI freight to the Company's pricing model.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of increased loaded miles during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, offset by a slight decrease in the average DOE diesel fuel prices during the 2014 period compared to the same period of 2013.

Salaries, wages, and benefits increased $89.8 million (74.1%), to $210.9 million for the nine months ended September 30, 2014 from $121.1 million in the 2013 period.  Salaries, wages, and benefits increased $51.0 million due to an increase in driver wages, $18.3 million due to office and shop wages, $13.9 million due to an increase in health insurance and workers compensation expense, and $6.6 million due to an increase in other wage related costs mainly due to increased payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to increases in driver miles directly related to an increase in loaded miles per the revenue discussion above. The Company currently expects driver wages to increase, with or without changes in driver miles, due to increases in average driver wages paid per mile. The increases in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry. The increase in office and shop wages was directly attributable to a 119% increase in the number of employees period over period. Health insurance and workers compensation expense also increased mainly due to an increase in the number of covered participants and an associated increase in the amount of claims.

Rent and purchased transportation increased $37.0 million to $40.8 million for the nine months ended September 30, 2014 from $3.7 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $6.8 million, an increase in amounts paid to third party carriers on brokered loads of $16.1 million, an increase in amounts paid to independent contractors of $10.5 million, and an increase in leased terminal property expense of $3.6 million. The increases in operating leases of revenue equipment, third party carrier expense related to freight brokerage services, and leased terminal property expense were due to the Company not having these types of expenses prior to the GTI acquisition. The increase in independent contractors was due to an increase in the miles driven as a result of an increase in independent contractors driving for the Company during the 2014 period compared to the 2013 period. During the nine months ended September 30, 2014, independent contractors accounted for 3.6% of the total fleet miles compared to 1.2% during the comparable period of 2013.

Fuel increased $55.1 million (45.6%), to $176.0 million for the nine months ended September 30, 2014 from $120.9 million for the same period of 2013. The increase was primarily the result of increased miles, ($68.0 million), which was offset by a decrease in overall fuel cost per mile, ($12.9 million). Fuel cost per mile, net of fuel surcharge, decreased 26.5% in the 2014 period compared to the same period of 2013.  The DOE average diesel price per gallon for the nine months ended September 30, 2014 was $3.91 per gallon compared to the same period of 2013 of $3.94 per gallon, a 0.71% decrease.  The decrease in the Company's fuel cost per mile, net of fuel surcharge, combined with the decrease in the DOE average price is attributable to increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharges revenues, a change in the mix of idle management controls on our tractor fleet due to the GTI acquisition, and reductions of out of route miles.

Depreciation and amortization increased $31.9 million (67.7%), to $79.0 million during the nine months ended September 30, 2014 from $47.1 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units (tractors and trailers) being depreciated. Tractor depreciation increased $20.5 million, net of the change in depreciation method for tractors further discussed below, on a 65% increase in the average number of tractor units depreciated during the nine months ended September 30, 2014 compared to the 2013 period. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in years subsequent to the first year after initial purchase. Effective, July 1, 2013, the Company changed depreciation for tractors to the 125% declining balance method from the 150% declining balance method as a stable used equipment market supported a return to the Company's historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million during the nine months ended September 30, 2014. The net effect of the Company's overall mix change of the tractor fleet after the GTI acquisition and the change in depreciation method for tractors as of July 1, 2013, has caused the average depreciation per tractor unit to decrease comparing the two periods. Trailer depreciation increased $8.2 million on an 88% increase in the number of trailer units depreciated during the nine months ended September 30, 2014. Increases in all other depreciation and amortization were $3.1 million and was mainly related to amortization of intangible assets, ($1.8 million), and depreciation associated with leasehold improvements of leased terminal facilities.

Operating and maintenance expense increased $15.6 million (109.6%), to $29.9 million during the nine months ended September 30, 2014 from $14.3 million in the same period of 2013. Operating and maintenance costs increased mainly due to an increase in the number of revenue equipment units in the fleet period over period as discussed above. Also there were increases due to costs associated with preparing equipment for sale as the Company continues to upgrade tractor and trailer fleets.

Gains on the disposal of property and equipment increased $2.9 million (11.8%), to $27.2 million during the nine months ended September 30, 2014 from $24.3 million in the same period of 2013.  The increase was the result of an increase in gains on sales of tractor equipment of $1.2 million and an increase in gains on trailer equipment sales of $1.7 million. The increase in gains on tractors was due mainly to a 9% increase in the number of tractor units sold in the 2014 period compared to the same period of 2013 combined with a slight decrease in the average gain per unit. The increase in gains on trailers was due to a 76% increase in the number of trailer units sold during the nine months ended September 30, 2014 compared to the same period of 2013 with a 29% decrease in the average gain per unit during 2014 compared to the same period of 2013. The Company currently anticipates tractor and trailer equipment sale activity to continue during the fourth quarter of 2014 although at a lower level compared to the three month periods ended June 30, 2014 and September 30, 2014.

Interest expense increased $0.4 million, to $0.4 million in the nine months ended September 30, 2014 due to the Company's debt borrowings on its line of credit that was established as part of the November 11, 2013 acquisition. The Company did not have any outstanding debt and related interest expense during the nine months ended September 30, 2013.

The Company’s effective tax rate was 35.0% and 36.3% for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in the effective tax rate for 2014 is primarily attributable to an increase in favorable income tax expense adjustments during the 2014 period compared to the same period of 2013 resulting from the roll off of certain state tax contingencies and a provision to return adjustment.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 85.4% during the nine months ended September 30, 2014 compared with 78.5% during the nine months ended September 30, 2013.  Net income increased $8.5 million (15.6%), to $63.3 million for the nine months ended September 30, 2014 from $54.7 million during the compared 2013 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of the Company’s business requires significant investments in new revenue equipment.  Historically the Company has been debt-free, funding revenue equipment purchases with cash flow provided by operations and sales of equipment. The Company’s primary source of liquidity prior to the acquisition of GTI in 2013 had historically been from operating activities. The Company entered into a line of credit during the fourth quarter of 2013 to assist with the payoff of debt assumed by the Company in the acquisition of GTI during November 2013. The Company's primary source of liquidity during 2014 remains cash flow generated from operating activities although the Company has a line of credit to provide assistance with additional cash requirements to fund capital expenditures. During the first nine months of 2014 the Company has been able to fund revenue equipment purchases with cash flows provided by operations and sales of equipment as well as reduce outstanding borrowings on the line of credit.

Operating cash flow during the nine months ended September 30, 2014 was $129.0 million compared to $73.2 million during the same period of 2013.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, and gains on disposal of equipment) being approximately $47.8 million higher during 2014 compared to 2013 with additional cash flow generated by operating assets and liabilities of approximately $8.1 million.  The net increase in cash provided by operating assets and liabilities for 2014 compared to the same period of 2013 was mainly attributable to the timing of income tax payments and associated net income tax payable position comparing the two periods. Cash flow from operating activities was 19.3% of operating revenues for the nine months ended September 30, 2014 compared with 18.3% for the same period of 2013.

On November 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") by and among Wells Fargo Bank, National Association, (the "Bank"), Heartland Express, Inc. of Iowa (the "Borrower"), the Company, GTI, and the other members of the Company's consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250 million unsecured revolving line of credit (the "Revolver"). The Bank's commitment decreased to $225 million on November 1, 2014, and will decrease to $200 million on November 1, 2015, and to $175 million on November 1, 2016 through October 31, 2018.

The Revolver is unsecured, with a negative pledge against all assets of the Company's consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Revolver matures on October 31, 2018 (the "Maturity Date"), subject to the Borrower's ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at September 30, 2014 was 0.78%. There is a commitment fee on the unused portion of the Revolver at .0625%, due quarterly.

The Credit Agreement contains customary covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve months, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve months, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. The Company was in compliance with the respective financial covenants at September 30, 2014.

Cash flows used in investing activities was $65.9 million during the nine months ended September 30, 2014 compared to cash flows used in investing activities of $25.4 million during the comparative 2013 period or an increase in cash used of $40.5 million. The increase in cash used in investing activities was the net result of an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $21.6 million, a payment of $3.0 million during the nine months ended September 30, 2014 related to the finalization of post closing items associated with net working capital related to the November 11, 2013 acquisition of GTI, and a $9.9 million reduction in cash received from the maturity and calls of investments. The Company currently anticipates annual 2014 net capital expenditures to be approximately $120 million to $125 million, of which $56.7 million has been paid during the nine months end September 30, 2014. Net capital expenditures mostly relates to the Company's upgrade of its tractor and trailer fleet throughout 2014.

Cash used in financing activities increased $54.1 million during the nine months ended September 30, 2014 compared to the same period of 2013 due to net repayments of borrowings on the Company's line of credit. The Company did not have any debt outstanding during the 2013 comparable period.

In September, 2001, the Board of Directors of the Company authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of the Company’s common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February, 2012.  Approximately 3.2 million shares remain authorized for repurchase under the program as of September 30, 2014. There were no shares repurchased in the open market during the nine months ended September 30, 2014. The authorization remains open at September 30, 2014 and has no expiration date. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company paid income taxes, net of refunds, of $13.2 million and $31.1 million in the nine months ended September 30, 2014 and September 30, 2013.

Management believes the Company has adequate liquidity to meet its current and projected needs in the foreseeable future.  Management believes the Company will continue to have significant capital requirements over the long-term which are expected to be funded from cash flows provided by operations, proceeds from the sale of used equipment and available capacity on the Company's line of credit.  At September 30, 2014, the Company had $23.3 million in cash and cash equivalents and $224.6 million available borrowing capacity on the line of credit.

Off-Balance Sheet Transactions

The Company’s liquidity or financial condition is not materially affected by off-balance sheet transactions. In conjunction with the acquisition of GTI, the Company is party to certain operating leases to finance a portion of the Company's revenue equipment requirements and terminal facilities requirements. Operating lease expense during the nine months ended September 30, 2014 was $10.0 million.

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

Interest Rate Risk

The Company had $21.0 million of debt outstanding at September 30, 2014. Borrowings under the Credit Agreement can either be, at the Company's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. All outstanding borrowings at September 30, 2014 were under the one-month LIBOR (Index) plus 0.625% option. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming the level of borrowings at September 30, 2014, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual expense by $0.2 million. Management believes that an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers although based on the Company's historical experience, the Company is not able to pass through to customers 100% of fuel price increases. The Company is not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. We use a significant amount of tires to maintain our revenue equipment. The Company may not be able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment of the time of the increases. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014.

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

HEARTLAND EXPRESS, INC.

Date:	November 10, 2014	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)