Form 10-K
period 2014-12-31
HEARTLAND EXPRESS INC
filed 2015-03-02
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $959.2 million.   In making this calculation the registrant has assumed, without admitting for any purpose, that all of its executive officers and directors, and no other persons, are affiliates.  As of February 26, 2015 there were 87,790,677 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 175,066 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 14, 2015 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to “we,” “us,” “our,” “Heartland,” or the “Company” or similar terms refer to Heartland Express, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Gordon Trucking, Inc., (“GTI”), Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. We operate as one segment (see Note 1 to the consolidated financial statements).

We are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. During 2013, through the GTI acquisition, we expanded our historical asset-based dry van service offerings with temperature-controlled truckload, and non-asset-based freight brokerage services. Although these additional service offerings were added in late 2013, they are not significant to our operations. We generally earn revenue based on the number of miles per load delivered.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of late-model equipment and experienced drivers.  Management believes that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-eight years from 1986 to 2014, we have grown our revenue to $871.4 million in revenue from $21.6 million and our net income has increased to $84.8 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past three years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth, we have completed six acquisitions since 1987 with the most recent in 2013.  These six acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We will continue to evaluate acquisition candidates that meet our financial and operating objectives.

On November 11, 2013, we announced the acquisition of GTI, a truckload carrier headquartered near Seattle, Washington. GTI was founded by the Gordon family in 1946, and certain family members remain actively involved in the business.
The acquisition of GTI was the largest acquisition we have undertaken in our history. With the acquisition, our historical areas of service were expanded from predominately east of the Rockies to a nationwide, coast-to-coast operation. This has resulted in nationwide capacity with one of the largest asset-based dry van truckload carriers in the industry. An expanded capacity network and customer base has allowed us to become more diversified, evidenced by the fact that no customer accounted for more than approximately 8% of our operating revenues in 2014. Throughout 2014, we continued to integrate the historical operations of GTI, which is primarily focused on asset-based dry van markets, with our legacy operations. During the third quarter of 2014 both legacy operations were brought together on a combined information technology platform which has led to favorable improvements in communications and overall fleet utilization.
Operations

Our operations department focuses on the successful execution of customer expectations and providing consistent opportunities for the fleet of employee drivers and independent contractors, in conjunction with maximizing equipment utilization.  These objectives require a combined effort of marketing, regional operations managers, and fleet management.

Our customer service department is responsible for maintaining the continuity between the customer’s needs and our ability to meet those needs by communicating the customer’s expectations to the fleet management group.  Collectively, the operations group (customer service and fleet management) and marketing are charged with developing customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions to match customer demand with revenue equipment availability across our entire network.  They assign orders to drivers based on well-defined criteria, such as United States Department of Transportation (the “DOT”) hours of service compliance, customer requirements, equipment utilization, driver “home time”, limiting non-revenue miles, and equipment maintenance needs.

Fleet management employees are responsible for driver management and development.  Additionally, they maximize the capacity that is available to meet the service needs of our customers.  Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

Serving the short-to-medium haul market (predominantly 500 miles or less per load) permits us to use primarily single, rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the United States (“U.S.”) with immaterial revenue derived from Canada. We do not have nor have we during the last three fiscal years had any long-lived assets permanently located outside the U.S.

We operate twenty-one terminal facilities throughout the U.S. in addition to our corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals and are designed to meet the needs of significant customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to better service and maintain revenue equipment at facilities we operate.

Personnel at the individual terminal locations manage these operations based on the overall operating and maintenance corporate goals and objectives. We use a centralized computer network and regular communication to achieve enterprise-wide load coordination.

We emphasize customer satisfaction through on-time performance, dependable late-model equipment, and consistent equipment availability to meet the volume requirements of our large customers. We also maintain a high trailer to tractor ratio, which facilitates the positioning of trailers at customer locations for convenient loading and unloading.  Most of the freight we transport is non-perishable and predominantly does not require driver handling.  These factors help minimize waiting time, which increases tractor utilization and promotes driver retention.

During 2014, our operating fleet was also recognized with the following safety and other operational recognitions:

•	2014 SmartWay Excellence Award, for leadership in conserving energy and lowering greenhouse gas emissions

•	Truckload Carriers Association (TCA) Top 20 Best Fleets to Drive For (third year in a row)

•	TCA - Safest U.S. based trucking company in its division (carriers over 100 million miles per year for the fifth consecutive year)

•	Two Fleet Safety Awards by the California Trucking Association (fourth time in five years recognized as an outstanding and safe carrier by the State of California)

•	BP's Driving Safety Standards (third year in a row)

Customers and Marketing

We seek to transport freight that will complement traffic in our existing service areas and remain consistent with our focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in our primary traffic lanes will minimize empty miles and enhance driver “home time.”

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  Management believes our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•	2013 Walmart General Merchandise Carrier of the Year

•	FedEx 2014 Gold Award (fourth consecutive year) with a most recent year of 99.82% on-time service

•	FedEx SmartPost 2014 Peak Performance Award (fourth consecutive year)

•	FedEx 2014 Core Carrier of the Year (fourth consecutive year)

•	2013 Whirlpool Corporation National Truckload Carrier of the Year (second consecutive year)

•	2014 Best Performing Walmart Carrier for Unilever Award

•	United Sugars 2014 Dry Van Carrier of the Year (second consecutive year)

•	CHEP 2013 Dedicated Provider of the Year Award

•	Nestle Waters 2013 Southeast Region Carrier of the Year

•	Armada Supply Chain Solutions 2014 Elite Fleet Member Award

•	Winegard 2013 Carrier of the Year (third consecutive year)

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 68%, 47%, and 32% of our operating revenues, respectively, in 2014. During 2013, our 25, 10, and 5 largest customers were approximately 68%, 47%, and 32%, of our operating revenues respectively. An expanded capacity network and customer base has allowed us to become more diversified and no customer accounted for more than approximately 8.0% of our operating revenues in 2014. The largest customer was approximately 10.0% in 2013.

Seasonality

The nature of our primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs, and retail goods) causes it to be distributed with relative uniformity throughout the year.  However, seasonal variations associated with the winter holiday season have historically resulted in reduced shipments by several industries after the holiday season. In addition, our operating expenses historically have been higher during the winter months due to decreased fuel efficiency, increased colder weather-related equipment maintenance and repairs, and increased claims and costs attributed to higher accident frequency from harsh weather.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  As of December 31, 2014, we employed approximately 4,500 people compared to approximately 5,200 people as of December 31, 2013. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. We historically have operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2014, independent contractors accounted for approximately 3.6% of our total miles compared to 1.7% in 2013.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers (the majority of driver positions hired require six to nine months of over-the-road experience); (2) promote retention with an industry leading compensation package, positive working conditions, and freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system, and financial rewards for accident-free driving.  We also seek to minimize turnover of our employee drivers by providing modern, comfortable equipment, and by regularly scheduling them to their homes.  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

We are not a party to a collective bargaining agreement.  Management believes that we have good relationships with our employees.

Driver Compensation

We implemented increases to our driver pay package effective November 1, 2014, raising driver compensation, on average, by approximately 10%. The new driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation. Additionally, we improved detention pay to assist drivers with offsetting unproductive detention time, effective January 1, 2015. This compensation increase solidified our leadership position in terms of driver pay within the industry and rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance.

Revenue Equipment

Our revenue equipment program has three main components: (i) operate a relatively new fleet to improve fuel mileage, lower maintenance expense, increase reliability of service, and enhance our drivers' safety and comfort, (ii) depreciate new tractor revenue equipment on an accelerated basis, and (iii) avoid long-term purchase or trade-in agreements with manufacturers. Complementing these components is our preventive maintenance program which is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when revenue equipment is replaced.  This strategy affords us the flexibility to take advantage of favorable market conditions as presented.

All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment and driver performance.

As of December 31, 2014 the average age of our tractor fleet was 2.0 years compared to 2.4 years at December 31, 2013. The estimated average age of our tractor fleet at the end of 2015, after planned capital expenditures, will be approximately 1.3 years. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. As of December 31, 2014, 71% of our trailer fleet was 2011 or newer model years. The average age of our trailer fleet was 4.4 years at December 31, 2014 compared to 4.6 years at December 31, 2013.  It is currently estimated that our dry-van trailer fleet, after planned capital expenditures, will be 100% 2011 and newer model years by the end of 2015. We expect the average age of our trailer fleet at the end of 2015 to be approximately 4.8 years.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment. Independent contractors are responsible for the maintenance of their equipment and are periodically inspected by us for compliance with our operational and safety requirements and those of the DOT. We also gain tractor and trailer capacity through revenue equipment operating leases, post GTI acquisition. As of December 31, 2014, leased tractor equipment was 4.3% and leased trailer equipment was 1.5% of the total operating fleet. We are responsible for the maintenance of the equipment that we lease. We expect to transition away from the use of operating leases on tractor equipment and currently estimate that our operating tractor fleet, with the exception of independent contractors, will be 100% owned by the end of 2015.

The Environmental Protection Agency (“EPA”) implemented engine requirements designed to reduce emissions over a period of time. These requirements have been implemented in multiple phases and required progressively more restrictive emission requirements in 2007 and 2010.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  As of December 31, 2014, 95% of our owned tractor fleet was 2010 or newer model year engine technology.

In addition, in August 2011, the National Highway Traffic Safety Administration (“NHTSA”) and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for tractors. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20% reduction in fuel consumption by 2018. Further, in February 2014 President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for tractors, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by early 2016. We already have some of the 2014 engine technology in our fleet and have experienced increased new tractor prices and additional parts and maintenance costs, which will continue as we upgrade our fleet and could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the United States at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-two terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2014, 2013, and 2012, fuel expense was $219.3 million, $172.3 million, and $169.0 million or 29.7%, 36.7%, and 37.5%, respectively, of our total operating expenses.  Department of Energy (“DOE”) average price of fuel decreased 2.8%, which had a positive impact on our net fuel cost for the year ended December 31, 2014. Additionally, overall fuel efficiency has improved during 2014 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact our operating results.

Competition and Industry

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  We compete with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, qualified drivers, service, and equipment availability.

Over the past year, we have seen improvements in the general economic environment. Increased demand for trucking services and a tightening of capacity has led to an improved trucking environment as well.  We expect demand for our services to continue to improve in 2015. We believe we are well positioned to take advantage of this improved market by providing high-quality service and meeting the equipment needs of targeted shippers. However, strong competition within the industry for the hiring of drivers and independent contractors will continue to challenge us and others in our industry.

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

The primary risks associated with our business include cargo loss and physical damage, personal injury, property damage, and workers’ compensation claims. We self-insure a portion of the exposure related to all of the aforementioned risks. Insurance coverage, including self-insurance retention levels, is evaluated on an annual basis. We actively participate in the settlement of each claim incurred.

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention amounts ranging from $0.5 million to $2.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of these amounts, for any individual claim, are covered by insurance up to $75.0 million. We retain any liability in excess of $75.0 million. We act as a self-insurer for workers’ compensation liability ranging from $0.5 million to $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. In addition, we maintain primary and excess coverage for employee health insurance and catastrophic physical damage coverage is carried to protect against natural disasters. Finally, we act as a self-insurer for any physical damage to our tractors and trailers.

Regulation

We are a common and contract motor carrier regulated by the DOT and various state and local agencies.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Currently, our operating subsidiaries have satisfactory DOT safety ratings, which is the highest available rating under the current safety scale.  A conditional or unsatisfactory DOT safety rating could have an adverse effect on us, as some of our contracts with customers require a satisfactory rating.  Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the “2011 Rule”). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours. The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”). These rule changes became effective on July 1, 2013.

On December 13, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law December 16, 2014. Among other things, the legislation provides relief from the 2011 Restart Restrictions, which essentially reverts back to the more straight forward 34-hour restart that was in effect before the 2011 Rule became effective.

During 2009, the FMCSA introduced its Compliance Safety Accountability Program, (“CSA,”) (formerly Comprehensive Safety Analysis) which is a set of evaluation standards on the safety performance of motor carriers and drivers by which we are currently measured.  CSA enhances the measurement of a motor carrier’s safety performance and adds innovative new tools designed to correct deficiencies.  CSA is designed to impact the behavior of carriers and drivers, industry high-risk carriers and drivers, and apply a wider range of initiatives to reduce high risk behavior.  Through CSA, the FMCSA along with its state partners includes a comprehensive measurement system of all safety-based violations found during roadside inspections and weighing such violations by their relationship to crash risk.  Safety performance information is accumulated to assess the safety performance of both carriers and drivers.  Prior to January 2015, we had not exceeded any of the performance thresholds established by FMCSA's seven CSA categories (unsafe driving, fatigued driving, driver fitness, controlled substances, vehicle maintenance, hazardous materials and crash rating). We monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. One of our subsidiaries has recently exceeded the established intervention threshold in one of the seven safety-related standards of CSA.  Although the subsidiary exceeded the established threshold in one category, the subsidiary maintained an overall satisfactory DOT safety rating. Based on our historical CSA scores we believe this to be an isolated incident and, assuming no further incidents, we expect this subsidiary to be below the intervention threshold in this category after one year.  Based on this unfavorable rating, however, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. Moreover, there can be no assurance that our operating subsidiaries will not exceed CSA intervention thresholds in the future.

The FMCSA also issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs”) in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules were vacated by the Seventh Circuit Court of Appeals in August 2011. In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of EOBRs (now referred to as electronic logging devices, or “ELDs”) by July 2013 with full adoption for all trucking companies no later than July 2015. It is uncertain if this adoption date will be challenged or extended. We believe the ELD mandate, together with the revised hours-of-service rules and other regulations, could result in a reduction in effective trucking capacity to service increased demand. Although we are not currently required to install ELDs in our tractors, we have proactively installed ELDs. Currently, 100% of our over-the-road tractors have ELDs installed including electronic logs. We believe early adoption and implementation of ELDs among our fleet during 2011 has provided cost savings to us by implementing ELDs prior to any final rules by the FMCSA as well as positioning us for future rules mandating the use of ELDs.

In the aftermath of the September 11, 2001 terrorist attacks, the Department of Homeland Security (“DHS”) and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The U.S. Transportation Security Administration (“TSA”) adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or result in trucks sitting idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so. While transporting hazardous materials subjects us to a wide array of regulations, the number of hazardous material shipments we make is insignificant relative to our total number of shipments.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies. These laws and regulations include the management of underground fuel storage tanks, the transportation of hazardous materials, the discharge of pollutants into the air and surface and underground waters, the use of engine idling, and the disposal of hazardous waste.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on our capital expenditures, earnings or competitive position.  In the event we should fail to comply with applicable regulations,we could be subject to substantial fines or penalties and to civil or criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, President Obama signed an executive memorandum directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy tractors. In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractors we utilize. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20% reduction in fuel consumption by 2018. In addition, in February 2014, President Barrack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium- and heavy-duty vehicles, including tractors we utilize, and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016. We believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units (for portions of our tractor fleet that do not currently have them) that do not require the engine to idle, or face a decrease in productivity.

The California Air Resource Board (“CARB”) has adopted emission control regulations which will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers traveling within the state of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new trailers, will continue to increase the cost of any new trailers that we will operate in California, required us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual value of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

As of October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous requirement of $10,000. We are licensed by the FMCSA as a property broker and are in compliance with the financial security requirement. This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market. Such persons may seek agent relationships with companies such as us to avoid this increased cost. If they do not seek out agent relationships, the number of brokers in the industry could decrease.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and other information filed with the Securities and Exchange Commission ("SEC") are available to the public, free of charge, through the “Investors” section on our Internet website, at http://www.heartlandexpress.com.  Information on our website is not incorporated by reference into this Annual Report. You may also access and read our filings with the SEC without charge through the SEC's website at www.sec.gov.

ITEM 1A.    RISK FACTORS

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in "Cautionary Note Regarding Forward-Looking Statements" above. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook. If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, and results of operations could be materially adversely affected and you may lose all or a significant part of your investment.

Our business is subject to general economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand, in transportation markets, such as:

•	recessionary economic conditions and downturns in customers’ business cycles;

•	changes in customers’ inventory levels and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in comparison with shipping demand;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather, strikes or slowdowns affecting ports and other shipping locations or other transportation providers, and railroad congestion; and

•	changes in interest rates.

Conditions that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks of such conditions are as follows:

•	we may experience a reduction in overall freight levels, which may impair our asset utilization;

•
certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

•
customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs and we might be forced to lower our rates or lose freight;

•	we may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads; and

•	the resale value of our equipment may decline, which could negatively impact our earnings and cash flows.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We cannot predict whether, or in what form, any such cost increase or event could occur. Any such cost increase or event could adversely affect our profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates, if at all, and any decrease in revenues or profits may impair our ability to implement our business strategy, which could have a materially adverse effect on our results of operations.

Historically, we have experienced significant and rapid growth in revenue and profits.  There can be no assurance that our business will continue to grow in a similar fashion in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

We have established terminals throughout the United States in order to serve markets in various regions.  These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development and establishing terminals and operations in new markets could require more time, resources or a more substantial financial commitment than anticipated. Should the growth in our regional operations stagnate or decline, the results of our operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a terminal and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth and fewer drivers and non-driver personnel to support the terminal.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations and customer relationships and appropriate freight rates in new markets could be challenging to attain.  These challenges may negatively impact our growth, which could have a materially adverse effect on our ability to execute our business strategy and our results of operations.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our operating revenue is generated from several major customers.  For the year ended December 31, 2014, our top 25 customers, based on operating revenue, accounted for approximately 68% of our operating revenue. We cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future. A reduction in freight volumes or our services or termination of our services by one or more of our major customers, could have a materially adverse effect on our business and operating results. In addition, if any of our major customers experience financial hardship, the demand for our services could decrease, which could negatively affect our operating results.

Indebtedness under our Credit Agreement could have adverse consequences on our future operations.

Prior to the acquisition of GTI, we had not had outstanding indebtedness since the third quarter of 1997. Accordingly, we had not been required to devote any cash flows from operations to debt service payments, and we were not subject to affirmative and negative covenants customarily in a bank debt facility that impose restrictions on the operation of our business. In conjunction with the acquisition of GTI, we entered into a five-year, unsecured credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), in the original amount of $250.0 million. The Credit Agreement includes periodic, permanent reductions in the lending commitment during the term of the facility. As of November 1, 2014, the lending commitment was reduced to $225.0 million. At December 31, 2014, we had $24.6 million outstanding borrowings under the Credit Agreement. As of January 31, 2015, we had no outstanding borrowings under the Credit Agreement. Any indebtedness under the Credit Agreement could have adverse consequences on our future operations, including:

•
resulting in an event of default if we fail to comply with the financial and other covenants contained in the Credit Agreement, which could result in all of our debt thereunder becoming immediately due and payable;

•	reducing the availability of our cash flows to fund organic growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for or reacting to and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

If our cash flows and capital resources are inadequate to service our obligations under the Credit Agreement, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our historical policy of operating late-model revenue equipment requires us to invest significant amounts annually to maintain a newer average age for our fleet of revenue equipment.  We expect to pay for projected capital expenditures with cash flows from operations, proceeds from sales of equipment being replaced, and perhaps with proceeds of borrowings.  If we are unable to generate sufficient cash from operations, or proceeds from sales of equipment being replaced, or utilize borrowing capacity on our Credit Agreement, we would need to seek alternative sources of capital, including additional financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain additional financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment and decreased demand and value of used equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors. Prices may increase due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers and diesel engines and (iii) the pricing discretion of equipment manufacturers. In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require reductions in exhaust emissions from diesel engines manufactured in or after 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. In recent periods, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market. During periods of lower used equipment values, we may generate lower gains on sale, which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction.

If diesel fuel prices increase significantly, our results of operations could be adversely affected.

Our operations are dependent upon diesel fuel. Prices and availability of petroleum products are subject to political, economic, weather-related, geographic and market factors that are outside our control and each of which may lead to fluctuations in the cost of fuel.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows. In addition, the terms of each customer's fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Our results of operations and cash flows would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.

Difficulty in attracting and retaining drivers, including independent contractors, may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Competition for drivers, which has been historically intense, may increase even more as the overall demand for freight services increases with improvements in economic conditions. We have seen evidence that CSA and stricter hours-of-service (“HOS”) regulations adopted by the United States DOT in July 2013 have tightened, and may continue to tighten, the market for eligible drivers. If a shortage of drivers were to occur, or if we were unable to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, or adjust our driver compensation package or independent contractor compensation, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates. In addition, our independent contractors are responsible for paying for their own equipment, fuel and other operating costs. Significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.

If our independent contractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.
Tax and other regulatory authorities have in the past sought to assert that independent contractors in the trucking industry are employees rather than independent contractors. Members of Congress have frequently proposed federal legislation that would make it easier to reclassify independent contractors as employees and impose increased recordkeeping and compliance obligations on businesses that use independent contractors. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Further, class actions and other lawsuits have been filed in our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractors’ status. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing and HOS. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' HOS, ergonomics, ELDs, collective bargaining, security at ports, and other matters affecting safety or operating methods.

In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of ELDs by July 2013 with full adoption for all trucking companies no later than July 2015. In March 2014, the FMCSA announced a Supplemental Notice of Proposed Rulemaking to mandate ELDs. The effective date and publication date in the Federal Register were not announced. The rule will go into effect two years after the final rule is issued. It is uncertain if this adoption date will be challenged or extended. We believe the ELD mandate, together with the revised HOS rules and other regulations, could result in a reduction in effective trucking capacity to service increased demand. Although we are not currently required to install ELDs in our tractors, we have proactively installed ELDs. Since December 31, 2011, 100% of our over-the-road tractors have had ELDs installed including electronic logs. Such installation could cause an increase in driver turn-over, information that can be used in litigation, cost increases, and decreased asset utilization.

Federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The TSA has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units (for portions of our tractor fleet that do not currently have them) that do not require the engine to idle, or face a decrease in productivity.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations. The Regulation section in Item 1 of this Annual Report discusses several proposed, pending, and final regulations that could significantly impact our business and operations.

Safety-related evaluations and rankings under CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, including impacting our number of unmanned trucks, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation cost. One of our subsidiaries has recently exceeded the established intervention threshold in one of the seven safety-related standards of CSA.  Based on this unfavorable rating, we may be prioritized for an intervention action or roadside inspection. In addition, from time to time we could further exceed the FMCSA's established intervention thresholds under certain categories, which could also cause our drivers to be prioritized for intervention action or roadside inspection by regulatory authorities. Such action or inspection could adversely affect our results of operations and we may incur greater than expected expenses in our attempts to improve our scores.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, waste oil, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial facilities are located and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others.  We also maintain bulk waste oil or fuel storage and fuel islands at the majority of our facilities.  If (i) we are involved in a spill or other accident involving hazardous substances, (ii) there are releases of hazardous substances we transport, (iii) soil or groundwater contamination is found at our facilities or results from our operations or (iv) we are found to be in violation of or fail to comply with applicable environmental laws or regulations, then we could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA. In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractors we utilize. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20% reduction in fuel consumption by 2018. In addition, President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium and heavy-duty vehicles, including tractors, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016. Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We are exposed to risks related to our acquisition of GTI and we may not be able to achieve the benefits we expected at the time of the acquisition. Any failure to implement our business strategy with respect to the GTI acquisition could negatively impact our business, financial condition and results of operations.

We have partially completed the integration of GTI’s business into our own. However, additional activities, remain to be completed, and many of these activities involve third parties, including customers, drivers, and suppliers, whose actions are out of our control. We have not yet achieved, and may never achieve, the full benefit of the revenue enhancements and cost savings we expected at the time of the acquisition. In addition, even if we achieve the expected benefits, we may be unable to achieve them within the anticipated time frame. Also, the cost savings and other benefits may be offset by unexpected costs incurred in integrating GTI, increases in other expenses, or problems in the business unrelated to the GTI acquisition. If the integration is not successful, or if we fail to implement our business strategy with respect to the acquisition, we may be unable to achieve expected results and our business, financial condition and results of operations may be materially and adversely affected.

Specific risks associated with the remaining integration include the following:

•	the potential loss of customers, employees, suppliers, other business partners or independent contractors;

•
failure to effectively consolidate functional areas, which may be impeded by inconsistencies in, or conflicts between, standards, controls, procedures, policies, business cultures and compensation structures;

•	potential future impairment charges, write-offs, write-downs or restructuring charges that could adversely affect our results of operations;

•	significant deficiencies or material weaknesses in internal controls over financial reporting;

•
increased tax liability or other tax risk if future earnings are less than anticipated, there is a change in the deductibility of items, or we are unable realize the benefits of a special tax election referred to as a “Section 338(h)(10) election”;

•
exposure to unknown liabilities or other obligations of GTI, which may include matters relating to employment, labor and employee benefits, litigation, accident claims and environmental issues, and which may affect our ability to comply with applicable laws;

•	the ongoing integration and management of technologies and services of the two companies, including the consolidation and integration of information systems;

•	the coordination of resources across broad geographical areas;

•
the loss of truck drivers of GTI or our historical operations due to differences in pay, policies, business culture, branding, or other factors, or an increase in costs of recruiting and retaining truck drivers; and

•	the challenges of moving toward a single brand and market identity.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any additional acquisitions we undertake could involve the dilutive issuance of equity securities, incurring indebtedness and/or incurring large one-time expenses.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business, which would have a materially adverse effect on our business, financial condition, and results of operations.

If we are unable to retain our key employees or find, develop and retain terminal managers, our business, financial condition and results of operations could be adversely affected.

We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a short-term, negative impact on our operations and profitability.  We currently do not have employment agreements with any of our key employees or executive officers, and the loss of any of their services could negatively impact our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to develop and retain a core group of managers could have a materially adverse effect on our business.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather, which creates higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile. Weather and other seasonal events could adversely affect our operating results.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

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

We maintain insurance with licensed insurance carriers for the amounts in excess of our self-insured portion.  It is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues.  Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. If these expenses increase, or if we experience a claim in excess of our coverage limits, we experience a claim for which coverage is not provided or we experience a claim that is covered and our insurance company fails to perform, results of our operations and financial condition could be materially and adversely affected.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure including our communications with our fleet of revenue equipment.  We currently use a centralized computer network and regular communication to achieve system-wide load coordination.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching drivers and equipment, and billing and collecting for our services. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites and other events beyond our control. If any of our critical systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services and prepare financial statements accurately or in a timely manner.  Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 49% of our common stock. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could allow the Gerdin family to prevent or could discourage or delay a change of control, which other stockholders may favor.  Further, our bylaws have been amended to “opt out” of the Nevada control share statute. Accordingly, an acquisition of more than a majority of our common stock by the Gerdin family will not result in certain shares in excess of a majority losing their voting rights and may enhance the Gerdin family's ability to exercise control over decisions affecting us. The interests of the Gerdin family may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

Efforts by labor unions could divert management's attention and could have a materially adverse effect on our operating results.

Any attempt to organize by our employees could result in increased legal and other associated costs. In addition, if an attempted organizing effort were successful and we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80.  The headquarters is located on 40 acres of land along the Cedar Rapids/Iowa City business corridor and includes a 65,000 square foot office building and a 32,600 square foot shop and maintenance building.

The following table provides information regarding our terminal facilities:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Oregon	Yes	Yes	Yes	Leased
Atlanta, Georgia	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Leased
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Clackamas, Oregon	Yes	Yes	No	Leased
Columbus, Ohio	Yes	Yes	Yes	Owned
Denver, Colorado	No	Yes	No	Leased
Green Bay, Wisconsin	Yes	No	No	Leased
Indianapolis, Indiana (1)	Yes	Yes	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Leased
North Liberty, Iowa (2)	Yes	Yes	Yes	Owned
O’Fallon, Missouri	No	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Pacific, Washington	Yes	Yes	Yes	Leased
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Leased
Rancho Cucamonga, California	Yes	Yes	Yes	Leased
Seagoville, Texas	Yes	Yes	Yes	Owned
(1) This location includes a land lease for a location that is separate from the terminal location.
(2) Corporation headquarters.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury, property damage, cargo, and workers’ compensation incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for our common stock as reported by The NASDAQ Global Select Market and our Company’s dividends declared per common share from January 1, 2013 to December 31, 2014.

Period	High	Low	Dividends declared per Common Share
Calendar Year 2014
1st Quarter	$23.05	$19.41	$0.02
2nd Quarter	23.53	19.96	0.02
3rd Quarter	25.07	21.10	0.02
4th Quarter	27.96	22.30	0.02
Calendar Year 2013
1st Quarter	$14.21	$12.98	$0.02
2nd Quarter	14.58	12.99	0.02
3rd Quarter	15.09	13.80	0.02
4th Quarter	19.74	13.74	0.02

On February 26, 2015, the last reported sale price of our common stock on The NASDAQ Global Select Market was $25.50 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 26, 2015, we had 215 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, we announced the implementation of a quarterly cash dividend program. We have declared and paid quarterly dividends for the past forty-six consecutive quarters.  During 2014 and 2013, we declared quarterly dividends as detailed below.

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.8	$1.8

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.7	$1.8

We currently intend to continue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012 to increase the remaining number of authorized shares for repurchase to 5 million. Approximately 3.2 million shares remained authorized for repurchase under the program as of December 31, 2014 and the program has no expiration date. There were no shares repurchased in the open market during the years ended December 31, 2014 and 2013 and 1.8 million shares repurchased during 2012. Shares repurchased during 2012 were accounted for as treasury stock. Shares purchased under the program prior to 2012 were retired. We have omitted tabular disclosure of share repurchases given that, during the relevant periods, no repurchases were made and the number of shares authorized for repurchase remained the same at approximately 3.2 million. Thus, additional tabular disclosure would be immaterial.

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

Stock-based Compensation

In July, 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “Plan”) was ratified. The Plan authorized the issuance of up to 0.9 million shares and is administered by the Compensation Committee of our Board of Directors (the “Committee”). In accordance with and subject to the provisions of the Plan, the Committee has the authority to determine all provisions of awards of restricted stock, including, without limitation, the employees who will receive awards, the number of shares awarded to individual employees, the time or times when awards will be granted, restrictions and other conditions (including, for example, the lapse of time) to which the vesting of awards may be subject, and other terms and conditions and form of agreement to be entered into by us and employees subject to awards of restricted stock. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of our stockholders.

The following table summarizes, as of December 31, 2014, information about compensation plans under which our equity securities are authorized for issuance:

	Number of Securities to be Issued upon Expiration of Vesting Requirements	Weighted Average Stock Price on Date of Grant	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	183,066	$15.22	502,686

The following table summarizes our restricted stock award activity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

	2014
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

	2013
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	17.28
Vested	(75.3)	14.04
Forfeited	(13.0)	13.57
Outstanding (unvested) at end of year	211.5	$13.81

	2012
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351.0	$13.57
Granted	—	—
Vested	(70.2)	13.57
Forfeited	(4.0)	13.57
Outstanding (unvested) at end of year	276.8	$13.57

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2014	2013 (4)	2012	2011	2010
Statements of Income Data:
Operating revenue	$871,355	$582,257	$545,745	$528,623	$499,516
Operating expenses:
Salaries, wages, and benefits	278,126	178,736	167,073	166,717	167,980
Rent and purchased transportation	51,950	12,808	6,273	7,527	9,460
Fuel	219,261	172,315	168,981	161,915	126,477
Operations and maintenance	39,052	22,345	25,282	20,938	17,086
Operating taxes and licenses	20,370	10,516	8,694	9,225	8,480
Insurance and claims	17,946	14,888	14,906	13,142	12,526
Communications and utilities	6,494	3,552	2,953	2,957	3,187
Depreciation and amortization (1)	108,566	68,908	57,158	57,226	61,949
Other operating expenses	31,266	19,157	14,633	14,552	14,239
Gain on disposal of property and equipment	(33,544)	(33,270)	(15,109)	(32,133)	(13,317)
	739,487	469,955	450,844	422,066	408,067
Operating income (1)	131,868	112,302	94,901	106,557	91,449
Interest income	195	462	674	773	1,424
Interest expense	(446)	(208)	—	—	—
Income before income taxes (1)	131,617	112,556	95,575	107,330	92,873
Federal and state income taxes	46,783	41,974	34,034	37,398	30,657
Net income (1)	$84,834	$70,582	$61,541	$69,932	$62,216
Weighted average shares outstanding (5)
Basic	87,748	85,209	85,892	89,656	90,689
Diluted	87,923	85,441	86,201	89,673	90,689
Earnings per share (1)
Basic	$0.97	$0.83	$0.72	$0.78	$0.69
Diluted	$0.96	$0.83	$0.71	$0.78	$0.69
Dividends declared per share (2)	$0.08	$0.08	$1.08	$0.08	$1.08
Balance Sheet data:
Net working capital	$81,944	$55,732	$146,070	$167,772	$144,886
Total assets	759,994	724,841	467,737	525,666	506,035
Long-term debt (3)	24,600	75,000	—	—	—
Stockholders' equity (2)	476,587	397,653	290,364	340,771	334,187

(1)
Effective July 1, 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance from the 150% declining balance method because a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life.

(2)
During 2010 and 2012 we paid special dividends of $1.00 per share, which were in addition to regular quarterly dividends declared. These special dividends totaled $90.7 million in 2010 and $85.0 million in 2012.

(3)
During 2013 we entered into an unsecured reducing line of credit agreement. Maximum borrowing capacity as of December 31, 2014 was $225.0 million. As of December 31, 2014, we had $24.6 million of outstanding borrowings and, based on outstanding borrowings and letters of credit, we had available borrowing capacity of $196.0 million under such line of credit. As of January 31, 2015, we had no outstanding borrowings on our line of credit and based on outstanding letters of credit, we had available borrowing capacity of $220.6 million under such line of credit.

(4)
We acquired 100% of the outstanding stock of GTI in November 2013. Therefore, our operating results for the year ended December 31, 2013, include the operating results of GTI for only the period of November 11, 2013, to December 31, 2013.

(5)	The difference between basic and diluted weighted average shares outstanding is due to the effect of unvested restricted stock granted under the 2011 Restricted Stock Award Plan.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This section contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected driver compensation, expected independent contractor usage, planned allocation of capital, future equipment costs, future fuel expense and the future effectiveness of fuel surcharge programs and price hedges, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We are a short-to-medium haul truckload carrier of general commodities with corporate headquarters in North Liberty, Iowa. We provide nationwide transportation services to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. We offer primarily asset-based transportation services in the dry van truckload market and also offer temperature-controlled transportation services and non asset-based freight brokerage services although such temperature-controlled and non asset-based services are not material sources of revenue. We provide these transportation services using predominately company-owned and leased revenue equipment. We also obtain additional capacity through the use of independent contractor tractors, although this source of capacity is not significant to our overall operations.  We generally earn revenue based on the number of miles per load delivered.  We believe the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety is predicated on the availability of late-model equipment and experienced drivers.  Management believes that our service standards, safety record, and equipment availability have made us a core carrier for many of our major customers.

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  During 2014, the demand for freight services generally outpaced industry capacity. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that increasingly reduce drivers' availability. Industry regulations, including the thirty minute break within the first eight hours of driving requirement that became effective July 1, 2013, have and will continue to reduce driver utilization compared to previous periods. We cannot predict how future regulations will impact driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, but also a general industry trend toward increased driver wages to attract and retain qualified drivers. The revenue trends are consistent with what we have experienced in non-committed business in the spot markets. We cannot currently predict how long this trend will continue.

Competition for drivers, which has historically been intense, has recently escalated due to higher demand for freight services and decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our driver pay package effective November 1, 2014, raising driver compensation, on average, by approximately 10%. Our new driver pay package includes future pay increases based on years of continued service to us, increased rates for accident-free miles of operation. Additionally, we improved detention pay to assist drivers to offset unproductive detention time effective January 1, 2015. We believe this compensation increase solidified our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks which are critical to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses, at approximately 25.2% of operating revenues at December 31, 2014, is our highest cost after salaries, wages and benefits to our drivers and other employees. According to the DOE, average diesel fuel prices have increased each year during the periods 2009 through 2012 and have been relatively flat to declining in 2013 and declining throughout 2014 and into 2015. Average DOE diesel fuel prices for 2009 through 2014 were, $2.47, $3.00, $3.85, $3.97, $3.92, and $3.81 respectively. The average price per gallon in 2015, through February 23, 2015 is $2.90. Although the average price per gallon in 2015 is the lowest it has been since 2010, we currently anticipate that fuel prices will increase throughout 2015. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors.  We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. At December 31, 2014, 97% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At December 31, 2014, our tractor fleet had an average age of 2.0 years and our trailer fleet had an average age of 4.4 years.

We continue to focus on growing organically by providing quality service to targeted customers with a high density of freight in our regional operating areas. In addition to the development of our regional operating areas, we have made six acquisitions since 1987.  Future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended 2014 with operating revenues of $871.4 million, including fuel surcharges, net income of $84.8 million, and basic net income per share of $0.97 on basic weighted average outstanding shares of 87.7 million compared to operating revenues of $582.3 million, including fuel surcharges, net income of $70.6 million, and basic net income per share of $0.83 on basic weighted average shares of 85.2 million in 2013. We posted an 84.9% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2014, compared to 80.7% for the same period of 2013, and a 9.7% net margin

(which represents net income as a percentage of operating revenues) for 2014, compared to 12.1% in same period of 2013. We had total assets of $760.0 million at December 31, 2014. We achieved a return on assets of 11.4% and a return on equity of 19.1% over the year ended December 31, 2014, compared to 12.4% and 20.5%, respectively, for 2013.

Our cash flow from operating activities for the twelve months ended December 31, 2014 of $172.5 million was 19.8% of operating revenues, compared to $111.2 million and 19.1% in 2013.  During 2014, we used $115.5 million in net investing cash flows, of which $113.7 million was used in net purchases of revenue equipment and $3.0 million was the result of finalized acquisition activity, during the first quarter of 2014. We used $57.4 million in financing activities, of which $50.4 million was net debt repayments related to the GTI acquisition and $7.0 million was used to pay dividends to our shareholders during 2014. As a result, our cash and cash equivalents decreased $0.5 million during the year ended December 31, 2014 compared to 2013.  We ended 2014 with cash and cash equivalents of $17.3 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	31.9%	30.7%	30.6%
Rent and purchased transportation	6.0	2.2	1.1
Fuel	25.2	29.6	31.0
Operations and maintenance	4.5	3.8	4.6
Operating taxes and licenses	2.3	1.8	1.6
Insurance and claims	2.1	2.6	2.7
Communications and utilities	0.7	0.6	0.5
Depreciation and amortization	12.5	11.8	10.5
Other operating expenses	3.6	3.3	2.7
Gain on disposal of property and equipment	(3.8)	(5.7)	(2.8)
	84.9%	80.7%	82.6%
Operating income	15.1%	19.3%	17.4%
Interest income	0.0%	0.0%	0.1%
Interest expense	0.0%	0.0%	0.0%
Income before income taxes	15.1%	19.3%	17.5%
Income taxes	5.4	7.2	6.2
Net income	9.7%	12.1%	11.3%

Year Ended December 31, 2014 Compared With the Year Ended December 31, 2013

We acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore our operating results for year ended December 31, 2014 include the operating results of GTI for the full year, while our operating results for the year ended December 31, 2013 include the operating results of GTI only for the period of November, 11, 2013 to December 31, 2013. GTI's operations in 2014 impacted operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, operating and maintenance expense, and depreciation and amortization compared to 2013, as further explained below. Per authoritative guidance on segment reporting, we have included GTI's operating results in our single segment. See Note 1 of the consolidated financial statements for additional information on segment reporting.

Operating revenue increased $289.1 million (49.7%), to $871.4 million for the year ended December 31, 2014 from $582.3 million for the year ended December 31, 2013.  The increase in revenue was the result of an increase in trucking revenues of $237.1 million (51.1%) and a $52.0 million (43.9%) increase in fuel surcharge revenue from $118.4 million in 2013 to $170.4 million in 2014. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue increase was the result of a 44.7% increase in loaded miles due to an increase in drivers, primarily driven by the GTI acquisition, combined with an increase in the rate per loaded mile compared to 2013. We expect revenue to be positively impacted through increases in rate per loaded mile due to current market conditions, including a lack of qualified drivers in the industry, and continued integration of legacy GTI freight to our pricing model.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of increased loaded miles during 2014 compared to 2013, offset by a 2.8% decrease in the average DOE diesel fuel prices during 2014 compared to 2013, as reported by the DOE.

Salaries, wages, and benefits increased $99.4 million (55.6%), to $278.1 million for the year ended December 31, 2014 from $178.7 million in the 2013 period.  Salaries, wages, and benefits increased $56.9 million (44.9%) due to an increase in driver wages, which was attributable to increases in driver miles directly related to the GTI acquisition, as discussed above, and an increase in our driver compensation toward the end of 2014, offset by a decrease in the number of driver employees. We currently expect that our expenses relating to driver wages, as a percentage of operating revenues, will increase in 2015 as compared to 2014, with or without changes in driver miles, due to increases in average driver wages paid per mile implemented in late 2014. The increases in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry. Another $20.4 million (86.1%) of the increase in salaries, wages, and benefits was due to non-driver wages, which was directly attributable to a 119% increase in the average number of non-driver employees period over period, primarily as a result of the GTI acquisition. Salaries, wages and benefits increased $10.7 million due to health insurance expense, $6.7 million increase due to increased payroll taxes, associated with the increase in driver and non-driver wages, and $4.5 million due to increased workers’ compensation claims. Health insurance and workers compensation expense also increased slightly, mainly due to an increase in the number of covered participants resulting from additional employees gained from the GTI acquisition, and an associated increase in the amount of claims.

Rent and purchased transportation increased $39.1 million (305.6%), to $52.0 million for the year ended December 31, 2014 from $12.8 million in the comparable period of 2013.  The increase was attributable to an increase in amounts paid to third party carriers on brokered loads of $16.7 million, an increase in amounts paid to independent contractors of $11.6 million, an increase in amounts paid for operating leases of revenue equipment of $7.0 million, and an increase in leased property expense of $4.0 million. The increases in third party broker expense, operating leases of revenue equipment, and leased property expense were due to the fact we did not incur these types of expenses prior to the GTI acquisition. The increase in amounts paid to independent contractors was due to an increase in the miles driven by independent contractors during 2014 as compared to 2013. During the year ended December 31, 2014, independent contractors accounted for 3.6% of the total fleet miles compared to 1.7% for the same period of 2013.

Fuel increased $46.9 million (27.2%), to $219.3 million for the year ended December 31, 2014 from $172.3 million for the same period of 2013. The increase was primarily the result of increased miles, offset by cost savings attributable to decreased fuel prices, increased fuel economy on our tractor fleet, and operational efficiencies. Fuel cost per mile, net of fuel surcharge, decreased 31.5% in 2014 compared to 2013, due in part to a 2.8% decrease in the average diesel price per gallon as reported by the DOE.  Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharge revenues as a percentage of fuel costs due to prices in effect at fuel purchase compared to revenues collected, idle management controls, and a reduction of non-revenue miles as a result of improved network efficiencies. Although the average price per gallon in 2015 is the lowest it has been since 2010, we currently anticipate that fuel prices will increase throughout 2015.

Depreciation and amortization increased $39.7 million (57.6%), to $108.6 million during the year ended December 31, 2014 from $68.9 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units (tractors and trailers) being depreciated. Tractor depreciation increased $26.8 million, giving effect to the change in depreciation method for tractors further discussed below, on a 42.9% increase in the number of tractor units depreciated during the year ended December 31, 2014, compared to the same period of 2013. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years.  Effective July 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance method from the 150% declining balance method because a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million during the year ended December 31, 2014 compared to the same period of 2013. Compared to 2013, trailer depreciation increased $9.4 million on an 61.5% increase in the number of trailer units depreciated during the year ended December 31, 2014. Increases in all other depreciation and amortization totaled $3.6 million, mainly related to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities. We currently expect this cost to increase in 2015 as we upgrade our tractor and trailer fleets and discontinue use of leases for revenue equipment.

Operating and maintenance expense increased $16.7 million (74.8%), to $39.1 million during the year ended December 31, 2014, from $22.3 million in the same period of 2013. Operating and maintenance costs increased mainly due to an increase in the number of revenue equipment units in the fleet period over period as discussed above. There were additional increases due to costs associated with preparing equipment for sale as we continue to upgrade our tractor and trailer fleets. We expect these costs to fluctuate in 2015 based on revenue equipment trading activity and overall fleet reliability.

Operating taxes and licenses expense increased $9.9 million (93.7%), to $20.4 million during the year ended December 31, 2014 from $10.5 million in 2013, due to an increase in the number of revenue equipment units (tractors and trailers) being licensed and fuel taxes due to additional fuel purchases and an increase in miles driven. Insurance and claims expense increased $3.1 million (20.5%), to $17.9 million during the year ended December 31, 2014 from $14.9 million in 2013, due to increased severity and frequency of claims offset by an actuarial adjustment to reduce the overall reserve for expected future payments. Other operating expenses increased $12.1 million (63.2%), to $31.3 million, during the year ended December 31, 2014 from $19.2 million in 2013, due to an increase in miles driven.

Gains on the disposal of property and equipment increased $0.3 million (0.8%), to $33.5 million during the year ended December 31, 2014, from $33.3 million in the same period of 2013.  The increase was mainly the combined effect of a decrease in gains on sales of tractor equipment of $2.6 million and an increase in gains on trailer equipment sales of $3.1 million. The decrease in gains on tractor sales was the net effect of selling 11% more tractors during 2014, offset by lower gains per unit as certain units sold were GTI units that were adjusted to market value at the time of the GTI acquisition. The increase in gains on trailer sales was due to a 137% increase in the number of units sold with an offsetting gain per unit decrease of 41%, due to certain units being GTI units that were adjusted to market value at the time of the GTI acquisition. We currently anticipate tractor and trailer equipment sale activity during 2015 to increase from 2014 levels, although total gains are expected to be generally lower due to lower gains per unit.

Interest expense increased $0.2 million, to $0.4 million in the year ended December 31, 2014 due to our outstanding borrowings, on our line of credit during 2014, which were directly attributable to the GTI acquisition.

Our effective tax rate was 35.5% and 37.3% for years ended December 31, 2014 and 2013, respectively.  The decrease in the effective tax rate for 2014 is primarily attributable to an increase in favorable income tax expense adjustments resulting from the roll off of certain state tax contingencies and a provision to return adjustment.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 84.9% during the year ended December 31, 2014, compared to 80.7% during the year ended December 31, 2013.  Net income increased $14.3 million (20.2%), to $84.8 million for the year ended December 31, 2014, from $70.6 million during the 2013 period as a result of the net effects discussed above.

Year Ended December 31, 2013 Compared With the Year Ended December 31, 2012

Our operating results for the year ended December 31, 2013 includes the operating results of GTI for only the period of November, 11, 2013 to December 31, 2013. GTI's operations for this fifty-one day period impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, and depreciation and amortization in 2013 compared to 2012, as further explained below.

Operating revenue increased $36.5 million (6.7%), to $582.3 million for the year ended December 31, 2013, from $545.7 million for the year ended December 31, 2012.  The increase in revenue was the result of a $30.5 million (7.0%) increase in trucking and other revenues, and a $6.0 million (5.4%) increase in fuel surcharge revenue from $112.4 million in 2012 to $118.4 million in 2013. Fuel surcharge revenues increased primarily as a result of increased miles during 2013 compared to 2012 offset by a 1.2% decrease in average diesel fuel prices during the year ended December 31, 2013 compared to the same period of 2012, as reported by the DOE. Trucking and other revenues increased mainly as a result of an increase in loaded miles.

Salaries, wages, and benefits increased $11.7 million (7.0%), to $178.7 million for the year ended December 31, 2013 from $167.1 million in the 2012 period.  Salaries, wages, and benefits increased $6.3 million (5.3,%) due to an increase in driver wages, $3.8 million (18.9%) due to an increase in office and shop wages, $0.9 million due to health insurance expense, and $0.8 million due to payroll taxes associated with the increase in driver and office and shop wages. The increase in driver wages was attributable to an increase in miles driven, and the office and shop wages increase was directly attributable to an increase in the number of employees. Health insurance increased due to an increase in the number of covered participants, as a result of the increase in the number of employees.

Rent and purchased transportation increased $6.5 million (104.2%), to $12.8 million for the year ended December 31, 2013, from $6.3 million in the 2012 period.  The increase was attributable to an increase in amounts paid for operating leases of revenue equipment of $1.3 million, an increase in amounts paid to third party carriers on brokered loads of $3.2 million, an increase in amounts paid to independent contractors, of $1.0 million, and an increase in leased property expense of $0.8 million. The increases in operating leases of revenue equipment, third party broker expense and leased property expense were due to the fact that we did not incur these types of expenses prior to the GTI acquisition. The increase in independent contractors was due to an increase in the miles driven by independent contractors during 2013 as compared to 2012.

Fuel increased $3.3 million (2.0%), to $172.3 million for the year ended December 31, 2013, from $169.0 million for the same period of 2012. Fuel expense increased $8.4 million primarily as the result of increased miles, which was offset by cost savings of $5.1 million due to decreased fuel prices. Fuel cost per mile, net of fuel surcharge, decreased 9.9% in 2013 compared to 2012, partly as the result of a 1.2% decrease in the average diesel price per gallon in 2013 as reported by the DOE.  Other factors that contributed to the decrease in fuel cost per mile, net of fuel surcharge included increased fuel economy due to newer, more fuel efficient, revenue equipment, increases in fuel surcharge revenues, idle management controls, and a slight reduction of out of route miles.

Depreciation and amortization increased $11.8 million (20.6%), to $68.9 million during the year ended December 31, 2013, from $57.2 million in the same period of 2012.  The increase is mainly attributable to an increase in the number of revenue equipment units being depreciated. Tractor depreciation increased $8.1 million, giving effect to the change in depreciation method for tractors further discussed below, on a 48.7% increase in the number of tractor units depreciated during the year ended December 31, 2013. Trailer depreciation increased $3.1 million on a 100% increase in the number of trailer units depreciated during the year ended December 31, 2013. The increase in the number of tractors and trailers was primarily a result of the GTI acquisition. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years.  Effective July, 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance method from the 150% declining balance method because a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $4.4 million during the year ended December 31, 2013. Increases in all other depreciation and amortization totaled $0.7 million, which was mainly related to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities.

Operating and maintenance expense decreased $2.9 million (11.6%), to $22.3 million during the year ended December 31, 2013, from $25.3 million in the 2012 period mainly due to decreased revenue equipment parts and maintenance costs primarily attributable to reduced tire costs.

Gains on the disposal of property and equipment increased $18.2 million (120.2%), to $33.3 million during the year ended December 31, 2013, from $15.1 million in the 2012 period.  The increase was mainly the combined effect of increases in gains on sales of tractor equipment of $17.1 million and an increase in gains on trailer equipment sales of $1.0 million. The increase in gains on tractor sales was largely due to selling approximately five times more tractors during 2013 compared to 2012. The increase in gains on trailer sales was due to a 24.7% decline in the number of trailer units sold offset by an increase in the gains per unit sold during 2013 compared to 2012.

Interest expense increased $0.2 million, to $0.2 million in the year ended December 31, 2013, due to borrowings under our credit facility in 2013, which were directly attributable to the GTI acquisition in November, 2013.

Our effective tax rate was 37.3% and 35.6% for year ended December 31, 2013 and 2012, respectively.  The increase in the effective tax rate for 2013 was primarily attributable to a decrease in favorable income tax expense adjustments during 2013 compared to 2012 as a result of the roll off of certain state tax contingencies.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 80.7% during the year ended December 31, 2013 compared to 82.6% during the year ended December 31, 2012.  Net income increased $9.0 million (14.7%), to $70.6 million for the year ended December 31, 2013 from $61.5 million during the compared 2012 period as a result of the net effects discussed above.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and compensation paid to drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have resulted in higher tractor prices.  We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts.  We also continue to update our fleet with more fuel-efficient, EPA emission-compliant late-model engines which are more expensive than tractors that were previously purchased with engines meeting 2010 EPA requirements. General improvement of economic conditions and the imbalance of industry supply and demand for freight services in recent years have allowed certain rate increases, although the rate increases received have significantly lagged the increases in depreciation expense per year due to increased prices paid for new revenue equipment over the same period.

In addition to inflation, significant fluctuations in fuel prices can adversely affect our operating results and profitability.  We have attempted to limit the effects of increases in fuel prices through certain cost control efforts and our fuel surcharge program.  We impose fuel surcharges on substantially all accounts. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect us from short-term fuel price increases and also may prevent us from receiving the full benefit of any fuel price decreases.  Additionally, we are not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, prior to the GTI acquisition, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity prior to the GTI acquisition in 2013 was cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance the GTI acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2014 remains cash flow generated from operating activities, although we maintain our line of credit to provide assistance with additional cash requirements to fund capital expenditures. During 2014, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment as well as reduce the outstanding balance on our line of credit to $24.6 million at year end. In January 2015, we fully repaid borrowings on our line of credit and currently have no outstanding borrowings.

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of the GTI acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $225.0 million on November 1, 2014 and will further decrease to $200.0 million on November 1, 2015, and to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, subject to the ability of Heartland Express, Inc. of Iowa (the “Borrower”) to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate for amounts borrowed and outstanding at December 31, 2014 was 0.787%. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due quarterly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at December 31, 2014.

Operating cash flow for 2014 was $172.5 million compared to $111.2 million during the same period of 2013.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, stock-based compensation, loss on sale of investments and gains on disposal of equipment) being approximately $82.5 million higher during 2014 compared to 2013, offset by a decrease in cash flow generated by operating assets and liabilities of approximately $21.3 million.  The net decrease in cash provided by operating assets and liabilities was mainly attributable to a decrease in accounts payable and other accrued expenses, primarily due to timing of revenue equipment payments. Additionally, decreases in self-insurance reserves and an increase in our income tax receivable position at the end of 2014 had an unfavorable impact on operating cash flows. Cash flows from operating activities during 2013 was $111.2 million compared to $102.2 million during the same period of 2012.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, stock-based compensation, loss on sale of investments and gains on disposal of equipment) being approximately $17.7 million higher during 2013 compared to 2012 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $8.7 million. Cash flow from operating activities was 19.8% of operating revenues for the year ended December 31, 2014, compared to 19.1% and 18.7%, respectively, for the same periods of 2013 and 2012.

Cash flows used in investing activities was $115.5 million during 2014, a decrease in cash used of $18.0 million compared to cash flows used in investing activities of $133.5 million during 2013.  The decrease in cash used in investing activities was mainly the result of a $107.9 million decrease in amounts paid for acquisition activity, offset by increases in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $70.8 million and a decrease in calls of investments in auction rate security investments of $21.1 million compared to 2013. Cash flows used in investing activities was $133.5 million during 2013 compared to cash flows used in investing activities of $6.0 million during 2012 or an increase in cash used of $127.5 million.  The increase in cash used in investing activities was mainly the result of the acquisition of GTI using $110.9 million and an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $5.3 million. These increases in cash used for the GTI acquisition and net capital expenditures was offset by a decrease in calls of investments in auction rate security investments of $11.3 million to $21.1 million compared to 2012. We currently anticipate net capital expenditures to be approximately $107 million to $117 million for 2015, most of which relates to upgrading our tractor and trailer fleet throughout 2015. Although, we expect to sell trailers during 2015 to partially offset the price of new trailers, there are no guaranteed commitments from third parties to buy trailers during 2015, and therefore these estimated trailer proceeds have not been used to reduce our estimated net capital expenditures for 2015.

Cash flows used in financing activities decreased $22.4 million in 2014 compared to 2013. During 2014, we had borrowings of $19.1 million and repayments of $69.5 million, resulting in net repayments of $50.4 million on the Credit Agreement during 2014 compared to $75.0 million net borrowings of debt mainly used to refinance acquired debt during 2013. In addition, we declared and paid $7.0 million of dividends to our shareholders in 2014 compared to $6.9 million in 2013. Cash flows used in financing activities decreased $36.3 million in 2013 compared to 2012. During 2012 the Company paid a special dividend of $85.0 million, had no borrowings, and paid $24.2 million for repurchase of our common stock.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012 to increase the remaining number of authorized shares for repurchase to 5 million. Approximately 3.2 million shares remained authorized for repurchase under the program as of December 31, 2014 and the program has no expiration date. There were no shares repurchased in the open market during the years ended December 31, 2014 and 2013 and 1.8 million shares repurchased during 2012. Shares repurchased during 2012 were accounted for as treasury stock. Shares purchased under the program prior to 2012 were retired. Repurchases will continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $23.7 million in 2014, which was $14.4 million lower than income taxes paid during 2013 of $38.1 million and lower than the $42.8 million paid in 2012.  The decrease was mainly due to a decrease in taxable income driven by higher tax depreciation on revenue equipment purchases. The higher tax depreciation resulted from a 50% bonus depreciation for tax purposes on new tractor and trailer equipment purchases and accelerated tax methods on the remaining depreciable basis after the effects of bonus depreciation. Taxable income was further reduced by higher tax depreciation on revalued assets and amortization expense related to intangible assets resulting from the GTI acquisition.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At December 31, 2014, we had $17.3 million in cash and cash equivalents, outstanding debt of $24.6 million, and $196.0 million, available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

The Company’s liquidity and financial condition is not materially affected by off-balance sheet transactions. In conjunction with the GTI acquisition, we became party to certain operating leases to finance a portion of our revenue equipment and terminal facilities. Operating lease expense during 2014 was $12.5 million compared to $2.0 million in 2013. The future operating lease obligations are detailed in the Contractual Obligations and Commercial Commitments table below.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2014.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$85.9	$85.9	$—	$—	$—
Long-term debt (2)	24.6	—	—	24.6	—
Operating lease obligations	19.6	7.1	9.1	3.4	—
Obligations for unrecognized tax benefits (3)	18.3	—	—	—	18.3
	$148.4	$93.0	$9.1	$28.0	$18.3

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)	As of January 31, 2015, we had repaid the $24.6 million outstanding long-term debt.
(3)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties of $5.7 million. We are unable to reasonably determine when these amounts will be settled.

At December 31, 2014, we had a total of $12.6 million in gross unrecognized tax benefits.  Of this amount, $8.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2014.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $5.7 million at December 31, 2014, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2014
(in thousands)
Gross unrecognized tax benefits	$12,632
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	5,664
Obligations for unrecognized tax benefits	$18,296

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.7 million to an decrease of $1.7 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2011 and forward. Tax years 2004 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2014, we did not have any capital lease obligations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue and cost recognition

Revenue is generally recognized when freight is delivered. Revenue is estimated for multiple-stop loads based on the number of miles run prior to the end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Revenue associated with freight brokerage services is recognized on a gross basis and as freight is delivered, as the Company is the primary obligor, although revenues are not material to the Company's consolidated operations. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for multiple-stop loads at the end of an accounting period.

Property, plant, and equipment

Management estimates the useful lives of revenue equipment based on estimated use of the asset. For tractors, it has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the 125% declining balance method and straight-line method, respectively, as management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets.

Management estimated the remaining useful lives of revenue equipment and other assets acquired from GTI during 2013 based on the original purchase date, estimated life of the asset, the estimated remaining life of the asset as of the acquisition date, and estimated holding period of the asset.

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2014, 2013, and 2012.

Goodwill and other intangibles

We perform an annual impairment test on goodwill. This annual assessment is conducted at the end of September unless events or circumstances indicate that it is more likely than not that impairment has occurred prior to that date or from the assessment date through our year end, December 31st.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2014, 2013, and 2012.

Self-insurance accruals
Management estimates accruals for the self-insured portion of pending accident liability, workers’ compensation, physical damage and cargo damage claims.  These accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Industry development as well as our historical case results are used to determine development of individual case claims. These liabilities are undiscounted and represent management's best estimate of our ultimate obligations.

Stock-based compensation
Compensation expense is recognized over the underlying service period required for an employee to become vested in a respective restricted stock award. The amount of the associated compensation expense is based on the fair value of the awards on the date of grant and reduced by estimated forfeitures and recognized over the required service period.

Income taxes
Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Recent tax law changes have not significantly affected our expectation of tax rates. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. We have not recorded a valuation allowance against deferred tax assets as it is management's opinion that it is more likely than not we will be able to utilize the remaining deferred tax assets based on our history of profitability and taxable income.

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

New Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board issued new accounting guidance, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The new guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk changes in interest rates on our long-term debt and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because substantially all of our operations are confined to the United States, we are not subject to a material foreign currency risk.

Interest Rate Risk

We had $24.6 million of debt outstanding at December 31, 2014. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. All outstanding borrowings at December 31, 2014 were under the one-month LIBOR (Index) plus 0.625% option. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming the level of borrowings at December 31, 2014, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual expense by $0.2 million, resulting in a decrease in earnings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of diesel fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2014, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2014 amounts, a $1.00 increase in the average price of fuel, year over year, would decrease our earnings by approximately $7.9 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2015, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of KPMG LLP, our independent registered public accounting firm, our consolidated financial statements, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures– We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Annual Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This is a process designed by, or under the supervision of the principal executive and principal financial officers and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	prescribe the maintenance of records that in reasonable detail accurately and fairly reflect our transactions;

•	provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements;

•	provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and

•
provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2014. Based on our evaluation under the framework in Internal Control– Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our auditor, KPMG LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report beginning on page F-1.

Changes in Internal Control Over Financial Reporting – As a result of the Company’s acquisition of GTI in the fourth quarter of 2013, the Company has expanded its internal controls over financial reporting to include GTI. These controls have been incorporated into the Company’s Section 404 assessment for 2014. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 14, 2015 (the “Proxy Statement”).

Code of Ethics

We have adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to our employees including the principal executive officer, principal financial officer, and controller. In addition, we have adopted a code of ethics known as “Code of Ethics for Senior Financial Officers.” We make these codes available on its website at www.heartlandexpress.com (and in print to any shareholder who requests them). Information on our website is not incorporated by reference into this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference to our Proxy Statement and is included within the Proxy Statement under the heading Compensation Discussion and Analysis.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2014, 2013, and 2012	S 1

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

(b)           Exhibits.  The following exhibits are filed with this form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated November 11, 2013, by and among Gordon Trucking, Inc., the Stockholders of Gordon Trucking, Inc., Heartland Express, Inc. of Iowa, Heartland Express, Inc. in its capacity as guarantor and Larry Gordon, in his capacity as Sellers' Representative. Incorporated by reference to Exhibit 2.1 to the Company's Form 10-K, for the year ended December 31, 2013. Commission file no. 0-15087.

3.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
4.1	Articles of Incorporation. Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 33-8165, effective November 5, 1986.
4.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, for the year ended December 31, 2007, dated February 28, 2008.
4.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to the Company's Form 10-QA, for the quarter ended June 30, 1997, dated March 20, 1998.
9.1
Voting Trust Agreement dated June 6, 1997 between Larry Crouse, as trustee under the Gerdin Educational Trusts, and Lawrence D. Crouse, voting trustee. Incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended December 31, 1997. Commission file no. 0-15087.

10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011. Commission file no. 0-15087.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006. Commission file no. 0-15087.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011. Commission file no. 0-15087.
10.4
Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013. Commission file no. 0-15087.

21	Subsidiaries of the Registrant. Filed herewith.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.

*** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished”
and not “filed.”

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 27, 2015	By: /s/ Michael J. Gerdin
Michael J. Gerdin
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance, Treasurer
and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2015
John P. Cosaert

/s/ Benjamin J. Allen	Director	February 27, 2015
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 27, 2015
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 27, 2015
James G. Pratt

/s/ Tahira K. Hira	Director	February 27, 2015
Tahira K. Hira

/s/ Larry J. Gordon	Director	February 27, 2015
Larry J. Gordon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Des Moines, Iowa
February 27, 2015

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$17,303	$17,763
Trade receivables, net	77,034	84,400
Prepaid tires	10,160	6,999
Prepaid shop supplies	2,056	4,194
Other current assets	8,992	11,061
Income tax receivable	19,920	5,706
Deferred income taxes, net	14,767	14,177
Total current assets	150,232	144,300
PROPERTY AND EQUIPMENT
Land and land improvements	22,463	17,069
Buildings	34,151	27,347
Leasehold improvements	8,033	16,134
Furniture and fixtures	2,096	1,829
Shop and service equipment	10,820	10,604
Revenue equipment	600,335	549,415
Construction in progress	668	466
	678,566	622,864
Less accumulated depreciation	198,007	173,605
Property and equipment, net	480,559	449,259
GOODWILL	100,212	98,686
OTHER INTANGIBLES, NET	16,380	18,746
OTHER ASSETS	12,611	13,850
	$759,994	$724,841
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,261	$26,912
Compensation and benefits	26,303	28,084
Insurance accruals	19,249	20,945
Other accruals	14,475	12,627
Total current liabilities	68,288	88,568
LONG-TERM LIABILITIES
Income taxes payable	18,296	20,089
Long-term debt	24,600	75,000
Deferred income taxes, net	101,605	61,948
Insurance accruals less current portion	59,300	67,965
Other long-term liabilities	11,318	13,618
Total long-term liabilities	215,119	238,620
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2014 and 2013; outstanding 87,781 and 87,705 in 2014 and 2013, respectively	907	907
Additional paid-in capital	4,058	5,897
Retained earnings	509,834	432,034
Treasury stock, at cost; 2,908 and 2,984 shares in 2014 and 2013, respectively	(38,212)	(41,185)
	476,587	397,653
	$759,994	$724,841
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2014	2013	2012

OPERATING REVENUE	$871,355	$582,257	$545,745

OPERATING EXPENSES
Salaries, wages and benefits	278,126	178,736	167,073
Rent and purchased transportation	51,950	12,808	6,273
Fuel	219,261	172,315	168,981
Operations and maintenance	39,052	22,345	25,282
Operating taxes and licenses	20,370	10,516	8,694
Insurance and claims	17,946	14,888	14,906
Communications and utilities	6,494	3,552	2,953
Depreciation and amortization	108,566	68,908	57,158
Other operating expenses	31,266	19,157	14,633
Gain on disposal of property and equipment	(33,544)	(33,270)	(15,109)
	739,487	469,955	450,844

Operating income	131,868	112,302	94,901

Interest income	195	462	674

Interest expense	(446)	(208)	—

Income before income taxes	131,617	112,556	95,575

Federal and state income taxes	46,783	41,974	34,034

Net income	$84,834	$70,582	$61,541
Other comprehensive income, net of tax	—	1,284	1,797
Comprehensive income	$84,834	$71,866	$63,338

Net income per share
Basic	$0.97	$0.83	$0.72
Diluted	$0.96	$0.83	$0.71

Weighted average shares outstanding
Basic	87,748	85,209	85,892
Diluted	87,923	85,441	86,201

Dividends declared per share	$0.08	$0.08	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2012	$907	$589	$398,706	$(56,350)	$(3,081)	$340,771
Net income	—	—	61,541	—	—	61,541
Other comprehensive income, net of tax	—	—	—	—	1,797	1,797
Dividends on common stock, $1.08 per share	—	—	(91,934)	—	—	(91,934)
Repurchases of common stock	—	—	—	(24,190)	—	(24,190)
Stock-based compensation	—	2,379	—	—	—	2,379
Balance, December 31, 2012	907	2,968	368,313	(80,540)	(1,284)	290,364
Net income	—	—	70,582	—	—	70,582
Other comprehensive income, net of tax	—	—	—	—	1,284	1,284
Dividends on common stock, $0.08 per share	—	—	(6,861)	—	—	(6,861)
Issuance of common stock	—	1,745	—	39,355	—	41,100
Stock-based compensation	—	1,184	—	—	—	1,184
Balance, December 31, 2013	907	5,897	432,034	(41,185)	—	397,653
Net income	—	—	84,834	—	—	84,834
Dividends on common stock, $0.08 per share	—	—	(7,034)	—	—	(7,034)
Stock-based compensation	—	(1,839)	—	2,973	—	1,134
Balance, December 31, 2014	$907	$4,058	$509,834	$(38,212)	$—	$476,587

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2014	2013	2012
Net income	$84,834	$70,582	$61,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,629	69,649	57,821
Deferred income taxes	39,067	10,262	(5,751)
Loss on sale of investments	—	200	—
Amortization of stock-based compensation	1,134	1,184	2,379
Gain on disposal of property and equipment	(33,544)	(33,270)	(15,109)
Changes in certain working capital items (net of acquisition):
Trade receivables	7,366	7,834	(2,357)
Prepaid expenses and other current assets	(1,009)	904	5,688
Accounts payable, accrued liabilities, and accrued expenses	(19,017)	(9,722)	953
Accrued income taxes	(16,007)	(6,388)	(2,992)
Net cash provided by operating activities	172,453	111,235	102,173
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	91,266	92,313	29,184
Purchases of property and equipment, net of trades	(204,973)	(135,195)	(66,811)
Maturity, calls and sales of investments	—	21,100	32,350
Acquisition of business, net of cash acquired	(3,011)	(110,900)	—
Change in other assets	1,239	(825)	(704)
Net cash used in investing activities	(115,479)	(133,507)	(5,981)
FINANCING ACTIVITIES
Cash dividends paid	(7,034)	(6,861)	(91,934)
Borrowings on line of credit	19,100	75,000	—
Repayments on line of credit	(69,500)	—	—
Repayments on debt assumed	—	(147,942)	—
Repurchases of common stock	—	—	(24,190)
Net cash used in financing activities	(57,434)	(79,803)	(116,124)
Net (decrease) increase in cash and cash equivalents	(460)	(102,075)	(19,932)
CASH AND CASH EQUIVALENTS
Beginning of period	17,763	119,838	139,770
End of period	$17,303	$17,763	$119,838
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$484	$4	$—
Cash paid during the period for income taxes, net of refunds	$23,723	$38,101	$42,776
Noncash investing and financing activities:
Fair value of revenue equipment traded	$3,393	$2,138	$—
Purchased property and equipment in accounts payable	$230	$11,191	$698
Issuance of common stock in acquisition of business	$—	$41,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc., (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Gordon Trucking, Inc. (“GTI”), Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. We and our subsidiaries operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide multiple transportation services across the United States (U.S.) and parts of Canada. We offer primarily asset-based transportation services in the dry van truckload market and also offer truckload temperature-controlled transportation services and non-asset based brokerage services. None of our transportation services individually meet the definition of a segment. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including the legacy transportation services of GTI, which was acquired on November 11, 2013. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2014, restricted and designated cash and investments totaled $12.6 million, and all of which was included in other non-current assets in the consolidated balance sheets.  Restricted and designated cash and investments totaled $10.6 million at December 31, 2013 and $0.1 million was included in other current assets and $10.5 million was included in non-current assets in the consolidated balance sheets. The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments
Municipal bonds of $1.4 million and $1.4 million at December 31, 2014 and 2013, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   We use a percentage of aged receivable method and our write off history in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.3 million and $1.0 million at December 31, 2014 and 2013, respectively.

Prepaid Shop Supplies

Prepaid shop supplies consist mainly of parts for revenue equipment and are valued at the lower of average cost or market.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $1.1 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

We changed to 150% declining balance depreciation from the historical 125% declining balance depreciation for tractors in 2009 due to lower used truck values, higher prices for new equipment, and uncertainty surrounding the reliability and resale value of tractors with 2010 emission-compliant engines. Effective July 1, 2013, we changed depreciation for tractors back to the historical 125% declining balance method as a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life. Under the declining balance method, depreciation for each tractor is highest in the first year and declines in each year throughout the useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million ($0.02 per share, net of tax effect) during the year ended December 31, 2014.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2014, 2013, and 2012.

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

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $2.7 million, $0.9 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Goodwill

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets.  Our annual assessment is conducted as of the end of September each year and no indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2014, 2013, and 2012.

Other Intangibles, Net

Other intangibles, net consists primarily of a tradename, covenants not to compete, customer relationships, and real estate purchase options. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. See Notes 3 and 4 for additional information regarding intangible assets.

Contingent Consideration

We estimate and record the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of comprehensive income. An increase in the earn-out expected to be paid in connection with the GTI acquisition will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results.

Insurance Accruals

We are self-insured for auto liability, cargo loss and damage, bodily injury and property damage (BI/PD), and workers’ compensation. Insurance accruals reflect the estimated cost of claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Insurance accruals are not discounted. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income. Insurance accruals are presented as either current or non-current in the consolidated balance sheets based on our expectation of when payment will occur.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $6.7 million and $6.1 million are included in other accruals in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Revenue and Expense Recognition

Revenue is generally recognized when freight is delivered. Revenue is estimated for multiple-stop loads based on the number of miles run prior to the end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period are estimated as part of revenue for that period. Fuel surcharge revenue charged to customers and freight brokerage services on freight brokered to third party carriers are earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $170.4 million, $118.4 million, and $112.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, and are included in operating revenue in the consolidated statement of comprehensive income. Revenue associated with freight brokerage services is recognized on a gross basis and as freight is delivered, as the Company is the primary obligor, although revenues are not material to the Company's consolidated operations. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for multiple-stop loads at the end of an accounting period.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $6.5 million is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards.

Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2012, 2013 and 2014, we granted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share (“EPS”) for 2014, 2013, and 2012 is as follows (in thousands, except per share data):

	2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$84,834	87,748	$0.97
Effect of restricted stock	—	175
Diluted EPS	$84,834	87,923	$0.96

	2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,582	85,209	$0.83
Effect of restricted stock	—	232
Diluted EPS	$70,582	85,441	$0.83

	2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$61,541	85,892	$0.72
Effect of restricted stock	—	309
Diluted EPS	$61,541	86,201	$0.71

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change in enacted.   A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to the authoritative accounting guidance on income taxes, when establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences and carry-forwards” and “tax planning strategies”.  In the event we determine that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings or accumulated other comprehensive loss based on the nature of the asset giving rise to the deferred tax asset and the facts and circumstances resulting in that conclusion.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We record interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2013 and 2012, comprehensive income consists of net income and unrealized gains on available-for-sale securities. For the year ended December 31, 2014, comprehensive income consisted of net income.

During the years ended December 31, 2013 and 2012, there was $0.0 million, $1.3 million, and $1.8 million, respectively, of income recorded directly in stockholders' equity related entirely to an unrealized gain on available for sale securities due to the reversal of a previously recorded reserve to adjust certain investments to estimated fair value based on calls of investments at par.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 32%, 32%, and 39% of operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our five largest customers accounted for approximately 28% and 20% of gross accounts receivable as of December 31, 2014 and 2013, respectively.

There was no single customer that accounted for more than 10% of operating revenues for the year ended December 31, 2014 and 2013. During the year ended December 31, 2012, one customer exceeded 10% of operating revenues.

Note 3.  Acquisition of Gordon Trucking, Inc.

On November 11, 2013, Heartland Express, Inc. of Iowa (the “Buyer”), our wholly owned subsidiary, entered into a Stock Purchase Agreement, dated November 11, 2013 (the “Stock Purchase Agreement”), with GTI, the stockholders of GTI (the “Sellers”), and Mr. Larry Gordon, in his capacity as Sellers' Representative. GTI is a truckload carrier headquartered near Seattle, Washington, offering primarily asset-based transportation services in the dry van truckload market.

Pursuant to the Stock Purchase Agreement, the Buyer purchased 100% of GTI's issued and outstanding common stock (the “Transaction”). The Buyer paid $285.0 million of total consideration, for the issued and outstanding common stock of GTI, which was paid in cash, restricted shares of our common stock, and the assumption of certain indebtedness of GTI. The purchase price was adjusted in the first quarter of 2014 when a post-closing true-up of working capital that was finalized. Up to an additional $20.0 million is payable in an earn-out for performance through 2017 with certain maximum amounts payable each year, as described below. The Stock Purchase Agreement included an election under Internal Revenue Code Section 338(h)(10). In addition, the Buyer purchased the personal goodwill of Mr. Gordon for $15.0 million pursuant to an Asset Purchase Agreement.

The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $24.0 million of the purchase price in the form of our common stock was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the Sellers' indemnification obligations to the Buyer, and $6.0 million of the purchase price in cash was placed in escrow to secure the post-closing working capital adjustment, which was released when the post-closing working capital adjustment was finalized in the first quarter of 2014.

The funds to pay the cash consideration payable to the Sellers and Mr. Gordon were funded out of our available cash at the time of the acquisition. The shares issued as part of the purchase price were issued from treasury shares. In connection with the Transaction, the Buyer, as the borrower, as well as the Company, GTI, and the other members of our consolidated group entered into an unsecured revolving credit facility, initially in the amount of up to $250.0 million (the “Financing”). Proceeds of the Financing were used in part to repay all of GTI's debt assumed in the Transaction. See Note 5 for further details of the Financing.

GTI's results have been included in the consolidated financial statements since the date of acquisition and represented 48.6% of consolidated total assets as of December 31, 2013 and 9.6% of operating revenue for 2013. Acquisition related expenses of $2.2 million are included in the consolidated statement of comprehensive income for the year ended December 31, 2013.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 assume that the acquisition of GTI occurred as of January 1, 2012.

	Year ended
	December 31, 2013	December 31, 2012
	(in thousands)
Operating revenue	$961,525	$972,340
Net income	90,821	64,769

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the tables below. The goodwill recognized represents expected synergies from combining our operations with those of GTI, as well as other intangible assets that did not meet the criteria for separate recognition. All tax goodwill recognized in the Transaction is deductible for tax purposes over 15 years.

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

Excess of consideration transferred over the net amount of assets and liabilities recognized, (goodwill), was still subject to final purchase price consideration related to post closing working capital adjustment as of December 31, 2013. The post-closing net working capital amount was finalized in the first quarter of 2014, see Note 4 for further discussion.

The assets and liabilities associated with GTI were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Cash and cash equivalents	$21,485
Accounts receivable	45,679
Other current assets	14,371
Property and equipment	189,409
Other non-current assets	3,916
Intangible assets	19,042
Goodwill	93,871
Total assets	387,773
Accounts payable and accrued expenses	(29,165)
Insurance accruals	(23,821)
Long-term debt	(147,942)
Other accruals	(14,845)
Total consideration transferred	$172,000

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$115,900
Cash paid pursuant to an Asset Purchase Agreement	15,000
Cash acquired included in historical book value of GTI assets and liabilities	(20,000)
Net cash paid at closing	$110,900

Common stock issued (par value of $0.01)	$41,100
Debt assumption	148,000
$300,000

Included in adjustments to recognize assets and liabilities at acquisition-date fair values was a liability of $1.5 million, which was included in accounts payable and accrued liabilities as of December 31, 2013, and which represented a working capital adjustment for additional amounts owed to the Sellers for the amount by which the cash balance actually delivered at closing exceeded the estimated cash balance of $20.0 million to be paid at closing and the amount by which the debt balance actually delivered at closing was less than the estimated debt balance of $148.0 million used in calculating the total purchase price consideration paid at closing.

As part of the Stock Purchase Agreement, we entered into a contingent consideration agreement with certain stockholders of the Sellers. The contingent consideration agreement includes various earn-out targets tied to certain operational metrics of GTI as well as consolidated operational performance over the period of 2014 through 2017. The total potential earn-out is $20.0 million with maximum amounts payable each year as follows:

(in thousands)
2014	$6,000
2015	6,000
2016-2017	8,000
$20,000

Per the terms of the Stock Purchase Agreement, the Sellers will be entitled to any unearned earn-out amounts for 2014 and 2015 if the maximum earn-out target is achieved in either the 2016 or 2017 earn-out period, but in no event will the earn-out exceed $20.0 million in the aggregate for all earn-out periods. The contingent liability was estimated as of the acquisition date and has been included in the adjustments to liabilities at acquisition-date fair value recorded. Estimated fair value of this contingent liability as of the acquisition date was calculated using unobservable, Level 3 inputs, due to lack of observable market inputs. The original valuation of the contingent liability was generated by third party valuation personnel using a Monte Carlo, assuming Geometric Brownian Motion, simulation model to hypothetically replicate our future performance, which model was based on techniques that use significant assumptions not observable in the market including our estimated future operating performance, a risk-free rate, volatility rate, and the underlying time period. As such, the fair value of the contingent liability is subject to change based on actual results of GTI and us in future years. We may be required to record an operating expense in a future period for any difference in the recorded liability, at December 31, 2014, and the potential earn-out maximum payment of $20.0 million based on actual results. At December 31, 2014, the Company estimated the potential earn-out of $13.6 million, of which $2.3 million was included in other current liabilities and $11.3 million was included in other long-term liabilities at December 31, 2014. At December 31, 2013, the liability for the potential earn-out was $13.6 million, all of which were included in other long-term liabilities.

Note 4. Intangible Assets and Goodwill

The following tables summarize the intangible assets subject to amortization for the years ended December 31, 2014 and December 31, 2013.

	2014
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$428	$7,172
Tradename	6	7,400	1,388	6,012
Covenants not to compete	10	3,100	351	2,749
Real estate options	2.2	942	495	447
		$19,042	$2,662	$16,380

	2013
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$48	$7,552
Tradename	6	7,400	154	7,246
Covenants not to compete	10	3,100	39	3,061
Real estate options	2.2	942	55	887
		$19,042	$296	$18,746

Amortization expense associated with identifiable intangible assets at acquisition-date fair values from the date of acquisition to December 31, 2013 and for the twelve months ended December 31, 2014 was $0.3 million and $2.4 million, respectively, and was included in depreciation and amortization in the consolidated statements of comprehensive income. Future amortization expense for intangible assets is estimated at $2.4 million the year ending December, 31, 2015, $1.9 million for 2016, $1.9 million for 2017, $1.9 million for 2018, and $1.8 million for 2019.

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at January 1, 2013	4,815
Acquisitions	93,871
Balance at December 31, 2013	98,686
Acquisition adjustments	1,526
Balance at December 31, 2014	100,212

Included in the carrying amount of goodwill at December 31, 2013 was $1.5 million, which was included in accounts payable and accrued liabilities as of December 31, 2013, representing a working capital adjustment for additional amounts owed to the sellers of GTI for the amount by which the cash balance actually delivered at closing exceeded the estimated cash balance of $20.0 million to be paid at closing on November 11, 2013. The final consideration transferred over the net amount of assets and liabilities recognized on November 11, 2013 (goodwill) was still subject to post closing working capital adjustments at December 31, 2013. The working capital adjustments were finalized in March 2014 resulting in an additional payment of $3.0 million, which included the$1.5 million liability recorded at December 31, 2013.
Goodwill and identifiable intangible assets are tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill and other intangible assets. We perform an annual impairment test as of the end of September each year or any other time when indicators requiring further assessment are identified. There were no indicators requiring further assessment that were identified during the twelve month period ended December 31, 2014 and our 2014 annual impairment test resulted in no impairment.

Note 5.  Long-Term Debt

In November 2013, we entered into a credit agreement (the “Credit Agreement”) by and among Wells Fargo Bank, National Association, (the “Bank”), Heartland Express, Inc. of Iowa as the borrower (the “Borrower”), us, GTI, and the other members of our consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to finance the Transaction, including the payoff of debt assumed as part of the Transaction. We may also use the line of credit in the future for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $225.0 million on November 1, 2014, and will decrease to $200.0 million on November 1, 2015, and to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018. The Borrower has the ability to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. There is a commitment fee on the unused portion of the revolving line of credit at 0.625%, due quarterly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) a minimum net income requirement of $1.00, measured quarterly, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the financial covenants at December 31, 2014.

Long term debt consisted of the following at December 31 (in thousands):

	December 31, 2014	December 31, 2013
Long-term debt	$24,600	$75,000

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at December 31, 2014 and December 31, 2013 was 0.787% and 0.793%, respectively. Borrowing under the line of credit is recorded in “Long-term debt” in the consolidated balance sheets. Outstanding letters of credit associated with the revolving line of credit at December 31, 2014 were $4.4 million compared to $5.5 million at December 31, 2013. As of December 31, 2014, the line of credit available for future borrowing was $196.0 million compared to $169.5 million at December 31, 2013.

Note 6.  Accident and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention amounts ranging from $0.5 million to $2.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of these amounts are covered by insurance up to $75.0 million. We retain any liability in excess of $75.0 million. We act as a self-insurer for property damage to our tractors and trailers.

We act as a self-insurer for workers’ compensation liability ranging from $0.5 million to $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2014 and December 31, 2013 total deposits in this account were $1.4 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.  The State of Washington required us to deposit $0.7 million into a trust fund as part of the self insurance program. As of December 31, 2014, $0.7 million of deposits was recorded in other non-current assets on the consolidated balance sheets. As of December 31, 2013, $0.6 million of deposits was recorded in other non-current assets and $0.1 million was included in other current assets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $7.5 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2014 or 2013.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2014 and 2013.

Note 7.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2014	2013
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$478	$291
Accrued expenses	8,969	6,980
Stock-based compensation	677	648
Insurance accruals	25,395	26,000
State net operating loss carryforward	3,241	682
Indirect tax benefits of unrecognized tax benefits	4,595	4,846
Other	772	1,207
Total gross deferred tax assets	44,127	40,654
Less valuation allowance	—	—
Net deferred tax assets	44,127	40,654
Deferred income tax liabilities:
Property and equipment	(125,611)	(85,849)
Goodwill	(2,385)	(1,835)
Prepaid expenses	(2,969)	(741)
	(130,965)	(88,425)
Net deferred tax liability	$(86,838)	$(47,771)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2014 and 2013 as follows:

	2014	2013
	(in thousands)
Current assets, net	$14,767	$14,177
Long-term liabilities, net	(101,605)	(61,948)
	$(86,838)	$(47,771)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2014 and 2013.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2014	2013	2012
	(in thousands)
Current income taxes:
Federal	$6,860	$30,560	38,148
State	855	1,152	1,636
	7,715	31,712	39,784
Deferred income taxes:
Federal	36,706	7,192	(5,890)
State	2,362	3,070	140
	39,068	10,262	(5,750)
Total	$46,783	$41,974	$34,034

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2014	2013	2012
	(in thousands)
Federal tax at statutory rate (35%)	$46,066	$39,395	33,451
State taxes, net of federal benefit	2,737	3,242	1,554
Non-taxable interest income	(7)	(20)	(48)
Uncertain income tax penalties and interest, net	(993)	(766)	(616)
Other	(1,020)	123	(307)
	$46,783	$41,974	$34,034

At December 31, 2014 and December 31, 2013, we had a total of $12.6 million and $13.4 million in gross unrecognized tax benefits, respectively.  Of this amount, $8.0 million and $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2014 and December 31, 2013, respectively.  Unrecognized tax benefits were a net decrease of $0.8 million and $2.3 million during the years ended December 31, 2014 and 2013, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $5.7 million and $6.7 million at December 31, 2014 and December 31, 2013, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2014, 2013 and 2012 was a benefit of approximately $1.0 million, $0.7 million, and $0.6 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2014, 2013 and 2012 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(in thousands)
Balance at January 1,	$13,432	$15,723
Additions based on tax positions related to current year	983	843
Additions for tax positions of prior years	277	616
Reductions for tax positions of prior years	—	(300)
Reductions due to lapse of applicable statute of limitations	(2,060)	(1,984)
Settlements	—	(1,466)
Balance at December 31,	$12,632	$13,432

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is a decrease of approximately $0.7 million to a decrease of $1.7 million during the next twelve months, mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2011 and forward. Tax years 2004 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 8.  Operating Leases

We have operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, which is owned by a board member and certain of our employees. Rent expense for these leases was $8.3 million and $1.3 million, (including related-party rental payments totaling $6.8 million and $0.9 million), for the year ended December 31, 2014 and 2013, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2015 through 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and certain of our employees and a commercial tractor dealership owned by a board member and certain of our employees. The related-party rental payments were entered into as a result of the Transaction. Rent expense for terminal facilities were $4.2 million and $0.7 million, (including related-party rental payments totaling $3.9 million and $0.6 million), for the years ended December 31, 2014 and 2013, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2015 through 2018 and contain options to renew. We have purchase options on the majority of these facilities. We exercised our purchase option on the Lathrop, California terminal and finalized this purchase during the second quarter of 2014. We paid $2.8 million to a limited liability company, whose members include a board member and certain of our employees, as a result of this transaction. We have a right of first refusal on the sale of the Pacific, Washington location property by the owners. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 4 for acquisition-date fair value of the “Real estate options”.

As of December 31, 2014, we did not have any capital lease obligations. Future minimum lease payments related to the operating leases described above, as of December 31, 2014, are as follows:

	Amounts (in thousands)
	Related Party	Non-Related Party	Total
2015	$6,580	$507	$7,087
2016	5,010	206	5,216
2017	3,718	135	3,853
2018	3,408	—	3,408
Thereafter	—	—	—
Total	$18,716	$848	$19,564

See Note 12 for additional information regarding related party transactions.

Note 9. Equity

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012 to increase the remaining number of authorized shares for repurchase to 5 million.  Approximately 3.2 million shares remaining authorized for repurchase under the program as of December 31, 2014 and has no expiration date. There were no shares repurchased in the open market during the years ended December 31, 2014 and 2013 and 1.8 million shares repurchased during 2012. Shares repurchased during 2012 were accounted for as treasury stock. Shares purchased under the repurchase program prior to 2012 were retired. The share repurchase authorization is discretionary, and may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2014, 2013 and 2012 our Board of Directors declared regular quarterly dividends totaling $7.0 million, $6.9 million, and $6.9 million for each year, respectively.  We paid a special dividend of $85.0 million during the fourth quarter of 2012. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “Plan”) was ratified. The Plan is administered by the Compensation Committee of our Board of Directors. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of our stockholders.

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. There were 0.05 million shares granted during 2014 and 0.02 million shares were granted in 2013. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. The shares issued in 2014 and 2013 are also service based awards and generally vest evenly from the date of grant through the fifth anniversary date of the grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $1.1 million, $1.2 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012 respectively. Unrecognized compensation expense was $1.3 million at December 31, 2014 which will be recognized over a weighted average period of 1.5 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2014, 2013 and 2012. The vesting date for the majority of awards vested in 2014 was June 1, 2014. The fair value of awards vested during 2014, 2013 and 2012 was $1.1 million, $1.1 million and $1.0 million, respectively.

	2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

	2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	17.28
Vested	(75.3)	14.04
Forfeited	(13.0)	13.57
Outstanding (unvested) at end of year	211.5	$13.81

	2012
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	351.0	$13.57
Granted	—	—
Vested	(70.2)	13.57
Forfeited	(4.0)	13.57
Outstanding (unvested) at end of year	276.8	$13.57

Note 11.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees (Heartland Plan) and discretionary matching contributions to driver and non-driver employees (GTI Plan).  Our profit sharing contributions totaled approximately $2.1 million, $0.4 million, and $0.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 12. Related Party

We lease terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and certain of our employees, and a commercial tractor dealership owned by a board member and certain of our employees. The terminal facility leases have initial five year terms with options to renew and options to purchase with the exception of the Pacific, Washington location which contains a right of first refusal on any sale of the property.

We purchased tractors from and sold tractors to the commercial tractor dealership noted above. We also have operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed this commercial tractor dealership $0.1 million and $1.3 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2014 and 2013, for parts and service and tractors delivered but not paid for prior to December 31, 2014 and 2013, respectively. We also provide certain administrative services to this commercial tractor dealership.

The related payments (receipts) with related parties for the period after the close of the Transaction, November 11, 2013 through December 31, 2013 and for the year ended December 31, 2014 were as follows:

	December 31, 2014	November 11, 2013 to December 31, 2013
	(in thousands)
Payments for tractor purchases	$46,562	$6,884
Receipts for tractor sales	(15,564)	(2,138)
Receipts for trailer sales	(103)	—
Revenue equipment lease payments	6,842	930
Payments for parts and services	5,906	1,058
Terminal lease payments	3,930	572
Terminal lease purchase option payment	2,825	—
Administrative services receipts	(516)	(98)
	$49,882	$7,208

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2014, was $85.9 million.

Note 14. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2014
Operating revenue	$224,481	$226,785	$217,092	$202,997
Operating income	20,688	40,642	36,290	34,247
Income before income taxes	20,569	40,616	36,214	34,216
Net income	14,079	26,472	22,737	21,544
Net income per share, basic	0.16	0.30	0.26	0.25
Net income per share, diluted	0.16	0.30	0.26	0.25

Year ended December 31, 2013(1)
Operating revenue	$134,273	$133,992	$130,645	$183,348
Operating income	30,207	29,375	26,000	26,720
Income before income taxes	30,330	29,504	26,126	26,596
Net income	19,734	19,138	15,868	15,842
Net income per share, basic	0.23	0.23	0.19	0.18
Net income per share, diluted	0.23	0.23	0.19	0.18

(1)
We acquired 100% of the outstanding stock of GTI on November 11, 2013 and therefore our operating results for the fourth quarter of 2013 includes the operating results of GTI for the period of November, 11, 2013 to December 31, 2013.

Note 15.  Subsequent Events

We have evaluated events occurring subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K for disclosure. As of January 31, 2015, we had no outstanding borrowings on our line of credit. No other events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
Column A	Column B	Column C		Column D	Column E
		Charges To
	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts (1)	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$1,028	$466	$—	$232	$1,262
Year ended December 31, 2013	829	(27)	238	12	1,028
Year ended December 31, 2012	791	205	—	167	829

(1) Addition to allowance for doubtful accounts following acquisition of GTI.

See accompanying Report of Independent Registered Public Accounting Firm.

S 1