Form 10-Q
period 2015-09-30
HEARTLAND EXPRESS INC
filed 2015-11-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2015

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

As of November 6, 2015 there were 85,152,840 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$64,165	$17,303
Trade receivables, net	64,519	77,034
Prepaid tires	9,673	10,160
Prepaid shop supplies	561	2,056
Other current assets	24,379	8,992
Income tax receivable	4,651	19,920
Deferred income taxes, net	17,219	14,767
Total current assets	185,167	150,232
PROPERTY AND EQUIPMENT
Land and land improvements	24,597	22,463
Buildings	39,548	34,151
Leasehold improvements	6,509	8,033
Furniture and fixtures	2,096	2,096
Shop and service equipment	10,946	10,820
Revenue equipment	584,712	600,335
Construction in progress	177	668
	668,585	678,566
Less accumulated depreciation	212,179	198,007
Property and equipment, net	456,406	480,559
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	14,558	16,380
OTHER ASSETS	11,116	12,611
	$767,459	$759,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,720	$8,261
Compensation and benefits	28,486	26,303
Insurance accruals	19,906	19,249
Other accruals	12,411	14,475
Total current liabilities	85,523	68,288
LONG-TERM LIABILITIES
Income taxes payable	15,804	18,296
Long-term debt	—	24,600
Deferred income taxes, net	99,489	101,605
Insurance accruals less current portion	61,843	59,300
Other long-term liabilities	12,153	11,318
Total long-term liabilities	189,289	215,119
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2015 and 2014; outstanding 86,097 in 2015 and 87,781 in 2014, respectively	907	907
Additional paid-in capital	3,942	4,058
Retained earnings	560,621	509,834
Treasury stock, at cost; 4,592 shares in 2015 and 2,908 in 2014, respectively	(72,823)	(38,212)
	492,647	476,587
	$767,459	$759,994

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

OPERATING REVENUE	$182,533	$217,092	$561,739	$668,358

OPERATING EXPENSES
Salaries, wages, and benefits	68,987	$68,688	$210,886	$210,872
Rent and purchased transportation	8,238	12,518	26,775	40,770
Fuel	29,414	53,435	97,866	175,998
Operations and maintenance	9,213	9,977	25,725	29,874
Operating taxes and licenses	4,498	5,189	13,690	15,354
Insurance and claims	7,379	5,155	17,491	16,621
Communications and utilities	1,699	1,564	4,695	4,947
Depreciation and amortization	28,415	27,754	81,266	78,996
Other operating expenses	7,230	7,779	21,734	24,465
Gain on disposal of property and equipment	(7,401)	(11,257)	(27,250)	(27,160)
	157,672	180,802	472,878	570,737

Operating income	24,861	36,290	88,861	97,621

Interest income	64	21	156	163

Interest expense	—	(97)	(19)	(384)

Income before income taxes	24,925	36,214	88,998	97,400

Federal and state income taxes	9,812	13,477	32,957	34,111

Net income	$15,113	$22,737	$56,041	$63,289
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$15,113	$22,737	$56,041	$63,289

Net income per share
Basic	$0.17	$0.26	$0.64	$0.72
Diluted	$0.17	$0.26	$0.64	$0.72

Weighted average shares outstanding
Basic	87,387	87,778	87,663	87,737
Diluted	87,492	87,923	87,806	87,921

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2014	$907	$4,058	$509,834	$(38,212)	$476,587
Net income	—	—	56,041	—	56,041
Dividends on common stock, $0.06 per share	—	—	(5,254)	—	(5,254)
Repurchases of common stock	—	—	—	(35,769)	(35,769)
Stock-based compensation, net of tax	—	(116)	—	1,158	1,042
Balance, September 30, 2015	$907	$3,942	$560,621	$(72,823)	$492,647

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$56,041	$63,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,053	79,796
Deferred income taxes	(4,569)	15,342
Amortization of stock-based compensation, net of tax	1,042	688
Gain on disposal of property and equipment	(27,250)	(27,160)
Changes in certain working capital items:
Trade receivables	12,515	(2,835)
Prepaid expenses and other current assets	3,337	(825)
Accounts payable, accrued liabilities, and accrued expenses	7,001	(4,851)
Accrued income taxes	12,777	5,573
Net cash provided by operating activities	142,947	129,017
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	89,073	64,436
Purchases of property and equipment, net of trades	(111,688)	(121,088)
Acquisition of business, net of cash acquired	—	(3,011)
Change in designated funds for equipment purchases	(12,488)	(5,824)
Change in other assets	1,495	(453)
Net cash used in investing activities	(33,608)	(65,940)
FINANCING ACTIVITIES
Payment of cash dividends	(5,254)	(3,517)
Payment of contingent consideration related to acquisition	(1,765)	—
Borrowings on line of credit	—	3,000
Repayments on line of credit	(24,600)	(57,000)
Repurchases of common stock	(30,858)	$—
Net cash used in financing activities	(62,477)	(57,517)
Net increase in cash and cash equivalents	46,862	5,560
CASH AND CASH EQUIVALENTS
Beginning of period	17,303	17,763
End of period	$64,165	$23,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40	$417
Cash paid during the period for income taxes, net of refunds	$24,562	$13,196
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$3,335
Purchased property and equipment in accounts payable	$10,956	$21,869
Sold property and equipment in other current assets	$12,488	$—
Treasury stock acquired in accounts payable	$4,911	—
Common stock dividends declared in accounts payable	$—	$1,758

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 2, 2015. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2015.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2015.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2015, restricted and designated cash and investments totaled $23.3 million with $12.5 million included in other current assets and $10.8 million included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $12.6 million at December 31, 2014, all of which was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014 and $0.8 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2015. Amortization expense of $0.6 million, $1.8 million, $0.6 million, and $1.8 million for the three and nine months ended September 30, 2015 and 2014, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at September 30, 2015:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$713	$6,887
Tradename	6	7,400	2,312	5,088
Covenants not to compete	10	3,100	585	2,515
Real estate options	2.2	942	874	68
		$19,042	$4,484	$14,558

Carrying amounts of goodwill were as follows:

(in thousands)
Balance at December 31, 2014	$100,212
Acquisitions	—
Balance at September 30, 2015	$100,212

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2015 and September 30, 2014, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2015 and September 30, 2014 is as follows (in thousands, except per share data):

	Three months ended September 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$15,113	87,387	$0.17
Effect of restricted stock	—	105
Diluted EPS	$15,113	87,492	$0.17

	Three months ended September 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$22,737	87,778	$0.26
Effect of restricted stock	—	145
Diluted EPS	$22,737	87,923	$0.26

	Nine Months Ended September 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,041	87,663	$0.64
Effect of restricted stock	—	143
Diluted EPS	$56,041	87,806	$0.64

	Nine Months Ended September 30, 2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$63,289	87,737	$0.72
Effect of restricted stock	—	184
Diluted EPS	$63,289	87,921	$0.72

Note 8. Equity

In September 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 1.5 million shares remain authorized for repurchase under the program as of September 30, 2015. There were 1.8 million shares repurchased in the open market during the three and nine months ended September 30, 2015. There were no shares repurchased during the three and nine months ended September 30, 2014. The authorization remains open at September 30, 2015 and has no expiration date. The share repurchase authorization is discretionary and may be suspended or discontinued at any time without prior notice.

During the three and nine months ended September 30, 2015 and 2014, our Board of Directors declared regular quarterly dividends totaling $1.8 million, $5.3 million, and $1.8 million, $5.3 million respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 9. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Plan was ratified. The Plan is administered by the Compensation Committee of our Board of Directors. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of our stockholders.

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. As of September 30, 2015, there were 0.4 million shares that had been granted to employees. The shares granted under the Plan during 2011 are service based awards beginning December 14, 2011 and 20% of the awards vest each June 1st through 2016. There were no shares granted in 2012. The shares granted in 2013 through 2015 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price on the December 14, 2011 grant date was $13.57 and ranged between $13.86 and $27.47 on the various grant dates for the shares issued in 2013 through September 30, 2015. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.4 million and $1.0 million for the three and nine months ended September 30, 2015, respectively. Compensation expense associated with restricted stock awards was $0.1 million and $0.7 million for the three and nine months ended September 30, 2014. Unrecognized compensation expense was $0.7 million at September 30, 2015 which will be recognized over a remaining weighted average period of 1.2 years.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	104.6	$18.04
Granted	11.2	19.94
Vested	(13.2)	18.97
Forfeited	—	—
Outstanding (unvested) at end of period	102.6	$18.13

	Nine Months Ended September 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	183.1	$16.78
Granted	15.4	21.07
Vested	(95.9)	16.25
Forfeited	—	—
Outstanding (unvested) at end of period	102.6	$18.13

	Three Months Ended September 30, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	147.4	$14.16
Granted	2.0	22.19
Vested	(1.0)	—
Forfeited	(4.2)	13.57
Outstanding (unvested) at end of period	144.2	$14.21

	Nine Months Ended September 30, 2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	211.6	$13.81
Granted	10.5	22.04
Vested	(73.7)	—
Forfeited	(4.2)	13.57
Outstanding (unvested) at end of period	144.2	$14.21

Note 10.  Long-Term Debt

In November 2013, we entered into a credit agreement (the “Credit Agreement”) by and among Wells Fargo Bank, National Association, (the “Bank”), Heartland Express, Inc. of Iowa as the borrower (the “Borrower”), us, GTI, and the other members of our consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit. The line of credit is available for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $225.0 million on November 1, 2014, decreased to $200.0 million on November 1, 2015, and will decrease to $175.0 million from November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2015.

Long term debt consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Long-term debt	$—	$24,600

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at December 31, 2014 was 0.79%. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. Outstanding letters of credit associated with the revolving line of credit at September 30, 2015 were $4.4 million. As of September 30, 2015, the line of credit available for future borrowing was $220.6 million.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2015 and December 31, 2014.

Our effective tax rate was 39.4% and 37.2% for the three months ended and 37.0%, and 35.0% for the nine months ended September 30, 2015 and 2014, respectively.  The increase in the effective tax rate for 2015 is primarily attributable to a decrease in favorable income tax expense adjustments in 2015 when compared to the same period in 2014 which reduced income tax expense.

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

At September 30, 2015 and December 31, 2014, we had a total of $11.3 million and $12.6 million in gross unrecognized tax benefits, respectively.  Of this amount, $7.1 million and $8.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2015 and December 31, 2014.  Unrecognized tax benefits were a net increase of $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively. Unrecognized tax benefits were a net decrease of $1.4 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. The net increase during the three month periods of 2015 and 2014 was mainly due to unrecognized tax benefits due to current year tax positions. This increase had the effect of increasing the effective state tax rate during the three month period. The net decrease during the nine month periods of 2015 and 2014 was due mainly to the expiration of certain statutes of limitation net of additions with respective states.  This decrease had the effect of decreasing the effective state tax rate during the nine month period. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $4.6 million and $5.7 million at September 30, 2015 and December 31, 2014 and is included in income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense for the three month period ended September 30, 2015 and 2014 was a net expense of approximately $0.1 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2015 and 2014 was a net benefit of approximately $1.1 million and $1.1 million, respectively. Income tax expense was reduced during the three and nine months ended September 30, 2015 and 2014 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2015
(in thousands)
Balance at January 1, 2015	$12,632
Additions based on tax positions related to current year	635
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(90)
Reductions due to lapse of applicable statute of limitations	(1,927)
Settlements	—
Balance at September 30, 2015	$11,250

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.7 million to a decrease of $2.7 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2012 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

We have operating leases for certain revenue equipment. During 2015, these leases are all with a commercial tractor dealership, owned by a board member and one of our employees. During 2014, a portion of our operating leases were with the noted commercial tractor dealership. Rent expense for these leases were $0.8 million and $2.7 million (including related-party rental payments totaling $0.8 million and $2.7 million), for the three and nine months ended September 30, 2015, respectively. Rent expense for these leases were $2.2 million and $6.8 million (including related-party rental payments totaling $1.8 million, and $5.4 million), for the three and nine months ended 2014, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and one of our employees and a commercial tractor dealership which ownership group includes a board member and one of our employees. Rent expenses for terminal facilities were $0.9 million and $3.0 million (including related-party rental payments totaling $0.8 million and $2.8 million), for the three and nine months ended September 30, 2015, respectively. Rent expenses for terminal facilities were $1.0 million and $3.2 million (including related-party rental payments totaling $1.0 million and $3.0 million), for the three and nine months ended September 30, 2014, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2017 through 2018 and the majority of these facilities contain options to renew. We exercised the purchase option on the Pontoon Beach, IL terminal and finalized this purchase during the second quarter of 2015. We paid $4.9 million to a limited liability company, whose members include a board member and one of our employees as a result of this transaction. We have a right of first refusal on the sale of the Pacific, Washington location property by the owners. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Notes 6 and 13 for additional information.

Note 13. Related Party

We lease terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and one of our employees and a commercial tractor dealership which ownership group includes a board member and one of our employees. The terminal facility leases have initial five year terms, which began November 11, 2013, with options to renew and options to purchase with the exception of the Pacific, Washington location which contains a right of first refusal on any sale of the property. We exercised our option to purchase and ultimately acquired one leased location from a limited liability company referenced above on June 30, 2015 and exercised our option on three additional terminals which are expected to close prior to December 31, 2015.

We purchased tractors from and sold tractors to the commercial tractor dealership noted above. We have operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $3.2 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively, for tractors delivered but not paid for prior to these dates and outstanding parts and services. The commercial tractor dealership owed us $1.6 million and $0.0 million, included in other current assets in the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively, for tractors traded but not paid for prior to those dates.

The related payments (receipts) with related parties for the three and nine months ended September 30, 2015 and 2014 (in thousands) were as follows:

	Three months ended September 30,
	2015	2014
Payments for tractor purchases	$20,687	$4,707
Receipts for tractor sales	(9,035)	(5,545)
Receipts for trailer sales	(28)	(103)
Revenue equipment lease payments	767	1,784
Payments for parts and services	1,224	1,368
Terminal lease payments	833	958
Administrative services receipts	—	(141)
	$14,448	$3,028

	Nine months ended September 30,
	2015	2014
Payments for tractor purchases	$45,582	$16,533
Receipts for tractor sales	(28,603)	(10,042)
Receipts for trailer sales	(28)	(103)
Revenue equipment lease payments	2,651	5,430
Payments for parts and services	3,650	4,275
Terminal lease payments	2,753	2,975
Terminal lease purchase option payment	4,875	2,825
Administrative services receipts	—	(423)
	$30,880	$21,470

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, to be delivered through the remainder of 2015 and 2016 was $58.3 million at September 30, 2015. We have purchase commitments with related parties of $17.5 million for the exercise of purchase options on various terminal locations and are expected to be finalized by December 31, 2015.

Note 15.  Subsequent Events

We have evaluated events occurring subsequent to September 30, 2015 through the filing date of this Quarterly Report on Form 10-Q for disclosure. Subsequent to September 30, 2015 the Company repurchased 0.9 million shares of common stock for $18.4 million.

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

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  During 2014 and during the first half of 2015, the demand for freight services had generally outpaced industry capacity but freight demand has softened in recent months. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that increasingly reduce drivers' availability. We cannot predict how future regulations will impact driver availability or driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, but also a general industry trend toward increased driver wages to attract and retain qualified drivers. We cannot currently predict how long this trend will continue.

Competition for drivers, which has historically been intense, has recently escalated due to the demand for freight services and decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our base driver pay package effective November 1, 2014, raising driver compensation. Our driver pay package includes future pay increases based on years of continued service to us and increased rates for accident-free miles of operation. Additionally, effective January 1, 2015 we improved detention pay to assist drivers to offset unproductive detention time. These increases have raised average driver pay by approximately 13% during the nine months ended September 30, 2015 compared to the same period in 2014. We believe this compensation increase solidified our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks which are critical to our operational and financial performance. This driver wage increase has assisted our driver retention efforts.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses, at 17.4% of operating revenues at September 30, 2015, is our highest cost after salaries, wages and benefits to our drivers and other employees. The average price so far in 2015 has been $2.76 with the latest average Department of Energy ("DOE") price decreasing to $2.49 compared to an average DOE price of $3.92 during the nine months ended September 30, 2014. Although the average price per gallon in 2015 is the lowest it has been since 2009, we currently cannot predict if fuel prices will remain at this level for the remainder of 2015. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors.  At September 30, 2015, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At September 30, 2015, the Company’s tractor fleet had an average age of 1.6 years and the Company's trailer fleet had an average age of 4.4 years. As we continue to lower the age of our tractor fleet throughout the remainder of 2015 the overall fuel economy of the tractor fleet is expected to improve.

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

We ended the first nine months of 2015 with operating revenues of $561.7 million, including fuel surcharges, net income of $56.0 million, and basic net income per share of $0.64 on basic weighted average outstanding shares of 87.7 million compared to operating revenues of $668.4 million, including fuel surcharges, net income of $63.3 million, and basic net income per share of $0.72 on basic weighted average shares of 87.7 million in the first nine months of 2014. We posted an 84.2% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2015 compared to 85.4% for the same period of 2014 and a 10.0% net margin (net income as a percentage of operating revenues) for the nine months ended September 30, 2015 compared to 9.5% in the same period of 2014. We had total assets of $767.5 million at September 30, 2015. We achieved a return on assets of 10.0% and a return on equity of 15.7% over the immediate past four quarters ended September 30, 2015, compared to 10.7% and 18.6%, respectively, for the immediate past four quarters ended September 30, 2014.

Our cash flow from operating activities for the nine months ended September 30, 2015 of $142.9 million was 25.4% of operating revenues, compared to $129.0 million and 19.3% in the same period of 2014.  During 2015, we used $33.6 million in net investing cash flows, which was the result of net cash used for revenue equipment purchases combined with changes in restricted cash funds. We used $62.5 million in financing activities mainly related to the repurchase of common stock and debt repayments on our line of credit that we paid off in January 2015. As a result, our cash and cash equivalents increased $46.9 million during the nine months ended September 30, 2015.  We ended the third quarter of 2015 with cash and cash equivalents of $64.2 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.8%	31.6%	37.5%	31.6%
Rent and purchased transportation	4.5%	5.8%	4.8%	6.1%
Fuel	16.1%	24.6%	17.4%	26.3%
Operations and maintenance	5.0%	4.6%	4.6%	4.5%
Operating taxes and licenses	2.5%	2.4%	2.4%	2.3%
Insurance and claims	4.0%	2.4%	3.1%	2.5%
Communications and utilities	0.9%	0.7%	0.8%	0.7%
Depreciation and amortization	15.6%	12.8%	14.5%	11.8%
Other operating expenses	4.0%	3.6%	3.9%	3.7%
Gain on disposal of property and equipment	(4.1)%	(5.2)%	(4.9)%	(4.1)%
	86.4%	83.3%	84.2%	85.4%
Operating income	13.6%	16.7%	15.8%	14.6%
Interest income	0.04%	0.01%	0.03%	0.02%
Interest expense	—%	(0.04)%	—%	(0.06)%
Income before income taxes	13.7%	16.7%	15.8%	14.6%
Income taxes	5.4%	6.2%	5.9%	5.1%
Net income	8.3%	10.5%	10.0%	9.5%

Three Months Ended September 30, 2015 Compared With the Three Months Ended September 30, 2014

Operating revenue decreased $34.6 million (15.9%), to $182.5 million for the three months ended September 30, 2015 from $217.1 million for the three months ended September 30, 2014.  The decrease in revenue was the result of a $20.3 million (48.2%) decrease in fuel surcharge revenue from $42.1 million in 2014 to $21.8 million in 2015 and a decrease in trucking and other revenues of $14.2 million (8.1)%. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2015 period compared to the 2014 period, offset by an increase in the rate per loaded mile compared to the three months ended September 30, 2014. We expect revenue to be positively impacted through increases in rate per loaded mile due to current market conditions, including a lack of qualified drivers in the industry although at a slower pace than the previous twelve months.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a 31.7% decrease in the average Department of Energy ("DOE") diesel fuel prices during the three months ended September 30, 2015 compared to September 30, 2014, as reported by the DOE, along with a decrease in loaded miles.

Salaries, wages, and benefits increased $0.3 million (0.4%), to $69.0 million for the three months ended September 30, 2015 from $68.7 million in the 2014 period.  Salaries, wages and benefits were relatively flat period over period due to the offsetting changes in health insurance and workers compensation costs (increased $0.6 million), retirement and other fringe benefits (increased $0.5 million), driver wages (decreased $0.5 million), and non-driver employee wages (decreased $0.3 million). Salaries, wages, and benefits overall increased 6.2% as a percentage of operating revenues. The increase as a percentage of operating revenues was driven mainly by our updated driver pay package which increased average driver wages paid per mile by 13%, including detention pay for our drivers after one hour. The increase in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry and competition to attract and retain drivers. The increase is driver wages paid per mile was offset by a reduction in loaded miles. We currently expect that our expenses relating to driver wages, as a percentage of revenues, will continue to increase in 2015 as compared to 2014, with or without changes in driver miles, due to increases in average driver wages paid per mile implemented in late 2014. Health insurance and workers compensation expense increased $0.6 million due to an increase in severity and frequency of claims. Non-driver wages decreased $0.3 million due to a reduction in number of non-driver employees as we continue to focus on creating operational efficiencies across our consolidated operations.

Rent and purchased transportation decreased $4.3 million (34.2%), to $8.2 million for the three months ended September 30, 2015 from $12.5 million in the comparable period of 2014.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $1.6 million), amounts paid to independent contractors (decreased $1.4 million), and amounts paid for operating leases of revenue equipment and other leased property (decreased $1.3 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers along with decreases in rates due to decreases in fuel prices, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2015 period as compared to 2014. During the three months ended September 30, 2015, independent contractors accounted for 3.0% of the total fleet miles compared to approximately 3.6% for the same period of 2014.

Fuel decreased $24.0 million (45.0%), to $29.4 million for the three months ended September 30, 2015 from $53.4 million for the same period of 2014. The decrease was primarily the result of cost savings attributable to decreased fuel prices ($14.9 million) and the combination of decreased miles and increased fuel economy on our tractor fleet ($3.1 million). Fuel cost per mile, net of fuel surcharge revenues, decreased 27.6% in the 2015 period compared to the same period of 2014, due mainly to a 31.7% decrease in the average diesel price per gallon as reported by the DOE. Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included increased fuel economy due to newer, more fuel efficient, revenue equipment, and idle management controls. Although the average price per gallon in 2015 is the lowest it has been since 2009, we currently cannot predict if fuel prices will remain at this level for the remainder of 2015.

Depreciation increased $0.7 million (2.4%), to $28.4 million during the three months ended September 30, 2015 from $27.8 million in the same period of 2014.  The increase is mainly attributable to an increase in the average depreciation expense per revenue equipment units (tractors and trailers) being depreciated. Tractor depreciation increased $1.2 million, even with a decrease in the number of tractor units depreciated during the three months ended September 30, 2015 compared to the 2014 period. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years and therefore depreciation increased due to continued upgrades to our tractor fleet in 2015. Compared to the same period in 2014, trailer depreciation decreased $0.6 million on a decrease in the number of trailer units depreciated during the three months ended September 30, 2015. We currently expect this cost to increase in 2015 as we continue to upgrade our tractor and trailer fleets and discontinue use of leases for revenue equipment.

Operating and maintenance expense decreased $0.8 million (7.7%), to $9.2 million during the three months ended September 30, 2015 from $10.0 million in the same period of 2014. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet and miles driven period over period as noted offset by increased costs to prepare units for sale as we continue to upgrade our fleet of tractors and trailers. We expect these costs to fluctuate in 2015 based on revenue equipment trading activity and overall fleet reliability.

Insurance and claims expense increased $2.2 million (43.1%), to $7.4 million for the three months ended September 30, 2015 from $5.2 million in 2014, due to increased severity and frequency of claims.

Gains on the disposal of property and equipment decreased $3.9 million (34.3%), to $7.4 million during the three months ended September 30, 2015 from $11.3 million in the same period of 2014.  The decrease resulted from a decrease in gains on sales of tractor equipment of $4.7 million and an increase in gains on trailer equipment sales of $0.8 million. The decrease in gains on tractor sales was mainly due to lower gains per unit sold due to age of equipment sold. The increase in gains on trailer sales was due to a 16% increase in the number of units sold along with a gain per unit increase of 39%. We currently anticipate tractor and trailer equipment sale activity to continue during 2015 as we continue to upgrade our tractor and trailer fleets.

Our effective tax rate was 39.4% and 37.2% for the three months ended September 30, 2015 and 2014, respectively.  The increase in tax rate was mainly attributable to a favorable deferred tax adjustment in 2014 that did not occur in the 2015 period.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 86.4% during the three months ended September 30, 2015, compared to 83.3% during the three months ended September 30, 2014.  Net income decreased $7.6 million (33.5%), to $15.1 million for the three months ended September 30, 2015, from $22.7 million during the same period in 2014 as a result of the net effects discussed above.

Nine Months Ended September 30, 2015 Compared With the Nine Months Ended September 30, 2014

Operating revenue decreased $106.6 million (16.0%), to $561.7 million for the nine months ended September 30, 2015 from $668.4 million for the nine months ended September 30, 2014.  The decrease in revenue was the result of a $60.6 million (45.2%) decrease in fuel surcharge revenue from $134.2 million in 2014 to $73.6 million in 2015 and a decrease in trucking and other revenues of $46.0 million (8.6%). The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers, offset by an increase in the rate per loaded mile compared to the nine months ended September 30, 2014. We expect revenue to be positively impacted through increases in rate per loaded mile due to current market conditions, including a lack of qualified drivers in the industry although at a slower pace for the remainder of 2015 as compared to rate increases in the first nine months of 2015. Fuel surcharge revenues decreased primarily as a result of a 28.8% decrease in the average Department of Energy ("DOE") diesel fuel prices during the nine months ended September 30, 2015 compared to September 30, 2014, as reported by the DOE, along with a decrease in loaded miles.

Salaries, wages, and benefits remained flat at $210.9 million for the nine months ended September 30, 2015 and 2014.  Salaries, wages and benefits were relatively flat period over period due to the offsetting changes in health insurance and workers compensation costs (increased $3.6 million), retirement and other fringe benefits (increased $0.8 million), driver wages (decreased $2.6 million), non-driver employee wages (decreased $1.2 million), and payroll taxes and other costs decreased ($0.6 million). Salaries, wages, and benefits overall increased 5.9% as a percentage of operating revenues. The increase as a percentage of operating revenues was driven mainly by our updated driver pay package implemented in late 2014 and early 2015, which increased average driver wages paid per mile by 13%, including detention pay for our drivers after one hour. The increase in driver wages per mile are due to current market conditions caused by a lack of qualified drivers in the industry and competition to attract and retain drivers. We currently expect that our expenses relating to driver wages, as a percentage of revenues, will continue to increase in 2015 as compared to 2014, with or without changes in driver miles, due to increases in average driver wages paid per mile implemented in late 2014. Health insurance and workers compensation expense increased $3.6 million due to an increase in severity and frequency of claims. Non-driver wages decreased $1.2 million due to a reduction in number of non-driver employees as we continue to focus on creating operational efficiencies across our consolidated operations.

Rent and purchased transportation decreased $14.0 million (34.3%), to $26.8 million for the nine months ended September 30, 2015 from $40.8 million in the comparable period of 2014.  The decrease was attributable to a decrease in amounts paid for operating leases of revenue equipment of $3.7 million, a decrease in amounts paid to third party carriers on brokered loads of $5.8 million, a decrease in amounts paid to independent contractors of $4.3 million and a decrease in leased property and other expense of $0.3 million. The decreases in operating leases and amounts paid to independent contractors was due to lower miles driven under lease arrangements and fewer leased properties and equipment during 2015 as compared to 2014. The decrease in amounts paid to third party carriers on brokered loads was due to decreased loads and fuel prices. During the nine months ended September 30, 2015, independent contractors accounted for 3.2% of the total fleet miles compared to 3.6% during the comparable period of 2014.

Fuel decreased $78.1 million (44.4%), to $97.9 million for the nine months ended September 30, 2015 from $176.0 million for the same period of 2014. The decrease was primarily the result of cost savings attributable to decreased fuel prices ($56.5 million) and the combination of decreased miles and increased fuel economy on our tractor fleet ($21.6 million). Fuel cost per mile, net of fuel surcharge revenues, decreased $19.5 million in the 2015 period compared to the same period of 2014, due mainly to a 28.8% decrease in the average diesel price per gallon as reported by the DOE. Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included increased fuel economy due to newer, more fuel efficient, revenue equipment, and idle management controls. Although the average price per gallon in 2015 is the lowest it has been since 2009, we currently cannot predict if fuel prices will remain at this level for the remainder of 2015.

Depreciation and amortization increased $2.3 million (2.9%), to $81.3 million during the nine months ended September 30, 2015 from $79.0 million in the same period of 2014.  The increase is mainly attributable to an increase in the average depreciation expense per revenue equipment units (tractors and trailers) being depreciated due to recent fleet upgrades. Tractor depreciation increased $3.5 million, even with a decrease in the number of tractor units depreciated during the nine months ended September 30, 2015 compared to the 2014 period. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years and therefore depreciation increased due to continued upgrades to our tractor fleet in 2015. Compared to the same period in 2014, trailer depreciation decreased $1.3 million on a decrease in the number of trailer units depreciated during the nine months ended September 30, 2015. We currently expect this cost to increase in 2015 as we continue to upgrade our tractor and trailer fleets and discontinue use of leases for revenue equipment.

Operating and maintenance expense decreased $4.1 million (13.9%), to $25.7 million during the nine months ended September 30, 2015 from $29.9 million in the same period of 2014. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet and miles driven period over period. We expect these costs to fluctuate for the remainder of 2015 based on revenue equipment trading activity and overall fleet reliability.

Gains on the disposal of property and equipment increased $0.1 million (0.3%), to $27.3 million during the nine months ended September 30, 2015 from $27.2 million in the same period of 2014.  The increase resulted from a decrease in gains on sales of tractor equipment of $11.9 million and an increase in gains on trailer equipment sales of $10.5 million and gains on sale of other property of $1.5 million. The decrease in gains on tractor sales was due mainly to 63% lower gains per unit. The increase in gains on trailer sales was due to a 29% increase in the number of units sold along with a gain per unit increase of 77%. We currently anticipate tractor and trailer equipment sale activity to continue during 2015 as we continue to upgrade our tractor and trailer fleets.

The Company’s effective tax rate was 37.0% and 35.0% for the nine months ended September 30, 2015 and 2014, respectively.  The increase in the effective tax rate for 2015 is primarily attributable to a decrease in favorable income tax expense adjustments in 2015 when compared to the same period in 2014 which had a favorable provision to return adjustment offset by higher roll-offs of certain state tax contingencies in 2015 as compared to 2014.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 84.2% during the nine months ended September 30, 2015 compared with 85.4% during the nine months ended June 30, 2014.  Net income decreased $7.2 million (11.5)%, to $56.0 million for the nine months ended September 30, 2015 from $63.3 million during the compared 2014 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity has been cash flow provided by operating activities. Our primary source of liquidity during 2015 remains cash flow generated from operating activities, although we maintain our line of credit to provide assistance with additional cash requirements to fund capital expenditures if necessary. During the nine months ended September 30, 2015, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment as well as pay off the outstanding balance on our line of credit, $24.6 million. We currently have no outstanding borrowings on our line of credit.

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $225.0 million on November 1, 2014, decreased to $200.0 million on November 1, 2015, and will decrease to $175.0 million for the period November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2015.

Operating cash flow during the nine months ended September 30, 2015 was $142.9 million compared to $129.0 million during the same period of 2014.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $24.6 million lower during 2015 compared to 2014 offset by an increase in cash flow generated by operating assets and liabilities of approximately $38.6 million.  The net increase in cash provided by operating assets and liabilities for 2015 compared to the same period of 2014 was attributable to a decrease in net trade receivables, due to timing of cash collected and balances of accounts receivable, an increase in accounts payable, accrued liabilities, and other accrued expenses, and an increase due to the timing and amount of income tax payments comparing the two periods. Cash flow from operating activities was 25.4% of operating revenues for the nine months ended September 30, 2015 compared with 19.3% for the same period of 2014.

Cash flows used by investing activities was $33.6 million during the nine months ended September 30, 2015 compared to cash flows used in investing activities of $65.9 million during the comparative 2014 period or an increase in cash of $32.3 million. The increase in cash provided by investing activities was primarily the result of a $24.6 million increase in proceeds from sale of property and equipment and a $9.4 million reduction in purchases of equipment. Net cash flows provided by equipment activity was mainly the result of the timing of equipment payments for purchases and receipts from equipment sales. The offsetting decrease of $1.7 million consisted of $4.7 million decrease in cash used to fund an increase in other assets which includes funds designated for the purchase of revenue equipment offset by an increase in cash of $3 million due to having paid that amount in 2014 related to acquisition activity and there were no payments of that nature during the nine months ended September 30, 2015. We currently anticipate net capital expenditures of approximately $65 million to $70 million for calendar year 2015, most of which relates to upgrading our tractor fleet. We expect to sell trailers during 2015 to partially offset the price of new trailers, although there are no guaranteed commitments from third parties to buy trailers during the remaining months of 2015. Therefore, the estimated net capital expenditures for 2015 could increase if trailer sale commitments from third parties are canceled. We currently estimate a total of approximately $35 to $45 million in net capital expenditures for 2016.

Cash used in financing activities increased $5.0 million during the nine months ended September 30, 2015 compared to the same period of 2014 mainly due to the net effect of $30.9 million used for repurchases of common stock offset by a decrease of $29.4 million in net repayments of borrowings on the Credit Agreement along with $1.7 million in changes due to the timing of dividend payments.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012 to increase the remaining number of authorized shares for repurchase to 5 million. Subsequent to February 2012 and prior to January 1, 2015 there were approximately 1.8 million shares repurchased under this authorization. During the nine month period ended September 30, 2015 the Company repurchased 1.8 million shares for approximately $35.8 million. Approximately 1.5 million shares remain authorized for repurchase under the program as of September 30, 2015.

Subsequent to September 30, 2015, the Company repurchased approximately 0.9 million shares for $18.4 million reducing the amount of shares authorized for repurchase to 0.5 million. The repurchase program is discretionary and may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $24.6 million and $13.2 million in the nine months ended September 30, 2015 and September 30, 2014. The increase was mainly the result of an increase in taxable gains on sales of revenue equipment and less tax depreciation deductions due to lower tax basis in new equipment. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At September 30, 2015, the Company had $64.2 million in cash and cash equivalents and $220.6 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases to finance a portion of our revenue equipment requirements and terminal facilities. Operating lease expense during the nine months ended September 30, 2015 was $5.7 million.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2015 although we had $220.6 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The current borrowing rate available on the Credit Agreement was 0.817%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of diesel fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our expected fuel purchases for an annual period, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2015 amounts, a $1.00 increase in the average price of fuel, year over year, would decrease our earnings by approximately $7.3 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for an annual period, a 10% increase in the price of tires would increase our tire purchase expense by $1.3 million, resulting in a corresponding decrease in earnings.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGE IN SECURITIES

Repurchases of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				3,225,069
July 1, 2015 - July 31, 2015	—	—	—	3,225,069
August 1, 2015 - August 31, 2015	796,578	$20.22	796,578	2,428,491
September 1, 2015 - September 30, 2015	976,674	$20.10	976,674	1,451,817

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015.

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

HEARTLAND EXPRESS, INC.

Date:	November 9, 2015	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)