Form 10-K
period 2015-12-31
HEARTLAND EXPRESS INC
filed 2016-02-29
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $1.0 billion.   In making this calculation the registrant has assumed, without admitting for any purpose, that all of its executive officers and directors, and no other persons, are affiliates.  As of February 24, 2016 there were 83,198,245 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 94,449 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 5, 2016 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected impact of regulatory changes, future inflation, future share repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Gordon Trucking, Inc., (“GTI”), Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. We operate as one segment (see Note 1 to the consolidated financial statements).

We are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. During 2013, through the GTI acquisition, we expanded our historical asset-based dry van service offerings with temperature-controlled truckload, and non-asset-based freight brokerage services. These additional service offerings are not significant to our operations. We generally earn revenue based on the number of miles per load delivered.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of late-model equipment and experienced drivers.  Management believes that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the twenty-nine years from 1986 to 2015, we have grown our revenues to $736.3 million from $21.6 million and our net income has increased to $73.1 million from $3.0 million. Much of this growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past t hree years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth, we have completed six acquisitions since 1987 with the most recent and largest occurring in 2013, GTI.  These six acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We will continue to evaluate acquisition candidates that meet our financial and operating objectives.

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

Serving the short-to-medium haul market (predominantly 500 miles or less per load) permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the United States (“U.S.”) with immaterial revenue derived from Canada. We do not have nor have we during the last three fiscal years had any long-lived assets permanently located outside the U.S.

We operate twenty terminal facilities throughout the U.S. in addition to our corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals and are designed to meet the needs of significant customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to better service and maintain revenue equipment at facilities we operate.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. We use a centralized computer network and regular communication to achieve enterprise-wide load coordination.

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

During 2015, we were recognized with the following safety, environmental, operational, and technology recognitions:

•	SmartWay Excellence Award (2015)

•	BP's Driving Safety Standards (2015, 4th year in a row)

•	Journal of Commerce - Top 50 Trucking Companies in U.S.

•	Logistics Management Quest for Quality (2015)

•	IMTA Indiana Fleet Award (2014, OTR Fleet 5-10 million mile category)

•	Great West Safety Award (Illinois Safe Fleet - 1st Place, Category IV)

•	Computerworld - 100 Premier Technology Leaders (2016)

•	CIO 100 Award (2015) - Awarded by IDG's CIO Magazine

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  Management believes our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•	Fedex Express - Carrier of the Year (2015, our 5th consecutive year and 8th time in 9 years)

•	Fedex Express - Platinum Award for On-Time Service (2015, 99.92% on-time service)

•	Unilever - The Winning Quality and Service Award (2015)

•	Georgia Pacific - Consumer Products Dedicated Carrier of the Year (2015) and Carrier of the Year (2014)

•	United Sugars Outstanding Service & Dedication (2014-2015)

•	Winegard - Truckload Carrier of the Year (2014)

•	Quaker/Gatorade - Carrier of the Year (Central Region, 2014)

•	Quaker/Gatorade - Carrier of the Year (Northwest Region, 2014)

•	Exel - Truckload EDI Compliance Award (2014)

•	Eastman - Outstanding Quality Performance (2014)

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 73%, 53%, and 36% of our operating revenues, respectively, in 2015. During 2014, our 25, 10, and 5 largest customers were approximately 68%, 47%, and 32%, of our operating revenues respectively. During 2013, our 25, 10, and 5 largest customers were approximately 68%, 47%, and 32%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified and no customer accounted for more than 10.0% of our operating revenues in 2015, 2014, and 2013.

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

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  As of December 31, 2015, we employed approximately 4,200 people compared to approximately 4,500 people as of December 31, 2014. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. We historically have operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2015, independent contractors accounted for approximately 3.1% of our total miles compared to 3.6% in 2014.

Management’s strategy for both employee drivers and independent contractors is to (1) hire only safe and experienced drivers (the majority of driver positions hired require six to nine months of over-the-road experience); (2) promote retention with an industry leading compensation package, positive working conditions, and freight that requires little or no handling; and (3) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system, and financial rewards for accident-free driving.  We also seek to minimize turnover of our employee drivers by providing modern, comfortable equipment, and by regularly scheduling "home time."  All drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

We are not a party to a collective bargaining agreement.  Management believes that we have good relationships with our employees.

Driver Compensation

We implemented increases to our driver pay package effective in late 2014 and early 2015, raising driver compensation, on average, by approximately 13%. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation and detention pay to assist drivers with offsetting unproductive detention time. This compensation increase solidified our leadership position in terms of driver pay within the industry and rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our comprehensive driver compensation program helps solidify us as an industry-leader who rewards drivers for years of service and meeting safe operating standards. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Revenue Equipment

Our revenue equipment program has three main components: (i) operate a relatively new fleet to improve fuel mileage, lower maintenance expense, increase reliability of service, and enhance our drivers' safety and comfort, (ii) depreciate new tractor revenue equipment on an accelerated basis, and (iii) avoid long-term purchase or trade-in agreements with manufacturers and debt financing. Complementing these components is our preventive maintenance program which is designed to minimize equipment downtime, facilitate customer service, and enhance trade value when revenue equipment is replaced.  This strategy affords us the flexibility to take advantage of favorable market conditions as presented.

All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance.

As of December 31, 2015 the average age of our tractor fleet was 1.25 years compared to 2.0 years at December 31, 2014. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. Our dry-van trailer fleet, excluding specialty equipment, consisted of 99.2% 2012 and newer model years at December 31, 2015. The average age of our trailer fleet was 4.6 years at December 31, 2015 compared to 4.4 years at December 31, 2014.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment. Independent contractors are responsible for the maintenance of their equipment and are periodically inspected by us for compliance with our operational and safety requirements and those of the DOT. We also gain limited tractor and trailer capacity through revenue equipment operating leases. As of December 31, 2015, leased tractor equipment was 2.0% and leased trailer equipment was 0.7% of the total operating fleet. We are responsible for the maintenance of the equipment that we lease. We expect to transition away from the use of operating leases on tractor equipment and currently estimate that our operating tractor fleet, with the exception of independent contractors, will be 100% owned by the end of 2016.

The Environmental Protection Agency (“EPA”) implemented engine requirements designed to reduce emissions over a period of time. These requirements have been implemented in multiple phases and required progressively more restrictive emission requirements in 2007 and 2010.  Compliance with the new emission standards has resulted in a significant increase in the cost of new tractors and higher maintenance costs.  As of December 31, 2015, 99% of our owned tractor fleet was 2014 or newer model year engine technology.

In addition, in August 2011, the National Highway Traffic Safety Administration (“NHTSA”) and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for tractors. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20% reduction in fuel consumption by 2018 model year. Further, in February 2014 President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for tractors, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards in 2016. We already have some of the 2014 engine technology in our fleet and have experienced increased new tractor prices and additional parts and maintenance costs, which will continue as we upgrade our fleet and could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the United States at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-one terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  Exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2015, 2014, and 2013, fuel expense was $123.7 million, $219.3 million, and $172.3 million or 20.0%, 29.7%, and 36.7% respectively, of our total operating expenses.  For the year ended December 31, 2015, 2014, and 2013, fuel surcharge revenues were $91.8 million, $170.4 million, and $118.4 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 29.5% in 2015 compared to 2014 and 2.8% in 2014 compared to 2013, which had a positive impact on our net fuel cost for the years ended December 31, 2015 and 2014. Additionally, overall fuel efficiency has improved during 2015 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact our operating results.

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

The demand for freight services was moderate in 2013 and strong in 2014 as demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 compared to 2014 levels. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that reduce drivers' availability. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, but also a general industry trend toward increased driver wages to attract and retain qualified drivers.

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

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $0.5 million or $2.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of these amounts, for any individual claim, are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. In addition, we maintain primary and excess coverage for employee health insurance and catastrophic physical damage coverage is carried to protect against natural disasters. Finally, we act as a self-insurer for any physical damage to our tractors and trailers.

Regulation

We are a common and contract motor carrier regulated by the DOT and various state and local agencies.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule"). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours. The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”). These rule changes became effective in July 2013. We believe the 2011 Rule led to decreased productivity and caused some loss of efficiency, as drivers and shippers have needed supplemental training, computer programming has required modifications, additional drivers have been employed or engaged, additional equipment has been acquired, and shipping lanes have been reconfigured.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law. Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions, and essentially reverted back to the more straight forward 34-hour restart rule that was in effect before the 2011 Rule became effective. In 2016, Congress is expected to consider a study conducted by the FMCSA related to the 2011 Restart Restrictions. Congressional action based on the findings of the study could result in a reinstatement, continued suspension, or complete withdrawal of the 2011 Restart Restrictions. If the 2011 Restart Restrictions are reinstated, we may experience a decrease in production and loss of efficiency similar to that experienced during 2013 and 2014 when the 2011 Restart Restrictions were in effect.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rules, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Thus a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rules will undergo a 90-day public comment period, after which, a final rule could either be published or become subject to further legislative reviews and delays. Therefore, it’s uncertain if or when these proposed rules could take effect. However, if such rules were enacted and we received a rating of unfit, it would adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet safety rankings (iii), subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August

2011. The final rule related to mandatory use of ELDs was published in December 2015, and requires the use of ELDs by nearly all carriers by December 10, 2017. Although we were not required to install ELDs in our tractors, we proactively installed ELDs on 100% of our over-the-road tractors in 2011. We believe such early adoption and implementation of ELDs among our fleet during 2011 has provided cost savings to us by implementing ELDs prior to any final rules by the FMCSA as well as positioning us for future rules mandating the use of ELDs.

In the aftermath of the September 11, 2001 terrorist attacks, the Department of Homeland Security (“DHS”) and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The U.S. Transportation Security Administration ("TSA") adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so. While transporting hazardous materials subjects us to a wide array of regulations, the number of hazardous material shipments we make is insignificant relative to our total number of shipments.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect on January 29, 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense. The FMCSA and certain legislators have proposed other rules that may be published as early as 2016, including (i) the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, (ii) the creation of a national clearinghouse so employers and prospective employers could query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, and (iii) an increase in the allowable length of twin trailers from 28 feet to 33 feet. If these rules take effect, they could result in a decrease in fleet production, driver availability, and freight tonnage available to full truckload carriers, all of which could adversely affect our business or operations.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil or fuel storage tanks and fueling islands. Management believes that its operations are in compliance with current laws and regulations and does not know of any existing condition that would cause non-compliance with applicable environmental regulations that would have a material effect on our capital expenditures, earnings or competitive position. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (“NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium-and heavy-duty vehicles and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016. In response, in June 2015, the EPA and NHTSA jointly proposed new, stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. After an extended comment period ending in October 2015, a final rule has not been published. If this rule or a similar rule was enacted, we believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and will be phased in over several years for older equipment. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter its drivers' behavior, which could result in a decrease in productivity.

We may also become subject to new or more restrictive regulations relating to matters such as ergonomics. Our drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

The truckload industry is highly cyclical and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand, in transportation markets, such as:

•	recessionary economic conditions and downturns in customers’ business cycles;

•	changes in customers’ inventory levels and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in comparison with shipping demand;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather, strikes or slowdowns affecting ports and other shipping locations or other transportation providers, and railroad congestion;

•	changes in interest rates;

•	global currency markets and the relative strength of the U.S. Dollar and potential impacts to certain customers' financial strength and overall freight demand; and

•	global supply and demand for crude oil and its impact on domestic fuel costs.

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

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, driver wages, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We cannot predict whether, or in what form, any such cost increase or event could occur. Any such cost increase or event could adversely affect our profitability.

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

Historically, we have experienced significant growth in revenue and profits.  There can be no assurance that our business will continue to grow in a similar fashion in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

A significant portion of our operating revenue is generated from several major customers.  For the year ended December 31, 2015, our top 25 customers, based on operating revenue, accounted for approximately 73% of our operating revenue. We cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future. A reduction in freight volumes or our services or termination of our services by one or more of our major customers, could have a materially adverse effect on our business and operating results. In addition, if any of our major customers experience financial hardship, the demand for our services could decrease, which could negatively affect our operating results.

Indebtedness under our Credit Agreement could have adverse consequences on our future operations.

Prior to the acquisition of GTI, we had not had outstanding indebtedness since the third quarter of 1997. Accordingly, we had not been required to devote any cash flows from operations to debt service payments, and we were not subject to affirmative and negative covenants customarily in a bank debt facility that impose restrictions on the operation of our business. In conjunction with the acquisition of GTI, we entered into a five-year, unsecured credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), in the original amount of $250.0 million. The Credit Agreement includes affirmative and negative covenants and periodic, permanent reductions in the lending commitment during the term of the facility. As of November 1, 2015, the lending commitment was reduced to $200.0 million. At December 31, 2015, we had no outstanding borrowings under the Credit Agreement and $4.7 million in standby letters of credit. We were in compliance with respective covenants at December 31, 2015. Any indebtedness under the Credit Agreement could have adverse consequences on our future operations, including:

•
resulting in an event of default if we fail to comply with the financial and other covenants contained in the Credit Agreement, which could result in all of our debt thereunder becoming immediately due and payable;

•	reducing the availability of our cash flows to fund organic growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions and other general corporate purposes; and

•	limiting our flexibility in planning for or reacting to and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

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

The truckload industry is capital intensive, and our historical policy of operating late-model revenue equipment requires us to invest significant amounts annually to maintain a newer average age for our fleet of revenue equipment.  We expect to pay for projected capital expenditures with cash flows from operations, proceeds from sales of equipment being replaced, and with proceeds of borrowings if necessary.  If we are unable to generate sufficient cash from operations, or proceeds from sales of equipment being replaced, or utilize borrowing capacity on our Credit Agreement, we would need to seek alternative sources of capital, including additional financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain additional financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Our operations are dependent upon fuel. Prices and availability of petroleum products are subject to political, economic, weather-related, geographic and market factors that are outside our control and each of which may lead to fluctuations in the cost of fuel.  Because our operations are dependent upon fuel, significant increases in fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows. In addition, the terms of each customer's fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Our results of operations and cash flows would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of fuel, could also materially and adversely affect our results of operations.

Difficulty in attracting and retaining drivers, including independent contractors, may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Competition for drivers, which has been historically intense, may increase even more as the overall demand for freight services increases with improvements in economic conditions. We have seen evidence that CSA and stricter hours-of-service (“HOS”) regulations adopted by the United States DOT in July 2013 have tightened, and may continue to tighten, the market for eligible drivers. The recent ELD regulations, requiring compliance by 2017, are expected to further tighten the market for eligible drivers. If a shortage of drivers were to occur, or if we were unable to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, or adjust our driver compensation package or independent contractor compensation, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates. In addition, our independent contractors are responsible for paying for their own equipment, fuel and other operating costs. Significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.

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

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing and HOS. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' HOS, ergonomics, collective bargaining, security at ports, and other matters affecting safety or operating methods.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use ELDs in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011. The final rule related to mandatory use of ELDs was published in December 2015, and requires the use of ELDs by nearly all carriers by December 10, 2017. Although we were not required to install ELDs in our tractors, we proactively installed ELDs on 100% of our over-the-road tractors in 2011. We believe such early adoption and implementation of ELDs among our fleet during 2011 has provided cost savings to us by implementing ELDs prior to any final rules by the FMCSA as well as positioning us for future rules mandating the use of ELDs.

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

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, including impacting our number of unmanned trucks, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation cost. From time to time we could exceed the FMCSA's established intervention thresholds under certain categories, which could cause our drivers to be prioritized for intervention action or roadside inspection by regulatory authorities. Such action or inspection could adversely affect our results of operations and we may incur greater than expected expenses in our attempts to improve our scores.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, waste oil, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium-and heavy-duty vehicles and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016. In response, in June 2015, the EPA and NHTSA jointly proposed new stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. After an extended comment period ending in October 2015, a final rule has not been published. If this rule or a similar rule was enacted, we believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

We are exposed to risks related to our acquisition of GTI and we may not be able to achieve the benefits we expected at the time of the acquisition. Any failure to implement our business strategy with respect to the GTI acquisition could negatively impact our business, financial condition and results of operations.

We have partially completed the integration of GTI’s business into our own. However, additional activities remain to be completed, and many of these activities involve third parties, including customers, drivers, and suppliers, whose actions are out of our control. We have not yet achieved, and may never achieve, the full benefit of the revenue enhancements and cost savings we expected at the time of the acquisition. In addition, even if we achieve the expected benefits, we may be unable to achieve them within the anticipated time frame. Also, the cost savings and other benefits may be offset by unexpected costs incurred in integrating GTI, increases in other expenses, or problems in the business unrelated to the GTI acquisition. If the integration is not successful, or if we fail to implement our business strategy with respect to the acquisition, we may be unable to achieve expected results and our business, financial condition and results of operations may be materially and adversely affected.

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

•	potential future impairment charges, write-offs, write-downs or restructuring charges that could adversely affect our results of operations;

•	significant deficiencies or material weaknesses in financial controls over financial reporting;

•
increased tax liability or other tax risk if future earnings are less than anticipated, there is a change in the deductibility of items, or we are unable to realize the benefits of a special tax election referred to as a “Section 338(h)(10) election”;

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

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather, which creates higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

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

We maintain insurance with licensed insurance carriers for the amounts in excess of our self-insured portion.  It is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues.  Recently, there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided or we experience a claim that is covered and our insurance company fails to perform, results of our operations and financial condition could be materially and adversely affected.

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

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 45% of our common stock. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could allow the Gerdin family to prevent or could discourage or delay a change of control, which other stockholders may favor.  Further, our bylaws have been amended to “opt out” of the Nevada control share statute. Accordingly, an acquisition of more than a majority of our common stock by the Gerdin family will not result in certain shares in excess of a majority losing their voting rights and may enhance the Gerdin family's ability to exercise control over decisions affecting us. The interests of the Gerdin family may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

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

The following table provides information regarding our terminal facilities:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Oregon	Yes	Yes	Yes	Leased
Atlanta, Georgia	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Clackamas, Oregon	Yes	Yes	No	Leased
Columbus, Ohio	Yes	Yes	Yes	Owned
Denver, Colorado	No	Yes	No	Leased
Green Bay, Wisconsin	Yes	No	No	Leased
Indianapolis, Indiana (1)	Yes	Yes	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
North Liberty, Iowa (2)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Pacific, Washington	Yes	Yes	Yes	Leased
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
(1) This location includes a land lease for a location that is separate from the terminal location.
(2) Corporation headquarters.

ITEM 3.	LEGAL PROCEEDINGS

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

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for our common stock as reported by The NASDAQ Global Select Market and our Company’s dividends declared per common share from January 1, 2014 to December 31, 2015.

Period	High	Low	Dividends declared per Common Share
Calendar Year 2015
1st Quarter	$27.80	$23.31	$0.02
2nd Quarter	23.80	19.78	0.02
3rd Quarter	22.13	19.09	0.02
4th Quarter	21.95	16.35	0.02
Calendar Year 2014
1st Quarter	$23.05	$19.41	$0.02
2nd Quarter	23.53	19.96	0.02
3rd Quarter	25.07	21.10	0.02
4th Quarter	27.96	22.30	0.02

On February 24, 2016, the last reported sale price of our common stock on The NASDAQ Global Select Market was $18.95 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 24, 2016, we had 208 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, we announced the implementation of a quarterly cash dividend program. We have declared and paid quarterly dividends for the past fifty consecutive quarters.  During 2015 and 2014, we declared quarterly dividends as detailed below.

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$1.7	$1.7

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.8	$1.8

We currently intend to continue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 4.2 million shares remained authorized for repurchase under the program as of December 31, 2015 and the program has no expiration date. There were 3.8 million shares repurchased in the open market during the year ended December 31, 2015 and no shares were repurchased during the years ended December 31, 2014 and 2013. Shares repurchased during 2015 were accounted for as treasury stock.

Shares repurchased during the three month period ended December 31, 2015 are as follows:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				1,451,817
October 1, 2015 - October 31, 2015	589,076	$19.52	589,076	862,741
November 1, 2015 - November 10, 2015 (prior authorization)	862,741	$19.60	862,741	—
November 11, 2015 (new authorization)			—	4,750,000
November 12, 2015 - November 30, 2015	134,705	$19.36	134,705	4,615,295
December 1, 2015 - December 31, 2015	397,117	$18.14	397,117	4,218,178

As of February 24, 2016, we had repurchased an additional 0.9 million shares of our common stock for $14.7 million. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

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

The following table summarizes, as of December 31, 2015, information about compensation plans under which our equity securities are authorized for issuance:

	Number of Securities to be Issued upon Expiration of Vesting Requirements	Weighted Average Stock Price on Date of Grant	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	102,449	$18.36	462,736
Equity compensation plans not approved by stockholders	—	—	—
Total	102,449	$18.36	462,736

The following table summarizes our restricted stock award activity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

	2015
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

	2014
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

	2013
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	17.28
Vested	(75.3)	14.04
Forfeited	(13.0)	13.57
Outstanding (unvested) at end of year	211.5	$13.81

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2015	2014	2013 (4)	2012	2011
Statements of Income Data:
Operating revenue	$736,345	$871,355	$582,257	$545,745	$528,623
Operating expenses:
Salaries, wages, and benefits	277,318	278,126	178,736	167,073	166,717
Rent and purchased transportation	34,489	51,950	12,808	6,273	7,527
Fuel	123,714	219,261	172,315	168,981	161,915
Operations and maintenance	34,025	39,052	22,345	25,282	20,938
Operating taxes and licenses	18,095	20,370	10,516	8,694	9,225
Insurance and claims	21,618	17,946	14,888	14,906	13,142
Communications and utilities	6,001	6,494	3,552	2,953	2,957
Depreciation and amortization (1)	110,973	108,566	68,908	57,158	57,226
Other operating expenses	28,572	31,266	19,157	14,633	14,552
Gain on disposal of property and equipment	(35,040)	(33,544)	(33,270)	(15,109)	(32,133)
	619,765	739,487	469,955	450,844	422,066
Operating income (1)	116,580	131,868	112,302	94,901	106,557
Interest income	210	195	462	674	773
Interest expense	(19)	(446)	(208)	—	—
Income before income taxes (1)	116,771	131,617	112,556	95,575	107,330
Federal and state income taxes	43,715	46,783	41,974	34,034	37,398
Net income (1)	$73,056	$84,834	$70,582	$61,541	$69,932
Weighted average shares outstanding (5)
Basic	86,974	87,748	85,209	85,892	89,656
Diluted	87,109	87,923	85,441	86,201	89,673
Earnings per share (1)
Basic	$0.84	$0.97	$0.83	$0.72	$0.78
Diluted	$0.84	$0.96	$0.83	$0.71	$0.78
Dividends declared per share (2)	$0.08	$0.08	$0.08	$1.08	$0.08
Balance Sheet data:
Net working capital	$70,276	$81,944	$55,732	$146,070	$167,772
Total assets	736,030	759,994	724,841	467,737	525,666
Long-term debt (3)	—	24,600	75,000	—	—
Stockholders' equity (2)	469,928	476,587	397,653	290,364	340,771

(1)
Effective July 1, 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance from the 150% declining balance method because a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life.

(2)	During 2012 we paid a special dividend of $1.00 per share ($85.0 million), which was in addition to regular quarterly dividends declared.

(3)
During 2013 we entered into an unsecured reducing line of credit agreement. Maximum borrowing capacity as of December 31, 2015 was $200.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $195.3 million under such line of credit.

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
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected impact of regulatory changes, future inflation, future share repurchases, if any, fuel expense and the future effectiveness of fuel surcharge programs and price hedges, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  The demand for freight services was moderate in 2013 and strong in 2014 as demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 compared to 2014 levels. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that reduce drivers' availability. Industry regulations, including the thirty minute break within the first eight hours of driving requirement that became effective July 1, 2013, have and will continue to reduce driver utilization compared to previous periods. Further, conformity to the ELD requirement will continue to reduce overall industry capacity and driver availability. We cannot predict how future regulations will impact driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, but also a general industry trend toward increased driver wages to attract and retain qualified drivers. We cannot currently predict how long this volatility will continue or its future impact.

Competition for drivers, which has historically been intense, has recently escalated due to higher demand for freight services and decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our driver pay package in late 2014 and early 2015, raising driver compensation, on average, by approximately 13%. Our new driver pay package includes future pay increases based on years of continued service to us and increased rates for accident-free miles of operation. We believe this compensation increase solidified our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks which are critical to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities as fuel expense, at approximately 16.8% of operating revenues at December 31, 2015, is our highest cost after salaries, wages and benefits to our drivers and other employees. Average DOE diesel fuel prices for 2013 through 2015 were, $3.92, $3.81, and $2.69 respectively. The average price per gallon in 2016, through February 24, 2016, was $2.05. Although the average price per gallon in 2015 is the lowest it has been since 2009, we cannot predict what fuel prices will be throughout 2016. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors.  At December 31, 2015, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At December 31, 2015, our tractor fleet had an average age of 1.25 years and our trailer fleet had an average age of 4.6 years.

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

We ended 2015 with operating revenues of $736.3 million, including fuel surcharges, net income of $73.1 million, and basic net income per share of $0.84 on basic weighted average outstanding shares of 87.0 million compared to operating revenues of $871.4 million, including fuel surcharges, net income of $84.8 million, and basic net income per share of $0.97 on basic weighted average shares of 87.7 million in 2014. We posted an 84.2% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2015, compared to 84.9% for the same period of 2014, and a 9.9% net margin (which represents net income as a percentage of operating revenues) for 2015, compared to 9.7% in same period of 2014. We had total assets of $736.0 million at December 31, 2015. We achieved a return on assets of 9.5% and a return on equity of 14.8% over the year ended December 31, 2015, compared to 11.4% and 19.1% respectively, for 2014.

Our cash flow from operating activities for the twelve months ended December 31, 2015 of $190.5 million was 25.9% of operating revenues, compared to $172.5 million and 19.8% in 2014.  During 2015, we used $67.2 million in net investing cash flows, of which $68.5 million was used in net purchases of revenue equipment. We used $107.3 million in financing activities, of which $74.0 million was for repurchases of common stock, $24.6 million repayment of acquisition-related debt, and $6.9 million was used to pay dividends to our shareholders during 2015. As a result, our cash and cash equivalents increased $15.9 million during the year ended December 31, 2015 compared to 2014.  We ended 2015 with cash and cash equivalents of $33.2 million and no outstanding debt.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.7%	31.9%	30.7%
Rent and purchased transportation	4.7	6.0	2.2
Fuel	16.8	25.2	29.6
Operations and maintenance	4.6	4.5	3.8
Operating taxes and licenses	2.5	2.3	1.8
Insurance and claims	2.9	2.1	2.6
Communications and utilities	0.8	0.7	0.6
Depreciation and amortization	15.1	12.5	11.8
Other operating expenses	3.9	3.6	3.3
Gain on disposal of property and equipment	(4.8)	(3.8)	(5.7)
	84.2%	84.9%	80.7%
Operating income	15.8%	15.1%	19.3%
Interest income	0.0%	0.0%	0.0%
Interest expense	0.0%	0.0%	0.0%
Income before income taxes	15.8%	15.1%	19.3%
Income taxes	5.9	5.4	7.2
Net income	9.9%	9.7%	12.1%

Year Ended December 31, 2015 Compared With the Year Ended December 31, 2014

Operating revenue decreased $135.1 million (15.5%), to $736.3 million for the year ended December 31, 2015 from $871.4 million for the year ended December 31, 2014.  The decrease in revenue was the result of a decrease in fuel surcharge revenue of $78.6 million and a decrease in trucking revenues of $56.4 million. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a 12.6% decrease in loaded miles combined with an increase in the rate per loaded mile compared to 2014.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a decrease in average DOE diesel fuel prices of 29.5% during 2015 compared to 2014, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $0.8 million (0.3%), to $277.3 million for the year ended December 31, 2015 from $278.1 million in the 2014 period.  Salaries, wages, and benefits decreased slightly due to the net effect of decreased driver and non-

driver payroll expense mostly offset by increased healthcare insurance and workers' compensation claims expense. Salaries, wages, and benefits decreased $6.7 million which was a result of less miles driven and a decrease in non-driver personnel payroll as we improved our ratio of driver to non-driver employees during 2015. The reduction in miles driven outpaced the rate per mile pay increase implemented in 2015. The decrease in driver and non-driver payroll was mostly offset by an increase of health insurance and workers' compensation claims expense of $5.9 million which was due to increased severity and frequency of claims.

Rent and purchased transportation decreased $17.5 million (33.6%), to $34.5 million for the year ended December 31, 2015 from $52.0 million in the comparable period of 2014.  The decrease was attributable to a decrease in amounts paid to third party carriers on brokered loads of $6.1 million, a decrease in amounts paid to independent contractors of $4.9 million, and a decrease in amounts paid for operating leases of revenue equipment and leased property expense of $6.5 million. The decreases in third party broker expense, operating leases of revenue equipment, and leased terminal property expense were due to lower volumes of brokered loads and less revenue equipment and terminal properties under lease agreements. The decrease in amounts paid to independent contractors was due to a decrease in the miles driven by independent contractors during 2015 as compared to 2014. During the year ended December 31, 2015, independent contractors accounted for 3.1% of the total fleet miles compared to 3.6% for the same period of 2014.

Fuel decreased $95.6 million (43.6%), to $123.7 million for the year ended December 31, 2015 from $219.3 million for the same period of 2014. The decrease was primarily the result of fuel cost per mile, net of fuel surcharge, decreasing 27.9% in 2015 compared to 2014, due in part to a 29.5% decrease in the average diesel price per gallon as reported by the DOE. In addition, further reductions were due to decreased miles, increased fuel economy on our tractor fleet, and operational efficiencies.  Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included increased fuel economy due to newer, more fuel efficient revenue equipment, decreases in fuel surcharge revenues as a percentage of fuel costs due to prices in effect at fuel purchase compared to revenues collected, idle management controls, and a reduction of non-revenue miles as a result of improved network efficiencies.

Depreciation and amortization increased $2.4 million (2.2%), to $111.0 million during the year ended December 31, 2015 from $108.6 million in the same period of 2014.  The increase is mainly attributable to an increase in the amount of depreciation expense recognized per unit. Tractor depreciation increased $4.0 million due to a 12.9% increase in the depreciation recognized per unit during the year ended December 31, 2015, compared to the same period of 2014. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years. Compared to 2014, trailer and other equipment depreciation decreased $1.6 million due mainly to a 14.4% decrease in the number of trailer units depreciated during the year ended December 31, 2015, partially offset by 8.8% higher depreciation expense per unit.

Operating and maintenance expense decreased $5.1 million (12.9%), to $34.0 million during the year ended December 31, 2015, from $39.1 million in the same period of 2014. Operating and maintenance costs decreased mainly due to a decrease in the number of revenue equipment units in the fleet and a decrease in miles driven.

Operating taxes and licenses expense decreased $2.3 million (11.2%), to $18.1 million during the year ended December 31, 2015 from $20.4 million in 2014, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense increased $3.7 million (20.5%), to $21.6 million during the year ended December 31, 2015 from $17.9 million in 2014, due to increased severity and frequency of claims in 2015. Other operating expenses decreased $2.7 million (8.6%), to $28.6 million, during the year ended December 31, 2015 from $31.3 million in 2014, due to a decrease in miles driven.

Gains on the disposal of property and equipment increased $1.5 million (4.5%), to $35.0 million during the year ended December 31, 2015, from $33.5 million in the same period of 2014.  The increase was mainly the combined effect of an increase of $12.2 million in gains on trailer equipment sales, $0.8 million increase in gains on sale of real estate property, offset by a decrease of $11.5 million in gains on sales of tractor equipment. The increase in gains on trailer sales was due to a 34% increase in the number of units sold and a gain per unit increase of 57%. The decrease in gains on sales of tractor equipment was due to a 64% decrease in gains per unit offset partially by an increase in the number of units sold. We currently anticipate tractor and trailer equipment sale activity during 2016 to decrease significantly compared to 2015 levels with total estimated gains of approximately $6.0 to $7.0 million.

Interest expense decreased $0.4 million during the year ended December 31, 2015 compared to 2014. We had outstanding borrowings, on our line of credit, throughout 2014. All outstanding borrowings, on our line of credit, were repaid in January, 2015.

Our effective tax rate was 37.4% and 35.5% for years ended December 31, 2015 and 2014, respectively.  The increase in the effective tax rate for 2015 is primarily attributable to the absence of a favorable provision to return adjustment which occurred in 2014.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 84.2% during the year ended December 31, 2015, compared to 84.9% during the year ended December 31, 2014.  Net income decreased $11.8 million (13.9%), to $73.1 million for the year ended December 31, 2015, from $84.8 million during the 2014 period as a result of the net effects discussed above.

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

Depreciation and amortization increased $39.7 million (57.6%), to $108.6 million during the year ended December 31, 2014 from $68.9 million in the same period of 2013.  The increase is mainly attributable to an increase in the number of revenue equipment units (tractors and trailers) being depreciated. Tractor depreciation increased $26.8 million, giving effect to the change in depreciation method for tractors further discussed below, on a 42.9% increase in the number of tractor units depreciated during the year ended December 31, 2014, compared to the same period of 2013. As tractors are depreciated using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years.  Effective July 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance method from the 150% declining balance method because a stable used equipment market supported a return to our historical estimate of depreciation on tractor equipment over its expected useful life. Changing to the 125% declining balance method from the 150% declining balance method increased operating income and decreased depreciation expense by $3.3 million during the year ended December 31, 2014 compared to the same period of 2013. Compared to 2013, trailer depreciation increased $9.4 million on a 61.5% increase in the number of trailer units depreciated during the year ended December 31, 2014. Increases in all other depreciation and amortization totaled $3.6 million, mainly related to amortization of intangible assets and depreciation associated with leasehold improvements of leased terminal facilities.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2015 was cash flow generated from operating activities, although we maintained our line of credit to provide assistance with additional cash requirements, if necessary, to fund capital expenditures. During 2015, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment as well as eliminate the outstanding balance on our line of credit. We had no outstanding borrowings at December 31, 2015.

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015, and will decrease to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, subject to the ability of Heartland Express, Inc. of Iowa (the “Borrower”) to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at December 31, 2015. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2015.

Operating cash flow for 2015 was $190.5 million compared to $172.5 million during the same period of 2014.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, stock-based compensation, and gains on disposal of equipment) being approximately $41.4 million lower during 2015 compared to 2014, offset by an increase in cash flow generated by operating assets and liabilities of approximately $59.4 million.  The net increase in cash provided by operating assets and liabilities was mainly attributable to decreases in accounts receivable related to timing of customer payments and a reduced income tax receivable position at December 31, 2015. Additionally, the change in accounts payable due to timing of revenue equipment payments resulted in improved cash flows during 2015 compared to 2014. Cash flows from operating activities during 2014 were $172.5 million compared to $111.2 million during the same period of 2013.  This was primarily a result of net income (excluding non-cash depreciation, changes in deferred taxes, stock-based compensation, loss on sale of investments and gains on disposal of equipment) being approximately $82.5 million higher during 2014 compared to 2013 offset by a decrease in cash flow generated by operating assets and liabilities of approximately $21.3 million. Cash flow from operating activities was 25.9% of operating revenues for the year ended December 31, 2015, compared to 19.8% and 19.1%, respectively, for the same periods of 2014 and 2013.

Cash flows used in investing activities was $67.2 million during 2015, a decrease in cash used of $48.3 million compared to cash flows used in investing activities of $115.5 million during 2014.  The decrease in cash used in investing activities was mainly the result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $45.3 million, and a $3.0 million decrease in amounts paid for acquisition activity. Cash flows used in investing activities was $115.5 million during 2014 compared to cash flows used in investing activities of $133.5 million during 2013 or a decrease in cash used of $18.0 million.  The decrease in cash used in investing activities was mainly the result of a $107.9 million decrease in amounts paid for acquisition activity, offset by increases in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $70.8 million and a decrease in calls of investments in auction rate security investments of $21.1 million compared to 2013. We currently anticipate net capital expenditures to be approximately $45 million to $55 million for 2016, most of which relates to tractor and trailer purchases throughout 2016.

Cash flows used in financing activities increased $49.9 million in 2015 compared to 2014. During 2015, we repurchased $74.0 million of our common stock and did not have any repurchases in 2014 or 2013. We had debt repayments of $24.6 million on the Credit Agreement in 2015 compared to $50.4 million net repayments of debt during 2014. In addition, we declared and paid $6.9 million of dividends to our shareholders in 2015 compared to $7.0 million in 2014. Cash flows used in financing activities decreased $22.4 million in 2014 compared to 2013. During 2014, we had borrowings of $19.1 million and repayments of $69.5 million, resulting in net repayments of $50.4 million on the Credit Agreement during 2014 compared to $75.0 million net borrowings of debt mainly used to refinance acquired debt during 2013. In addition, we declared and paid $7.0 million of dividends to our shareholders in 2014 compared to $6.9 million in 2013.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 4.2 million shares remained authorized for repurchase under the program as of December 31, 2015 and the program has no expiration date. There were 3.8 million shares repurchased in the open market during the year ended December 31, 2015 and no shares were repurchased during the years ended December 31, 2014 and 2013. Shares repurchased during 2015 were accounted for as treasury stock. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $24.7 million in 2015, which was $1.0 million higher than income taxes paid during 2014 of $23.7 million, and lower than the $38.1 million paid in 2013.  The increase in 2015 compared to 2014 was mainly due to an increase in taxable income offset by approximately $15.0 million in refunds received in 2015. The increase in taxable income was largely the result of reduced tax depreciation due to lower net capital expenditures in 2015 compared to 2014. We paid income taxes, net of refunds, of $23.7 million in 2014, which was $14.4 million lower than income taxes paid during 2013 of $38.1 million.  The decrease was mainly due to a decrease in taxable income driven by higher tax depreciation on revenue equipment purchases. The higher tax depreciation resulted from a 50% bonus depreciation for tax purposes on new tractor and trailer equipment purchases and accelerated tax methods on the remaining depreciable basis after the effects of bonus depreciation.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At December 31, 2015, we had $33.2 million in cash and cash equivalents, no outstanding debt, and $195.3 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

The Company’s liquidity and financial condition is not materially affected by off-balance sheet transactions. In conjunction with an acquisition, we became party to certain operating leases to finance a portion of our revenue equipment and terminal facilities. Operating lease expense during 2015 was $7.2 million compared to $12.5 million in 2014. The future operating lease obligations are detailed in the Contractual Obligations and Commercial Commitments table below.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2015.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$43.1	$43.1	$—	$—	$—
Operating lease obligations	7.1	3.4	3.7	—	—
Obligations for unrecognized tax benefits (2)	16.2	—	—	—	16.2
	$66.4	$46.5	$3.7	$—	$16.2

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)	Obligations for unrecognized tax benefits represent potential liabilities and include interest and penalties of $4.7 million. We are unable to reasonably determine when these amounts will be settled.

At December 31, 2015, we had a total of $11.6 million in gross unrecognized tax benefits.  Of this amount, $7.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2015.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $4.7 million at December 31, 2015, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2015
(in thousands)
Gross unrecognized tax benefits	$11,569
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	4,659
Obligations for unrecognized tax benefits	$16,228

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 million to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2012 and forward. Tax years 2005 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2015, we did not have any capital lease obligations.

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

Management estimated the remaining useful lives of revenue equipment and other assets acquired from acquisition during 2013 based on the original purchase date, estimated life of the asset, the estimated remaining life of the asset as of the acquisition date, and estimated holding period of the asset.

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2015, 2014, and 2013.

Goodwill and other intangibles

We perform an annual impairment test on goodwill. This annual assessment is conducted at the end of September unless events or circumstances indicate that it is more likely than not that impairment has occurred prior to that date or from the assessment date through our year end, December 31st.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2015, 2014, and 2013.

Contingent consideration

We estimate and record the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of comprehensive income. An increase in the earn-out expected to be paid in connection with an acquisition will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results.

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

General

We are exposed to market risk changes in interest rates on our long-term debt; to the extent we have outstanding borrowings and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because substantially all of our operations are confined to the United States, we are not directly subject to a material foreign currency risk.

Interest Rate Risk

We had no debt outstanding at December 31, 2015. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2015, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2015 amounts, a $1.00 increase in the average price of fuel, year over year, would decrease our income before income taxes by approximately $7.8 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2016, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in income before income taxes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2015. Based on our evaluation under the framework in Internal Control– Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our auditor, KPMG LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report beginning on page F-1.

Changes in Internal Control Over Financial Reporting – There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 5, 2016 (the “Proxy Statement”).

Code of Ethics

We have adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to our employees including the principal executive officer, principal financial officer, controller, and persons performing similar functions. In addition, we have adopted a code of ethics known as “Code of Ethics for Senior Financial Officers” that applies to our senior financial officers, including our chief executive officer, treasurer, controller, and other senior financial officers performing similar functions who have been identified by the chief executive officer. We make these codes available on our website at www.heartlandexpress.com (and in print to any shareholder who requests them). Information on our website is not incorporated by reference into this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2015, 2014, and 2013	S 1

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

21	Subsidiaries of the Registrant. Filed herewith.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.

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

HEARTLAND EXPRESS, INC.

Date:	February 29, 2016	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	February 29, 2016
John P. Cosaert

/s/ Benjamin J. Allen	Director	February 29, 2016
Benjamin J. Allen

/s/ Lawrence D. Crouse	Director	February 29, 2016
Lawrence D. Crouse

/s/ James G. Pratt	Director	February 29, 2016
James G. Pratt

/s/ Tahira K. Hira	Director	February 29, 2016
Tahira K. Hira

/s/ Larry J. Gordon	Director	February 29, 2016
Larry J. Gordon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Des Moines, Iowa
February 29, 2016

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$33,232	$17,303
Trade receivables, net	61,009	77,034
Prepaid tires	9,584	10,160
Prepaid shop supplies	—	2,056
Other current assets	8,316	8,992
Income tax receivable	7,641	19,920
Deferred income taxes, net	16,662	14,767
Total current assets	136,444	150,232
PROPERTY AND EQUIPMENT
Land and land improvements	37,899	22,463
Buildings	47,837	34,151
Leasehold improvements	1,703	8,033
Furniture and fixtures	2,096	2,096
Shop and service equipment	10,917	10,820
Revenue equipment	571,281	600,335
Construction in progress	213	668
	671,946	678,566
Less accumulated depreciation	197,948	198,007
Property and equipment, net	473,998	480,559
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	14,013	16,380
OTHER ASSETS	11,363	12,611
	$736,030	$759,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,516	$8,261
Compensation and benefits	24,636	26,303
Insurance accruals	21,573	19,249
Other accruals	12,443	14,475
Total current liabilities	66,168	68,288
LONG-TERM LIABILITIES
Income taxes payable	16,228	18,296
Long-term debt	—	24,600
Deferred income taxes, net	112,118	101,605
Insurance accruals less current portion	59,435	59,300
Other long-term liabilities	12,153	11,318
Total long-term liabilities	199,934	215,119
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2015 and 2014; outstanding 84,115 and 87,781 in 2015 and 2014, respectively	907	907
Additional paid-in capital	4,126	4,058
Retained earnings	575,948	509,834
Treasury stock, at cost; 6,574 and 2,908 shares in 2015 and 2014, respectively	(111,053)	(38,212)
	469,928	476,587
	$736,030	$759,994
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013

OPERATING REVENUE	$736,345	$871,355	$582,257

OPERATING EXPENSES
Salaries, wages and benefits	277,318	278,126	178,736
Rent and purchased transportation	34,489	51,950	12,808
Fuel	123,714	219,261	172,315
Operations and maintenance	34,025	39,052	22,345
Operating taxes and licenses	18,095	20,370	10,516
Insurance and claims	21,618	17,946	14,888
Communications and utilities	6,001	6,494	3,552
Depreciation and amortization	110,973	108,566	68,908
Other operating expenses	28,572	31,266	19,157
Gain on disposal of property and equipment	(35,040)	(33,544)	(33,270)
	619,765	739,487	469,955

Operating income	116,580	131,868	112,302

Interest income	210	195	462

Interest expense	(19)	(446)	(208)

Income before income taxes	116,771	131,617	112,556

Federal and state income taxes	43,715	46,783	41,974

Net income	$73,056	$84,834	$70,582
Other comprehensive income, net of tax	—	—	1,284
Comprehensive income	$73,056	$84,834	$71,866

Net income per share
Basic	$0.84	$0.97	$0.83
Diluted	$0.84	$0.96	$0.83

Weighted average shares outstanding
Basic	86,974	87,748	85,209
Diluted	87,109	87,923	85,441

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
					Accumulated
	Capital	Additional			Other
	Stock,	Paid-In	Retained	Treasury	Comprehensive
	Common	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2013	$907	$2,968	$368,313	$(80,540)	$(1,284)	$290,364
Net income	—	—	70,582	—	—	70,582
Other comprehensive income, net of tax	—	—	—	—	1,284	1,284
Dividends on common stock, $0.08 per share	—	—	(6,861)	—	—	(6,861)
Issuance of common stock	—	1,745	—	39,355	—	41,100
Stock-based compensation, net of tax	—	1,184	—	—	—	1,184
Balance, December 31, 2013	907	5,897	432,034	(41,185)	—	397,653
Net income	—	—	84,834	—	—	84,834
Dividends on common stock, $0.08 per share	—	—	(7,034)	—	—	(7,034)
Stock-based compensation, net of tax	—	(1,839)	—	2,973	—	1,134
Balance, December 31, 2014	907	4,058	509,834	(38,212)	—	476,587
Net income	—	—	73,056	—	—	73,056
Dividends on common stock, $0.08 per share	—	—	(6,942)	—	—	(6,942)
Repurchases of common stock	—	—	—	(74,024)	—	(74,024)
Stock-based compensation, net of tax	—	68	—	1,183	—	1,251
Balance, December 31, 2015	$907	$4,126	$575,948	$(111,053)	$—	$469,928

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2015	2014	2013
Net income	$73,056	$84,834	$70,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,848	109,629	69,649
Deferred income taxes	8,618	39,067	10,262
Loss on sale of investments	—	—	200
Amortization of stock-based compensation, net of tax	1,251	1,134	1,184
Gain on disposal of property and equipment	(35,040)	(33,544)	(33,270)
Changes in certain working capital items (net of acquisition):
Trade receivables	16,025	7,366	7,834
Prepaid expenses and other current assets	4,301	(1,009)	904
Accounts payable, accrued liabilities, and accrued expenses	202	(19,017)	(9,722)
Accrued income taxes	10,211	(16,007)	(6,388)
Net cash provided by operating activities	190,472	172,453	111,235
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	148,792	91,266	92,313
Purchases of property and equipment, net of trades	(217,253)	(204,973)	(135,195)
Maturity, calls and sales of investments	—	—	21,100
Acquisition of business, net of cash acquired	—	(3,011)	(110,900)
Change in other assets	1,248	1,239	(825)
Net cash used in investing activities	(67,213)	(115,479)	(133,507)
FINANCING ACTIVITIES
Cash dividends paid	(6,942)	(7,034)	(6,861)
Borrowings on line of credit	—	19,100	75,000
Repayments on line of credit	(24,600)	(69,500)	—
Payment of contingent consideration related to acquisition	(1,764)	—	—
Repayments on debt assumed	—	—	(147,942)
Repurchases of common stock	(74,024)	—	—
Net cash used in financing activities	(107,330)	(57,434)	(79,803)
Net increase (decrease) in cash and cash equivalents	15,929	(460)	(102,075)
CASH AND CASH EQUIVALENTS
Beginning of period	17,303	17,763	119,838
End of period	$33,232	$17,303	$17,763
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40	$484	$4
Cash paid during the period for income taxes, net of refunds	$24,701	$23,723	$38,101
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$3,393	$2,138
Purchased property and equipment in accounts payable	$1,217	$230	$11,191
Issuance of common stock in acquisition of business	$—	$—	$41,100
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc., (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Gordon Trucking, Inc. (“GTI”), Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A&M Express, Inc. We and our subsidiaries operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide multiple transportation services across the United States (U.S.) and parts of Canada. We offer primarily asset-based transportation services in the dry van truckload market and also offer truckload temperature-controlled transportation services and non-asset based brokerage services. None of our transportation services individually meet the definition of a segment. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2015 and 2014, restricted and designated cash and investments totaled $11.4 million and $12.6 million, respectively, all of which was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.4 million and $1.4 million at December 31, 2015 and 2014, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.5 million and $1.3 million at December 31, 2015 and 2014, respectively.

Prepaid Shop Supplies

Prepaid shop supplies consist mainly of parts for revenue equipment and are valued at the lower of average cost or market.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.9 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

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

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2015, 2014, and 2013.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $3.1 million, $2.7 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Goodwill

Goodwill is tested at least annually for impairment by applying a fair value based analysis in accordance with the authoritative accounting guidance on goodwill.  Our annual assessment is conducted as of the end of September each year and no indicators requiring assessment were identified during the period from this assessment through year-end.  Management determined that no impairment charge was required for the years ended December 31, 2015, 2014, and 2013.

Other Intangibles, Net

Other intangibles, net consists primarily of a tradename, covenants not to compete, customer relationships, and real estate purchase options. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no impairment charge was required for the years ended December 31, 2015, 2014, and 2013. See Notes 3 and 4 for additional information regarding intangible assets.

Contingent Consideration

We estimate and record the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, we estimate changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of comprehensive income. An increase in the earn-out expected to be paid in connection with an acquisition will result in a charge to operations in the year that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the year that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect our future financial results.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $6.5 million and $6.7 million are included in other accruals in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Revenue and Expense Recognition

Revenue is generally recognized when freight is delivered. Revenue is estimated for multiple-stop loads based on the number of miles run prior to the end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period is estimated as part of revenue for that period. Fuel surcharge revenue charged to customers and freight brokerage services on freight brokered to third party carriers are earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $91.8 million, $170.4 million, and $118.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are included in operating revenue in the consolidated statement of comprehensive income. Revenue associated with freight brokerage services are recognized on a gross basis and as freight is delivered, as the Company is the primary obligor, although revenues are not material to the Company's consolidated operations. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for multiple-stop loads at the end of an accounting period.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $6.9 million related to all awards granted under the program is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2018.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2015, 2014, and 2013, we granted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share (“EPS”) for 2015, 2014, and 2013 is as follows (in thousands, except per share data):

	2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$73,056	86,974	$0.84
Effect of restricted stock	—	135
Diluted EPS	$73,056	87,109	$0.84

	2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$84,834	87,748	$0.97
Effect of restricted stock	—	175
Diluted EPS	$84,834	87,923	$0.96

	2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,582	85,209	$0.83
Effect of restricted stock	—	232
Diluted EPS	$70,582	85,441	$0.83

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change in enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2015 and 2014. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2015 and 2014, comprehensive income consisted of net income. For the year ended December 31, 2013, comprehensive income consists of net income and unrealized gains on available-for-sale securities.

During the year ended December 31, 2013, there was $1.3 million of income recorded directly in stockholders' equity related entirely to an unrealized gain on available for sale securities due to the reversal of a previously recorded reserve to adjust certain investments to estimated fair value based on calls of investments at par.

New Accounting Pronouncements

In November, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Upon adoption, the Company will net its current deferred tax asset with its noncurrent deferred tax liability as noncurrent on the balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company plans to adopt the standard in the first quarter of its fiscal year ended December 31, 2016.

In May, 2014, the FASB issued ASU 2014-09 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition in GAAP when it becomes effective. The original guidance was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14 and agreed to defer the effective date of this guidance by one year, with early adoption permitted on the original effective date. The new guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 36%, 32%, and 32% of operating revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Our five largest customers accounted for approximately 33% and 28% of gross accounts receivable as of December 31, 2015 and 2014, respectively.

There was no single customer that accounted for more than 10% of operating revenues for the years ended December 31, 2015, 2014, and 2013.

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

The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $24.0 million of the purchase price, in the form of our common stock, was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the Sellers' indemnification obligations to the Buyer, and $6.0 million of the purchase price in cash was placed in escrow to secure the post-closing working capital adjustment, which was released when the post-closing working capital adjustment was finalized in the first quarter of 2014. The shares originally valued at $24.0 million at closing, that were placed in escrow, were released in May 2015 upon satisfaction of the escrow requirements.

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

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2013 assume that the acquisition of GTI occurred as of January 1, 2013.

Year ended
December 31, 2013
(in thousands)
Operating revenue	$961,525
Net income	90,821

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The assets and liabilities associated with GTI were recorded at their fair values as of the acquisition date and the amounts are as follows:

ALLOCATION OF PURCHASE PRICE	(in thousands)
Cash and cash equivalents	$21,485
Accounts receivable	45,679
Other current assets	14,371
Property and equipment	189,409
Other non-current assets	3,916
Intangible assets	19,042
Goodwill	95,371
Total assets	389,273
Accounts payable and accrued expenses	(30,665)
Insurance accruals	(23,821)
Long-term debt	(147,942)
Contingent consideration	(13,618)
Other accruals	(1,227)
Total consideration transferred	$172,000

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$115,900
Cash paid pursuant to an Asset Purchase Agreement	15,000
Common stock issued (par value of $0.01)	$41,100
Consideration transferred at closing	$172,000

Cash acquired included in historical book value of GTI assets and liabilities	(20,000)
Debt assumption	148,000
$300,000

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
$20,000

Per the terms of the Stock Purchase Agreement, the Sellers will be entitled to any unearned earn-out amounts for 2014 and 2015 if the maximum earn-out target is achieved in either the 2016 or 2017 earn-out period, but in no event will the earn-out exceed $20.0 million in the aggregate for all earn-out periods. Contingent consideration of $1.8 million was paid in 2015 related to the 2014 earn-out requirements. At December 31, 2015, the Company estimated the potential earn-out liability was $12.2 million, all of which was included in other long-term liabilities. At December 31, 2014, the Company estimated the potential earn-out liability was $13.6 million, of which $2.3 million was included in other current liabilities and $11.3 million was included in other long-term liabilities.

Note 4. Intangible Assets and Goodwill

The following tables summarize the intangible assets subject to amortization for the years ended December 31, 2015 and December 31, 2014.

	2015
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$807	$6,793
Tradename	6	7,400	2,620	4,780
Covenants not to compete	10	3,100	660	2,440
Real estate options	2.2	942	942	—
		$19,042	$5,029	$14,013

	2014
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$428	$7,172
Tradename	6	7,400	1,388	6,012
Covenants not to compete	10	3,100	351	2,749
Real estate options	2.2	942	495	447
		$19,042	$2,662	$16,380

Amortization expense for the twelve months ended December 31, 2015 and 2014 was $2.4 million and $2.4 million, respectively, and was included in depreciation and amortization in the consolidated statements of comprehensive income. Future amortization expense for intangible assets is estimated at $1.9 million for 2016, $1.9 million for 2017, $1.9 million for 2018, $1.8 million for 2019, and $0.7 million for 2020.

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at January 1, 2014	98,686
Acquisition adjustments	1,526
Balance at December 31, 2014	100,212
Acquisition adjustments	—
Balance at December 31, 2015	$100,212

Included in the carrying amount of goodwill at December 31, 2013 was $1.5 million, which was included in accounts payable and accrued liabilities as of December 31, 2013, representing a working capital adjustment for additional amounts owed to the sellers of GTI for the amount by which the cash balance actually delivered at closing exceeded the estimated cash balance of $20.0 million to be paid at closing on November 11, 2013. The final consideration transferred over the net amount of assets and liabilities recognized on November 11, 2013 (goodwill) was still subject to post closing working capital adjustments at December 31, 2013. The working capital adjustments were finalized in March 2014 resulting in an additional payment of $3.0 million, which included the $1.5 million liability recorded at December 31, 2013.

Note 5.  Long-Term Debt

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015, and will decrease to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, subject to the ability of Heartland Express, Inc. of Iowa (the “Borrower”) to terminate the commitment at any time at no additional cost to the Borrower. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since no amounts borrowed and outstanding at December 31, 2015. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at December 31, 2015.

Long term debt consisted of the following at December 31 (in thousands):

	December 31, 2015	December 31, 2014
Long-term debt	$—	$24,600

The weighted average variable annual percentage rate (“APR”) for amounts borrowed and outstanding at December 31, 2014 was 0.787%. Borrowing under the line of credit is recorded in “Long-term debt” in the consolidated balance sheets. Outstanding letters of credit associated with the revolving line of credit at December 31, 2015 were $4.7 million compared to $4.4 million at December 31, 2014. As of December 31, 2015, the line of credit available for future borrowing was $195.3 million compared to $196.0 million at December 31, 2014.

Note 6.  Accident and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $0.5 million or $2.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of these amounts are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for property damage to our tractors and trailers.

We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2015 and December 31, 2014 total deposits in this account were $1.4 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.  The State of Washington required us to deposit $0.7 million into a trust fund as part of the self insurance program. As of December 31, 2015 and 2014, $0.7 million and $0.7 million, respectively, of deposits were recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $7.8 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2015 or 2014.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2015 and 2014.

Note 7.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2015	2014
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$562	$478
Accrued expenses	9,212	8,969
Stock-based compensation	529	677
Insurance accruals	28,159	25,395
State net operating loss carryforward	1,688	3,241
Indirect tax benefits of unrecognized tax benefits	4,262	4,595
Other	387	772
Total gross deferred tax assets	44,799	44,127
Less valuation allowance	—	—
Net deferred tax assets	44,799	44,127
Deferred income tax liabilities:
Property and equipment	(133,720)	(125,611)
Goodwill	(3,725)	(2,385)
Prepaid expenses	(2,810)	(2,969)
	(140,255)	(130,965)
Net deferred tax liability	$(95,456)	$(86,838)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2015 and 2014 as follows:

	2015	2014
	(in thousands)
Current assets, net	$16,662	$14,767
Long-term liabilities, net	(112,118)	(101,605)
	$(95,456)	$(86,838)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2015 and 2014.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2015	2014	2013
	(in thousands)
Current income taxes:
Federal	$33,364	$6,860	$30,560
State	2,703	855	1,152
	36,067	7,715	31,712
Deferred income taxes:
Federal	5,170	36,706	7,192
State	2,478	2,362	3,070
	7,648	39,068	10,262
Total	$43,715	$46,783	$41,974

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2015	2014	2013
	(in thousands)
Federal tax at statutory rate (35%)	$40,870	$46,066	$39,395
State taxes, net of federal benefit	4,022	2,737	3,242
Non-taxable interest income	(6)	(7)	(20)
Uncertain income tax penalties and interest, net	(1,006)	(993)	(766)
Other	(165)	(1,020)	123
	$43,715	$46,783	$41,974

At December 31, 2015 and December 31, 2014, we had a total of $11.6 million and $12.6 million in gross unrecognized tax benefits, respectively.  Of this amount, $7.3 million and $8.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2015 and December 31, 2014, respectively.  Unrecognized tax benefits were a net decrease of $1.1 million and $0.8 million during the years ended December 31, 2015 and 2014, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $4.7 million and $5.7 million at December 31, 2015 and December 31, 2014, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2015, 2014 and 2013 was a benefit of approximately $1.0 million, $1.0 million, and $0.8 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2015, 2014 and 2013 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(in thousands)
Balance at January 1,	$12,632	$13,432
Additions based on tax positions related to current year	954	983
Additions for tax positions of prior years	—	277
Reductions for tax positions of prior years	(90)	—
Reductions due to lapse of applicable statute of limitations	(1,927)	(2,060)
Settlements	—	—
Balance at December 31,	$11,569	$12,632

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is a decrease of approximately $1.8 million to a decrease of $2.8 million during the next twelve months, mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2012 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 8.  Operating Leases

We have operating leases for certain revenue equipment. A portion of these leases are with a commercial tractor dealership, which is owned by a board member and one of our employees. Rent expense for these leases was $3.3 million, $8.3 million, and $1.3 million, (including related-party rental expense totaling $3.0 million, $6.8 million, and $0.9 million), for the year ended December 31, 2015, 2014, and 2013, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The leases expire in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and one of our employees and a commercial tractor dealership whose owners include a board member and one of our employees. The related-party rental payments were entered into as a result of the Transaction. Rent expense for terminal facilities were $3.9 million, $4.2 million and $0.7 million, (including related-party rental expense totaling $3.6 million, $3.9 million, and $0.6 million), for the years ended December 31, 2015, 2014, and 2013, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2016 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We exercised our purchase option on the Pontoon Beach, Illinois; Rancho Cucamonga, California; Boise, Idaho; and Medford, Oregon terminals and completed these transactions during 2015. We exercised our purchase option on the Lathrop, California terminal and finalized this purchase during the second quarter of 2014. We paid $21.6 million and $2.8 million, respectively, to various limited liability companies, whose members include a board member and one of our employees, as a result of these transactions. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 4 for acquisition-date fair value of the “Real estate options”.

As of December 31, 2015, we did not have any capital lease obligations. Future minimum lease payments related to the operating leases described above, as of December 31, 2015, are as follows:

	Amounts (in thousands)
	Related Party	Non-Related Party	Total
2016	$3,118	$253	$3,371
2017	1,842	135	1,977
2018	1,688	—	1,688
2019	—	—	—
Thereafter	—	—	—
Total	$6,648	$388	$7,036

See Note 12 for additional information regarding related party transactions.

Note 9. Equity

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing the prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 4.2 million shares remained authorized for repurchase under the program as of December 31, 2015 and the program has no expiration date. There were 3.8 million shares repurchased in the open market during the year ended December 31, 2015 and no shares were repurchased during the years ended December 31, 2014 and 2013. Shares repurchased during 2015 were accounted for as treasury stock. We account for treasury stock using the average cost method. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

During the years ended December 31, 2015, 2014 and 2013 our Board of Directors declared regular quarterly dividends totaling $6.9 million, $7.0 million, and $6.9 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. The shares granted in 2013 through 2015 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014 and ranged between $19.93 and $27.29 on the various grant dates during 2015. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $1.2 million, $1.1 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Unrecognized compensation expense was $0.5 million at December 31, 2015 which will be recognized over a weighted average period of 1.3 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2015, 2014 and 2013. The vesting date for the majority of awards vested in 2015 was June 1, 2015. The fair value of awards vested during 2015, 2014 and 2013 was $1.6 million, $1.1 million and $1.1 million, respectively.

	2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

	2014
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

	2013
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	276.8	$13.57
Granted	23.0	17.28
Vested	(75.3)	14.04
Forfeited	(13.0)	13.57
Outstanding (unvested) at end of year	211.5	$13.81

Note 11.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees (Heartland Plan) and discretionary matching contributions to driver and non-driver employees (GTI Plan).  Our profit sharing contributions totaled approximately $2.1 million, $2.1 million, and $0.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 12. Related Party

We lease terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and one of our employees, and a commercial tractor dealership whose owners include a board member and one of our employees. The terminal facility leases have initial five year terms, purchase options and options to renew excluding the Pacific, Washington location. The Pacific, Washington location contains lease renewal options and a right of first refusal on any sale of the property.

We purchased tractors from and sold tractors to the commercial tractor dealership noted above. We also have operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed this commercial tractor dealership $0.1 million and $0.1 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2015 and 2014, for parts and service delivered but not paid for prior to December 31, 2015 and 2014, respectively. We also provided certain administrative services to this commercial tractor dealership where we received payment for services through May 2014. Since that time we have continued to perform certain administrative functions related to our ongoing transactions but we are not entitled to receive payments for those services.

The related payments (receipts) with related parties for the years ended December 31, 2015 and 2014, and the period after the close of the Transaction, November 11, 2013 through December 31, 2013 were as follows:

	December 31, 2015	December 31, 2014	November 11, 2013 to December 31, 2013
	(in thousands)
Payments for tractor purchases	$58,599	$46,562	$6,884
Receipts for tractor sales	(38,064)	(15,564)	(2,138)
Receipts for trailer sales	(28)	(103)	—
Revenue equipment lease payments	3,223	6,842	930
Payments for parts and services	4,346	5,906	1,058
Terminal lease payments	3,408	3,930	572
Terminal purchase option payments	21,555	2,825	—
Administrative services receipts	—	(516)	(98)
	$53,039	$49,882	$7,208

There were no related party transactions prior to the close of the Transaction on November 11, 2013.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2015, was $43.1 million.

Note 14. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2015
Operating revenue	$187,523	$191,684	$182,533	$174,605
Operating income	28,261	35,739	24,861	27,719
Income before income taxes	28,273	35,800	24,926	27,772
Net income	17,612	23,316	15,113	17,015
Net income per share, basic	0.20	0.27	0.17	0.20
Net income per share, diluted	0.20	0.27	0.17	0.20

Year ended December 31, 2014
Operating revenue	$224,481	$226,785	$217,092	$202,997
Operating income	20,688	40,642	36,290	34,247
Income before income taxes	20,569	40,616	36,214	34,216
Net income	14,079	26,472	22,737	21,544
Net income per share, basic	0.16	0.30	0.26	0.25
Net income per share, diluted	0.16	0.30	0.26	0.25

Note 15.  Subsequent Events

As of February 24, 2016, we had repurchased an additional 0.9 million shares of our common stock for $14.7 million. No other events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts (1)	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$1,262	$318	$—	$105	$1,475
Year ended December 31, 2014	1,028	466	—	232	1,262
Year ended December 31, 2013	829	(27)	238	12	1,028

(1) Addition to allowance for doubtful accounts following acquisition of GTI.

See accompanying Report of Independent Registered Public Accounting Firm.

S 1