Form 10-Q
period 2016-03-31
HEARTLAND EXPRESS INC
filed 2016-05-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2016

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

As of May 6, 2016 there were 83,234,152 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$69,747	$33,232
Trade receivables, net	58,497	61,009
Prepaid tires	8,180	9,584
Other current assets	13,258	8,316
Income tax receivable	—	7,641
Deferred income taxes, net	—	16,662
Total current assets	149,682	136,444
PROPERTY AND EQUIPMENT
Land and land improvements	39,008	37,899
Buildings	47,837	47,837
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,096	2,096
Shop and service equipment	10,739	10,917
Revenue equipment	564,255	571,281
Construction in progress	441	213
	666,079	671,946
Less accumulated depreciation	219,382	197,948
Property and equipment, net	446,697	473,998
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	13,532	14,013
DEFERRED INCOME TAXES, NET	5,206	—
OTHER ASSETS	11,457	11,363
	$726,786	$736,030
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,367	$7,516
Compensation and benefits	27,126	24,636
Insurance accruals	22,338	21,573
Income taxes payable	6,486	—
Other accruals	12,823	12,443
Total current liabilities	75,140	66,168
LONG-TERM LIABILITIES
Income taxes payable	14,631	16,228
Deferred income taxes, net	93,884	112,118
Insurance accruals less current portion	63,630	59,435
Other long-term liabilities	10,953	12,153
Total long-term liabilities	183,098	199,934
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2016 and 2015; outstanding 83,234 and 84,115 in 2016 and 2015, respectively	907	907
Additional paid-in capital	4,023	4,126
Retained earnings	588,659	575,948
Treasury stock, at cost; 7,455 and 6,574 shares in 2016 and 2015 respectively	(125,041)	(111,053)
	468,548	469,928
	$726,786	$736,030

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2016	2015

OPERATING REVENUE	$162,786	$187,523

OPERATING EXPENSES
Salaries, wages, and benefits	$65,466	$70,996
Rent and purchased transportation	6,700	9,327
Fuel	21,194	34,256
Operations and maintenance	6,639	8,134
Operating taxes and licenses	3,891	4,813
Insurance and claims	8,092	6,644
Communications and utilities	1,204	1,543
Depreciation and amortization	25,705	25,974
Other operating expenses	4,933	7,757
Gain on disposal of property and equipment	(1,288)	(10,181)
	142,536	159,263

Operating income	20,250	28,260

Interest income	75	31

Interest expense	—	(19)

Income before income taxes	20,325	28,272

Federal and state income taxes	5,948	10,661

Net income	$14,377	$17,611
Other comprehensive income, net of tax	—	—
Comprehensive income	$14,377	$17,611

Net income per share
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

Weighted average shares outstanding
Basic	83,369	87,791
Diluted	83,460	87,965

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2015	$907	$4,126	$575,948	$(111,053)	$469,928
Net income	—	—	14,377	—	14,377
Dividends on common stock, $0.02 per share	—	—	(1,666)	—	(1,666)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation	—	(103)	—	690	587
Balance, March 31, 2016	$907	$4,023	$588,659	$(125,041)	$468,548

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$14,377	$17,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,705	26,237
Deferred income taxes	(6,778)	(1,524)
Amortization of stock-based compensation	587	287
Gain on disposal of property and equipment	(1,288)	(10,181)
Changes in certain working capital items:
Trade receivables	2,512	3,290
Prepaid expenses and other current assets	1,666	1,475
Accounts payable, accrued liabilities, and accrued expenses	6,599	6,805
Accrued income taxes	12,530	11,690
Net cash provided by operating activities	55,910	55,690
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	3,783	25,547
Purchases of property and equipment, net of trades	(2,865)	(5,222)
Change in designated funds for equipment purchases	(3,875)	(18,205)
Change in other assets	(94)	1,658
Net cash (used in) provided by investing activities	(3,051)	3,778
FINANCING ACTIVITIES
Payments of cash dividends	(1,666)	—
Repayments on line of credit	—	(24,600)
Repurchases of common stock	(14,678)	—
Net cash used in financing activities	(16,344)	(24,600)
Net increase in cash and cash equivalents	36,515	34,868
CASH AND CASH EQUIVALENTS
Beginning of period	33,232	17,303
End of period	$69,747	$52,171
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$40
Cash paid during the period for income taxes, net of refunds	$221	$492
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$—	$20,164
Sold property and equipment in other current assets	$892	$6,882
Common stock dividends declared in accounts payable	$—	$1,759

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 29, 2016. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2016, except as noted below in regards to the balance sheet classification of deferred taxes.

In February 2016, the FASB issued ASU 2016-02, "Leases". This update seeks to increases the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our consolidated financial statements.

In November, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company adopted this guidance prospectively and classified deferred tax asset and deferred tax liability amounts, by tax jurisdiction, as non-currrent within our balance sheet at March 31, 2016 and for future periods. Prior periods presented have not been adjusted.

In May, 2014, the FASB issued ASU 2014-09 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition in GAAP when it becomes effective. The original guidance was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14 and agreed to defer the effective date of this guidance by one year, with early adoption permitted on the original effective date. The new guidance permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08 which amends the guidance around principal versus agent and clarifies the control principle of goods and services. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2016.

Note 3. Segment Information

We provide multiple transportation services across the United States (U.S.) and parts of Canada. We offer primarily asset-based transportation services in the dry van truckload market and also offer truckload temperature-controlled transportation services and non-asset based brokerage services. None of our transportation services or geographical-based regional terminals individually meet the definition of a segment. Our Chief Operating Decision Maker is our Chief Executive Officer who oversees and manages all of our transportation services and regional terminals, on a combined basis, including the legacy transportation services of acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2016, restricted and designated cash and investments totaled $15.3 million and $3.9 million was included in other current assets and $11.4 million was included in other non-current assets in the consolidated balance sheets. Restricted and designated cash and investments totaled $11.4 million at December 31, 2015, all of which was included in other non-current assets in the consolidated balance sheets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.0 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2016. Amortization expense of $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, was included in depreciation and amortization in the consolidated statement of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2016:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$902	$6,698
Tradename	6	7,400	2,928	4,472
Covenants not to compete	10	3,100	738	2,362
Real estate options	2.2	942	942	—
		$19,042	$5,510	$13,532

Carrying amounts of goodwill were as follows:

(in thousands)
Balance at December 31, 2015	$100,212
Acquisitions	—
Balance at March 31, 2016	$100,212

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2016 and March 31, 2015, we had unvested shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2016 and March 31, 2015 is as follows (in thousands, except per share data):

	Three months ended March 31, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,377	83,369	$0.17
Effect of restricted stock	—	91
Diluted EPS	$14,377	83,460	$0.17

	Three months ended March 31, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,611	87,791	$0.20
Effect of restricted stock	—	174
Diluted EPS	$17,611	87,965	$0.20

Note 8. Equity

In September 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Upon completing the prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 3.3 million shares remain authorized for repurchase under the program as of March 31, 2016 and the program has no expiration date. There were 0.9 million and no shares repurchased in the open market during the three months ended March 31, 2016 and 2015, respectively. Shares repurchased during 2016 were accounted for as treasury stock. We account for treasury stock using the average cost method. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

During the three months ended March 31, 2016 and 2015, our Board of Directors declared regular quarterly dividends totaling $1.7 million and $1.8 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. As of March 31, 2016, there were 0.5 million shares that had been granted to employees. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. The shares granted in 2013 through 2016 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during the three months ended March 31, 2016. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.6 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation expense was $0.4 million at March 31, 2016 which will be recognized over a weighted average period of 1.1 years.

The following tables summarizes our restricted stock award activity for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	33.0	17.48
Vested	(46.4)	18.51
Forfeited	—	—
Outstanding (unvested) at end of period	89.0	$17.68

	Three Months Ended March 31, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	183.1	$16.78
Granted	2.0	27.29
Vested	(10.0)	13.57
Forfeited	—	—
Outstanding (unvested) at end of period	175.1	$16.49

Note 10.  Long-Term Debt

In November 2013, we entered into a credit agreement (the “Credit Agreement”) by and among Wells Fargo Bank, National Association, (the “Bank”), Heartland Express, Inc. of Iowa as the borrower (the “Borrower”), us, GTI, and the other members of our consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit. The line of credit is available for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015, and decreases to $175.0 million from November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2016 and had no outstanding long-term debt at March 31, 2016 or December 31, 2015. Outstanding letters of credit associated with the revolving line of credit at March 31, 2016 were $5.5 million. As of March 31, 2016, the line of credit available for future borrowing was $194.5 million.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2016 and December 31, 2015.

Our effective tax rate was 29.3% and 37.7% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to an increase in favorable income tax expense adjustments in 2016 when compared to the same period in 2015. The favorable income tax expense adjustments are mainly due to the expiration of statute of limitations on unrecognized tax benefits and favorable adjustments recognized upon finalization of annual income tax returns.

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

At March 31, 2016 and December 31, 2015, we had a total of $10.7 million and $11.6 million in gross unrecognized tax benefits, respectively.  Of this amount, $6.8 million and $7.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2016 and December 31, 2015.  Unrecognized tax benefits were a net decrease of $0.8 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively. The net decreases during the three month periods of 2016 and 2015 were due mainly to the expiration of certain statutes of limitation net of additions with respective states.  This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $3.9 million and $4.7 million at March 31, 2016 and December 31, 2015 and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the three month period ended March 31, 2016 and 2015 was a benefit of approximately $0.8 million and $0.5 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the three months ended March 31, 2016 and 2015 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2016
(in thousands)
Balance at January 1, 2016	$11,569
Additions based on tax positions related to current year	189
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(108)
Reductions due to lapse of applicable statute of limitations	(928)
Settlements	—
Balance at March 31, 2016	$10,722

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.9 million to a decrease of $2.9 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2013 and forward. Tax years 2006 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

We have operating leases for certain revenue equipment. During 2016, a majority of leases are with a commercial tractor dealership, owned by a board member and one of our employees. During 2015, a portion of our operating leases were with the noted commercial tractor dealership. Rent expense for these leases were $0.6 million and $1.1 million (including related-party rental payments totaling $0.5 million and $1.1 million) for the three months ended March 31, 2016 and 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and one of our employees, and a commercial tractor dealership which ownership group includes a board member and one of our employees. Rent expenses for terminal facilities were $0.5 million and $1.0 million, (including related-party rental payments totaling $0.5 million and $1.0 million), for the three months ended March 31, 2016 and 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2016 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property.
We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 13 for additional information regarding related party transactions.

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

In 2015, we purchased tractors from and sold tractors to the commercial tractor dealership noted above. We have operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.2 million and $0.1 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively, for outstanding parts and services not paid for prior to these dates.

The related payments (receipts) with related parties for the three months ended March 31, 2016 and 2015 (in thousands) were as follows:

	2016	2015
Payments for tractor purchases	$—	$2,099
Receipts for tractor sales	—	(8,527)
Receipts for trailer sales	(108)	—
Revenue equipment lease payments	548	1,085
Payments for parts and services	537	1,360
Terminal lease payments	466	956
	$1,443	$(3,027)

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, to be delivered through the remainder of 2016 was $40.0 million at March 31, 2016.

Note 15.  Subsequent Events

We have evaluated events occurring subsequent to March 31, 2016 through the filing date of this Quarterly Report on Form 10-Q for disclosure. No events occurred requiring disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could," "plans," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  The demand for freight services was moderate in 2013 and strong in 2014 as demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 and to date in 2016 compared to 2014 levels. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that reduce drivers' utilization and availability. Further, conformity to the electronic logging device (ELD) requirement will continue to reduce overall industry capacity and driver availability. We cannot predict how future regulations will impact driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, but also a general industry trend toward increased driver wages to attract and retain qualified drivers. We cannot currently predict how long this volatility will continue or its future impact.

Competition for drivers, which has historically been intense, has recently escalated due to higher demand for freight services and decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our driver pay package in late 2014 and early 2015, raising driver compensation, on average, by approximately 13%. Our driver pay package includes future pay increases based on years of continued service to us and increased rates for accident-free miles of operation. We believe our current compensation package supports our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks which are critical to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses, at 13.0% of operating revenues at March 31, 2016, fuel is our third highest cost after salaries, wages and benefits to our drivers and other employees and depreciation and amortization. The average price so far in 2016 has been $2.06 with the latest average Department of Energy ("DOE") price increasing to $2.20 compared to an average DOE price of $2.90 during the quarter ended March 31, 2015. Although the average price per gallon in 2016 is the lowest it has been since 2009, we cannot predict what fuel prices will be throughout 2016. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors.  At March 31, 2016, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At March 31, 2016, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 4.7 years.

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

We ended the first three months of 2016 with operating revenues of $162.8 million, including fuel surcharges, net income of $14.4 million, and basic net income per share of $0.17 on basic weighted average outstanding shares of 83.4 million compared to operating revenues of $187.5 million, including fuel surcharges, net income of $17.6 million, and basic net income per share of $0.20 on basic weighted average shares of 87.8 million in the first three months of 2015. We posted an 86.5% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2016 compared to 82.5% for the same period of 2015 and a 8.8% net margin (net income as a percentage of operating revenues) for the three months ended March 31, 2016 compared to 9.4% in the same period of 2015. We had total assets of $726.8 million at March 31, 2016. We achieved a return on assets of 9.3% and a return on equity of 14.4% over the immediate past four quarters ended March 31, 2016, compared to 11.6% and 19.0%, respectively, for the immediate past four quarters ended March 31, 2015.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Adjusted operating income, operating ratio, and adjusted operating ratio reconciliation (a)
(In thousands)
(unaudited)
	Three Months Ended March 31,
	2016	2015

Operating revenue	$162,786	$187,523
Less: Fuel surcharge revenue	13,094	26,103
Operating revenue, excluding fuel surcharge revenue	149,692	161,420

Operating expenses	142,536	159,263
Less: Fuel surcharge revenue	13,094	26,103
Adjusted operating expenses	129,442	133,160

Adjusted operating income	$20,250	$28,260
Operating ratio	87.6%	84.9%
Adjusted operating ratio (a)	86.5%	82.5%

(a) Adjusted operating ratio as reported in this Form 10-Q is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Our cash flow from operating activities for the three months ended March 31, 2016 of $55.9 million was 34.3% of operating revenues, compared to $55.7 million and 29.7% in the same period of 2015.  During 2016, we used $3.1 million in net investing cash flows, which was the result of net cash proceeds of revenue equipment sales offset by changes in restricted cash funds. We used $16.3 million in financing activities directly related to repurchases of our common stock and payment of dividends. As a result, our cash and cash equivalents increased $36.5 million during the three months ended March 31, 2016.  We ended the first quarter of 2016 with cash and cash equivalents of $69.7 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	40.2%	37.9%
Rent and purchased transportation	4.1%	5.0%
Fuel	13.0%	18.3%
Operations and maintenance	4.1%	4.3%
Operating taxes and licenses	2.4%	2.6%
Insurance and claims	5.0%	3.5%
Communications and utilities	0.7%	0.8%
Depreciation and amortization	15.8%	13.9%
Other operating expenses	3.0%	4.1%
Gain on disposal of property and equipment	(0.8)%	(5.4)%
	87.6%	84.9%
Operating income	12.4%	15.1%
Interest income	0.05%	0.02%
Interest expense	—%	(0.01)%
Income before income taxes	12.5%	15.1%
Income taxes	3.7%	5.7%
Net income	8.8%	9.4%

Three Months Ended March 31, 2016 Compared With the Three Months Ended March 31, 2015

Operating revenue decreased $24.7 million (13.2%), to $162.8 million for the three months ended March 31, 2016 from $187.5 million for the three months ended March 31, 2015.  The decrease in revenue was the result of a $13.0 million (49.8%) decrease in fuel surcharge revenue from $26.1million in 2015 to $13.1 million in 2016 and a decrease in trucking and other revenues of $11.7 million (7.3%). Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2016 period compared to the 2015 period, partially offset by an increase in the rate per loaded mile compared to the three months ended March 31, 2015.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a 28.8% decrease in the average Department of Energy ("DOE") diesel fuel prices during the three months ended March 31, 2016 compared to March 31, 2015, as reported by the DOE, along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $5.5 million (7.8%), to $65.5 million for the three months ended March 31, 2016 from $71.0 million in the 2015 period.  Salaries, wages, and benefits decreased due to decreased driver and non-driver payroll expense. Salaries, wages, and benefits decreased $6.7 million which was a result of less miles driven and a decrease in non-driver personnel payroll as we improved our ratio of driver to non-driver employees during the three months ended March 31, 2016 compared to the same period in 2015.

Rent and purchased transportation decreased $2.6 million (28.2%), to $6.7 million for the three months ended March 31, 2016 from $9.3 million in the comparable period of 2015.  The decrease was attributable to amounts paid to independent contractors (decreased $1.3 million), amounts paid to third party carriers on brokered loads (decreased $0.7 million), and amounts paid for operating leases of terminal locations and revenue equipment (decreased $0.6 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased terminal locations and revenue equipment units during the 2016 period as compared to 2015. During the three months ended March 31, 2016, independent contractors accounted for 2.5% of the total fleet miles compared to approximately 3.3% for the same period of 2015.

Fuel decreased $13.1 million (38.1%), to $21.2 million for the three months ended March 31, 2016 from $34.3 million for the same period of 2015. The decrease was primarily the result of a 28.8% decrease in the average diesel price per gallon as reported by the DOE. Fuel cost per mile, net of fuel surcharge revenues, decreased 8.8% in the 2016 period compared to the same period of 2015. Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included decreased miles and increased fuel economy due to newer, more fuel efficient, revenue equipment, and idle management controls.

Depreciation and amortization decreased $0.3 million (1.0%), to $25.7 million during the three months ended March 31, 2016 from $26.0 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of revenue equipment units being depreciated, partially offset by higher average depreciation expense per revenue equipment unit. Tractor depreciation was relatively flat during the three months ended March 31, 2016 compared to the 2015 period. Compared to the same period in 2015, trailer depreciation decreased $0.3 million on an 18.3% decrease in the number of trailer units depreciated during the three months ended March 31, 2016, partially offset by 17.0% higher depreciation recognized per unit.

Operating and maintenance expense decreased $1.5 million (18.4%), to $6.6 million during the three months ended March 31, 2016 from $8.1 million in the same period of 2015. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $0.9 million (19.2%), to $3.9 million during the three months ended March 31, 2016 from $4.8 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense increased $1.5 million (21.8%), to $8.1 million during the three months ended March 31, 2016 from $6.6 million in 2015, due to increased severity and frequency of claims in 2016. Other operating expenses decreased $2.9 million (36.8%), to $4.9 million, during the three months ended March 31, 2016 from $7.8 million in 2015, due to a decrease in miles driven, reduced number of employees, and a reduction in the potential earn-out liability recorded related to an acquisition.

Gains on the disposal of property and equipment decreased $8.9 million (87.3%), to $1.3 million during the three months ended March 31, 2016 from $10.2 million in the same period of 2015.  The decrease resulted from a decrease in gains on sales of tractor equipment of $3.9 million and an decrease in gains on trailer and other equipment sales of $5.0 million. The decrease in gains on tractor sales was due to selling 87% less tractors at 57% lower gains per unit during 2016. The decrease in gains on trailer sales was due to a 76% decrease in the number of units sold along with a gain per unit decrease of 35%. We currently anticipate tractor and trailer equipment sale activity during 2016 to decrease significantly compared to 2015 levels with total estimated gains of approximately $6.5 to $7.5 million.

Our effective tax rate was 29.3% and 37.7% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to an increase in favorable income tax expense adjustments in 2016 when compared to the same period in 2015. The favorable income tax expense adjustments are mainly due to the expiration of statute of limitations on unrecognized tax benefits and favorable adjustments recognized upon finalization of annual income tax returns.

As a result of the foregoing, our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenue, net of fuel surcharge) was 86.5% during the three months ended March 31, 2016, compared to 82.5% during the three months ended March 31, 2015.  Net income decreased $3.2 million (18.2%), to $14.4 million for the three months ended March 31, 2016, from $17.6 million during the same period in 2015 as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity has been cash flow provided by operating activities. Our primary source of liquidity during 2016 remains cash flow generated from operating activities, although we maintain our line of credit to provide assistance with additional cash requirements, if necessary, to fund capital expenditures. During the three months ended March 31, 2016, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We currently have no outstanding borrowings on our line of credit.

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015, and to will decrease $175.0 million for the period November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2016.

Operating cash flow during the three months ended March 31, 2016 was $55.9 million compared to $55.7 million during the same period of 2015.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $0.2 million higher during 2016 compared to 2015.  Cash flow from operating activities was 34.3% of operating revenues for the three months ended March 31, 2016 compared with 29.7% for the same period of 2015.

Cash flows used by investing activities was $3.1 million during the three months ended March 31, 2016 compared to cash flows provided by investing activities of $3.8 million during the comparative 2015 period or a decrease in cash of $6.9 million. The decrease in cash provided by investing activities was primarily the net result of a decrease in proceeds from sale of property and equipment, net of trades, offset by equipment purchases, $19.4 million, and change in other assets of $1.8 million, partially offset by the change in designated funds for equipment purchases of $14.3 million. We currently estimate a total of approximately $35 to $45 million in net capital expenditures for 2016, most of which relates to tractor and trailer purchases throughout 2016.

Cash used in financing activities was $16.3 million during the three months ended March 31, 2016 compared to cash flows used by financing activities of $24.6 million, a decrease of $8.3 million due mainly to $14.7 million used for repurchases of common stock and $1.7 million paid for dividends during 2016 compared $24.6 million cash used for repayments of borrowings on the Credit Agreement during 2015. There were no borrowings on the Credit Agreement during the three months ended March 31, 2016.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 3.3 million shares remained authorized for repurchase under the program as of March 31, 2016 and the program has no expiration date. There were 0.9 million shares repurchased in the open market during the three months ended March 31, 2016 and no shares were repurchased during the three months ended March 31, 2015. Shares repurchased were accounted for as treasury stock. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $0.2 million and $0.5 million in the three months ended March 31, 2016 and March 31, 2015. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement. At March 31, 2016, the Company had $69.7 million in cash and cash equivalents and $194.5 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases to finance a portion of our revenue equipment requirements and terminal facilities. Operating lease expense during the three months ended March 31, 2016 was $1.1 million.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2015, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

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

Interest Rate Risk

We had no debt outstanding at March 31, 2016 although we had $194.5 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The current borrowing rate available on the Credit Agreement was 0.811%. Increases in interest rates could impact our interest expense on future borrowings. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGE IN SECURITIES

Repurchase of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				4,218,178
January 1, 2016 - January 31, 2016	922,490	$15.91	922,490	3,295,688
February 1, 2016 - February 29, 2016	—	$—	—	3,295,688
March 1, 2016 - March 31, 2016	—	$—	—	3,295,688

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

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

HEARTLAND EXPRESS, INC.

Date:	May 10, 2016	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)