Form 10-Q
period 2016-06-30
HEARTLAND EXPRESS INC
filed 2016-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2016

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

As of August 5, 2016 there were 83,286,495 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$77,607	$33,232
Trade receivables, net	57,009	61,009
Prepaid tires	8,793	9,584
Other current assets	11,468	8,316
Income tax receivable	7,773	7,641
Deferred income taxes, net	—	16,662
Total current assets	162,650	136,444
PROPERTY AND EQUIPMENT
Land and land improvements	39,258	37,899
Buildings	48,372	47,837
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,096	2,096
Shop and service equipment	10,717	10,917
Revenue equipment	573,994	571,281
Construction in progress	30	213
	676,170	671,946
Less accumulated depreciation	225,482	197,948
Property and equipment, net	450,688	473,998
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	13,051	14,013
DEFERRED INCOME TAXES, NET	4,222	—
OTHER ASSETS	11,266	11,363
	$742,089	$736,030
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,535	$7,516
Compensation and benefits	25,667	24,636
Insurance accruals	22,330	21,573
Other accruals	13,040	12,443
Total current liabilities	82,572	66,168
LONG-TERM LIABILITIES
Income taxes payable	12,433	16,228
Deferred income taxes, net	94,337	112,118
Insurance accruals less current portion	61,420	59,435
Other long-term liabilities	8,000	12,153
Total long-term liabilities	176,190	199,934
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2016 and 2015; outstanding 83,279 in 2016 and 84,115 in 2015, respectively	907	907
Additional paid-in capital	3,378	4,126
Retained earnings	603,361	575,948
Treasury stock, at cost; 7,410 shares in 2016 and 6,574 in 2015, respectively	(124,319)	(111,053)
	483,327	469,928
	$742,089	$736,030

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

OPERATING REVENUE	$160,791	$191,684	$323,577	$379,207

OPERATING EXPENSES
Salaries, wages, and benefits	61,524	70,904	126,990	141,900
Rent and purchased transportation	6,181	9,211	12,881	18,537
Fuel	24,394	34,196	45,588	68,452
Operations and maintenance	6,969	8,379	13,607	16,512
Operating taxes and licenses	3,943	4,378	7,834	9,192
Insurance and claims	4,979	3,469	13,072	10,113
Communications and utilities	1,060	1,453	2,265	2,996
Depreciation and amortization	25,847	26,876	51,552	52,850
Other operating expenses	5,898	6,747	10,831	14,505
Gain on disposal of property and equipment	(4,511)	(9,668)	(5,800)	(19,849)
	136,284	155,945	278,820	315,208

Operating income	24,507	35,739	44,757	63,999

Interest income	109	61	184	93

Interest expense	—	—	—	(19)

Income before income taxes	24,616	35,800	44,941	64,073

Federal and state income taxes	8,248	12,484	14,196	23,145

Net income	$16,368	$23,316	$30,745	$40,928
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$16,368	$23,316	$30,745	$40,928

Net income per share
Basic	$0.20	$0.27	$0.37	$0.47
Diluted	$0.20	$0.27	$0.37	$0.47

Weighted average shares outstanding
Basic	83,248	87,814	83,308	87,802
Diluted	83,319	87,967	83,390	87,966

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2015	$907	$4,126	$575,948	$(111,053)	$469,928
Net income	—	—	30,745	—	30,745
Dividends on common stock, $0.04 per share	—	—	(3,332)	—	(3,332)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation, net of tax	—	(748)	—	1,412	664
Balance, June 30, 2016	$907	$3,378	$603,361	$(124,319)	$483,327

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$30,745	$40,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,552	53,375
Deferred income taxes	(5,341)	(2,063)
Amortization of stock-based compensation, net of tax	664	714
Gain on disposal of property and equipment	(5,800)	(19,849)
Changes in certain working capital items:
Trade receivables	4,000	6,574
Prepaid expenses and other current assets	308	1,368
Accounts payable, accrued liabilities, and accrued expenses	5,696	6,441
Accrued income taxes	(3,927)	14,222
Net cash provided by operating activities	77,897	101,710
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	26,744	57,349
Purchases of property and equipment, net of trades	(42,353)	(64,703)
Change in designated funds for equipment purchases	—	(5,741)
Change in other assets	97	1,682
Net cash used in investing activities	(15,512)	(11,413)
FINANCING ACTIVITIES
Payments of cash dividends	(3,332)	(1,759)
Contingent consideration related to acquisition	—	(1,765)
Repayments on line of credit	—	(24,600)
Repurchases of common stock	(14,678)	—
Net cash used in financing activities	(18,010)	(28,124)
Net increase in cash and cash equivalents	44,375	62,173
CASH AND CASH EQUIVALENTS
Beginning of period	33,232	17,303
End of period	$77,607	$79,476
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$40
Cash paid during the period for income taxes, net of refunds	$23,384	$10,802
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$9,334	$5,682
Sold property and equipment in other current assets	$2,501	$1,598
Common stock dividends declared in accounts payable	$—	$1,760

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 29, 2016. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2016, except as noted below in regards to the balance sheet classification of deferred taxes.

In March, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for the company beginning January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.
In February, 2016, the FASB issued ASU 2016-02, "Leases". This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.
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
In November, 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company adopted this guidance prospectively and classified deferred tax asset and deferred tax liability amounts, by tax jurisdiction, as non-currrent within our balance sheet beginning March 31, 2016 and for future periods. Prior periods presented have not been adjusted.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our accounting policies during the three and six months ended June 30, 2016, except for a change in the assumptions related to the likelihood of future payouts which reduced the potential earn-out liability recorded related to an acquisition.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2016, restricted and designated cash and investments totaled $11.3 million and $11.4 million at December 31, 2015, all of which was included in other non-current assets in the consolidated balance sheets.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.0 million and $0.3 million for the three months ended June 30, 2016 and 2015 and $0.0 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2016. Amortization expense of $0.5 million, $1.0 million and $0.6 million, $1.2 million for the three and six months ended June 30, 2016 and 2015, respectively, was included in depreciation and amortization in the consolidated statement of comprehensive income. Intangible assets subject to amortization consisted of the following at June 30, 2016:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$997	$6,603
Tradename	6	7,400	3,236	4,164
Covenants not to compete	10	3,100	816	2,284
Real estate options	2.2	942	942	—
		$19,042	$5,991	$13,051

Carrying amounts of goodwill were as follows:

(in thousands)
Balance at December 31, 2015	$100,212
Acquisitions	—
Balance at June 30, 2016	$100,212

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2016 and June 30, 2015, we had unvested shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share data):

	Three months ended June 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$16,368	83,248	$0.20
Effect of restricted stock	—	71
Diluted EPS	$16,368	83,319	$0.20

	Three months ended June 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$23,316	87,814	$0.27
Effect of restricted stock	—	153
Diluted EPS	$23,316	87,967	$0.27

	Six Months Ended June 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$30,745	83,308	$0.37
Effect of restricted stock	—	82
Diluted EPS	$30,745	83,390	$0.37

	Six Months Ended June 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$40,928	87,802	$0.47
Effect of restricted stock	—	164
Diluted EPS	$40,928	87,966	$0.47

Note 8. Equity

In September 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February, 2012.  Upon completing the prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 3.3 million shares remain authorized for repurchase under the program as of June 30, 2016. There were 0.0 million and 0.9 million shares repurchased in the open market during the three and six months ended June 30, 2016, respectively. There were no shares repurchased during the same periods in 2015. The authorization remains open at June 30, 2016 and has no expiration date. Shares repurchased during 2016 were accounted for as treasury stock. We account for treasury stock using the average cost method. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

During the three and six months ended June 30, 2016 and 2015, our Board of Directors declared regular quarterly dividends totaling $1.7 million, $3.3 million, and $1.8 million, $3.5 million respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. As of June 30, 2016, there were 0.5 million shares that had been granted to employees. During December 2011, 0.4 million shares were granted to employees and no additional shares were granted during 2012. The shares granted in 2013 through 2016 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price on December 14, 2011, grant date, was $13.57 and ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during the six months ended June 30, 2016. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.3 million and $1.0 million for the three and six months ended June 30, 2016, respectively. Compensation expense associated with restricted stock awards was $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively. Unrecognized compensation expense was $0.8 million at June 30, 2016 which will be recognized over a weighted average period of 1.4 years.

The following tables summarizes our restricted stock award activity for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	89.0	$17.68
Granted	41.0	17.11
Vested	(63.2)	14.27
Forfeited	—	—
Outstanding (unvested) at end of period	66.8	$20.55

	Six Months Ended June 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	74.0	17.27
Vested	(109.6)	16.06
Forfeited	—	—
Outstanding (unvested) at end of period	66.8	$20.55

	Three Months Ended June 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	175.1	$16.49
Granted	2.2	21.19
Vested	(72.7)	14.30
Forfeited	—	—
Outstanding (unvested) at end of period	104.6	$18.04

	Six Months Ended June 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	183.1	$16.78
Granted	4.2	24.06
Vested	(82.7)	15.73
Forfeited	—	—
Outstanding (unvested) at end of period	104.6	$18.04

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2016 and had no outstanding long-term debt at June 30, 2016 or December 31, 2015. Outstanding letters of credit associated with the revolving line of credit at June 30, 2016 were $5.5 million. As of June 30, 2016, the line of credit available for future borrowing was $194.5 million.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2016 and December 31, 2015.

Our effective tax rate was 33.5% and 34.9% for the three months ended and 31.6%, and 36.1% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

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

At June 30, 2016 and December 31, 2015, we had a total of $9.4 million and $11.6 million in gross unrecognized tax benefits, respectively.  Of this amount, $5.9 million and $7.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2016 and December 31, 2015.  Unrecognized tax benefits were a net decrease of $1.3 million and $1.1 million during the three months ended June 30, 2016 and 2015, respectively. Unrecognized tax benefits were a net decrease of $2.2 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively. The net decreases during the three month periods of 2016 and 2015 were due mainly to the expiration of certain statutes of limitation net of additions with respective states.  This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $3.0 million and $4.7 million at June 30, 2016 and December 31, 2015 and is included in income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2016 and 2015 was a benefit of approximately $0.9 million and $0.7 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2016 and 2015 was a benefit of approximately $1.6 million and $1.2 million, respectively. Income tax expense was reduced during the three and six months ended June 30, 2016 and 2015 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2016
(in thousands)
Balance at January 1, 2016	$11,569
Additions based on tax positions related to current year	328
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(108)
Reductions due to lapse of applicable statute of limitations	(2,374)
Settlements	—
Balance at June 30, 2016	$9,415

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.2 million to a decrease of $2.2 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2013 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

We have operating leases for certain revenue equipment. During 2016, the majority of these leases are with a commercial tractor dealership, whose owners include a board member. During 2015, a portion of our operating leases were with the noted commercial tractor dealership. Rent expense for these leases were $0.3 million and $0.8 million (including related-party rental payments totaling $0.3 million and $0.8 million) for the three and six months ended June 30, 2016, respectively. Rent expense for these leases were $0.9 million and $2.1 million (including related-party rental payments totaling $0.8 million, and $1.9 million), for the three and six months ended 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases were terminated in June 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and a commercial tractor dealership whose owners include a board member. Rent expenses for terminal facilities were $0.5 million and $1.1 million (including related-party rental payments totaling $0.5 million and $0.9 million), for the three and six months ended June 30, 2016, respectively. Rent expenses for terminal facilities were $1.0 million and $2.1 million (including related-party rental payments totaling $1.0 million and $1.9 million), for the three and six months ended June 30, 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2016 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 13 for additional information regarding related party transactions.

Note 13. Related Party

We lease certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include a board member and a commercial tractor dealership whose owners include a board member. These terminal facility leases started in November 2013 and have initial five year terms, purchase options, and options to renew excluding the Pacific, Washington location. The Pacific, Washington locations contains lease renewal options and a right of first refusal on any sale of the property.

We purchased tractors from and sold tractors to the commercial tractor dealership noted above. We have operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.0 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively, for tractors delivered but not paid for prior to these dates and outstanding parts and services.

The related payments (receipts) with related parties for the three and six months ended June 30, 2016 and 2015 (in thousands) were as follows:

	Three months ended June 30,
	2016	2015
Payments for tractor purchases	$4,300	22,795
Receipts for tractor sales	—	(11,041)
Revenue equipment lease payments	265	799
Payments for parts and services	246	1,065
Terminal lease payments	466	963
Terminal lease purchase option payment	—	4,875
	$5,277	$19,456

	Six months ended June 30,
	2016	2015
Payments for tractor purchases	$4,300	24,895
Receipts for tractor sales	—	(19,567)
Receipts for trailer sales	(108)	—
Revenue equipment lease payments	813	1,884
Payments for parts and services	783	2,426
Terminal lease payments	931	1,919
Terminal lease purchase option payment	—	4,875
	$6,719	$16,432

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, to be delivered through the remainder of 2016 was $22.4 million at June 30, 2016.

Note 15.  Subsequent Events

We have evaluated events occurring subsequent to June 30, 2016. No events occurred requiring disclosure.

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

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  The demand for freight services was strong in 2014 as demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 and to date in 2016 compared to 2014 levels. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that reduce drivers' utilization and availability. Further, conformity to the electronic logging device (ELD) requirement will continue to reduce overall industry capacity and driver availability. We cannot predict how future regulations will impact driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, although the rate environment during 2016 has been intense due to industry capacity outpacing general demand for freight services. We cannot currently predict how long this volatility will continue or its future impact.

Competition for drivers, which has historically been intense, has recently escalated due to the decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our driver pay package, in late 2014 and early 2015, raising driver compensation, on average, by approximately 13%. Our driver pay package includes future pay increases based on years of continued service to us and increased rates for accident-free miles of operation. We believe our current compensation package supports our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks which are critical to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses, at 14.1% of operating revenues at June 30, 2016, is our highest cost after salaries, wages and benefits to our drivers and other employees, and depreciation and amortization. The average price so far in 2016 has been $2.32 with the latest average Department of Energy ("DOE") price decreasing to $2.22 compared to an average DOE price of $2.85 during the quarter ended June 30, 2015. Although the average price per gallon in 2016 is the lowest it has been since 2010, we currently cannot predict what fuel prices will be throughout the remainder of 2016. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors.  At June 30, 2016, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At June 30, 2016, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 4.7 years.

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

We ended the first six months of 2016 with operating revenues of $323.6 million, including fuel surcharges, net income of $30.7 million, and basic net income per share of $0.37 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $379.2 million, including fuel surcharges, net income of $40.9 million, and basic net income per share of $0.47 on basic weighted average shares of 87.8 million during the first six months of 2015. We posted an 86.2% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2016 compared to 83.1% for the same period of 2015 and a 9.5% net margin (net income as a percentage of operating revenues) for the six months ended June 30, 2016 compared to 10.8% in the same period of 2015. We posted an 84.8% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the six months ended June 30, 2016 compared to 80.5% for the same period of 2015. We had total assets of $742.1 million and net stockholders equity of $483.3 million at June 30, 2016. We achieved a return on assets of 8.5% and a return on equity of 13.1% over the immediate past four quarters ended June 30, 2016, compared to 11.1% and 17.6%, respectively, for the immediate past four quarters ended June 30, 2015.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating income, operating ratio, and adjusted operating ratio reconciliation (a)
(In thousands)
(unaudited)
	Three Months Ended June 30,
	2016	2015

Operating revenue	$160,791	$191,684
Less: Fuel surcharge revenue	15,341	25,705
Operating revenue, excluding fuel surcharge revenue	145,450	165,979

Operating expenses	136,284	155,945
Less: Fuel surcharge revenue	15,341	25,705
Adjusted operating expenses	120,943	130,240

Operating income	$24,507	$35,739
Operating ratio	84.8%	81.4%
Adjusted operating ratio (a)	83.2%	78.5%

	Six Months Ended June 30,
	2016	2015

Operating revenue	$323,577	$379,207
Less: Fuel surcharge revenue	28,434	51,809
Operating revenue, excluding fuel surcharge revenue	295,143	327,398

Operating expenses	278,820	315,208
Less: Fuel surcharge revenue	28,434	51,809
Adjusted operating expenses	250,386	263,399

Operating income	$44,757	$63,999
Operating ratio	86.2%	83.1%
Adjusted operating ratio (a)	84.8%	80.5%

(a) Adjusted operating ratio as reported in this Form 10-Q is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Our cash flow from operating activities for the six months ended June 30, 2016 of $77.9 million was 24.1% of operating revenues, compared to $101.7 million and 26.8% in the same period of 2015.  During 2016, we used $15.5 million in net investing cash flows, which was the result of net cash used for revenue equipment purchases. We used $18.0 million in financing activities directly related to repurchases of our common stock and payment of dividends. As a result, our cash and cash equivalents increased $44.4 million during the six months ended June 30, 2016.  We ended the second quarter of 2016 with cash and cash equivalents of $77.6 million.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	38.3%	37.0%	39.2%	37.4%
Rent and purchased transportation	3.8%	4.8%	4.0%	4.9%
Fuel	15.2%	17.8%	14.1%	18.1%
Operations and maintenance	4.3%	4.4%	4.2%	4.4%
Operating taxes and licenses	2.5%	2.3%	2.4%	2.4%
Insurance and claims	3.1%	1.8%	4.0%	2.7%
Communications and utilities	0.7%	0.8%	0.7%	0.8%
Depreciation and amortization	16.1%	14.0%	15.9%	13.9%
Other operating expenses	3.7%	3.5%	3.3%	3.8%
Gain on disposal of property and equipment	(2.8)%	(5.0)%	(1.8)%	(5.2)%
	84.8%	81.4%	86.2%	83.1%
Operating income	15.2%	18.6%	13.8%	16.9%
Interest income	0.07%	0.03%	0.06%	0.02%
Interest expense	—%	—%	—%	(0.01)%
Income before income taxes	15.3%	18.7%	13.9%	16.9%
Income taxes	5.1%	6.5%	4.4%	6.1%
Net income	10.2%	12.2%	9.5%	10.8%

Three Months Ended June 30, 2016 Compared With the Three Months Ended June 30, 2015

Operating revenue decreased $30.9 million (16.1%), to $160.8 million for the three months ended June 30, 2016 from $191.7 million for the three months ended June 30, 2015.  The decrease in revenue was the result of a $10.4 million (40.3%) decrease in fuel surcharge revenue from $25.7 million in 2015 to $15.3 million in 2016 and a decrease in trucking and other revenues of $20.5 million (12.4%). Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2016 period compared to the 2015 period, slightly offset by an increase in the rate per loaded mile compared to the three months ended June 30, 2015.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of an 18.6% decrease in the average Department of Energy ("DOE") diesel fuel prices during the three months ended June 30, 2016 compared to June 30, 2015, as reported by the DOE, along with a decrease in loaded miles.

Salaries, wages, and benefits decreased $9.4 million (13.2%), to $61.5 million for the three months ended June 30, 2016 from $70.9 million in the 2015 period.  Salaries, wages and benefits decreased period over period due to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2015. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $3.0 million (32.9%), to $6.2 million for the three months ended June 30, 2016 from $9.2 million in the comparable period of 2015.  The decrease was attributable to amounts paid for operating leases of terminal locations and revenue equipment (decreased $1.4 million), amounts paid to third party carriers on brokered loads (decreased $1.3 million), and amounts paid to independent contractors (decreased $0.3 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2016 period as compared to 2015. During the three months ended June 30, 2016, independent contractors accounted for 2.3% of the total fleet miles compared to approximately 3.2% for the same period of 2015.

Fuel decreased $9.8 million (28.7%), to $24.4 million for the three months ended June 30, 2016 from $34.2 million for the same period of 2015. The decrease was primarily the result of a (18.6%) decrease in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 12.1% in the 2016 period compared to the same period of 2015, due mainly to fuel surcharge revenues declining at an increased rate (40.3%), as compared to the decline in overall fuel cost.

Depreciation decreased $1.1 million (3.9%), to $25.8 million during the three months ended June 30, 2016 from $26.9 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of units being depreciated, partially offset by higher average depreciation expense per revenue equipment unit. Tractor depreciation decreased $0.6 million, on a 7.6% decrease in the number of tractor units depreciated, partially offset by 4.6% higher depreciation recognized per unit during the three months ended June 30, 2016 compared to the 2015 period. Compared to the same period in 2015, trailer and other depreciation decreased $0.5 million on an 13.4% decrease in the number of trailer units depreciated during the three months ended June 30, 2016, partially offset by 8.5% higher depreciation recognized per unit.

Operating and maintenance expense decreased $1.4 million (16.8%), to $7.0 million during the three months ended June 30, 2016 from $8.4 million in the same period of 2015. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $0.5 million (10.3%), to $3.9 million during the three months ended June 30, 2016 from $4.4 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense increased $1.5 million (43.5%), to $5.0 million during the three months ended June 30, 2016 from $3.5 million in 2015, due to increased severity and frequency of claims in 2016.

Gains on the disposal of property and equipment decreased $5.2 million (53.3%), to $4.5 million during the three months ended June 30, 2016 from $9.7 million in the same period of 2015.  The decrease resulted from the net effect of a decrease in gains on sales of trailer equipment of $7.0 million, a decrease in gains on sale of other property of $1.5 million, offset by an increase in gains on tractor equipment sales of $3.4 million. The decrease in gains on trailer sales was the net effect of selling 81% less trailers during 2016, at minimal gains per unit. The increase in gains on tractor sales was due to a 42% increase in the number of units sold along with a gain per unit increase of 172%. We currently anticipate tractor and trailer equipment sale activity during 2016 to decrease significantly compared to 2015 levels with total estimated gains of approximately $7.5 to $8.5 million.

Our effective tax rate declined to 33.5% from 34.9% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 84.8% during the three months ended June 30, 2016, compared to 81.4% during the three months ended June 30, 2015.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 83.2% during the three months ended June 30, 2016, compared to 78.5% during the three months ended June 30, 2015. Net income decreased $6.9 million (29.8%), to $16.4 million for the three months ended June 30, 2016, from $23.3 million during the same period in 2015 as a result of the net effects discussed above.

Six Months Ended June 30, 2016 Compared With the Six Months Ended June 30, 2015

Operating revenue decreased $55.6 million (14.7%), to $323.6 million for the six months ended June 30, 2016 from $379.2 million for the six months ended June 30, 2015.  The decrease in revenue was the result of a $23.4 million (45.1%) decrease in fuel surcharge revenue from $51.8 million in 2015 to $28.4 million in 2016 and a decrease in trucking and other revenues of $32.2 million (9.9%). Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2016 period compared to the 2015 period, partially offset by an increase in the rate per loaded mile compared to the three months ended June 30, 2016.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a 22.8% decrease in the average Department of Energy ("DOE") diesel fuel prices during the six months ended June 30, 2016 compared to June 30, 2015, as reported by the DOE, along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $14.9 million (10.5%), to $127.0 million for the six months ended June 30, 2016 from $141.9 million in the 2015 period.  Salaries, wages and benefits decreased period over period due mainly to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2015. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $5.6 million (30.5%), to $12.9 million for the six months ended June 30, 2016 from $18.5 million in the comparable period of 2015.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $2.1 million), amounts paid for operating leases of terminal locations and revenue equipment (decreased $2.6 million), and amounts paid to independent contractors (decreased $0.9 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2016 period as compared to 2015. During the six months ended June 30, 2016, independent contractors accounted for 2.4% of the total fleet miles compared to approximately 3.3% for the same period of 2015.

Fuel decreased $22.9 million (33.4%), to $45.6 million for the six months ended June 30, 2016 from $68.5 million for the same period of 2015. The decrease was primarily the result of a 22.8% decrease in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 5.6% in the 2016 period compared to the same period of 2015, due mainly to fuel surcharge revenues declining at an increased rate (45.1%), as compared to the decline in overall fuel cost.

Depreciation and amortization decreased $1.3 million (2.5%), to $51.6 million during the six months ended June 30, 2016 from $52.9 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of units being depreciated, partially offset by higher average depreciation expense per revenue equipment unit. Tractor depreciation decreased $0.6 million, on an 8.7% decrease in the number of tractor units depreciated, partially offset by 7.7% higher depreciation recognized per unit during the six months ended June 30, 2016 compared to the 2015 period. Compared to the same period in 2015, trailer and other depreciation decreased $0.7 million on an 15.9% decrease in the number of trailer units depreciated during the six months ended June 30, 2016, partially offset by 12.8% higher depreciation recognized per unit.

Operating and maintenance expense decreased $2.9 million (17.6%), to $13.6 million during the six months ended June 30, 2016 from $16.5 million in the same period of 2015. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $1.4 million (14.8%), to $7.8 million during the six months ended June 30, 2016 from $9.2 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense increased $3.0 million (29.3%), to $13.1 million during the six months ended June 30, 2016 from $10.1 million in 2015, due to increased severity and frequency of claims in 2016. Other operating expenses decreased $3.7 million (25.3%), to $10.8 million, during the six months ended June 30, 2016 from $14.5 million in 2015, due to the net effect of a reduction in the potential earn-out liability recorded resulting from a change in our assumptions on the likelihood of future payments, an increase in legal employment-related matters,and a reduction in other operating costs due to a decrease in miles driven and reduced number of employees.

Gains on the disposal of property and equipment decreased $14.0 million (70.8)%, to $5.8 million during the six months ended June 30, 2016 from $19.8 million in the same period of 2015.  The decrease resulted from a decrease in gains on sales of trailer equipment of $12.1 million, a decrease in gains on sale of other property of $1.4 million, and a decrease in gains on tractor equipment sales of $0.6 million. The decrease in gains on trailer sales was the net effect of selling 79% less trailers during 2016, at 66% lower gains per unit. The decrease in gains on tractor sales was due to a 47% decrease in the number of units sold offset with a gain per unit increase of 68%. We currently anticipate tractor and trailer equipment sale activity during 2016 to decrease significantly compared to 2015 levels with total estimated gains of approximately $7.5 to $8.5 million.

The Company’s effective tax rate was 31.6% and 36.1% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to an increase in favorable income tax expense adjustments in 2016 when compared to the same period in 2015. The favorable income tax expense adjustments are mainly due to the expiration of statute of limitations on unrecognized tax benefits and favorable adjustments recognized upon finalization of annual income tax returns.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 86.2% during the six months ended June 30, 2016 compared with 83.1% during the six months ended June 30, 2015.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 84.8% during the six months ended June 30, 2016, compared to 80.5% during the six months ended June 30, 2015. Net income decreased $10.2 million (24.9)%, to $30.7 million for the six months ended June 30, 2016 from $40.9 million during the compared 2015 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity has been cash flow provided by operating activities. Our primary source of liquidity during 2016 remains cash flow generated from operating activities, although we maintain our line of credit to provide assistance with additional cash requirements to fund capital expenditures. During the six months ended June 30, 2016, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We currently have no outstanding borrowings on our line of credit.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2016.

Operating cash flow during the six months ended June 30, 2016 was $77.9 million compared to $101.7 million during the same period of 2015.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $1.3 million lower during 2016 compared to 2015 and a decrease in cash flow generated by operating assets and liabilities of approximately $22.5 million.  The net decrease in cash provided by operating assets and liabilities for 2016 compared to the same period of 2015 was primarily attributable to the timing of income tax payments and the associated net income tax payable position comparing the two periods. Cash flow from operating activities was 24.1% of operating revenues for the six months ended June 30, 2016 compared with 26.8% for the same period of 2015.

Cash flows used by investing activities was $15.5 million during the six months ended June 30, 2016 compared to cash flows used in investing activities of $11.4 million during the comparative 2015 period or a decrease in cash of $4.1 million. The increase in cash used for investing activities was primarily the net result of a decrease in proceeds from sale of property and equipment, net of trades, with an increase in equipment purchases, $8.2 million, change in other assets of $1.6 million, partially offset by the change in designated funds for equipment purchases of $5.7 million. We currently estimate a total of approximately $30 to $40 million in net capital expenditures for the calendar year 2016.

Cash used in financing activities decreased $10.1 million during the six months ended June 30, 2016 compared to the same period of 2015 due mainly to $14.7 million used for repurchases of common stock and $1.6 million paid for dividends during 2016 compared to $24.6 million cash used for repayments of borrowings on the Credit Agreement during 2015. There were no borrowings on the Credit Agreement during the six months ended June 30, 2016.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing prior authorizations, the Board approved new authorizations of 4.8 million shares in November, 2015. Approximately 3.3 million shares remained authorized for repurchase under the program as of June 30, 2016 and the program has no expiration date. There were 0.9 million shares repurchased in the open market during the six months ended June 30, 2016 and no shares were repurchased during the six months ended June 30, 2015. Shares repurchased were accounted for as treasury stock. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $23.4 million and $10.8 million in the six months ended June 30, 2016 and June 30, 2015. The decrease was mainly attributable to the amount of current tax receivable at the end of 2014 which lowered estimated payments in the first half of 2015. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At June 30, 2016, the Company had $77.6 million in cash and cash equivalents and $194.5 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases to finance a portion of our revenue equipment requirements and terminal facilities. Operating lease expense during the six months ended June 30, 2016 was $1.1 million.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2016 although we had $194.5 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The current borrowing rate available on the Credit Agreement was 1.119%. Increases in interest rates could impact our interest expense on future borrowings.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016.

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

HEARTLAND EXPRESS, INC.

Date:	August 9, 2016	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)