Form 10-Q
period 2016-09-30
HEARTLAND EXPRESS INC
filed 2016-11-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2016

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

As of November 7, 2016 there were 83,286,391 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$100,264	$33,232
Trade receivables, net	51,704	61,009
Prepaid tires	8,747	9,584
Other current assets	9,395	8,316
Income tax receivable	6,555	7,641
Deferred income taxes, net	—	16,662
Total current assets	176,665	136,444
PROPERTY AND EQUIPMENT
Land and land improvements	39,258	37,899
Buildings	48,372	47,837
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,096	2,096
Shop and service equipment	10,918	10,917
Revenue equipment	577,393	571,281
Construction in progress	3	213
	679,743	671,946
Less accumulated depreciation	242,987	197,948
Property and equipment, net	436,756	473,998
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	12,570	14,013
DEFERRED INCOME TAXES, NET	4,156	—
OTHER ASSETS	11,353	11,363
	$741,712	$736,030
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,755	$7,516
Compensation and benefits	23,748	24,636
Insurance accruals	22,494	21,573
Other accruals	13,747	12,443
Total current liabilities	76,744	66,168
LONG-TERM LIABILITIES
Income taxes payable	12,668	16,228
Deferred income taxes, net	93,933	112,118
Insurance accruals less current portion	60,104	59,435
Other long-term liabilities	4,000	12,153
Total long-term liabilities	170,705	199,934
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2016 and 2015; outstanding 83,287 in 2016 and 84,115 in 2015, respectively	907	907
Additional paid-in capital	3,323	4,126
Retained earnings	614,221	575,948
Treasury stock, at cost; 7,402 shares in 2016 and 6,574 in 2015, respectively	(124,188)	(111,053)
	494,263	469,928
	$741,712	$736,030
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

OPERATING REVENUE	$149,316	$182,533	$472,893	$561,739

OPERATING EXPENSES
Salaries, wages, and benefits	58,351	$68,987	$185,342	$210,886
Rent and purchased transportation	5,472	8,238	18,353	26,775
Fuel	22,987	29,414	68,575	97,866
Operations and maintenance	6,391	9,213	19,999	25,725
Operating taxes and licenses	3,889	4,498	11,722	13,690
Insurance and claims	4,536	7,379	17,607	17,491
Communications and utilities	1,156	1,699	3,420	4,695
Depreciation and amortization	27,271	28,415	78,823	81,266
Other operating expenses	824	7,230	11,655	21,734
Gain on disposal of property and equipment	(1,474)	(7,401)	(7,273)	(27,250)
	129,403	157,672	408,223	472,878

Operating income	19,913	24,861	64,670	88,861

Interest income	124	64	308	156

Interest expense	—	—	—	(19)

Income before income taxes	20,037	24,925	64,978	88,998

Federal and state income taxes	7,510	9,812	21,706	32,957

Net income	$12,527	$15,113	$43,272	$56,041
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$12,527	$15,113	$43,272	$56,041

Net income per share
Basic	$0.15	$0.17	$0.52	$0.64
Diluted	$0.15	$0.17	$0.52	$0.64

Weighted average shares outstanding
Basic	83,286	87,387	83,301	87,663
Diluted	83,342	87,492	83,373	87,806

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2015	$907	$4,126	$575,948	$(111,053)	$469,928
Net income	—	—	43,272	—	43,272
Dividends on common stock, $0.06 per share	—	—	(4,999)	—	(4,999)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation, net of tax	—	(803)	—	1,543	740
Balance, September 30, 2016	$907	$3,323	$614,221	$(124,188)	$494,263

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$43,272	$56,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,823	82,053
Deferred income taxes	(5,679)	(4,569)
Amortization of stock-based compensation, net of tax	740	1,042
Gain on disposal of property and equipment	(7,273)	(27,250)
Changes in certain working capital items:
Trade receivables	9,305	12,515
Prepaid expenses and other current assets	2,191	3,337
Accounts payable, accrued liabilities, and accrued expenses	1,291	7,001
Accrued income taxes	(2,474)	12,777
Net cash provided by operating activities	120,196	142,947
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	37,306	89,073
Purchases of property and equipment, net of trades	(69,979)	(111,688)
Change in designated funds for equipment purchases	(824)	(12,488)
Change in other assets	10	1,495
Net cash used in investing activities	(33,487)	(33,608)
FINANCING ACTIVITIES
Payment of cash dividends	(4,999)	(5,254)
Payment of contingent consideration related to acquisition	—	(1,765)
Repayments on line of credit	—	(24,600)
Repurchases of common stock	(14,678)	(30,858)
Net cash used in financing activities	(19,677)	(62,477)
Net increase in cash and cash equivalents	67,032	46,862
CASH AND CASH EQUIVALENTS
Beginning of period	33,232	17,303
End of period	$100,264	$64,165
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$40
Cash paid during the period for income taxes, net of refunds	$29,779	$24,562
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$2,527	$10,956
Sold property and equipment in other current assets	$1,803	$12,488
Treasury stock acquired in accounts payable	$—	4,911

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc., (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. Gordon Trucking, Inc. ("GTI") was merged into Heartland Express Inc. of Iowa effective July 1, 2016. We, and our subsidiaries, operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 29, 2016. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2016, except as noted below in regards to the balance sheet classification of deferred taxes.

In August 2016, the Financial Accounting Standards Boards (FASB) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our consolidated cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.

In March, 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for the Company beginning January 1, 2017 with early adoption permitted. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.
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
In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.
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
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers(Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. We have been closely monitoring FASB activity related to the new standard and are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the final effect of the standard on our ongoing financial reporting however, based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our operating revenue or operating income.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2016, except for a change in the assumptions related to the likelihood of future payouts which reduced the potential earn-out liability recorded related to an acquisition.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2016, restricted and designated cash and investments totaled $12.2 million, of which $0.8 million was included in other current assets and $11.4 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $11.4 million at December 31, 2015, all of which was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.0 million and $0.3 million for the three months ended September 30, 2016 and 2015 and $0.0 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively, have been included in communication and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000.

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2016. Amortization expense of $0.5 million, $1.4 million, $0.6 million, and $1.8 million for the three and nine months ended September 30, 2016 and 2015, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at September 30, 2016:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$1,092	$6,508
Tradename	6	7,400	3,544	3,856
Covenants not to compete	10	3,100	894	2,206
Real estate options	2.2	942	942	—
		$19,042	$6,472	$12,570

Carrying amounts of goodwill were as follows:

(in thousands)
Balance at December 31, 2015	$100,212
Acquisitions	—
Balance at September 30, 2016	$100,212

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2016 and September 30, 2015, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2016 and September 30, 2015 is as follows (in thousands, except per share data):

	Three months ended September 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$12,527	83,286	$0.15
Effect of restricted stock	—	56
Diluted EPS	$12,527	83,342	$0.15

	Three months ended September 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$15,113	87,387	$0.17
Effect of restricted stock	—	105
Diluted EPS	$15,113	87,492	$0.17

	Nine Months Ended September 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$43,272	83,301	$0.52
Effect of restricted stock	—	72
Diluted EPS	$43,272	83,373	$0.52

	Nine Months Ended September 30, 2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,041	87,663	$0.64
Effect of restricted stock	—	143
Diluted EPS	$56,041	87,806	$0.64

Note 8. Equity

In September 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012.  Approximately 3.3 million shares remain authorized for repurchase under the program as of September 30, 2016. There were no shares repurchased during the three months ended September 30, 2016. There were 0.9 million shares repurchased in the open market during the nine months ended September 30, 2016. There were 1.8 million shares repurchased in the open market during the three and nine months ended September 30, 2015. The authorization remains open at September 30, 2016 and has no expiration date. The share repurchase authorization is discretionary and may be suspended or discontinued at any time without prior notice.

During the three and nine months ended September 30, 2016 and 2015, our Board of Directors declared regular quarterly dividends totaling $1.7 million, $5.0 million, and $1.7 million, $5.2 million respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. During December 2011, 0.4 million shares were initially granted to employees and no additional shares were granted during 2012. All shares initially granted in 2011 have vested. Additional shares granted in 2013 through 2016 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares issued in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during the nine months ended September 30, 2016. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million and $1.2 million for the three and nine months ended September 30, 2016. Compensation expense associated with restricted stock awards was $0.4 million and $1.0 million for the three and nine months ended September 30, 2015. As of September 30, 2016 0.4 million shares remain available to be granted under the Plan. Unrecognized compensation expense was $0.6 million at September 30, 2016 which will be recognized over a remaining weighted average period of 1.3 years.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	66.8	$20.55
Granted	—	—
Vested	(11.8)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	55.1	$21.29

	Nine Months Ended September 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	74.0	17.27
Vested	(121.4)	17.05
Forfeited	—	—
Outstanding (unvested) at end of period	55.1	$21.29

	Three Months Ended September 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	104.6	$18.04
Granted	11.2	19.94
Vested	(13.2)	18.97
Forfeited	—	—
Outstanding (unvested) at end of period	102.6	$18.13

	Nine Months Ended September 30, 2015
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	183.1	$16.78
Granted	15.4	21.07
Vested	(95.9)	16.25
Forfeited	—	—
Outstanding (unvested) at end of period	102.6	$18.13

Note 10.  Long-Term Debt

In November 2013, we entered into a credit agreement (the “Credit Agreement”) by and among Wells Fargo Bank, National Association, (the “Bank”), Heartland Express, Inc. of Iowa as the borrower (the “Borrower”), us, and the other members of our consolidated group, as Guarantors. Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit. The line of credit is available for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015 and decreased to $175.0 million from November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $200 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2016.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2016 and December 31, 2015.

Our effective tax rate was 37.5% and 39.4% for the three months ended and 33.4%, and 37.0% for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

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

At September 30, 2016 and December 31, 2015, we had a total of $9.6 million and $11.6 million in gross unrecognized tax benefits, respectively.  Of this amount, $6.0 million and $7.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2016 and December 31, 2015.  Unrecognized tax benefits were a net increase of $0.1 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively. Unrecognized tax benefits were a net decrease of $2.0 million and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively. The net increases during the three month periods of 2016 and 2015 was mainly due to unrecognized tax benefits resulting from current year tax positions. The net decreases during the nine month periods of 2016 and 2015 were due mainly to the expiration of certain statutes of limitation net of additions with respective states.  This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $3.1 million and $4.7 million at September 30, 2016 and December 31, 2015 and is included in income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense for the three month period ended September 30, 2016 and 2015 was a net expense of approximately $0.1 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2016 and 2015 was a benefit of approximately $1.6 million and $1.1 million, respectively. Income tax expense increased during the three months ended September 30, 2016 and 2015 due to additions for interest and penalty accruals. Income tax expense was reduced during the nine months ended September 30, 2016 and 2015 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2016
(in thousands)
Balance at January 1, 2016	$11,569
Additions based on tax positions related to current year	474
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(108)
Reductions due to lapse of applicable statute of limitations	(2,374)
Settlements	—
Balance at September 30, 2016	$9,561

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

Note 12.  Operating Leases

During 2016, we leased certain revenue equipment of which the majority of these leases were with a commercial tractor dealership, whose owners include a board member. During 2015, a portion of our operating leases were with the noted commercial tractor dealership. Rent expense for these leases were $0.0 million and $0.8 million (including related-party rental payments totaling $0.0 million and $0.8 million), for the three and nine months ended September 30, 2016, respectively. Rent expense for these leases were $0.8 million and $2.8 million (including related-party rental payments totaling $0.8 million, and $2.7 million), for the three and nine months ended 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases were terminated in June 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include a board member and a commercial tractor dealership whose owners include a board member. Rent expenses for terminal facilities were $0.5 million and $1.6 million (including related-party rental payments totaling $0.5 million and $1.4 million), for the three and nine months ended September 30, 2016, respectively. Rent expenses for terminal facilities were $0.9 million and $3.0 million (including related-party rental payments totaling $0.8 million and $2.8 million), for the three and nine months ended September 30, 2015, respectively. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2017 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 13 for additional information regarding related party transactions.

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

We purchased tractors from and sold tractors to the commercial tractor dealership noted above. We had operating leases for certain revenue equipment with the commercial tractor dealership and we also purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.0 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively, for tractors delivered but not paid for prior to these dates and outstanding parts and services.

The related payments (receipts) with related parties for the three and nine months ended September 30, 2016 and 2015 (in thousands) were as follows:

	Three months ended September 30,
	2016	2015
Payments for tractor purchases	$—	20,687
Receipts for tractor sales	—	(9,035)
Receipts for trailer sales	—	(28)
Revenue equipment lease payments	—	767
Payments for parts and services	368	1,224
Terminal lease payments	466	833
	$834	$14,448

	Nine months ended September 30,
	2016	2015
Payments for tractor purchases	$4,300	$45,582
Receipts for tractor sales	—	(28,603)
Receipts for trailer sales	(108)	(28)
Revenue equipment lease payments	813	2,651
Payments for parts and services	1,151	3,650
Terminal lease payments	1,397	2,753
Terminal lease purchase option payment	—	4,875
	$7,553	$30,880

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of September 30, 2016 was $54.4 million.

Note 15.  Subsequent Events

We have evaluated events occurring subsequent to September 30, 2016. No events occurred requiring disclosure.

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

Overview

We are a short-to-medium haul truckload carrier of general commodities with corporate headquarters in North Liberty, Iowa. We provide nationwide transportation services to major shippers spanning from Washington to Florida and New England to California as well as parts of Canada. We offer primarily asset-based transportation services in the dry van truckload market and also offer temperature-controlled transportation services and non asset-based freight brokerage services although such temperature-controlled and non asset-based services are not material sources of revenue. We provide these transportation services using predominately company-owned revenue equipment. We also obtain additional capacity through the use of independent contractor tractors, although this source of capacity is not significant to our overall operations.  We generally earn revenue based on the number of miles per load delivered.  We believe the keys to success are maintaining high levels of customer service and safety. Management believes achieving high levels of customer service and safety is predicated on the availability of late-model equipment and experienced drivers.  Management believes that our service standards, safety record, and equipment availability have made us a core carrier for many of our major customers.

We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs.  The demand for freight services was strong in 2014 as demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 has continued throughout 2016. Industry capacity continues to be hindered by an insufficient quantity of qualified drivers, which is further challenged by various regulations that reduce drivers' utilization and availability. Further, industry conformity to the electronic logging device (ELD) requirement in December 2017 has the potential to further reduce overall industry capacity and driver availability. We cannot predict how future regulations will impact driver utilization. An industry shortage of qualified drivers, in conjunction with reduced driver utilization, creates a favorable rate environment, although the rate environment during 2016 has been intense due to industry capacity outpacing general demand for freight services. We cannot currently predict how long this volatility will continue or its future impact.

Competition for drivers, which has historically been intense, has recently escalated due to the decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We implemented increases to our driver pay package, in late 2014 and early 2015, raising driver compensation, on average, by approximately 13%. Our driver pay package includes future pay increases based on years of continued service to us and increased rates for accident-free miles of operation. We believe our current compensation package supports our leadership position in terms of driver pay within the industry and rewards our drivers for years of service with safe operating mileage benchmarks, which are critical to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities as fuel expenses, at 14.5% of operating revenues at September 30, 2016, is our highest cost after salaries, wages and benefits to our drivers and other employees and depreciation and amortization. The average price so far in 2016 has been $2.27 with the latest Department of Energy ("DOE") price increasing to $2.48 compared to an average DOE price of $2.79 during the nine months ended September 30, 2015. Although the average price per gallon in 2016 is the lowest it has been since 2009, we currently cannot predict what fuel prices will be throughout the remainder of 2016. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel efficient tractors. At September 30, 2016, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At September 30, 2016, the Company’s tractor fleet had an average age of 1.6 years and the Company's trailer fleet had an average age of 4.7 years.

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

We ended the first nine months of 2016 with operating revenues of $472.9 million, including fuel surcharges, net income of $43.3 million, and basic net income per share of $0.52 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $561.7 million, including fuel surcharges, net income of $56.0 million, and basic net income per share of $0.64 on basic weighted average shares of 87.7 million in the first nine months of 2015. We posted an 86.3% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2016 compared to 84.2% for the same period of 2015 and a 9.2% net margin (net income as a percentage of operating revenues) for the nine months ended September 30, 2016 compared to 10.0% in the same period of 2015. We posted an 84.9% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the nine months ended September 30, 2016 compared to 81.8% for the same period of 2015. We had total assets of $741.7 million at September 30, 2016. We achieved a return on assets of 8.2% and a return on equity of 12.6% over the immediate past four quarters ended September 30, 2016, compared to 10.0% and 15.7%, respectively, for the immediate past four quarters ended September 30, 2015.

Our cash flow from operating activities for the nine months ended September 30, 2016 of $120.2 million was 25.4% of operating revenues, compared to $142.9 million and 25.4% in the same period of 2015.  During 2016, we used $33.5 million in net investing cash flows, which was the result of net cash used for revenue equipment purchases. We used $19.7 million in financing activities directly related to repurchases of our common stock and payment of dividends. As a result, our cash and cash equivalents increased $67.0 million during the nine months ended September 30, 2016.  We ended the third quarter of 2016 with cash and cash equivalents of $100.3 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating income, operating ratio, and adjusted operating ratio reconciliation (a)
(In thousands)
(unaudited)
	Three Months Ended September 30,
	2016	2015

Operating revenue	$149,316	$182,533
Less: Fuel surcharge revenue	15,229	21,800
Operating revenue, excluding fuel surcharge revenue	134,087	160,733

Operating expenses	129,403	157,672
Less: Fuel surcharge revenue	15,229	21,800
Adjusted operating expenses	114,174	135,872

Operating income	$19,913	$24,861
Operating ratio	86.7%	86.4%
Adjusted operating ratio (a)	85.1%	84.5%

	Nine Months Ended September 30,
	2016	2015

Operating revenue	$472,893	$561,739
Less: Fuel surcharge revenue	43,664	73,609
Operating revenue, excluding fuel surcharge revenue	429,229	488,130

Operating expenses	408,223	472,878
Less: Fuel surcharge revenue	43,664	73,609
Adjusted operating expenses	364,559	399,269

Operating income	64,670	88,861
Operating ratio	86.3%	84.2%
Adjusted operating ratio (a)	84.9%	81.8%

(a) Adjusted operating ratio as reported in this Form 10-Q is based upon total operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.1%	37.8%	39.2%	37.5%
Rent and purchased transportation	3.7%	4.5%	3.9%	4.8%
Fuel	15.4%	16.1%	14.5%	17.4%
Operations and maintenance	4.3%	5.0%	4.2%	4.6%
Operating taxes and licenses	2.6%	2.5%	2.5%	2.4%
Insurance and claims	3.0%	4.0%	3.7%	3.1%
Communications and utilities	0.8%	0.9%	0.7%	0.8%
Depreciation and amortization	18.3%	15.6%	16.7%	14.5%
Other operating expenses	0.6%	4.0%	2.5%	3.9%
Gain on disposal of property and equipment	(1.0)%	(4.1)%	(1.5)%	(4.9)%
	86.7%	86.4%	86.3%	84.2%
Operating income	13.3%	13.6%	13.7%	15.8%
Interest income	0.08%	0.04%	0.07%	0.03%
Interest expense	—%	—%	—%	—%
Income before income taxes	13.4%	13.7%	13.7%	15.8%
Income taxes	5.0%	5.4%	4.6%	5.9%
Net income	8.4%	8.3%	9.2%	10.0%

Three Months Ended September 30, 2016 Compared With the Three Months Ended September 30, 2015

Operating revenue decreased $33.2 million (18.2%), to $149.3 million for the three months ended September 30, 2016 from $182.5 million for the three months ended September 30, 2015.  The decrease in revenue was the result of a $6.6 million (30.1%) decrease in fuel surcharge revenue from $21.8 million in 2015 to $15.2 million in 2016 and a decrease in trucking and other revenues of $26.6 million (16.6%). Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2016 period compared to the 2015 period, slightly offset by an increase in the rate per loaded mile compared to the three months ended September 30, 2015.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a 9.5% decrease in the average Department of Energy ("DOE") diesel fuel prices during the three months ended September 30, 2016 compared to September 30, 2015, as reported by the DOE, along with a decrease in loaded miles.

Salaries, wages, and benefits decreased $10.6 million (15.4%), to $58.4 million for the three months ended September 30, 2016 from $69.0 million in the 2015 period.  Salaries, wages and benefits decreased period over period due to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2015. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $2.7 million (33.4%), to $5.5 million for the three months ended September 30, 2016 from $8.2 million in the comparable period of 2015.  The decrease was attributable to amounts paid for operating leases of terminal locations and revenue equipment (decreased $1.5 million), amounts paid to independent contractors (decreased $1.0 million), and amounts paid to third party carriers on brokered loads (decreased $0.3 million). The decrease in amounts paid were due to a reduction in leased revenue equipment units, a decrease in miles driven by independent contractors, and a decrease in loads brokered with third party carriers during the 2016 period as compared to 2015. During the three months ended September 30, 2016, independent contractors accounted for 2.3% of the total fleet miles compared to approximately 3.0% for the same period of 2015.

Fuel decreased $6.4 million (21.9%), to $23.0 million for the three months ended September 30, 2016 from $29.4 million for the same period of 2015. The decrease was primarily the result of a (9.5%) decrease in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 16.5% in the 2016 period compared to the same period of 2015, due mainly to fuel surcharge revenues declining at an increased rate (30.1%), as compared to the decline in overall fuel cost.

Depreciation decreased $1.1 million (4.0%), to $27.3 million during the three months ended September 30, 2016 from $28.4 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of units being depreciated, partially offset by higher average depreciation expense per revenue equipment unit. Tractor depreciation decreased $0.8 million, on a 5.9% decrease in the number of tractor units depreciated, partially offset by 2.0% higher depreciation recognized per unit during the three months ended September 30, 2016 compared to the 2015 period. Compared to the same period in 2015, trailer and other depreciation decreased $0.5 million on an 9.1% decrease in the number of trailer units depreciated during the three months ended September 30, 2016, partially offset by 4.4% higher depreciation recognized per unit.

Operating and maintenance expense decreased $2.8 million (30.6%), to $6.4 million during the three months ended September 30, 2016 from $9.2 million in the same period of 2015. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $0.6 million (13.5%), to $3.9 million during the three months ended September 30, 2016 from $4.5 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense decreased $2.8 million (38.5%), to $4.5 million for the three months ended September 30, 2016 from $7.4 million in 2015, due to decreased severity and frequency of claims. Other operating expenses decreased $6.4 million (88.6%), to $0.8 million, during the three months ended September 30, 2016 from $7.2 million in 2015, as a result of a reduction in the potential earn-out liability due to the 2016 operating environment and the likelihood of future payments ($4.0 million), and a reduction in other variable operating costs related to a decrease in loaded miles driven ($2.4 million).

Gains on the disposal of property and equipment decreased $5.9 million (80.1%), to $1.5 million during the three months ended September 30, 2016 from $7.4 million in the same period of 2015.  The decrease resulted from a decrease in gains on sales of trailer equipment of $5.5 million and a decrease in gains on sale of tractor and other equipment of $0.4 million. The decrease in gains on trailer and tractor sales was mainly due to selling fewer units and lower trailer gains per unit sold due to age of equipment sold. The decrease in gains on trailer sales was due to a 60% decrease in the number of units sold along with a gain per unit decrease of 97%. The decrease in gains on tractor sales was due to the net effect of a 66% decrease in the number of units sold partially offset by a 106% increase in gain per unit. We currently anticipate tractor and trailer equipment sale activity during 2016 to generate total estimated gains of approximately $8.0 to $9.0 million.

Our effective tax rate declined to 37.5% from 39.4% for the three months ended September 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 86.7% during the three months ended September 30, 2016, compared to 86.4% during the three months ended September 30, 2015.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 85.1% during the three months ended September 30, 2016, compared to 84.5% during the three months ended September 30, 2015. Net income decreased $2.6 million (17.1%), to $12.5 million for the three months ended September 30, 2016, from $15.1 million during the same period in 2015 as a result of the net effects discussed above.

Nine Months Ended September 30, 2016 Compared With the Nine Months Ended September 30, 2015

Operating revenue decreased $88.8 million (15.8%), to $472.9 million for the nine months ended September 30, 2016 from $561.7 million for the nine months ended September 30, 2015.  The decrease in revenue was the result of a $29.9 million (40.7%) decrease in fuel surcharge revenue from $73.6 million in 2015 to $43.7 million in 2016 and a decrease in trucking and other revenues of $58.9 million (12.1%). Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2016 period compared to the 2015 period, partially offset by an increase in the rate per loaded mile compared to the nine months ended September 30, 2016.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a 19.2% decrease in the average Department of Energy ("DOE") diesel fuel prices during the nine months ended September 30, 2016 compared to September 30, 2015, as reported by the DOE, along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $25.6 million (12.1%), to $185.3 million for the nine months ended September 30, 2016 from $210.9 million in the 2015 period.  Salaries, wages and benefits decreased period over period due mainly to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2015. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $8.4 million (31.5%), to $18.4 million for the nine months ended September 30, 2016 from $26.8 million in the comparable period of 2015.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $1.3 million), amounts paid for operating leases of terminal locations and revenue equipment (decreased $3.5 million), and amounts paid to independent contractors (decreased $3.6 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2016 period as compared to 2015. During the nine months ended September 30, 2016, independent contractors accounted for 2.4% of the total fleet miles compared to 3.2% during the comparable period of 2015.

Fuel decreased $29.3 million (29.9%), to $68.6 million for the nine months ended September 30, 2016 from $97.9 million for the same period of 2015. The decrease was primarily the result of a 19.2% decrease in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost, net of fuel surcharge revenues, decreased 3.3% in the 2016 period compared to the same period of 2015, due mainly to fuel surcharge revenues declining at an increased rate (40.7%), as compared to the decline in overall fuel cost.

Depreciation and amortization decreased $2.5 million (3.0%), to $78.8 million during the nine months ended September 30, 2016 from $81.3 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of units being depreciated, partially offset by higher average depreciation expense per revenue equipment unit. Tractor depreciation decreased $1.4 million, on a 7.8% decrease in the number of tractor units depreciated, partially offset by 5.7% higher depreciation recognized per unit during the nine months ended September 30, 2016 compared to the 2015 period. Compared to the same period in 2015, trailer and other depreciation decreased $1.4 million on a 13.8% decrease in the number of trailer units depreciated during the nine months ended September 30, 2016, partially offset by 10.0% higher depreciation recognized per unit.

Operating and maintenance expense decreased $5.7 million (22.3%), to $20.0 million during the nine months ended September 30, 2016 from $25.7 million in the same period of 2015. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $2.0 million (14.4%), to $11.7 million during the nine months ended September 30, 2016 from $13.7 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven. Insurance and claims expense was consistent during the nine months ended September 30, 2016 and 2015. Other operating expenses decreased $10.0 million (46.2%), to $11.7 million, during the nine months ended September 30, 2016 from $21.7 million in 2015, as a result of a reduction in the potential earn-out liability due to the 2016 operating environment and the likelihood of future payments offset by employment related liabilities ($5.5 million), and a reduction in other variable operating costs due to a decrease in miles driven as well as administrative cost reductions ($4.5 million).

Gains on the disposal of property and equipment decreased $20.0 million (73.3%), to $7.3 million during the nine months ended September 30, 2016 from $27.3 million in the same period of 2015.  The decrease resulted from a decrease in gains on sales of trailer equipment of $17.6 million, a decrease in gains on sale of other property of $1.3 million, and a decrease in gains on tractor equipment sales of $1.1 million. The decrease in gains on trailer sales was the net effect of selling 73% less trailers during 2016, at 80% lower gains per unit. The decrease in gains on tractor sales was due to a 54% decrease in the number of units sold offset partially by a gain per unit increase of 83%. We currently anticipate tractor and trailer equipment sale activity during 2016 to generate total estimated gains of approximately $8.0 to $9.0 million.

The Company’s effective tax rate was 33.4% and 37.0% for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 86.3% during the nine months ended September 30, 2016, compared to 84.2% during the nine months ended September 30, 2015.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 84.9% during the nine months ended September 30, 2016, compared to 81.8% during the nine months ended September 30, 2015. Net income decreased $12.8 million (22.8%), to $43.3 million for the nine months ended September 30, 2016, from $56.0 million during the same period in 2015 as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity has been cash flow provided by operating activities. Our primary source of liquidity during 2016 remains cash flow generated from operating activities, although we maintain our line of credit to provide assistance with additional cash requirements to fund capital expenditures. During the nine months ended September 30, 2016, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We currently have no outstanding borrowings on our line of credit.

On November 11, 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $200.0 million on November 1, 2015, and decreased to $175.0 million for the period November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly, (ii) required minimum net income of $1.00, measured quarterly, (iii) required minimum tangible net worth of $200 million, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2016.

Operating cash flow during the nine months ended September 30, 2016 was $120.2 million compared to $142.9 million during the same period of 2015.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $2.6 million lower during 2016 compared to 2015 offset by an increase in cash flow generated by operating assets and liabilities of approximately $25.3 million.  The net decrease in cash provided by operating assets and liabilities for 2016 compared to the same period of 2015 was primarily attributable to the timing of income tax payments and the associated net income tax payable position comparing the two periods. Cash flow from operating activities was 25.4% of operating revenues for the nine months ended September 30, 2016 compared with 25.4% for the same period of 2015.

Cash flows used by investing activities was $33.5 million during the nine months ended September 30, 2016 compared to cash flows used in investing activities of $33.6 million during the comparative 2015 period or an increase in cash of $0.1 million. The slight decrease in cash used for investing activities was primarily the net result of a decrease in proceeds from sale of property and equipment, net of trades, with an increase in equipment purchases, $10.1 million, change in other assets of $1.5 million, offset by the change in designated funds for equipment purchases of $11.7 million. We currently estimate a total of approximately $30 to $35 million in net capital expenditures for the calendar year 2016.

Cash used in financing activities decreased $42.8 million during the nine months ended September 30, 2016 compared to the same period of 2015 due mainly to $16.2 million less cash used for repurchases of common stock and $24.6 million less cash used for repayments of borrowings on the Credit Agreement during 2015. There were no borrowings on the Credit Agreement during the nine months ended September 30, 2016.

In 2001, our Board of Directors authorized a program to repurchase 15.4 million shares, adjusted for stock splits, of our common stock in open market or negotiated transactions using available cash, cash equivalents and investments which was subsequently amended in February 2012. Upon completing prior authorizations, the Board approved new authorizations of $4.8 million shares in November, 2015. Approximately 3.3 million shares remained authorized for repurchase under the program as of September 30, 2016 and the program has no expiration date. There were 0.9 million shares repurchased in the open market during the nine months ended September 30, 2016 and 1.8 million shares were repurchased during the nine months ended September 30, 2015. Shares repurchased were accounted for as treasury stock. The specific timing and amount of repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

We paid income taxes, net of refunds, of $29.8 million and $24.6 million in the nine months ended September 30, 2016 and September 30, 2015. The increase was mainly attributable to the amount of current tax receivable at the end of 2014 which lowered estimated payments in 2015. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At September 30, 2016, the Company had $100.3 million in cash and cash equivalents and $194.5 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases to finance a portion of our revenue equipment requirements and terminal facilities. Operating lease expense during the nine months ended September 30, 2016 was $2.5 million.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2016 although we had $194.5 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The current borrowing rate available on the Credit Agreement was 1.152%. Increases in interest rates could impact our interest expense on future borrowings.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016.

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

HEARTLAND EXPRESS, INC.

Date:	November 9, 2016	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)