Form 10-K
period 2016-12-31
HEARTLAND EXPRESS INC
filed 2017-02-28
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $0.8 billion.   In making this calculation the registrant has assumed, without admitting for any purpose, that all of its executive officers and directors, and no other persons, are affiliates.  As of February 17, 2017 there were 83,292,581 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 44,584 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 11, 2017 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected impact of regulatory changes, future inflation, future share dividends and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. We operate as one segment (see Note 1 to the consolidated financial statements). For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI"), which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016.

We are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We concentrate primarily on short- to medium-haul, asset-based dry van truckload services in regional markets near our terminals, where the average trip is approximately one day. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer primarily asset-based dry van service to our customers along with temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our headquarters is located in North Liberty, Iowa, in a low-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty years from 1986 to 2016, we have grown our revenues to $612.9 million from $21.6 million and our net income has increased to $56.4 million from $3.0 million. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past three and five years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed six acquisitions since 1987 with the most recent and largest occurring in 2013, GTI.  These six acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. Since the end of 2015, we have been evaluating acquisition candidates, although we have no agreements to make any acquisitions. Future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

Operations

Our operations department focuses on the successful execution of customer expectations and providing consistent opportunities for our drivers, in conjunction with maximizing equipment utilization.  These objectives require a combined effort of marketing, regional operations managers, and fleet management.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the United States (“U.S.”) with immaterial revenue derived from Canada. We do not have nor have we during the last three fiscal years had any long-lived assets permanently located outside the U.S.

We operate twenty terminal facilities throughout the contiguous U.S. in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to service and maintain revenue equipment at our facilities on a frequent basis.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. We use a centralized computer network and regular communication to achieve enterprise-wide load coordination.

We emphasize customer satisfaction through on-time performance, dependable late-model equipment, and consistent equipment availability to meet the volume requirements of our customers. We also maintain a trailer to tractor ratio that allows us to position trailers at customer locations for convenient loading and unloading.  Most of the freight we transport is non-perishable and predominantly does not require driver handling.  These factors help minimize waiting time, which increases tractor utilization and promotes driver retention.

During 2016, we received the following safety and operational recognitions:

•	Commercial Carrier Journal Top 250 Award (#36)

•	BP Lubricants USA Inc. Driving Safety Standards for 2016

•	Logistics Management Quest for Quality Award

•	California Trucking Association - Fleet Safety Award (1st Place - LTL/Gen Commodities-Local/Short Haul, over 4 million miles)

•	California Trucking Association - Fleet Safety Award (1st Place - Truckload, over 7 million miles)

Customers and Marketing

We seek to transport freight that will complement traffic in our existing service areas and remain consistent with our focus on short-to-medium haul and regional distribution markets.  Management believes that building lane density in our primary traffic lanes will minimize empty miles and enhance driver “home time.”

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•	Fedex Express - Carrier of the Year (6th consecutive year and 9th time in 10 years)

•	Fedex Express - Platinum Award for On-Time Service (99.96% on-time service)

•	Sam's Club (Walmart) - Carrier of the Year

•	United Sugars - Carrier of the Year

•	Winegard - Truckload Carrier of the Year

•	Johnson and Johnson - Truckload Service Provider of the Year

•	Quaker/Gatorade - Carrier of the Year (Northwest Region)

•	Quaker/Gatorade - Carrier of the Year (Central West Region)

•	DHL - On Time Delivery - Truckload

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 76%, 56%, and 40% of our operating revenues, respectively, in 2016. During 2015, our 25, 10, and 5 largest customers were approximately 73%, 53%, and 36%, of our operating revenues respectively. During 2014, our 25, 10, and 5 largest customers were approximately 68%, 47%, and 32%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer, Wal-Mart Stores, Inc., accounted for more than 10% of our operating revenues in 2016 at 12.3%, while no customer accounted for more than 10% of our operating revenues in 2015 or 2014.

Seasonality

The nature of our primary traffic (appliances, automotive parts, consumer products, paper products, packaged foodstuffs, and retail goods) generally causes it to be distributed with relative uniformity throughout the year.  However, seasonal variations associated with the winter holiday season have historically resulted in increased shipment volumes by retail customers during the fourth quarter, followed by reduced shipment volumes by customers in several industries after the holiday season. In addition, our operating expenses historically have been higher during the winter months due to decreased fuel efficiency, increased colder weather-related equipment maintenance and repairs, and increased claims and costs attributed to higher accident frequency from harsh weather.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  Throughout the year ended December 31, 2016, we employed approximately 3,600 people compared to approximately 4,200 people throughout the year ended December 31, 2015. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. We historically have operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2016, independent contractors accounted for approximately 2.3% of our total miles compared to 3.1% in 2015.

Our strategy for both employee drivers and independent contractors is to (i) hire safe and experienced drivers (the majority of driver positions hired require six to nine months of over-the-road experience); (ii) promote retention with an industry-competitive compensation package, positive working conditions, and freight that requires little or no handling; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging device ("ELD") system, and financial rewards for accident-free driving.  We also seek to minimize turnover of our employee drivers by providing modern, comfortable equipment, and by regularly scheduling "home time."  Our drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

We are not a party to a collective bargaining agreement.  We believe that we have good relationships with our employees.

Driver Compensation

Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Revenue Equipment

Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, appeal to drivers, and enhance dependability. In addition, we seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our tractors for financial reporting purposes using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform through fluctuations in average tractor fleet age. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share.

At December 31, 2016, approximately 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance.

As of December 31, 2016 the average age of our tractor fleet was 1.70 years compared to 1.25 years at December 31, 2015. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 4.6 years at December 31, 2016 compared to 4.6 years at December 31, 2015.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations. Independent contractors are responsible for the maintenance of their equipment. We utilized revenue equipment operating leases following our most recent acquisition in 2013. As of December 31, 2016, operating leases were immaterial.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-one terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2016, 2015, and 2014, fuel expense was $91.5 million, $123.7 million, and $219.3 million or 17.3%, 20.0%, and 29.7% respectively, of our total operating expenses.  For the years ended December 31, 2016, 2015, and 2014, fuel surcharge revenues were $58.4 million, $91.8 million, and $170.4 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 14.0% in 2016 compared to 2015 and 29.5% in 2015 compared to 2014, which had a positive impact on our net fuel cost for the years ended December 31, 2016 and 2015. Additionally, overall fuel efficiency has improved during 2016 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact our operating results. The DOE average price of fuel has increased 11.3% through February 17, 2017 as compared to the 2016 average price.

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

The demand for freight services generally outpaced industry capacity in 2014 and into early 2015. The demand for freight services generally slowed in the later months of 2015 compared to 2014 levels and continued to slow significantly throughout 2016 as industry capacity outpaced freight demand. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. We believe that our industry continues to be hindered by an insufficient quantity of qualified drivers which creates significant competition for this declining pool of qualified and safe drivers.

Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations are scheduled to mandate the use of ELD's across our industry. These devices are expected to reduce effective industry capacity by more strictly enforcing truck drivers’ hours of service, and thus miles that can be driven each day. Like most large carriers, we have used ELD's in our entire fleet for several years and have adapted our network and customer base to the utilization constraints. A substantial portion of industry capacity has not implemented ELD's, however, and we expect industry capacity to tighten after the regulation implementation date.

Safety and Risk Management

We are committed to promoting and maintaining a safe operation. Our safety program is designed to minimize accidents and to conduct our business within governmental safety regulations.  We communicate safety issues with drivers on a regular basis and emphasize safety through equipment specifications and regularly scheduled maintenance intervals.  Our drivers are compensated and recognized for achieving and maintaining a safe driving record.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule"). The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours. The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”). These rule changes became effective in July 2013. We believe the 2011 Rule led to decreased productivity and caused some loss of efficiency, as drivers and shippers needed supplemental training, computer programming required modifications, additional drivers were required, additional equipment has been acquired, and shipping lanes were reconfigured.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law. Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions while the FMCSA conducted a study to determine whether such restrictions had a positive result on driver safety (the “Study”), and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective. In December 2016, a short-term funding bill was signed into law that directly ties the reinstatement of the 2011 Restart Restrictions to the outcome of the Study and requires the Study to demonstrate that the 2011 Restart Restrictions offer a “statistically significant improvement” in safety related matters in order for the 2011 Restart Restrictions to be reinstated. If the 2011 Restart Restrictions are reinstated, we may experience a decrease in production and loss of efficiency similar to that experienced during 2013 and 2014 when the 2011 Restart Restrictions were in effect.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Thus a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback, in January 2017, the FMCSA determined that a Supplemental Notice of Proposed Rulemaking outlining certain changes to the proposed rule would be released in the future. Therefore, it is uncertain if, when, or under what form this proposed rule could take effect. However, if this rule or a similar rule was enacted, and we received a rating of "unfit," it could materially adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet safety rankings (iii), subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

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

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use ELD's in their tractors to electronically monitor truck miles and enforce hours-of-service. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011. In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by the DOT. Pursuant to its rulemaking authority, the FMCSA published a new final rule in December 2015 which requires the use of ELD's by nearly all carriers by December 2017 (the "2015 ELD Rule"). We have proactively installed ELD's on 100% of our tractor fleet, so we don’t believe the 2015 ELD Rule will impact our operations or profitability or our use of ELD's. Furthermore, we believe that more effective hours-of-service enforcement after the 2015 ELD Rule takes effect may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

In the aftermath of the September 11, 2001 terrorist attacks, the DHS and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The U.S. Transportation Security Administration ("TSA") adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so. While transporting hazardous materials subjects us to a wide array of regulations, the number of hazardous material shipments we make is insignificant relative to our total number of shipments.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, which was proposed in 2016 but has not yet been made final, (ii) a rule mandating the creation of a national clearinghouse that employers and prospective employers must query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, which was made final in December 2016, with a compliance date in January 2020, and (iii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazmat endorsement, which was made final in December 2016, with a compliance date in February 2020. The effect of these recently proposed or finalized rules could be a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. However, the recent executive order limiting new regulations issued by the Trump administration, described in further detail below, makes a voidance, repeal, or other change to many of these industry regulations a possibility, although it’s uncertain to what extent such regulatory changes may occur.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of wage and hour laws throughout the United States. There is proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Our use of independent contractors is not significant to our total operations.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil or fuel storage tanks and fueling islands. We do not know of any environmental regulations that would have a material effect on our capital expenditures, earnings or competitive position. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (the "NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty trucks and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and will be phased in over several years for older equipment. In addition, CARB has announced that it expects to propose California Phase 2 Standards sometime in 2017, which will set stricter requirements that the federal Phase 2 Standards. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

The regulatory environment has recently changed under the administration of President Trump. In January 2017, the President’s office issued a temporary moratorium on proposed and recently published regulations, which will delay the effectiveness of such regulations for at least 60 days. Additionally, in January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year. The impact of these actions by the Trump administration may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing or proposed regulations.

For further discussion regarding laws and regulations, refer to the "Risk Factors" section under Item 1A of Part I of this Annual Report.

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

Our business is subject to general economic, credit, business, and regulatory factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which was characterized by weak demand and downward pressure on rates;

•	downturns in customers’ business cycles;

•	changes in customers’ inventory levels and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather and railroad congestion;

•	changes in interest rates;

•	rising costs of healthcare;

•	global currency markets and the relative strength of the U.S. Dollar and potential impacts to certain customers' financial strength and overall freight demand; and

•	global supply and demand for crude oil and its impact on domestic fuel costs.

Economic conditions that decrease shipping demand and increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

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

•	we may be forced to accept freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads; and

•	the resale value of our equipment may decline, which could negatively impact our earnings and cash flows.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel and energy prices, driver and office employee wages, purchased transportation costs, taxes and interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance costs, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Further, we may be unable to appropriately adjust our costs and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.

Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various Unites States federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates, if at all, and any decrease in revenues or profits may impair our ability to implement our business strategy, which could have a materially adverse effect on our results of operations.

Historically, we have experienced significant growth in revenue and profits, although there have been times, particularly after acquisitions and including 2015 and 2016, when our revenue and/or profitability decreased. There can be no assurance that our business will grow in a similar fashion in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

We have established terminals throughout the contiguous United States in order to serve markets in various regions. These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development and establishing terminals and operations in new markets could require more time, resources or a more substantial financial commitment than anticipated. Should the growth in our regional operations stagnate or decline, the results of our operations could be adversely affected. If we seek to further expand, it may become more difficult to identify large cities that can support a terminal and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth and fewer drivers and non-driver personnel to support the terminal. We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations and customer relationships and appropriate freight rates in new markets could be challenging to attain. These challenges may negatively impact our growth, which could have a materially adverse effect on our ability to execute our business strategy and our results of operations.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and could have a materially adverse effect on our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

•
we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business;

•
a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•
many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•
the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability;

•	competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us;

•
some of our smaller competitors may not yet be fully compliant with pending regulations, such as regulations requiring the use of ELDs, which may allow such competitors to take advantage of additional driver productivity until such pending regulations become effective in December 2017;

•
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from our major customers.  For the years ended December 31, 2016, 2015, and 2014, our top 25 customers, based on operating revenue, accounted for approximately 76%, 73%, and 68%, respectively, of our operating revenue, and certain individual customers accounted for more than 5% of our operating revenue. We cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future. A reduction in freight volumes or our services or termination of our services by one or more of our major customers, could have a materially adverse effect on our business and operating results. In addition, if any of our major customers experience financial hardship, the demand for our services could decrease which could negatively affect our operating results. Further, if one or more of our major customers were to seek protection under bankruptcy laws, we might not receive payment for a significant amount of services rendered and, under certain circumstances, might have to return payments made by such customers during the 90 days prior to the bankruptcy filing, which may cause an adverse impact on our profitability and operations.

The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in conjunction with the 2013 acquisition of GTI, we entered into a five-year, unsecured credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), in the original amount of $250.0 million, under which we had no outstanding borrowings as of December 31, 2016. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy. Further, if borrowings under our Credit Agreement become unavailable and we need to obtain financing from other sources, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement, or to secure financing at all, which could have adverse consequences on our future operations.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our historical policy of operating newer equipment requires us to expend significant amounts annually to maintain a newer average age for our fleet of revenue equipment. We expect to pay for projected capital expenditures with cash flows from operations, proceeds from sales of equipment being replaced, and with proceeds of borrowings if necessary. If we are unable to generate sufficient cash from operations, or proceeds from sales of equipment being replaced, or utilize borrowing capacity on our Credit Agreement, we would need to seek alternative sources of capital, including additional financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain additional financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and decreased demand for and value of used equipment could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. More restrictive regulations related to emissions and fuel efficiency standards have required vendors to introduce new engines and will require more fuel-efficient trailers.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction.

If fuel prices increase significantly, our results of operations could be adversely affected.

Our operations are dependent upon fuel. Prices and availability of petroleum products are subject to political, economic, weather- related, geographic and market factors that are outside our control and each of which may lead to fluctuations in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate.

Because our operations are dependent upon fuel, significant increases in fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows. In addition, the terms of each customer's fuel surcharge agreement vary, and certain customers have sought to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Our results of operations and cash flows would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of fuel, could also materially and adversely affect our results of operations.

Increases in driver compensation or difficulties in attracting and retaining qualified drivers, including independent contractors, may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns.  Regulatory requirements, including those related to safety ratings, ELD's and hours-of-service (“HOS”) changes, an improved economy, and aging of the driver workforce, could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that CSA and stricter hours-of-service regulations adopted by the DOT in July 2013 have tightened, and may continue to tighten, the market for eligible drivers, and the required implementation of ELD's in December 2017 may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers.  This high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer tractors and face difficulty meeting shipper demands, any of which could adversely affect our profitability and results of operations.

If our independent contractors are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be adversely affected.

While the size of our independent contractor fleet has been significantly reduced, independent contractors have historically comprised a portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing, driver safety performance, and HOS. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size limits, HOS, and mandating ELD's, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations. The Regulation section in Item 1 of this Annual Report discusses several proposed, pending, and final regulations that could significantly impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, our fleet could be ranked poorly as compared to peer carriers. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

We have in the past, and may again in the future, exceed the FMCSA's established intervention thresholds in any of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

Compliance with various environmental laws and regulations may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, waste oil, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements could result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In addition, future additional emission regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.  Any additional acquisitions we undertake could involve the dilutive issuance of equity securities, incurring indebtedness and/or incurring large one-time expenses. In addition, acquisitions involve numerous risks, including difficulties in assimilating or integrating the acquired company's operations or assets into our business, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business, which would have a materially adverse effect on our business, financial condition, and results of operations.

If we are unable to retain our key employees or find, develop and retain a core group of managers, our business, financial condition, and results of operations could be materially adversely affected.

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

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs.  In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. Our business results in a substantial number of claims and litigation related to workers’ compensation, auto liability, general liability, cargo and property damage claims, personal injuries, and employment issues as well as employees’ health insurance. We self-insure for a portion of our claims, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers.  If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.

Healthcare legislation and inflationary cost increases also could negatively impact financial results by increasing annual employee healthcare costs going forward. We cannot presently determine the extent of the impact healthcare costs will have on our financial performance. In addition, rising healthcare costs could force us to make changes to existing benefits program, which could negatively impact our ability to attract and retain employees.

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure including our communications with our fleet of revenue equipment. We currently use a centralized computer network and regular communication to achieve system-wide load coordination. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively.

Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites and other events beyond our control. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems, there can be no assurance that such measures will be effective. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach, or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 44% of our common stock. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could allow the Gerdin family to prevent or could discourage or delay a change of control, which other stockholders may favor. Further, our bylaws have been amended to “opt out” of the Nevada control share statute. Accordingly, an acquisition of more than a majority of our common stock by the Gerdin family will not result in certain shares in excess of a majority losing their voting rights and may enhance the Gerdin family's ability to exercise control over decisions affecting us. The interests of the Gerdin family may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s new “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor recently issued a final rule raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016, but was enjoined by a federal district court in November 2016.  If this injunction is lifted, these changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our financial and operational results.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

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

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for our common stock as reported by The NASDAQ Global Select Market and our Company’s dividends declared per common share from January 1, 2015 to December 31, 2016.

Period	High	Low	Dividends Declared Per Common Share
Calendar Year 2016
1st Quarter	$19.87	$15.36	$0.02
2nd Quarter	19.09	16.55	0.02
3rd Quarter	20.05	17.11	0.02
4th Quarter	22.69	17.06	0.02
Calendar Year 2015
1st Quarter	$27.80	$23.31	$0.02
2nd Quarter	23.80	19.78	0.02
3rd Quarter	22.13	19.09	0.02
4th Quarter	21.95	16.35	0.02

On February 17, 2017, the last reported sale price of our common stock on The NASDAQ Global Select Market was $20.53 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 17, 2017, we had 213 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, we announced the implementation of a quarterly cash dividend program. We have declared and paid quarterly dividends for the past fifty-four consecutive quarters.  During 2016 and 2015, we declared quarterly dividends as detailed below.

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.7	$1.7	$1.7	$1.7

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Payment amount (per common share)	$0.02	$0.02	$0.02	$0.02
Payment amount total for all shares (in millions)	$1.8	$1.8	$1.7	$1.7

We currently intend to continue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2016. There were 0.9 million shares repurchased in the open market during the year ended December 31, 2016, 3.8 million in 2015, and no shares repurchased during 2014. Shares repurchased during 2016 and 2015 were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date. We have omitted tabular disclosure of share repurchases given that, during the fourth quarter of 2016, no repurchases were made and the number of shares authorized for repurchase remained the same at 3.3 million.

The specific timing and amount of future repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

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

The following table summarizes, as of December 31, 2016, information about the Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	53,084	—	388,736
Total	53,084	—	388,736

Column (a) represents unvested restricted stock awards outstanding under the Plan as of December 31, 2016. The weighted average stock price on the date of grant for outstanding restricted stock awards was $21.53, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the Plan as of December 31, 2016. We do not have any equity compensation plans that were not approved by stockholders.

The following table summarizes our restricted stock award activity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

	2016
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	102.4	$18.36
Granted	74.0	17.27
Vested	(122.2)	16.21
Forfeited	(1.2)	22.21
Outstanding (unvested) at end of year	53.0	$21.53

	2015
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

	2014
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2016	2015	2014	2013 (4)	2012
Statements of Income Data:
Operating revenue	$612,937	$736,345	$871,355	$582,257	$545,745
Operating expenses:
Salaries, wages, and benefits	231,980	277,318	278,126	178,736	167,073
Rent and purchased transportation	23,485	34,489	51,950	12,808	6,273
Fuel	91,494	123,714	219,261	172,315	168,981
Operations and maintenance	26,159	34,025	39,052	22,345	25,282
Operating taxes and licenses	15,559	18,095	20,370	10,516	8,694
Insurance and claims	24,449	21,618	17,946	14,888	14,906
Communications and utilities	4,485	6,001	6,494	3,552	2,953
Depreciation and amortization (1)	105,578	110,973	108,566	68,908	57,158
Other operating expenses	13,385	28,572	31,266	19,157	14,633
Gain on disposal of property and equipment	(9,205)	(35,040)	(33,544)	(33,270)	(15,109)
	527,369	619,765	739,487	469,955	450,844
Operating income (1)	85,568	116,580	131,868	112,302	94,901
Interest income	481	210	195	462	674
Interest expense	—	(19)	(446)	(208)	—
Income before income taxes (1)	86,049	116,771	131,617	112,556	95,575
Federal and state income taxes	29,663	43,715	46,783	41,974	34,034
Net income (1)	$56,386	$73,056	$84,834	$70,582	$61,541
Weighted average shares outstanding (5)
Basic	83,297	86,974	87,748	85,209	85,892
Diluted	83,365	87,109	87,923	85,441	86,201
Earnings per share (1)
Basic	$0.68	$0.84	$0.97	$0.83	$0.72
Diluted	$0.68	$0.84	$0.96	$0.83	$0.71
Dividends declared per share (2)	$0.08	$0.08	$0.08	$0.08	$1.08
Balance Sheet data:
Net working capital	$136,577	$70,276	$81,944	$55,732	$146,070
Total assets	738,228	736,030	759,994	724,841	467,737
Long-term debt (3)	—	—	24,600	75,000	—
Stockholders' equity (2)	505,826	469,928	$476,587	$397,653	$290,364

(1)	Effective July 1, 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance from the 150% declining balance method.

(2)	During 2012 we paid a special dividend of $1.00 per share ($85.0 million), which was in addition to regular quarterly dividends declared.

(3)
During 2013 we entered into an unsecured reducing line of credit agreement. Maximum borrowing capacity as of December 31, 2016 was $175.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $169.5 million under such line of credit.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected impact of regulatory changes, future inflation, future share dividends and repurchases, if any, fuel expense and the future effectiveness of fuel surcharge programs and price hedges, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We concentrate primarily on short-to-medium haul, asset-based dry van truckload services in regional markets near our terminals, where the average trip is approximately one day. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017.

Our headquarters is located in North Liberty, Iowa, in a low-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of experienced drivers and late-model equipment. We achieve operating efficiencies and cost controls through equipment utilization, which is optimized by a common information system platform, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our long-term objectives, which have not changed since we were founded in 1978, are to achieve significant growth, to operate with a low-80s operating ratio (operating expenses as a percentage of operating revenue), and to maintain a debt-free balance sheet. We maintain a disciplined approach to cost controls. We do this by scrutinizing all expenditures, prioritizing expenses that improve our drivers' experience or our customer service, minimizing non-driving personnel through proven technology when the cost of doing so is justified, and operating late-model tractors and trailers with sound warranty coverage and enhanced fuel efficiency.

Recent Developments

For 2016, we generated operating revenues of $612.9 million, including fuel surcharges, net income of $56.4 million, and basic net income per share of $0.68 on basic weighted average outstanding shares of 83.3 million. This compared to operating revenues of $736.3 million, including fuel surcharges, net income of $73.1 million, and basic net income per share of $0.84 on basic weighted average shares of 87.0 million in 2015. We posted an 86.0% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2016, compared to 84.2% for the same period of 2015, and a 9.2% net margin (which represents net income as a percentage of operating revenues) for 2016, compared to 9.9% in same period of 2015. We posted an 84.6% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2016 compared to 81.9% for the same period of 2015. We had total assets of $738.2 million at December 31, 2016. We achieved a return on assets of 7.6% and a return on equity of 11.6% over the year ended December 31, 2016, compared to 9.5% and 14.8% respectively, for 2015.

Our cash flow from operating activities for the twelve months ended December 31, 2016 was $155.8 million or 25.4% of operating revenues, compared to $190.5 million or 25.9% of operating revenues in 2015.  During 2016, we used $39.2 million in net investing cash flows, of which $28.8 million was used in net purchases of revenue equipment and $9.3 million was designated for future equipment purchases. We used $21.3 million in financing activities, of which $14.7 million was for repurchases of common stock and $6.7 million was used to pay dividends to our shareholders during 2016. As a result, our cash and cash equivalents increased by $95.3 million during the year ended December 31, 2016 to $128.5 million, with no outstanding debt.

The demand for freight services generally outpaced industry capacity in 2014 and into early 2015. Demand generally slowed in the later months of 2015 compared to 2014 levels and continued to slow down significantly throughout 2016 as industry capacity outpaced freight demand for the majority of 2016. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations are scheduled to mandate the use of ELD's across our industry. These devices are expected to reduce effective industry capacity by more strictly enforcing truck drivers' hours of service, and thus the miles that can be driven each day. Like most large carriers, we have used ELD's in our entire fleet for several years and have adapted our network and customer base to the utilization constraints. A substantial portion of industry capacity has not implemented ELD's, however, and we expect industry capacity to tighten after the regulation implementation date.

Growth History and Capital Allocation

We have grown both organically and through six acquisitions. Our organic growth has come from expanding our terminal network and customer relationships to locations such as Atlanta, GA, Carlisle, PA, Columbus, OH, Dallas, TX, Phoenix, AZ, and St. Louis, MO, then building up freight density and driver domiciles around these locations. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. Since the end of 2015, we have been evaluating acquisition candidates, although we have no agreements to make any acquisitions.

Since 2014, we have pared our revenue base due to a combination of excess industry capacity, rate pressure from customers, weak used truck values, and a shortage of highly qualified professional truck drivers. In this environment, as in similar past environments, we concentrated our assets on the best freight, reduced the number of tractors and trailers in our fleet, lowered our average fleet age, repurchased our shares at prices we deemed attractive, and built our cash balance to invest in growth at a more opportune time.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share.

When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. During periods of slower growth, we have deployed available cash toward dividends and stock repurchases. For the periods ended December 31, 2016, our operating cash flows as a percentage of operating revenues five-year average was 21.9%, our three-year average was 23.4%, and most recently for 2016 was 25.4%.

Tractor Strategy and Depreciation

Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, appeal to drivers, and enhance dependability. In addition, we seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our tractors for financial reporting purposes predominately using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform through fluctuations in average tractor fleet age. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2016, approximately 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At December 31, 2016, our tractor fleet had an average age of 1.70 years and our trailer fleet had an average age of 4.6 years.

Fuel Costs

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices for 2014, 2015, and 2016 were, $3.81, $2.69, and $2.31, respectively. The average price per gallon in 2017, through February 17, 2017, was $2.57. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 and continued to rise in 2017. We cannot predict what fuel prices will be throughout 2017. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2016	2015
	(in thousands)

Operating revenue	$612,937	$736,345
Less: Fuel surcharge revenue (non-GAAP)	58,378	91,780
Operating revenue excluding fuel surcharge revenue	554,559	644,565

Operating expenses	527,369	619,765
Less: Fuel surcharge revenue (non-GAAP)	58,378	91,780
Adjusted operating expenses	468,991	527,985

Operating income	$85,568	$116,580
Operating ratio	86.0%	84.2%
Adjusted operating ratio	84.6%	81.9%

(a) Operating revenue excluding fuel surcharge revenue and adjusted operating ratio as reported in this annual report are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.8%	37.7%	31.9%
Rent and purchased transportation	3.8	4.7	6.0
Fuel	14.9	16.8	25.2
Operations and maintenance	4.3	4.6	4.5
Operating taxes and licenses	2.5	2.5	2.3
Insurance and claims	4.0	2.9	2.1
Communications and utilities	0.7	0.8	0.7
Depreciation and amortization	17.2	15.1	12.5
Other operating expenses	2.2	3.9	3.6
Gain on disposal of property and equipment	(1.5)	(4.8)	(3.8)
	86.0%	84.2%	84.9%
Operating income	14.0%	15.8%	15.1%
Interest income	0.1%	0.0%	0.0%
Interest expense	0.0%	0.0%	0.0%
Income before income taxes	14.0%	15.8%	15.1%
Income taxes	4.8	5.9	5.4
Net income	9.2%	9.9%	9.7%

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Operating revenue decreased $123.4 million (16.8%), to $612.9 million for the year ended December 31, 2016 from $736.3 million for the year ended December 31, 2015.  The decrease in revenue was the result of a decrease in trucking revenues of $90.0 million and a decrease in fuel surcharge revenue of $33.4 million. Non-asset based brokerage services revenue, included in trucking revenues, was 2.5% and 2.4% of gross revenues for 2016 and 2015 respectively.  We exited our non-asset based brokerage business in the first quarter of 2017, and expect non-asset based brokerage services revenue to be less than 1% of gross revenues for 2017.  Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2016, we chose to downsize our fleet to better match the amount of freight with revenue that was more compatible with our targeted profit margins, rather than retaining a larger fleet with the prospect of significant pricing reductions.

Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a 15.5% decrease in loaded miles slightly offset by an increase in the rate per loaded mile compared to 2015.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a decrease in average DOE diesel fuel prices of 14.0% during 2016 compared to 2015, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $45.3 million (16.3%), to $232.0 million for the year ended December 31, 2016 from $277.3 million in the 2015 period.  Salaries, wages, and benefits decreased primarily due to fewer miles driven as we operated a smaller fleet in 2016. Salaries, wages, and benefits decreased $33.3 million as a result of fewer miles driven and a decrease in non-driver personnel payroll as we improved our ratio of driver to non-driver employees during 2016. The remaining $12.0 million decrease was due to lower health insurance and workers' compensation claims expense which was due to decreased severity and frequency of claims.

Rent and purchased transportation decreased $11.0 million (31.9%), to $23.5 million for the year ended December 31, 2016 from $34.5 million in the comparable period of 2015.  The decrease was attributable to a decrease in amounts paid to third party carriers on brokered loads of $2.2 million, a decrease in amounts paid to independent contractors of $4.6 million, and a decrease in amounts paid for operating leases of revenue equipment and leased property expense of $4.2 million. The decreases in third party broker expense, operating leases of revenue equipment, and leased terminal property expense were due to lower volumes of brokered loads and less revenue equipment and terminal properties under lease agreements. The decrease in amounts paid to independent contractors was due to a decrease in the miles driven by independent contractors during 2016 as compared to 2015. During the year ended December 31, 2016, independent contractors accounted for 2.3% of the total fleet miles compared to 3.1% for the same period of 2015. In connection with the expected decline of non-asset based brokerage services revenue in 2017, amounts paid to third party carriers on brokered loads is expected to decline accordingly.

Fuel decreased $32.2 million (26.0%), to $91.5 million for the year ended December 31, 2016 from $123.7 million for the same period of 2015. The decrease was primarily the result of a 15.5% decrease in loaded miles and a 14.0% decrease in the average diesel price per gallon as reported by the DOE. In addition, further reductions were due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies.

Depreciation and amortization decreased $5.4 million (4.9%), to $105.6 million during the year ended December 31, 2016 from $111.0 million in the same period of 2015.  The decrease is mainly attributable to a decrease in the number of units slightly offset by an increase in the amount of depreciation expense recognized per unit. Tractor depreciation decreased $4.2 million due to an 8% decrease in the number of tractors depreciated during the year ended December 31, 2016, compared to the same period of 2015. This was slightly offset by higher depreciation per unit as tractor prices increased, our average tractor fleet age decreased, and tractors are depreciated using the declining balance method, under which depreciation expense is highest in the first year of use and declines in subsequent years. Compared to 2015, trailer and other equipment depreciation decreased $1.2 million due mainly to a 12% decrease in the number of trailers depreciated during the year ended December 31, 2016, partially offset by 8.1% higher depreciation expense per unit.

Operating and maintenance expense decreased $7.8 million (23.0%), to $26.2 million during the year ended December 31, 2016, from $34.0 million in the same period of 2015. Operating and maintenance costs decreased mainly due to a decrease in the number of revenue equipment units in the fleet and a decrease in miles driven and to a lesser extent due to a newer fleet and a unified maintenance program across the Company.

Operating taxes and licenses expense decreased $2.5 million (14.0%), to $15.6 million during the year ended December 31, 2016 from $18.1 million in 2015, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven.

Insurance and claims expense increased $2.8 million (13.1%), to $24.4 million during the year ended December 31, 2016 from $21.6 million in 2015, due to increased severity and frequency of claims in 2016.

Other operating expenses decreased $15.2 million (53.2%), to $13.4 million, during the year ended December 31, 2016 from $28.6 million in 2015, due mainly to a $12.2 million reduction of the potential earn-out liability related to the GTI acquisition, due to our assessment of the likelihood of required future payments, which are based on consolidated operating income. The remaining reduction was due to a decrease in miles driven.

Gains on the disposal of property and equipment decreased $25.8 million (73.7%), to $9.2 million during the year ended December 31, 2016, from $35.0 million in the same period of 2015.  The decrease was mainly the combined effect of a decrease of $22.0 million in gains on trailer equipment sales, $3.8 million decrease in gains on sales of tractor equipment and other property. The decrease in gains on trailer sales was due to a 65% decrease in the number of units sold and a gain per unit decrease of 84%. The decrease in gains on sales of tractor equipment was due to a 60% decrease in the number of units sold offset partially by an increase in the gains per unit. We currently anticipate tractor and trailer equipment sale activity during 2017 to increase significantly compared to 2016 levels with total gains estimated to be in the range of $20 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales.

Our effective tax rate was 34.5% and 37.4% for years ended December 31, 2016 and 2015, respectively.  The decrease in the effective tax rate for 2016 is primarily attributable to an increase in favorable income tax expense adjustments resulting from the roll off of certain state tax contingencies as compared to 2015.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Operating revenue decreased $135.1 million (15.5%), to $736.3 million for the year ended December 31, 2015 from $871.4 million for the year ended December 31, 2014.  The decrease in revenue was the result of a decrease in trucking revenues of $56.4 million and a decrease in fuel surcharge revenue of $78.6 million. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a 12.6% decrease in loaded miles combined with an increase in the rate per loaded mile compared to 2014.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel charge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a decrease in average DOE diesel fuel prices of 29.5% during 2015 compared to 2014, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $0.8 million (0.3%), to $277.3 million for the year ended December 31, 2015 from $278.1 million in the 2014 period.  Salaries, wages, and benefits decreased slightly due to the net effect of decreased driver and non-driver payroll expense mostly offset by increased healthcare insurance and workers' compensation claims expense. Salaries, wages, and benefits decreased $6.7 million as a result of fewer miles driven and a decrease in non-driver personnel payroll as we improved our ratio of driver to non-driver employees during 2015. The reduction in miles driven outpaced the rate per mile pay increase implemented in 2015. The decrease in driver and non-driver payroll was mostly offset by an increase of health insurance and workers' compensation claims expense of $5.9 million which was due to increased severity and frequency of claims.

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

Fuel decreased $95.6 million (43.6%), to $123.7 million for the year ended December 31, 2015 from $219.3 million for the same period of 2014. The decrease was primarily the result of fuel cost per mile, net of fuel surcharge, decreasing 27.9% in 2015 compared to 2014, due in part to a 29.5% decrease in the average diesel price per gallon as reported by the DOE. In addition, further reductions were due to decreased miles, increased fuel economy on our tractor fleet, and operational efficiencies.  Other factors contributing to the decrease in fuel cost per mile, net of fuel surcharge, included increased fuel economy due to newer, more fuel-efficient revenue equipment, decreases in fuel surcharge revenues as a percentage of fuel costs due to prices in effect at fuel purchase compared to revenues collected, idle management controls, and a reduction of non-revenue miles as a result of improved network efficiencies.

Depreciation and amortization increased $2.4 million (2.2%), to $111.0 million during the year ended December 31, 2015 from $108.6 million in the same period of 2014.  The increase is mainly attributable to an increase in the amount of depreciation expense recognized per unit. Tractor depreciation increased $4.0 million due to a 12.9% increase in the depreciation recognized per unit during the year ended December 31, 2015, compared to the same period of 2014. Because we depreciate tractors using the declining balance method, depreciation expense is highest in the first year of use and declines in subsequent years. Compared to 2014, trailer and other equipment depreciation decreased $1.6 million due mainly to a 14.4% decrease in the number of trailer units depreciated during the year ended December 31, 2015, partially offset by 8.8% higher depreciation expense per unit.

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

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and compensation paid to drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have resulted in higher tractor prices.  We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts.   Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2016 was cash flow generated from operating activities. During 2016, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the Credit Agreement. At December 31, 2016, we had $128.5 million in cash and cash equivalents, no outstanding debt, and $169.5 million available borrowing capacity on the Credit Agreement.

Operating cash flow for 2016 was $155.8 million compared to $190.5 million for 2015.  This was primarily a result of lower net income, primarily due to lower gain on disposal of property and equipment, reflecting a reduction in total units sold and lower sales prices for used equipment. In addition, changes in deferred taxes, accrued payables, and accrued income taxes negatively impacted cash flows. Cash flows from operating activities during 2015 were $190.5 million compared to $172.5 million during the same period of 2014.  This was primarily a result of lower net income more than offset by an increase in cash flow generated by operating assets and liabilities of approximately $59.4 million. Cash flow from operating activities was 25.4% of operating revenues for the year ended December 31, 2016, compared to 25.9% and 19.8%, respectively, for the same periods of 2015 and 2014.

Cash flows used in investing activities for the three-year period reflected our accelerated replacement of equipment (including equipment acquired in an acquisition completed in 2013) during 2014 and 2015, partially offset by disposals of equipment and, in 2015 and 2016, reducing the aggregate size of our fleet.

Cash flows used in investing activities was $39.2 million during 2016, a decrease in cash used of $28.0 million compared to cash flows used in investing activities of $67.2 million during 2015.  The decrease in cash used in investing activities was mainly the result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $39.7 million and partially offset by an increase of $9.3 million in designated funds for equipment purchases. Cash flows used in investing activities was $67.2 million during 2015 compared to cash flows used in investing activities of $115.5 million during 2014 or a decrease in cash used of $48.3 million.  The decrease in cash used in investing activities was mainly the result of a $45.3 million decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) and a $3.0 million decrease in amounts paid for acquisition activity. We currently anticipate net capital expenditures to be approximately $40 million to $50 million for 2017, most of which relates to tractor and trailer purchases throughout 2017.

Cash flows used in financing activities decreased $86.0 million in 2016 compared to 2015. During 2016, we repurchased $59.3 million less of our common stock compared to 2015. We had no debt repayments in 2016 compared to $24.6 million net repayments of debt during 2015. In addition, we declared and paid $6.7 million of dividends to our shareholders in 2016 compared to $6.9 million in 2015. Cash flows used in financing activities increased $49.9 million in 2015 compared to 2014. During 2015, we repurchased $74.0 million of our common stock and did not have any repurchases in 2014. We had $24.6 million of debt repayments on the Credit Agreement in 2015 compared to $50.4 million net repayments of debt during 2014. In addition, we declared and paid $6.9 million of dividends to our shareholders in 2015 compared to $7.0 million in 2014.

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2016 and the program has no expiration date. There were 0.9 million shares repurchased in the open market during the year ended December 31, 2016, 3.8 million in 2015, and no shares were repurchased during 2014. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $35.5 million in 2016, compared with $24.7 million during 2015, and $23.7 million paid in 2014.  The increase in 2016 compared to 2015 was mainly due to a decrease in refunds received of $15.2 million in 2016 as compared to 2015, partially offset by lower taxable income in 2016. We paid income taxes, net of refunds, of $24.7 million in 2015, which was $1.0 million higher than income taxes paid during 2014 of $23.7 million.  The increase was mainly due to an increase in taxable income offset by approximately $15.0 million in refunds received in 2015. The increase in taxable income was largely the result of reduced tax depreciation due to lower net capital expenditures in 2015 compared to 2014.

In November 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at December 31, 2016. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly, including, but not limited to, (i) a maximum adjusted leverage ratio of 2.0 to 1.0, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2016.

Off-Balance Sheet Transactions

The Company’s liquidity and financial condition is not materially affected by off-balance sheet transactions. As of December 31, 2016, all remaining lease obligations relate to terminal facilities. Operating lease expense during 2016 was $3.2 million compared to $7.2 million in 2015. The future operating lease obligations are detailed in the Contractual Obligations and Commercial Commitments table below.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2016.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$84.6	$78.5	$6.1	$—	$—
Operating lease obligations	3.5	2.0	1.5	—	—
Obligations for unrecognized tax benefits (2)	12.0	—	—	—	12.0
	$100.1	$80.5	$7.6	$—	$12.0

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties.  We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2016, we had a total of $8.8 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2016.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $3.2 million at December 31, 2016, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2016
(in thousands)
Gross unrecognized tax benefits	$8,751
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	3,203
Obligations for unrecognized tax benefits	$11,954

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.8 million to $2.8 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2013 and forward. Tax years 2006 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2016, we did not have any capital lease obligations.

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

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2016, 2015, and 2014.

Goodwill and other intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2016, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include a significant increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2016, 2015, and 2014.

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

General

We are exposed to market risk changes in interest rates during periods when we have outstanding borrowings and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because substantially all of our operations are confined to the United States, we are not directly subject to a material foreign currency risk.

Interest Rate Risk

We had no debt outstanding at December 31, 2016. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2016, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2016 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $6.3 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2017, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in income before income taxes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2016. Based on our evaluation under the framework in Internal Control– Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our auditor, KPMG LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report beginning on page F-1.

Changes in Internal Control Over Financial Reporting – There were no other changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 11, 2017 (the “Proxy Statement”).

Code of Ethics

We have adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to our employees including the principal executive officer, principal financial officer, controller, and persons performing similar functions. In addition, we have adopted a code of ethics known as “Code of Ethics for Senior Financial Officers” that applies to our senior financial officers, including our chief executive officer, chief financial officer, treasurer, controller, and other senior financial officers performing similar functions who have been identified by the chief executive officer. We make these codes available on our website at www.heartlandexpress.com (and in print to any shareholder who requests them). Information on our website is not incorporated by reference into this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference to our Proxy Statement and is included within the Proxy Statement under the heading Compensation Discussion and Analysis.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the heading Security Ownership of Principal Stockholders, Management and Others.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the headings Certain Relationships and Related Transactions and Corporate Governance and the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference to the Proxy Statement and is included within the Proxy Statement under the heading Relationship with Independent Registered Public Accounting Firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2016, 2015, and 2014	S 1

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

21**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

No other information is required to be filed under Part II of the form.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 28, 2017	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Michael J. Gerdin

/s/ John P. Cosaert	Executive Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2017
John P. Cosaert

/s/ Benjamin J. Allen	Director	February 28, 2017
Benjamin J. Allen

/s/ James G. Pratt	Director	February 28, 2017
James G. Pratt

/s/ Tahira K. Hira	Director	February 28, 2017
Tahira K. Hira

/s/ Larry J. Gordon	Director	February 28, 2017
Larry J. Gordon

/s/ Brenda S. Neville	Director	February 28, 2017
Brenda S. Neville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Express, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Des Moines, Iowa
February 28, 2017

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$128,507	$33,232
Trade receivables, net	46,844	61,009
Prepaid tires	8,181	9,584
Other current assets	13,841	8,316
Income tax receivable	4,738	7,641
Deferred income taxes, net	—	16,662
Total current assets	202,111	136,444
PROPERTY AND EQUIPMENT
Land and land improvements	39,356	37,899
Buildings	48,371	47,837
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,096	2,096
Shop and service equipment	11,009	10,917
Revenue equipment	556,464	571,281
Construction in progress	54	213
	659,053	671,946
Less accumulated depreciation	251,405	197,948
Property and equipment, net	407,648	473,998
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	12,090	14,013
DEFERRED INCOME TAXES, NET	3,785	—
OTHER ASSETS	12,382	11,363
	$738,228	$736,030
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,355	$7,516
Compensation and benefits	23,320	24,636
Insurance accruals	19,132	21,573
Other accruals	10,727	12,443
Total current liabilities	65,534	66,168
LONG-TERM LIABILITIES
Income taxes payable	11,954	16,228
Deferred income taxes, net	94,657	112,118
Insurance accruals less current portion	60,257	59,435
Other long-term liabilities	—	12,153
Total long-term liabilities	166,868	199,934
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2016 and 2015; outstanding 83,287 and 84,115 in 2016 and 2015, respectively	907	907
Additional paid-in capital	3,433	4,126
Retained earnings	625,668	575,948
Treasury stock, at cost; 7,402 and 6,574 shares in 2016 and 2015, respectively	(124,182)	(111,053)
	505,826	469,928
	$738,228	$736,030

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2016	2015	2014

OPERATING REVENUE	$612,937	$736,345	$871,355

OPERATING EXPENSES
Salaries, wages and benefits	231,980	277,318	278,126
Rent and purchased transportation	23,485	34,489	51,950
Fuel	91,494	123,714	219,261
Operations and maintenance	26,159	34,025	39,052
Operating taxes and licenses	15,559	18,095	20,370
Insurance and claims	24,449	21,618	17,946
Communications and utilities	4,485	6,001	6,494
Depreciation and amortization	105,578	110,973	108,566
Other operating expenses	13,385	28,572	31,266
Gain on disposal of property and equipment	(9,205)	(35,040)	(33,544)
	527,369	619,765	739,487

Operating income	85,568	116,580	131,868

Interest income	481	210	195

Interest expense	—	(19)	(446)

Income before income taxes	86,049	116,771	131,617

Federal and state income taxes	29,663	43,715	46,783

Net income	$56,386	$73,056	$84,834
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$56,386	$73,056	$84,834

Net income per share
Basic	$0.68	$0.84	$0.97
Diluted	$0.68	$0.84	$0.96

Weighted average shares outstanding
Basic	83,297	86,974	87,748
Diluted	83,365	87,109	87,923

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2014	$907	$5,897	$432,034	$(41,185)	$397,653
Net income	—	—	84,834	—	84,834
Dividends on common stock, $0.08 per share	—	—	(7,034)	—	(7,034)
Stock-based compensation, net of tax	—	(1,839)	—	2,973	1,134
Balance, December 31, 2014	907	4,058	509,834	(38,212)	476,587
Net income	—	—	73,056	—	73,056
Dividends on common stock, $0.08 per share	—	—	(6,942)	—	(6,942)
Repurchases of common stock	—	—	—	(74,024)	(74,024)
Stock-based compensation, net of tax	—	68	—	1,183	1,251
Balance, December 31, 2015	907	4,126	575,948	(111,053)	469,928
Net income	—	—	56,386	—	56,386
Dividends on common stock, $0.08 per share	—	—	(6,666)	—	(6,666)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation, net of tax	—	(693)	—	1,549	856
Balance, December 31, 2016	$907	$3,433	$625,668	$(124,182)	$505,826

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2016	2015	2014
Net income	$56,386	$73,056	$84,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,580	111,848	109,629
Deferred income taxes	(4,584)	8,618	39,067
Amortization of stock-based compensation, net of tax	856	1,251	1,134
Gain on disposal of property and equipment	(9,205)	(35,040)	(33,544)
Changes in certain working capital items (net of acquisition):
Trade receivables	14,165	16,025	7,366
Prepaid expenses and other current assets	5,017	4,301	(1,009)
Accounts payable, accrued liabilities, and accrued expenses	(11,063)	202	(19,017)
Accrued income taxes	(1,371)	10,211	(16,007)
Net cash provided by operating activities	155,781	190,472	172,453
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	57,280	148,792	91,266
Purchases of property and equipment, net of trades	(86,088)	(217,253)	(204,973)
Change in designated funds for equipment purchases	(9,335)	—	—
Acquisition of business, net of cash acquired	—	—	(3,011)
Change in other assets	(1,019)	1,248	1,239
Net cash used in investing activities	(39,162)	(67,213)	(115,479)
FINANCING ACTIVITIES
Cash dividends paid	(6,666)	(6,942)	(7,034)
Borrowings on line of credit	—	—	19,100
Repayments on line of credit	—	(24,600)	(69,500)
Payment of contingent consideration related to acquisition	—	(1,764)	—
Repurchases of common stock	(14,678)	(74,024)	—
Net cash used in financing activities	(21,344)	(107,330)	(57,434)
Net increase (decrease) in cash and cash equivalents	95,275	15,929	(460)
CASH AND CASH EQUIVALENTS
Beginning of period	33,232	17,303	17,763
End of period	$128,507	$33,232	$17,303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$40	$484
Cash paid during the period for income taxes, net of refunds	$35,537	$24,701	$23,723
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$—	$3,393
Purchased property and equipment in accounts payable	$63	$1,217	$230
Sold revenue equipment in other current assets	160	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc., (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A&M Express, Inc. We and our subsidiaries operate as one segment. For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI") which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and non-asset based brokerage services, neither of which are significant to our operations. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2016 and 2015, restricted and designated cash and investments totaled $21.7 million and $11.4 million, respectively. At December 31, 2016, $9.3 million was included in other current assets and $12.4 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2015 all was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.4 million and $1.4 million at December 31, 2016 and 2015, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity investments is generally exempt from federal income taxes and is accrued as earned.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.5 million and $1.5 million at December 31, 2016 and 2015, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.0 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2016, 2015, and 2014.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $2.1 million, $3.1 million, and $2.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2016, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include a significant increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2016, 2015, and 2014.

Other Intangibles, Net

Other intangibles, net consists primarily of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no impairment charge was required for the years ended December 31, 2016, 2015, and 2014. See Note 3 for additional information regarding intangible assets.

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

Insurance Accruals

We are self-insured for auto liability, cargo loss and damage, bodily injury and property damage ("BI/PD"), and workers’ compensation. Insurance accruals reflect the estimated cost of claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Insurance accruals are not discounted. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income. Insurance accruals are presented as either current or non-current in the consolidated balance sheets based on our expectation of when payment will occur.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $5.5 million and $6.5 million are included in other accruals in the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

Revenue and Expense Recognition

Revenue is generally recognized when freight is delivered. Revenue is estimated for multiple-stop loads based on the number of miles run prior to the end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period is estimated as part of revenue for that period. Fuel surcharge revenue charged to customers and freight brokerage services on freight brokered to third party carriers are earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $58.4 million, $91.8 million, and $170.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, and are included in operating revenue in the consolidated statement of comprehensive income. Revenue associated with freight brokerage services are recognized on a gross basis and as freight is delivered, as the Company is the primary obligor, although revenues are not material to the Company's consolidated operations. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for multiple-stop loads at the end of an accounting period.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $8.1 million related to all awards granted under the program is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2019.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2016, 2015, and 2014, we granted restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share (“EPS”) for 2016, 2015, and 2014 is as follows (in thousands, except per share data):

	2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,386	$83,297	$0.68
Effect of restricted stock	—	68
Diluted EPS	$56,386	$83,365	$0.68

	2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$73,056	$86,974	$0.84
Effect of restricted stock	—	135
Diluted EPS	$73,056	$87,109	$0.84

	2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$84,834	$87,748	$0.97
Effect of restricted stock	—	175
Diluted EPS	$84,834	$87,923	$0.96

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2016 and 2015. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Boards (FASB) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our initial assessment, we are unable to predict whether the amount of restricted cash to be included will be material to our statement of cash flows at this time, but we fully intend to include and explain the change in restricted cash upon adoption of the standard.

Further ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our consolidated cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for the Company beginning January 1, 2017 with early adoption permitted. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases". This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.
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
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company adopted this guidance prospectively and classified deferred tax asset and deferred tax liability amounts, by tax jurisdiction, as non-current within our balance sheet beginning March 31, 2016 and for future periods. Prior periods presented have not been adjusted.
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. We have been closely monitoring FASB activity related to the new standard and are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have performed an analysis of our revenue transactions across our operations. We have engaged leadership across the organization and based on our initial assessment under the new standard, we believe the impact of adoption of the standard will not have a material impact on our operating revenue or operating income as a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We have not yet selected a transition method but have identified our date of transition as January 1, 2018.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 40%, 36%, and 32% of operating revenues for the years ended December 31, 2016, 2015, and 2014, respectively. Our five largest customers accounted for approximately 41% and 33% of gross accounts receivable as of December 31, 2016 and 2015, respectively.

There was one single customer that accounted for more than 10% of operating revenues for the year ended December 31, 2016 at 12.3%. This customer had accounts receivable of $6.6 million. No single customer that accounted for more than 10% of operating revenues for the same period ended 2015 and 2014.

Note 3. Intangible Assets and Goodwill

The following tables summarize the intangible assets subject to amortization for the years ended December 31, 2016 and December 31, 2015.

	2016
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$1,187	$6,413
Tradename	6	7,400	3,854	3,546
Covenants not to compete	10	3,100	969	2,131
		$18,100	$6,010	$12,090

	2015
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$807	$6,793
Tradename	6	7,400	2,620	4,780
Covenants not to compete	10	3,100	660	2,440
Real estate options	2.2	942	942	—
		$19,042	$5,029	$14,013

Amortization expense for the twelve months ended December 31, 2016 and 2015 was $1.9 million and $2.4 million, respectively, and was included in depreciation and amortization in the consolidated statements of comprehensive income. Future amortization expense for intangible assets is estimated at $1.9 million for 2017, $1.9 million for 2018, $1.8 million for 2019, $0.7 million for 2020, and $0.7 million for 2021.

There were no changes in the carrying amount of goodwill during the twelve months ended December 31, 2016 and 2015.

Note 4.  Long-Term Debt

In November 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since no amounts borrowed and outstanding at December 31, 2016. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at December 31, 2016.

We had no long term debt outstanding at December 31, 2016 or 2015. Outstanding letters of credit associated with the revolving line of credit at December 31, 2016 were $5.5 million compared to $4.7 million at December 31, 2015. As of December 31, 2016, availability for future borrowing under the Credit Agreement was $169.5 million compared to $195.3 million at December 31, 2015.

Note 5.  Accident and Workers’ Compensation Insurance Accruals

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

We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2016 and December 31, 2015 total deposits in this account were $1.4 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.  The State of Washington required us to deposit $0.6 million into a trust fund as part of the self insurance program. As of December 31, 2016 and 2015, $0.6 million and $0.7 million, respectively, of deposits were recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $8.6 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2016 or 2015.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2016 and 2015.

Note 6.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2016	2015
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$559	$562
Accrued expenses	9,275	9,212
Stock-based compensation	254	529
Insurance accruals	29,190	28,159
State net operating loss carryforward	451	1,688
Indirect tax benefits of unrecognized tax benefits	3,334	4,262
Other	2	387
Total gross deferred tax assets	43,065	44,799
Less valuation allowance	—	—
Net deferred tax assets	43,065	44,799
Deferred income tax liabilities:
Property and equipment	(122,367)	(133,720)
Goodwill	(9,857)	(3,725)
Prepaid expenses	(1,713)	(2,810)
	(133,937)	(140,255)
Net deferred tax liability	$(90,872)	$(95,456)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2016 and 2015 as follows:

	2016	2015
	(in thousands)
Current assets, net	$—	$16,662
Noncurrent assets, net	3,785	—
Long-term liabilities, net	(94,657)	(112,118)
	$(90,872)	$(95,456)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2016 and 2015.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2016	2015	2014
	(in thousands)
Current income taxes:
Federal	$34,664	$33,364	$6,860
State	454	2,703	855
	35,118	36,067	7,715
Deferred income taxes:
Federal	(5,291)	5,170	36,706
State	(164)	2,478	2,362
	(5,455)	7,648	39,068
Total	$29,663	$43,715	$46,783

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2016	2015	2014
	(in thousands)
Federal tax at statutory rate (35%)	$30,117	$40,870	$46,066
State taxes, net of federal benefit	1,135	4,022	2,737
Non-taxable interest income	(7)	(6)	(7)
Uncertain income tax penalties and interest, net	(1,473)	(1,006)	(993)
Other	(109)	(165)	(1,020)
	$29,663	$43,715	$46,783

At December 31, 2016 and December 31, 2015, we had a total of $8.8 million and $11.6 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $5.7 million and $7.3 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2016 and December 31, 2015, respectively.  Unrecognized tax benefits were a net decrease of $2.8 million and $1.1 million during the years ended December 31, 2016 and 2015, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $3.2 million and $4.7 million at December 31, 2016 and December 31, 2015, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2016, 2015 and 2014 was a benefit of approximately $1.5 million, $1.0 million, and $1.0 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2016, 2015 and 2014 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(in thousands)
Balance at January 1,	$11,569	$12,632
Additions based on tax positions related to current year	592	954
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(108)	(90)
Reductions due to lapse of applicable statute of limitations	(3,302)	(1,927)
Settlements	—	—
Balance at December 31,	$8,751	$11,569

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

Note 7.  Operating Leases

We have had operating leases for certain revenue equipment during the periods presented. A portion of these leases were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases was $1.0 million, $3.3 million, and $8.3 million, (including related-party rental expense totaling $1.0 million, $3.0 million, and $6.8 million), for the years ended December 31, 2016, 2015, and 2014, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The leases were terminated in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members, and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expense for terminal facilities were $2.2 million, $3.9 million, and $4.2 million, (including related-party rental expense totaling $1.9 million, $3.6 million, and $3.9 million), for the years ended December 31, 2016, 2015, and 2014, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2017 through 2018 and contain purchase options and options to renew, except the lease for the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We exercised our purchase option on the Pontoon Beach, Illinois; Rancho Cucamonga, California; Boise, Idaho; and Medford, Oregon terminals and completed these transactions during 2015. We exercised our purchase option on the Lathrop, California terminal and finalized this purchase during the second quarter of 2014. We paid $21.6 million and $2.8 million, respectively, to various limited liability companies, whose members include one of our board members, as a result of these transactions. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 3 for acquisition-date fair value of the “Real estate options”.

As of December 31, 2016, we did not have any capital lease obligations. Future minimum lease payments related to the operating leases described above, as of December 31, 2016, are as follows:

	Amounts (in thousands)
	Related Party	Non-Related Party	Total
2017	$1,838	$207	$2,045
2018	1,545	—	1,545
2019	—	—	—
2020	—	—	—
Thereafter	—	—	—
Total	$3,383	$207	$3,590

See Note 11 for additional information regarding related party transactions.

Note 8. Equity

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2016. There were 0.9 million shares repurchased in the open market during the year ended December 31, 2016, 3.8 million in 2015, and no shares were repurchased during 2014. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2016, 2015 and 2014 our Board of Directors declared regular quarterly dividends totaling $6.7 million, $6.9 million, and $7.0 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2016 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during 2016. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $1.3 million, $1.2 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Unrecognized compensation expense was $0.5 million at December 31, 2016 which will be recognized over a weighted average period of 1.3 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2016, 2015 and 2014. The vesting date for the majority of awards vested in 2016 was June 1, 2016. The fair value of awards vested during 2016, 2015 and 2014 was $2.0 million, $1.6 million and $1.1 million, respectively.

	2016
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	102.4	$18.36
Granted	74.0	17.27
Vested	(122.2)	16.21
Forfeited	(1.2)	22.21
Outstanding (unvested) at end of year	53.0	$21.53

	2015
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

	2014
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	211.5	$13.81
Granted	52.2	25.40
Vested	(75.6)	14.34
Forfeited	(5.0)	13.57
Outstanding (unvested) at end of year	183.1	$16.78

Note 10.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan") and discretionary matching contributions to driver and non-driver employees ("GTI Plan").  The GTI Plan was merged into the Heartland Plan on July 1, 2016. Our profit sharing contributions totaled approximately $1.7 million, $2.1 million, and $2.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 11. Related Party Transactions

We lease terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members, and a commercial tractor dealership whose owners include one of our board members. The terminal facility leases have initial five year terms, purchase options and options to renew excluding the lease for Pacific, Washington location. The Pacific, Washington location contains lease renewal options and a right of first refusal on any sale of the property.

We have purchased tractors from the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed this commercial tractor dealership $0.1 million and $0.1 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2016 and 2015, for parts and service delivered but not paid for prior to December 31, 2016 and 2015, respectively. We also provided certain administrative services to this commercial tractor dealership where we received payment for services through May 2014. Since that time, we have continued to perform certain administrative functions related to our ongoing transactions but we are not entitled to receive payments for those services.

The related payments (receipts) with related parties for the years ended December 31, 2016, 2015, and 2014 were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Payments for tractor purchases	$4,300	$58,599	$46,562
Receipts for tractor sales	—	(38,064)	(15,564)
Receipts for trailer sales	(108)	(28)	(103)
Revenue equipment lease payments	813	3,223	6,842
Payments for parts and services	1,300	4,346	5,906
Terminal lease payments	1,849	3,408	3,930
Terminal purchase option payments	—	21,555	2,825
Administrative services receipts	—	—	(516)
	$8,154	$53,039	$49,882

Note 12.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

As part of a previous acquisition in 2013, we entered into an agreement with certain stockholders of the selling company ("Sellers"), which contained contingent consideration provisions. The contingent consideration included various earn-out targets tied to certain operational metrics of the acquired company as well as consolidated operational performance over the period of 2014 through 2017. The total potential earn-out is $20.0 million with maximum amounts payable each year as follows:

(in thousands)
2014	$6,000
2015	6,000
2016-2017	8,000
$20,000

Per the terms of the contingent consideration agreement, the Sellers will be entitled to any unearned earn-out amounts for 2014, 2015, and 2016 if the maximum earn-out target is achieved in the 2017 earn-out period, but in no event will the earn-out exceed $20.0 million in the aggregate for all earn-out periods. Contingent consideration of $0.0 million was paid in 2016 related to the 2015 earn-out requirements and $1.8 million was paid in 2015 related to 2014 earn-out requirements. At December 31, 2016, the Company estimated the potential earn-out liability was $0.0 million, based on operational targets to be achieved and actual results for 2016. At December 31, 2015, the Company estimated the potential earn-out liability was $12.2 million, of which $0.0 million was included in other current liabilities and $12.2 million was included in other long-term liabilities.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2016, was $84.6 million.

Note 13. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2016
Operating revenue	$162,786	$160,791	$149,316	$140,044
Operating income	20,250	24,507	19,913	20,898
Income before income taxes	20,325	24,616	20,037	21,071
Net income	14,377	16,368	12,527	13,114
Net income per share, basic	0.17	0.20	0.15	0.16
Net income per share, diluted	0.17	0.20	0.15	0.16

Year ended December 31, 2015
Operating revenue	$187,523	$191,684	$182,533	$174,605
Operating income	28,261	35,739	24,861	27,719
Income before income taxes	28,273	35,800	24,926	27,772
Net income	17,612	23,316	15,113	17,015
Net income per share, basic	0.20	0.27	0.17	0.20
Net income per share, diluted	0.20	0.27	0.17	0.20

Note 14.  Subsequent Events

No events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$1,475	$—	$—	$—	$1,475
Year ended December 31, 2015	1,262	318	—	105	1,475
Year ended December 31, 2014	1,028	466	—	232	1,262

See accompanying Report of Independent Registered Public Accounting Firm.

S 1