Form 10-Q
period 2017-03-31
HEARTLAND EXPRESS INC
filed 2017-05-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

As of May 8, 2017 there were 83,294,133 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$159,170	$128,507
Trade receivables, net	46,221	46,844
Prepaid tires	10,379	8,181
Other current assets	21,867	13,841
Income tax receivable	—	4,738
Total current assets	237,637	202,111
PROPERTY AND EQUIPMENT
Land and land improvements	39,192	39,356
Buildings	48,372	48,371
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,154	2,096
Shop and service equipment	11,089	11,009
Revenue equipment	537,947	556,464
Construction in progress	74	54
	640,531	659,053
Less accumulated depreciation	252,038	251,405
Property and equipment, net	388,493	407,648
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	11,609	12,090
DEFERRED INCOME TAXES, NET	1,568	3,785
OTHER ASSETS	12,190	12,382
	$751,709	$738,228
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,228	$12,355
Compensation and benefits	22,239	23,320
Insurance accruals	18,415	19,132
Income taxes payable	3,281	—
Other accruals	13,286	10,727
Total current liabilities	73,449	65,534
LONG-TERM LIABILITIES
Income taxes payable	9,509	11,954
Deferred income taxes, net	92,493	94,657
Insurance accruals less current portion	58,013	60,257
Total long-term liabilities	160,015	166,868
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2017 and 2016; outstanding 83,292 in 2017 and 83,287 in 2016, respectively	907	907
Additional paid-in capital	3,403	3,433
Retained earnings	638,037	625,668
Treasury stock, at cost; 7,397 shares in 2017 and 7,402 in 2016, respectively	(124,102)	(124,182)
	518,245	505,826
	$751,709	$738,228

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2017	2016

OPERATING REVENUE	$129,903	$162,786

OPERATING EXPENSES
Salaries, wages, and benefits	48,979	65,466
Rent and purchased transportation	2,863	6,700
Fuel	22,702	21,194
Operations and maintenance	5,869	6,639
Operating taxes and licenses	3,292	3,891
Insurance and claims	3,779	8,092
Communications and utilities	1,098	1,204
Depreciation and amortization	22,930	25,705
Other operating expenses	5,103	4,933
Gain on disposal of property and equipment	(6,075)	(1,288)
	110,540	142,536

Operating income	19,363	20,250

Interest income	288	75

Income before income taxes	19,651	20,325

Federal and state income taxes	5,615	5,948

Net income	$14,036	$14,377
Other comprehensive income, net of tax	—	—
Comprehensive income	$14,036	$14,377

Net income per share
Basic	$0.17	$0.17
Diluted	$0.17	$0.17

Weighted average shares outstanding
Basic	83,292	83,369
Diluted	83,337	83,460

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2016	$907	$3,433	$625,668	$(124,182)	$505,826
Net income	—	—	14,036	—	14,036
Dividends on common stock, $0.02 per share	—	—	(1,667)	—	(1,667)
Stock-based compensation, net of tax	—	(30)	—	80	50
Balance, March 31, 2017	$907	$3,403	$638,037	$(124,102)	$518,245

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$14,036	$14,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,940	25,705
Deferred income taxes	53	(6,778)
Stock-based compensation expense	113	—
Amortization of stock-based compensation, net of tax	—	587
Gain on disposal of property and equipment	(6,075)	(1,288)
Changes in certain working capital items:
Trade receivables	623	2,512
Prepaid expenses and other current assets	(3,351)	1,666
Accounts payable, accrued liabilities, and accrued expenses	(1,814)	6,599
Accrued income taxes	5,574	12,530
Net cash provided by operating activities	32,099	55,910
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	21,542	3,783
Purchases of property and equipment, net of trades	(17,617)	(2,865)
Change in designated funds for equipment purchases	(3,823)	(3,875)
Change in other assets	192	(94)
Net cash provided by (used in) investing activities	294	(3,051)
FINANCING ACTIVITIES
Payment of cash dividends	(1,667)	(1,666)
Shares withheld for employee taxes related to stock-based compensation	(63)	—
Repurchases of common stock	—	(14,678)
Net cash used in financing activities	(1,730)	(16,344)
Net increase in cash and cash equivalents	30,663	36,515
CASH AND CASH EQUIVALENTS
Beginning of period	128,507	33,232
End of period	$159,170	$69,747
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period for income taxes, net of refunds	$(12)	$221
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$3,406	$—
Sold revenue equipment in other current assets	$2,602	$892

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. (the “Company,” “we,” “us,” or “our”), is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. Gordon Trucking, Inc. ("GTI") was merged into Heartland Express Inc. of Iowa effective July 1, 2016. We, and our subsidiaries, operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2017. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2017, except as noted below in regards to the accounting for employee share based payments.

In January 2017, the Financial Accounting Standards Boards (FASB) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our initial assessment, we are unable to predict whether the amount of restricted cash to be included will be material to our statement of cash flows at this time, but we fully intend to include and explain the change in restricted cash upon adoption of the standard.

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

In March, 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update was effective for the Company beginning January 1, 2017 and was adopted accordingly, including forfeitures being recorded as incurred, during the first quarter ended March 31, 2017 and for future periods. The adoption did not have a material impact on our financial statements and prior periods presented have not been adjusted.
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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2017.

Note 3. Segment Information

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2017, restricted and designated cash and investments totaled $25.3 million, of which $13.1 million was included in other current assets and $12.2 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $21.7 million at December 31, 2016, of which $9.3 million was included in other current assets and $12.4 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

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

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2017. Amortization expense of $0.5 million, and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2017:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$1,282	$6,318
Tradename	6	7,400	4,163	3,237
Covenants not to compete	10	3,100	1,046	2,054
		$18,100	$6,491	$11,609

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2017 and March 31, 2016, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2017 and March 31, 2016 is as follows (in thousands, except per share data):

	Three months ended March 31, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,036	83,292	$0.17
Effect of restricted stock	—	45
Diluted EPS	$14,036	83,337	$0.17

	Three months ended March 31, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,377	83,369	$0.17
Effect of restricted stock	—	91
Diluted EPS	$14,377	83,460	$0.17

Note 8. Equity

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of March 31, 2017. There were no shares repurchased in the open market during the three months ended March 31, 2017 and there were 0.9 million shares repurchased during the same period in 2016. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2017 and 2016, our Board of Directors declared regular quarterly dividends totaling $1.7 million, and $1.7 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2016 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during 2016. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million and $0.7 million, for the period ended March 31, 2017 and 2016, respectively. Unrecognized compensation expense was $0.4 million at March 31, 2017 which will be recognized over a weighted average period of 1.1 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	—	—
Vested	(8.5)	26.12
Forfeited	—	—
Outstanding (unvested) at end of period	44.5	$20.33

	Three Months Ended March 31, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	—	17.48
Vested	(46.4)	18.51
Forfeited	—	—
Outstanding (unvested) at end of period	89.0	$17.68

Note 10.  Long-Term Debt

In November 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $175.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2017.

We had no outstanding long-term debt at March 31, 2017 or December 31, 2016. Outstanding letters of credit associated with the revolving line of credit at March 31, 2017 were $3.7 million. As of March 31, 2017, the line of credit available for future borrowing was $171.3 million.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2017 and December 31, 2016.

Our effective tax rate was 28.6% and 29.3% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the effective tax rate for 2017 is primarily attributable to the favorable impact of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

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

At March 31, 2017 and December 31, 2016, we had a total of $7.1 million and $8.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $4.8 million and $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2017 and December 31, 2016.  Unrecognized tax benefits were a net decrease of $1.7 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively. The net decrease during the three month periods of 2017 and 2016 was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $2.4 million and $3.2 million at March 31, 2017 and December 31, 2016 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense for the three month period ended March 31, 2017 and 2016 was a net benefit of approximately $0.8 million and $0.8 million, respectively. Income tax expense decreased during the three months ended March 31, 2017 and 2016 due to reductions for rolloff exceeding accrual. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2017
(in thousands)
Balance at January 1, 2017	$8,751
Additions based on tax positions related to current year	70
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(415)
Reductions due to lapse of applicable statute of limitations	(1,293)
Settlements	(17)
Balance at March 31, 2017	$7,096

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.9 million to a decrease of $2.9 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2014 and forward. Tax years 2007 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

There were no leases for revenue equipment for the three months ended March 31, 2017. During 2016, we leased certain revenue equipment of which the majority of these leases were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases was $0.6 million (including related-party rental payments totaling $0.5 million), for the three months ended March 31, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The leases were terminated in June 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $0.5 million (including related-party rental payments totaling $0.4 million), for the three months ended March 31, 2017. Rent expenses for terminal facilities were $0.5 million (including related-party rental payments totaling $0.5 million), for the three months ended March 31, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2017 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 13 for additional information regarding related party transactions.

Note 13. Related Party

We lease certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The terminal facility leases have initial five year terms, purchase options and options to renew excluding the lease for Pacific, Washington location. The Pacific, Washington location contains lease renewal options and a right of first refusal on any sale of the property.

We have sold trailers to the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

The related payments (receipts) with related parties for the three months ended March 31, 2017 and 2016 (in thousands) were as follows:

	Three months ended March 31,
	2017	2016
Receipts for trailer sales	(12)	(108)
Revenue equipment lease payments	—	548
Payments for parts and services	109	537
Terminal lease payments	415	466
	$512	$1,443

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of March 31, 2017 was $74.4 million.

Note 15.  Subsequent Events

No events occurred requiring disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2017, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices for the three months ended March 31, 2017 and 2016 were $2.57 and $2.06, respectively. The average price per gallon in 2017, through May 1, 2017, was $2.57. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 and continued to rise in 2017. We cannot predict what fuel prices will be throughout 2017. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2017, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At March 31, 2017, the Company’s tractor fleet had an average age of 1.8 years and the Company's trailer fleet had an average age of 4.5 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. In addition to the development of our regional operating areas, we have made six acquisitions since 1987.  Future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first three months of 2017 with operating revenues of $129.9 million, including fuel surcharges, net income of $14.0 million, and basic net income per share of $0.17 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $162.8 million, including fuel surcharges, net income of $14.4 million, and basic net income per share of $0.17 on basic weighted average shares of 83.4 million in the first three months of 2016. We posted an 85.1% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2017 compared to 87.6% for the same period of 2016. We posted an 83.2% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2017 compared to 86.5% for the same period of 2016. We had total assets of $751.7 million at March 31, 2017. We achieved a return on assets of 7.5% and a return on equity of 11.2% over the immediate past four quarters ended March 31, 2017, compared to 9.3% and 14.4%, respectively, for the immediate past four quarters ended March 31, 2016.

Our cash flow from operating activities for the three months ended March 31, 2017 of $32.1 million was 24.7% of operating revenues, compared to $55.9 million and 34.3% in the same period of 2016.  During 2017, we generated $0.3 million in net investing cash flows, which was the net result of cash received from revenue equipment sales and cash used for revenue equipment purchases. We used $1.7 million in financing activities directly related to the payment of dividends. As a result, our cash and cash equivalents increased $30.7 million during the three months ended March 31, 2017.  We ended the first quarter of 2017 with cash and cash equivalents of $159.2 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)
(unaudited)
	Three Months Ended March 31,
	2017	2016
	(in thousands)

Operating revenue	$129,903	$162,786
Less: Fuel surcharge revenue	14,881	13,094
Operating revenue, excluding fuel surcharge revenue	115,022	149,692

Operating expenses	110,540	142,536
Less: Fuel surcharge revenue	14,881	13,094
Adjusted operating expenses	95,659	129,442

Operating income	$19,363	$20,250
Operating ratio	85.1%	87.6%
Adjusted operating ratio (a)	83.2%	86.5%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.7%	40.2%
Rent and purchased transportation	2.2	4.1
Fuel	17.5	13.0
Operations and maintenance	4.5	4.1
Operating taxes and licenses	2.5	2.4
Insurance and claims	2.9	5.0
Communications and utilities	0.8	0.7
Depreciation and amortization	17.7	15.8
Other operating expenses	3.9	3.0
Gain on disposal of property and equipment	(4.7)	(0.8)
	85.1%	87.6%
Operating income	14.9%	12.4%
Interest income	0.2%	0.1%
Income before income taxes	15.1%	12.5%
Income taxes	4.3	3.7
Net income	10.8%	8.8%

Three Months Ended March 31, 2017 Compared With the Three Months Ended March 31, 2016

Operating revenue decreased $32.9 million (20.2%), to $129.9 million for the three months ended March 31, 2017 from $162.8 million for the three months ended March 31, 2016.  The decrease in revenue was the result of the net effect of a decrease in trucking and other revenues of $34.7 million (23.2%) and a $1.8 million (13.6%) increase in fuel surcharge revenue from $13.1 million in 2016 to $14.9 million in 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand during the first three months of 2017 as compared to 2016. We exited our non-asset based brokerage business in the first quarter of 2017, and expect non-asset based brokerage services revenue to be less than 1% of gross revenues for 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of the net effect of a 24.3% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended March 31, 2017 compared to March 31, 2016, as reported by the DOE, partially offset by a decrease in loaded miles.

Salaries, wages, and benefits decreased $16.5 million (25.2%), to $49.0 million for the three months ended March 31, 2017 from $65.5 million in the 2016 period.  Salaries, wages and benefits decreased period over period due to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2016. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $3.8 million (57.3%), to $2.9 million for the three months ended March 31, 2017 from $6.7 million in the comparable period of 2016.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $2.4 million), amounts paid to independent contractors (decreased $0.9 million), and amounts paid for operating leases of terminal locations and revenue equipment amounts (decreased $0.5 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2017 period as compared to 2016. During the three months ended March 31, 2017, independent contractors accounted for 1.7% of the total fleet miles compared to approximately 2.5% for the same period of 2016.

Fuel increased $1.5 million (7.1%), to $22.7 million for the three months ended March 31, 2017 from $21.2 million for the same period of 2016. The increase was due to the net result of a (24.3%) increase in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 20.0% in the 2017 period compared to the same period of 2016, due mainly to the increase in average diesel fuel costs partially offset by an increase in fuel surcharge revenues.

Depreciation decreased $2.8 million (10.8%), to $22.9 million during the three months ended March 31, 2017 from $25.7 million in the same period of 2016.  The decrease is mainly attributable to a decrease in the number of units being depreciated and lower average depreciation expense per revenue equipment unit. Tractor depreciation decreased $2.4 million, on a 8.7% decrease in the number of tractor units depreciated and a 4.7% lower depreciation recognized per unit during the three months ended March 31, 2017 compared to the 2016 period. Compared to the same period in 2016, trailer and other depreciation decreased $0.4 million on a 5.5% decrease in the number of trailer units depreciated and 2.6% lower depreciation recognized per unit during the three months ended March 31, 2017.

Operating and maintenance expense decreased $0.7 million (11.3%), to $5.9 million during the three months ended March 31, 2017 from $6.6 million in the same period of 2016. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and to a lesser extent a unified maintenance program across the Company.

Operating taxes and licenses expense decreased $0.6 million (15.4%), to $3.3 million during the three months ended March 31, 2017 from $3.9 million in 2016, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven.

Insurance and claims expense decreased $4.3 million (53.3%), to $3.8 million for the three months ended March 31, 2017 from $8.1 million in 2016, due to decreased severity and frequency of claims and favorable weather conditions in the majority of our operating areas as compared to the prior year.

Other operating expenses were relatively flat and increased $0.2 million (3.4%), to $5.1 million, during the three months ended March 31, 2017 from $4.9 million in 2016 due to the offsetting changes in variable expenses.

Gains on the disposal of property and equipment increased $4.8 million (371.7%), to $6.1 million during the three months ended March 31, 2017 from $1.3 million in the same period of 2016.  The increase resulted from an increase in gains on sales of trailer equipment of $3.5 million and an increase in gains on sale of tractor and other equipment of $1.2 million. The increase in gains on trailer and tractor sales was mainly due to selling more units and higher gains per unit sold. The increase in gains on trailer sales was due to a 317% increase in the number of units sold along with a gain per unit increase of 15%. The increase in gains on tractor sales was due to a 221% increase in the number of units sold and a 121% increase in gain per unit. We currently anticipate tractor and trailer equipment sale activity during 2017 to generate total estimated gains of approximately $20 to $30 million.

Our effective tax rate declined to 28.6% from 29.3% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the effective tax rate for 2017 is primarily attributable to an increase in favorable income tax expense adjustments resulting from the roll off of certain state tax contingencies as compared to 2016.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 85.1% during the three months ended March 31, 2017, compared to 87.6% during the three months ended March 31, 2016.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 83.2% during the three months ended March 31, 2017, compared to 86.5% during the three months ended March 31, 2016. Net income decreased $0.4 million (2.4%), to $14.0 million for the three months ended March 31, 2017, from $14.4 million during the same period in 2016 as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2017 was cash flow generated from operating activities. During 2017, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the Credit Agreement. At March 31, 2017, we had $159.2 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at March 31, 2017. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly, including, but not limited to, (i) a maximum adjusted leverage ratio of 2.0 to 1.0, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2017 and 2016.

Operating cash flow during the three months ended March 31, 2017 was $32.1 million compared to $55.9 million during the same period of 2016.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $1.6 million lower during 2017 compared to 2016 and a decrease in cash flow generated by operating assets and liabilities of approximately $22.2 million.  The net decrease in cash provided by operating assets and liabilities for 2017 compared to the same period of 2016 was primarily attributable to the timing of accrual and prepaid operational and income tax payments comparing the two periods. Cash flow from operating activities was 24.7% of operating revenues for the three months ended March 31, 2017 compared with 34.3% for the same period of 2016.

Cash flows from investing activities was $0.3 million during the three months ended March 31, 2017 compared to cash flows used in investing activities of $3.1 million during the comparative 2016 period or an increase in cash of $3.3 million. The increase in cash from investing activities was primarily the net result of the net proceeds from sale of property and equipment, less equipment purchases. We currently estimate a total of approximately $40 to $50 million in net capital expenditures for the calendar year 2017.

Cash used in financing activities decreased $14.6 million during the three months ended March 31, 2017 compared to the same period of 2016 due mainly to $14.7 million less cash used for repurchases of common stock as no shares were repurchased in 2017 compared to $14.7 million in 2016. There were no borrowings on the Credit Agreement during the three months ended March 31, 2017.

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase under the program as of March 31, 2017 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended March 31, 2017 and 0.9 million shares were repurchased during the three months ended March 31, 2016. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid comparable amounts for income taxes, net of refunds, of $0.0 million and $0.2 million in the three months ended March 31, 2017 and March 31, 2016 due to being in an income tax receivable position at the end of both 2016 and 2015. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At March 31, 2017, the Company had $159.2 million in cash and cash equivalents and $171.3 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our terminal facilities. Operating lease expense during the three months ended March 31, 2017 was $0.5 million.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2016, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results.

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

•	We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

•	The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

•	We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

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

•	The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

•	Compliance with various environmental laws and regulations may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop and retain a core group of managers, our business, financial condition, and results of operations could be materially adversely affected.

•	Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

•	We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

•
We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

•	Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

•	Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

•	Litigation may adversely affect our business, financial condition, and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We had no debt outstanding at March 31, 2017 although we had $171.3 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The current borrowing rate available on the Credit Agreement was 1.152%. Increases in interest rates could impact our interest expense on future borrowings.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017.

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

HEARTLAND EXPRESS, INC.

Date:	May 10, 2017	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)