Form 10-Q
period 2017-06-30
HEARTLAND EXPRESS INC
filed 2017-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15087

HEARTLAND EXPRESS INC.
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

As of August 8, 2017 there were 83,302,592 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$171,292	$128,507
Trade receivables, net	43,844	46,844
Prepaid tires	9,586	8,181
Other current assets	24,736	13,841
Income tax receivable	2,983	4,738
Total current assets	252,441	202,111
PROPERTY AND EQUIPMENT
Land and land improvements	39,192	39,356
Buildings	48,371	48,371
Leasehold improvements	1,703	1,703
Furniture and fixtures	2,229	2,096
Shop and service equipment	11,222	11,009
Revenue equipment	517,165	556,464
Construction in progress	322	54
Property and equipment, gross	620,204	659,053
Less accumulated depreciation	246,399	251,405
Property and equipment, net	373,805	407,648
GOODWILL	100,212	100,212
OTHER INTANGIBLES, NET	11,128	12,090
DEFERRED INCOME TAXES, NET	1,355	3,785
OTHER ASSETS	12,199	12,382
	$751,140	$738,228
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,040	$12,355
Compensation and benefits	22,346	23,320
Insurance accruals	17,890	19,132
Other accruals	12,038	10,727
Total current liabilities	62,314	65,534
LONG-TERM LIABILITIES
Income taxes payable	7,725	11,954
Deferred income taxes, net	93,416	94,657
Insurance accruals less current portion	56,377	60,257
Total long-term liabilities	157,518	166,868
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2017 and 2016; outstanding 83,297 in 2017 and 83,287 in 2016, respectively	907	907
Additional paid-in capital	3,452	3,433
Retained earnings	650,987	625,668
Treasury stock, at cost; 7,392 shares in 2017 and 7,402 in 2016, respectively	(124,038)	(124,182)
	531,308	505,826
	$751,140	$738,228

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

OPERATING REVENUE	$129,616	$160,791	$259,518	$323,577

OPERATING EXPENSES
Salaries, wages, and benefits	48,642	61,524	97,621	126,990
Rent and purchased transportation	1,820	6,181	4,682	12,881
Fuel	21,289	24,394	43,991	45,588
Operations and maintenance	6,961	6,969	12,830	13,607
Operating taxes and licenses	3,143	3,943	6,435	7,834
Insurance and claims	3,581	4,979	7,361	13,072
Communications and utilities	1,038	1,060	2,136	2,265
Depreciation and amortization	22,604	25,847	45,534	51,552
Other operating expenses	5,524	5,898	10,627	10,831
Gain on disposal of property and equipment	(6,299)	(4,511)	(12,375)	(5,800)
	108,303	136,284	218,842	278,820

Operating income	21,313	24,507	40,676	44,757

Interest income	424	109	713	184

Income before income taxes	21,737	24,616	41,389	44,941

Federal and state income taxes	7,121	8,248	12,736	14,196

Net income	$14,616	$16,368	$28,653	$30,745
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$14,616	$16,368	$28,653	$30,745

Net income per share
Basic	$0.18	$0.20	$0.34	$0.37
Diluted	$0.18	$0.20	$0.34	$0.37

Weighted average shares outstanding
Basic	83,294	83,248	83,293	83,308
Diluted	83,338	83,319	83,337	83,390

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2016	$907	$3,433	$625,668	$(124,182)	$505,826
Net income	—	—	28,653	—	28,653
Dividends on common stock, $0.04 per share	—	—	(3,334)	—	(3,334)
Stock-based compensation, net of tax	—	19	—	144	163
Balance, June 30, 2017	$907	$3,452	$650,987	$(124,038)	$531,308

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$28,653	$30,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,565	51,552
Deferred income taxes	1,189	(5,341)
Stock-based compensation expense	281	—
Amortization of stock-based compensation, net of tax	—	664
Gain on disposal of property and equipment	(12,375)	(5,800)
Changes in certain working capital items:
Trade receivables	3,000	4,000
Prepaid expenses and other current assets	(5,356)	308
Accounts payable, accrued liabilities, and accrued expenses	(7,650)	5,696
Accrued income taxes	(2,474)	(3,927)
Net cash provided by operating activities	50,833	77,897
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	48,955	26,744
Purchases of property and equipment, net of trades	(50,213)	(42,353)
Change in designated funds for equipment purchases	(3,521)	—
Change in other assets	183	97
Net cash used in investing activities	(4,596)	(15,512)
FINANCING ACTIVITIES
Payment of cash dividends	(3,334)	(3,332)
Shares withheld for employee taxes related to stock-based compensation	(118)	—
Repurchases of common stock	—	(14,678)
Net cash used in financing activities	(3,452)	(18,010)
Net increase in cash and cash equivalents	42,785	44,375
CASH AND CASH EQUIVALENTS
Beginning of period	128,507	33,232
End of period	$171,292	$77,607
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$14,023	$23,384
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$1,163	$9,334
Sold revenue equipment in other current assets	$3,904	$2,501

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2017. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2017, except as noted below in regards to the accounting for employee share based payments.

In May 2017, the Financial Accounting Standards Boards (FASB) issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce diversity and complexity of applying the accounting guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless certain criteria are met. The provisions of this update are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements and we expect to adopt this standard prospectively for interim and annual periods beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements.

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

In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Based on our initial assessment, we believed the impact of adoption of the standard would not have a material impact on our financial statements. We have not yet performed an updated assessment after July 6th, 2017, when we acquired 100% of the outstanding stock of Interstate Distributor Co. of Tacoma, Washington ("IDC"). We expect to complete an updated combined assessment and select a transition method by January 1, 2019, our date of transition.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We have been closely monitoring FASB activity related to the new standard and are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have performed an analysis of our revenue transactions across the operations for our legacy operations as they existed through June 30, 2017, and based on that we believed that our adoption would not have a material impact on our operating revenue or operating income as a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We have not yet performed our assessment after July 6th, 2017, when we acquired 100% of the outstanding stock of IDC. We expect to complete an updated combined assessment and select a transition method by January 1, 2018, our date of transition.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2017.

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

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2017, restricted and designated cash and investments totaled $24.4 million, of which $12.9 million was included in other current assets and $11.5 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $21.7 million at December 31, 2016, of which $9.3 million was included in other current assets and $12.4 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

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

Note 6. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2017. Amortization expense of $0.5 million, $1.0 million and $0.5 million, $1.0 million for the three and six months ended June 30, 2017 and 2016, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at June 30, 2017:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$1,377	$6,223
Tradename	6	7,400	4,471	2,929
Covenants not to compete	10	3,100	1,124	1,976
		$18,100	$6,972	$11,128

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2017.

Note 7. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2017 and June 30, 2016, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2017 and June 30, 2016 is as follows (in thousands, except per share data):

	Three months ended June 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,616	83,294	$0.18
Effect of restricted stock	—	44
Diluted EPS	$14,616	83,338	$0.18

	Three months ended June 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$16,368	83,248	$0.20
Effect of restricted stock	—	71
Diluted EPS	$16,368	83,319	$0.20

	Six months ended June 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$28,653	83,293	$0.34
Effect of restricted stock	—	44
Diluted EPS	$28,653	83,337	$0.34

	Six months ended June 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$30,745	83,308	$0.37
Effect of restricted stock	—	82
Diluted EPS	$30,745	83,390	$0.37

Note 8. Equity

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of June 30, 2017. There were no shares repurchased in the open market during the three and six months ended June 30, 2017 and there were zero and 0.9 million shares repurchased during the same periods in 2016. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three and six months ended June 30, 2017 and 2016, our Board of Directors declared regular quarterly dividends totaling $1.7 million, $3.3 million and $1.7 million, $3.3 million , respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2017 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between $17.06 and $18.78 on the various grant dates during 2016. The Company's market close price was $20.53 for the grant date during the six months ended June 30, 2017. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.2 million and $0.3 million, for the three and six ended June 30, 2017. Compensation expense associated with restricted stock awards was $0.3 million and $1.0 million for the three and six ended June 30, 2016, respectively. Unrecognized compensation expense was $0.2 million at June 30, 2017 which will be recognized over a weighted average period of 1.1 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	44.5	$20.33
Granted	3.0	20.53
Vested	(7.0)	24.03
Forfeited	—	—
Outstanding (unvested) at end of period	40.5	$19.69

	Six Months Ended June 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	3.0	20.53
Vested	(15.5)	25.17
Forfeited	—	—
Outstanding (unvested) at end of period	40.5	$19.69

	Three Months Ended June 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	89.0	$17.68
Granted	41.0	17.11
Vested	(63.2)	14.27
Forfeited	—	—
Outstanding (unvested) at end of period	66.8	$20.55

	Six Months Ended June 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	74.0	17.27
Vested	(109.6)	16.06
Forfeited	—	—
Outstanding (unvested) at end of period	66.8	$20.55

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $175.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2017.

We had no outstanding long-term debt at June 30, 2017 or December 31, 2016. Outstanding letters of credit associated with the revolving line of credit at June 30, 2017 were $3.7 million. As of June 30, 2017, the line of credit available for future borrowing was $171.3 million.

Note 11.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effe ct of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2017 and December 31, 2016. Our effective tax rate was 32.8% and 33.5% for the three months ended and 30.8% and 31.6% for the six months ended June 30, 2017 and 2016, respectively.

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

At June 30, 2017 and December 31, 2016, we had a total of $5.9 million and $8.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $4.0 million and $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2017 and December 31, 2016.  The net decrease in unrecognized tax benefits was $1.2 million and $1.3 million during the three months ended June 30, 2017 and 2016, respectively.  The net decrease in unrecognized tax benefits was $2.9 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively. The net decrease during the three and six month periods of 2017 and 2016 was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.9 million and $3.2 million at June 30, 2017 and December 31, 2016 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2017 and 2016 was a net benefit of approximately $0.5 million and $0.9 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2017 and 2016 was a net benefit of approximately $1.3 million and $1.6 million, respectively. Income tax expense decreased during the three and six months ended June 30, 2017 and 2016 due to reductions for the expiration of applicable statute of limitations. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2017
(in thousands)
Balance at January 1, 2017	$8,751
Additions based on tax positions related to current year	145
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(415)
Reductions due to lapse of applicable statute of limitations	(2,602)
Settlements	(17)
Balance at June 30, 2017	$5,862

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.5 million to a decrease of $2.5 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2014 and forward. Tax years 2007 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 12.  Operating Leases

There were no leases for revenue equipment for the three and six months ended June 30, 2017. During 2016, we leased certain revenue equipment of which the majority of these leases were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases was $0.3 million and $0.8 million (including related-party rental payments totaling $0.3 million and $0.8 million), for the three and six months ended June 30, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The leases were terminated in June 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $0.5 million and $1.0 million (including related-party rental payments totaling $0.4 million and $0.8 million), for the three and six months ended June 30, 2017. Rent expenses for terminal facilities were $0.5 million and $1.1 million (including related-party rental payments totaling $0.5 million and $0.9 million), for the three and six months ended June 30, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire from 2017 through 2018 and contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 13 for additional information regarding related party transactions.

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

We have sold trailers to the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

The related payments (receipts) with related parties for the three and six months ended June 30, 2017 and 2016 (in thousands) were as follows:

	Three months ended June 30,
	2017	2016
Payments for tractor purchases	$—	$4,300
Receipts for trailer sales	—	—
Revenue equipment lease payments	—	265
Payments for parts and services	127	246
Terminal lease payments	392	466
	$519	$5,277

	Six months ended June 30,
	2017	2016
Payments for tractor purchases	$—	$4,300
Receipts for trailer sales	(12)	(108)
Revenue equipment lease payments	—	813
Payments for parts and services	236	783
Terminal lease payments	806	931
	$1,030	$6,719

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to its business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of June 30, 2017 was $63.6 million.

Note 15.  Subsequent Events

On July 6, 2017, we acquired 100% of the outstanding stock of Interstate Distributor Co. of Tacoma, Washington ("IDC") from Saltchuk Resources, Inc. ("Saltchuk"). The acquisition allows us to add high quality drivers, experienced personnel, and a strong customer base to our operations. We gained additional traffic density in the West, and our stronger Eastern network will improve service for IDC's customers in the East. We have not completed the initial accounting for the acquisition and we are still collecting certain pre-acquisition financial information to complete our supplemental proforma information. The transaction enterprise value was approximately $113 million and includes approximately $94 million in cash for the equity, $23 million in assumed debt, and $4 million in acquired cash.

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

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices for the three months ended June 30, 2017 and 2016 were $2.55 and $2.32, respectively. The average price per gallon in 2017, through July 31, 2017, was $2.53. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 but have remained relatively flat during the first six months of 2017. We cannot predict what fuel prices will be throughout 2017. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2017, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At June 30, 2017, the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.3 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. In addition to the development of our regional operating areas, we have made six acquisitions since 1987 and just announced our most recent seventh acquisition on July 6, 2017 where we acquired 100% of the outstanding stock of Interstate Distributor Co. of Tacoma, Washington.  Future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first six months of 2017 with operating revenues of $259.5 million, including fuel surcharges, net income of $28.7 million, and basic net income per share of $0.34 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $323.6 million, including fuel surcharges, net income of $30.7 million, and basic net income per share of $0.37 on basic weighted average shares of 83.3 million in the first six months of 2016. We posted an 84.3% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2017 compared to 86.2% for the same period of 2016. We posted an 82.3% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the six months ended June 30, 2017 compared to 84.8% for the same period of 2016. We had total assets of $751.1 million at June 30, 2017. We achieved a return on assets of 7.3% and a return on equity of 10.6% over the immediate past four quarters ended June 30, 2017, compared to 8.5% and 13.1%, respectively, for the immediate past four quarters ended June 30, 2016.

Our cash flow from operating activities for the six months ended June 30, 2017 of $50.8 million was 19.6% of operating revenues, compared to $77.9 million and 24.1% in the same period of 2016.  During 2017, we used $4.6 million in net investing cash flows, which was the net result of net cash received from revenue equipment sales and cash used for revenue equipment purchases. We used $3.5 million in financing activities mostly related to the payment of dividends. As a result, our cash and cash equivalents increased $42.8 million during the six months ended June 30, 2017.  We ended the second quarter of 2017 with cash and cash equivalents of $171.3 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$129,616	$160,791	$259,518	$323,577
Less: Fuel surcharge revenue	14,743	15,341	29,624	28,434
Operating revenue, excluding fuel surcharge revenue	114,873	145,450	229,894	295,143

Operating expenses	108,303	136,284	218,842	278,820
Less: Fuel surcharge revenue	14,743	15,341	29,624	28,434
Adjusted operating expenses	93,560	120,943	189,218	250,386

Operating income	$21,313	$24,507	$40,676	$44,757
Operating ratio	83.6%	84.8%	84.3%	86.2%
Adjusted operating ratio	81.4%	83.2%	82.3%	84.8%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.5%	38.3%	37.6%	39.2%
Rent and purchased transportation	1.4%	3.8%	1.8%	4.0%
Fuel	16.4%	15.2%	17.0%	14.1%
Operations and maintenance	5.4%	4.3%	4.9%	4.2%
Operating taxes and licenses	2.4%	2.5%	2.5%	2.4%
Insurance and claims	2.8%	3.1%	2.8%	4.0%
Communications and utilities	0.8%	0.7%	0.8%	0.7%
Depreciation and amortization	17.4%	16.1%	17.5%	15.9%
Other operating expenses	4.3%	3.7%	4.1%	3.3%
Gain on disposal of property and equipment	(4.9)%	(2.8)%	(4.8)%	(1.8)%
	83.6%	84.8%	84.3%	86.2%
Operating income	16.4%	15.2%	15.7%	13.8%
Interest income	0.3%	0.1%	0.3%	0.1%
Income before income taxes	16.8%	15.3%	15.9%	13.9%
Income taxes	5.5%	5.1%	4.9%	4.4%
Net income	11.3%	10.2%	11.0%	9.5%

Three Months Ended June 30, 2017 Compared With the Three Months Ended June 30, 2016

Operating revenue decreased $31.2 million (19.4%), to $129.6 million for the three months ended June 30, 2017 from $160.8 million for the three months ended June 30, 2016.  The decrease in revenue was the result of the combined effect of a decrease in trucking and other revenues of $30.6 million (21.0%) and a $0.6 million (3.9%) decrease in fuel surcharge revenue from $15.3 million in 2016 to $14.7 million in 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was mainly the result of a decrease in loaded miles mainly due to a decrease in drivers during the three months ended June 30, 2017 as compared to 2016. We exited our non-asset based brokerage business in the first quarter of 2017, and expect non-asset based brokerage services revenue to be less than 1% of gross revenues for 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of the net effect of a decrease in loaded miles driven partially offset by a 9.7% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended June 30, 2017 compared to June 30, 2016, as reported by the DOE.

Salaries, wages, and benefits decreased $12.9 million (20.9%), to $48.6 million for the three months ended June 30, 2017 from $61.5 million in the 2016 period.  Salaries, wages and benefits decreased period over period due to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2016. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $4.4 million (70.6%), to $1.8 million for the three months ended June 30, 2017 from $6.2 million in the comparable period of 2016.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $3.1 million), amounts paid to independent contractors (decreased $0.8 million), and amounts paid for operating leases of terminal locations and revenue equipment amounts (decreased $0.1 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2017 period as compared to 2016. During the three months ended June 30, 2017, independent contractors accounted for 1.5% of the total fleet miles compared to approximately 2.3% for the same period of 2016.

Fuel decreased $3.1 million (12.7%), to $21.3 million for the three months ended June 30, 2017 from $24.4 million for the same period of 2016. The decrease was due to the net result of a decrease in miles driven and improvements in fuel economy, offset by a (9.7%) increase in the average diesel price per gallon as reported by the DOE. Fuel cost per mile, net of fuel surcharge revenues, decreased 11.3% in the 2017 period compared to the same period of 2016, due mainly to decreased fuel surcharge revenues offset partially by an increase in average diesel fuel costs.

Depreciation decreased $3.2 million (12.5%), to $22.6 million during the three months ended June 30, 2017 from $25.8 million in the same period of 2016.  The decrease is mainly attributable to a decrease in the number of units being depreciated and lower average depreciation expense per revenue equipment unit. Tractor depreciation decreased $3.0 million, on a 12.6% decrease in the number of tractor units depreciated and a 4.1% lower depreciation recognized per unit during the three months ended June 30, 2017 compared to the 2016 period. Compared to the same period in 2016, trailer and other depreciation decreased $0.3 million on a 8.4% decrease in the number of trailer units depreciated partially offset by 4.9% higher depreciation recognized per unit during the three months ended June 30, 2017.

Operating and maintenance expense was flat at $7.0 million during the three months ended June 30, 2017 and 2016. The decrease is mainly due the offsetting effects of an increase in tires expense related to the purchase and sale transactions for revenue equipment offset by a decrease in expense related to the number of revenue equipment units in the fleet and a decrease in miles driven.

Operating taxes and licenses expense decreased $0.8 million (20.3%), to $3.1 million during the three months ended June 30, 2017 from $3.9 million in 2016, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven.

Insurance and claims expense decreased $1.4 million (28.1%), to $3.6 million for the three months ended June 30, 2017 from $5.0 million in 2016, due to decreased severity and frequency of claims as compared to the prior year mainly due to a reduction in miles driven.

Other operating expenses decreased $0.4 million (6.3%), to $5.5 million, during the three months ended June 30, 2017 from $5.9 million in 2016 due to lower variable spend related to fewer miles driven partially offset by an increase in professional services related to the acquisition of IDC.

Gains on the disposal of property and equipment increased $1.8 million (39.6%), to $6.3 million during the three months ended June 30, 2017 from $4.5 million in the same period of 2016.  The increase resulted from the net effect of an increase in gains on sales of trailer equipment of $3.6 million offset by a decrease in gains on sale of tractor and other equipment of $1.8 million. The increase in gains on trailer sales was due to a 367% increase in the number of units sold and a significant increase in gain per unit. The decrease in gains on tractor sales was due to a 6% decrease in the number of units sold along with a gain per unit decrease of 40%.

Our effective tax rate declined to 32.8% from 33.5% for the three months ended June 30, 2017 and 2016, respectively.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 83.6% during the three months ended June 30, 2017, compared to 84.8% during the three months ended June 30, 2016.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 81.4% during the three months ended June 30, 2017, compared to 83.2% during the three months ended June 30, 2016. Net income decreased $1.8 million (10.7%), to $14.6 million for the three months ended June 30, 2017, from $16.4 million during the same period in 2016 as a result of the net effects discussed above.

Six Months Ended June 30, 2017 Compared With the Six Months Ended June 30, 2016

Operating revenue decreased $64.1 million (19.8%), to $259.5 million for the six months ended June 30, 2017 from $323.6 million for the six months ended June 30, 2016.  The decrease in revenue was the result of the combined effect of a decrease in trucking and other revenues of $65.2 million (22.1%) partially offset by a $1.2 million (4.2%) increase in fuel surcharge revenue from $28.4 million in 2016 to $29.6 million in 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers and slowing freight demand in the 2017 period compared to the 2016 period, partially offset by an increase in the rate per loaded mile and an increase is fuel surcharge revenue as compared to the six months ended June 30, 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a 15.2% increase in the average Department of Energy ("DOE") diesel fuel prices during the six months ended June 30, 2017 compared to June 30, 2016, as reported by the DOE, offset by a decrease in loaded miles during the same period.

Salaries, wages, and benefits decreased $29.4 million (23.1%), to $97.6 million for the six months ended June 30, 2017 from $127.0 million in the 2016 period.  Salaries, wages and benefits decreased period over period due mainly to decreases in driver and non-driver wages and lower health insurance and workers compensation costs as compared to the same period in 2016. Reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount.

Rent and purchased transportation decreased $8.2 million (63.7%), to $4.7 million for the six months ended June 30, 2017 from $12.9 million in the comparable period of 2016.  The decrease was attributable to amounts paid to third party carriers on brokered loads (decreased $5.4 million), amounts paid to independent contractors (decreased $1.6 million), and amounts paid for operating leases of terminal locations and revenue equipment (decreased $1.1 million). The decrease in amounts paid were due to a decrease in loads brokered with third party carriers, a decrease in miles driven by independent contractors, and a reduction in leased revenue equipment units during the 2017 period as compared to 2016. During the six months ended June 30, 2017, independent contractors accounted for 1.6% of the total fleet miles compared to approximately 2.4% for the same period of 2016.

Fuel decreased $1.6 million (3.5%), to $44.0 million for the six months ended June 30, 2017 from $45.6 million for the same period of 2016. The decrease was primarily the result of the net effect of lower miles driven partially offset by a 15.2% increase in the average diesel price per gallon as reported by the DOE and lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 3.5% in the 2017 period compared to the same period of 2016, due mainly to fuel surcharge revenues increasing at a decreased rate (4.2%), as compared to the increase in overall fuel cost.

Depreciation and amortization decreased $6.0 million (11.7%), to $45.5 million during the six months ended June 30, 2017 from $51.6 million in the same period of 2016.  The decrease is mainly attributable to a decrease in the number of units being depreciated, partially offset by lower average depreciation expense per revenue equipment unit. Tractor depreciation decreased $5.3 million, on a 14.6% decrease in the number of tractor units depreciated and 4.4% lower depreciation recognized per unit during the six months ended June 30, 2017 compared to the 2016 period. Compared to the same period in 2016, trailer and other depreciation decreased $0.7 million on a 5.2% decrease in the number of trailer units depreciated during the six months ended June 30, 2017, partially offset by 1.0% higher depreciation recognized per unit.

Operating and maintenance expense decreased $0.8 million (5.7%), to $12.8 million during the six months ended June 30, 2017 from $13.6 million in the same period of 2016. The decrease is mainly due to a decrease in the number of revenue equipment units in the fleet, a decrease in miles driven, and the age of our fleet of revenue equipment.

Operating taxes and licenses expense decreased $1.4 million (17.9%), to $6.4 million during the six months ended June 30, 2017 from $7.8 million in 2016, due to a decrease in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven.

Insurance and claims expense decreased $5.7 million (43.7%), to $7.4 million during the six months ended June 30, 2017 from $13.1 million in 2016, due to decreased severity and frequency of claims in 2017 mainly due to a reduction in miles driven.

Other operating expenses decreased $0.2 million (1.9%), to $10.6 million, during the six months ended June 30, 2017 from $10.8 million in 2016, due to lower variable spend related to fewer miles driven partially offset by an increase in professional services related to the acquisition of IDC.

Gains on the disposal of property and equipment increased $6.6 million (113.4%), to $12.4 million during the six months ended June 30, 2017 from $5.8 million in the same period of 2016.  The increase resulted from the net effect of an increase in gains on sales of trailer equipment of $8.1 million, a decrease in gains on tractor equipment sales of $0.4 million, and a decrease in gains on sale of other property of $0.1 million. The increase in gains on trailer sales was due to selling 341% more trailers during 2017, and a significant increase in gains per unit. The decrease in gains on tractor sales was due to a decrease in the amount of gains per unit of 31% partially offset by an increase in the number of units sold. We currently anticipate tractor and trailer equipment sale activity during 2017 to generate total estimated gains of approximately $24 to $28 million.

The Company’s effective tax rate was 30.8% and 31.6% for the six months ended June 30, 2017 and 2016, respectively.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 84.3% during the six months ended June 30, 2017 compared with 86.2% during the six months ended June 30, 2016.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 82.3% during the six months ended June 30, 2017, compared to 84.8% during the six months ended June 30, 2016. Net income decreased $2.1 million (6.8)%, to $28.7 million for the six months ended June 30, 2017 from $30.7 million during the compared 2016 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2017 was cash flow generated from operating activities. During 2017, we were able to fund revenue equipment purchases with cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the Credit Agreement. At June 30, 2017, we had $171.3 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement. Immediately following the acquisition of IDC on July 6, 2017, of which we paid cash, we had approximately $81.0 million of available cash and approximately $23.0 million of assumed debt. We expect to repay the assumed debt during the quarter ending September 30, 2017.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at June 30, 2017. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

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

Operating cash flow during the six months ended June 30, 2017 was $50.8 million compared to $77.9 million during the same period of 2016.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $8.8 million lower during 2017 compared to 2016 and a decrease in cash flow generated by operating assets and liabilities of approximately $18.5 million.  The net decrease in cash provided by operating assets and liabilities for 2017 compared to the same period of 2016 was primarily attributable to the timing of accrual and prepaid operational and income tax payments comparing the two periods. Cash flow from operating activities was 19.6% of operating revenues for the six months ended June 30, 2017 compared with 24.1% for the same period of 2016.

Cash flows used in investing activities was $4.6 million during the six months ended June 30, 2017 compared to cash flows used in investing activities of $15.5 million during the comparative 2016 period or an increase in cash of $10.9 million. The increase in cash from investing activities was primarily the net result of the net proceeds from sale of property and equipment, less equipment purchases. We currently estimate a total of approximately $40 to $50 million in net capital expenditures for the calendar year 2017.

Cash used in financing activities decreased $14.6 million during the three months ended June 30, 2017 compared to the same period of 2016 due mainly to $14.7 million less cash used for repurchases of common stock as no shares were repurchased in 2017 compared to $14.7 million in 2016. There were no borrowings on the Credit Agreement during the three months ended June 30, 2017.

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase under the program as of June 30, 2017 and the program has no expiration date. There were no shares repurchased in the open market during the six months ended June 30, 2017 and 0.9 million shares were repurchased during the six months ended June 30, 2016. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $14.0 million and $23.4 million in the six months ended June 30, 2017 and June 30, 2016. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.  At June 30, 2017, the Company had $171.3 million in cash and cash equivalents and $171.3 million available borrowing capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our terminal facilities. Operating lease expense during the six months ended June 30, 2017 was $1.0 million.

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

•
We are exposed to risks related to our acquisition of Interstate Distributor Co. ("IDC") and we may not be able to achieve the benefits we expected at the time of the acquisition. Any failure to implement our business strategy with respect to the IDC acquisition could negatively impact our business, financial condition and results of operations.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2017 although we had $171.3 million in available borrowings on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The current borrowing rate available on the Credit Agreement was 1.852%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2016, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2016 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $6.3 million in 2017. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2017, a 10% increase in the price of tires would increase our tire purchase expense by $0.1 million, resulting in a corresponding decrease in income before income taxes.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 9, 2017.

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

HEARTLAND EXPRESS, INC.

Date:	August 9, 2017	By: /s/ John P. Cosaert
John P. Cosaert
Executive Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)