Form 10-Q
period 2017-09-30
HEARTLAND EXPRESS INC
filed 2017-11-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2017

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

As of November 8, 2017 there were 83,302,592 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$51,291	$128,507
Trade receivables, net	70,755	46,844
Prepaid tires	11,462	8,181
Other current assets	30,656	13,841
Income tax receivable	7,558	4,738
Total current assets	171,722	202,111
PROPERTY AND EQUIPMENT
Land and land improvements	40,283	39,356
Buildings	48,657	48,371
Leasehold improvements	2,208	1,703
Furniture and fixtures	3,060	2,096
Shop and service equipment	12,213	11,009
Revenue equipment	588,609	556,464
Construction in progress	1,429	54
Property and equipment, gross	696,459	659,053
Less accumulated depreciation	242,181	251,405
Property and equipment, net	454,278	407,648
GOODWILL	132,185	100,212
OTHER INTANGIBLES, NET	15,030	12,090
DEFERRED INCOME TAXES, NET	1,658	3,785
OTHER ASSETS	22,821	12,382
	$797,694	$738,228
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,411	$12,355
Compensation and benefits	28,194	23,320
Insurance accruals	24,141	19,132
Other accruals	13,647	10,727
Total current liabilities	92,393	65,534
LONG-TERM LIABILITIES
Income taxes payable	7,739	11,954
Deferred income taxes, net	95,695	94,657
Insurance accruals less current portion	64,331	60,257
Total long-term liabilities	167,765	166,868
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2017 and 2016; outstanding 83,303 in 2017 and 83,287 in 2016, respectively	907	907
Additional paid-in capital	3,347	3,433
Retained earnings	657,236	625,668
Treasury stock, at cost; 7,386 shares in 2017 and 7,402 in 2016, respectively	(123,954)	(124,182)
	537,536	505,826
	$797,694	$738,228

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

OPERATING REVENUE	$182,114	$149,316	$441,632	$472,893

OPERATING EXPENSES
Salaries, wages, and benefits	71,399	58,351	169,020	185,342
Rent and purchased transportation	16,619	5,472	21,301	18,353
Fuel	29,739	22,987	73,731	68,575
Operations and maintenance	9,122	6,391	21,951	19,999
Operating taxes and licenses	5,410	3,889	11,845	11,722
Insurance and claims	5,979	4,536	13,339	17,607
Communications and utilities	1,487	1,156	3,623	3,420
Depreciation and amortization	28,784	27,271	74,318	78,823
Other operating expenses	8,047	824	18,674	11,655
Gain on disposal of property and equipment	(7,471)	(1,474)	(19,845)	(7,273)
	169,115	129,403	387,957	408,223

Operating income	12,999	19,913	53,675	64,670

Interest income	238	124	950	308
Interest expense	(175)	—	(175)	—

Income before income taxes	13,062	20,037	54,450	64,978

Federal and state income taxes	5,146	7,510	17,882	21,706

Net income	$7,916	$12,527	$36,568	$43,272
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$7,916	$12,527	$36,568	$43,272

Net income per share
Basic	$0.10	$0.15	$0.44	$0.52
Diluted	$0.09	$0.15	$0.44	$0.52

Weighted average shares outstanding
Basic	83,303	83,286	83,296	83,301
Diluted	83,333	83,342	83,336	83,373

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2016	$907	$3,433	$625,668	$(124,182)	$505,826
Net income	—	—	36,568	—	36,568
Dividends on common stock, $0.06 per share	—	—	(5,000)	—	(5,000)
Stock-based compensation, net of tax	—	(86)	—	228	142
Balance, September 30, 2017	$907	$3,347	$657,236	$(123,954)	$537,536

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$36,568	$43,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,379	78,823
Deferred income taxes	3,165	(5,679)
Stock-based compensation expense	340	—
Amortization of stock-based compensation, net of tax	—	740
Gain on disposal of property and equipment	(19,845)	(7,273)
Changes in certain working capital items (net of acquisition):
Trade receivables	8,778	9,305
Prepaid expenses and other current assets	(5,914)	2,191
Accounts payable, accrued liabilities, and accrued expenses	(13,221)	1,291
Accrued income taxes	(7,035)	(2,474)
Net cash provided by operating activities	77,215	120,196
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	78,046	37,306
Purchases of property and equipment, net of trades	(104,883)	(69,979)
Change in designated funds for equipment purchases	3,866	(824)
Change in designated funds for claims acquired	(14,774)	—
Acquisition of business, net of cash acquired	(87,635)	—
Change in other assets	(550)	10
Net cash used in investing activities	(125,930)	(33,487)
FINANCING ACTIVITIES
Payment of cash dividends	(5,000)	(4,999)
Shares withheld for employee taxes related to stock-based compensation	(198)	—
Repurchases of common stock	—	(14,678)
Repayments of debt assumed	(23,303)	—
Net cash used in financing activities	(28,501)	(19,677)
Net (decrease) increase in cash and cash equivalents	(77,216)	67,032
CASH AND CASH EQUIVALENTS
Beginning of period	128,507	33,232
End of period	$51,291	$100,264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$21,753	$29,779
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$7,000	$2,527
Sold revenue equipment in other current assets	$6,313	$1,803

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. (the “Company,” “we,” “us,” or “our”), is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc., of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., A & M Express, Inc., and Interstate Distributor Co. ("IDC"), following the acquisition of IDC on July 6, 2017. IDC was subsequently merged into Heartland Express Inc., of Iowa effective October 1, 2017 as was Gordon Trucking, Inc. ("GTI") effective July 1, 2016. We, and our subsidiaries, operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  The consolidated financial results for the three and nine months ended September 30, 2017, include the results of IDC from the date of acquisition, July 6, 2017, through September 30, 2017. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 28, 2017. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2017, except as noted below in regards to the accounting for employee share based payments.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2017, except in relation to the acquisition of IDC as discussed in Note 6.

Note 3. Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and non-asset based brokerage services, neither of which are significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017 then operated similar services following the acquisition of IDC. We expect to exit all non-asset based brokerage services during the fourth quarter of 2017. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Note 4. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2017, restricted and designated cash and investments totaled $32.5 million, of which $11.6 million was included in other current assets ($5.5 million related to designated funds for equipment purchases and $6.1 million related to designated funds for claims acquired from the acquisition of IDC) and $20.9 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $21.7 million at December 31, 2016, of which $9.3 million was included in other current assets and $12.4 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 5. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At September 30, 2017, there was $6.3 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $0.2 million at December 31, 2016.

Note 6.  Acquisition of Interstate Distributor Co.

On July 6, 2017, Heartland Express Inc., of Iowa, (the "Buyer"), a wholly owned subsidiary of the "Company”, acquired IDC, a Washington corporation, for $94.0 million payable in cash, net of approximately $6.3 million of cash acquired. We believe the acquisition of IDC allowed us to grow our base of drivers and enhance our supporting staff of employees, expand and diversify our customer base, and improve our operating network of terminal facilities. In accordance with Internal Revenue Code Section 1361(b)(3)(C)(ii)(I) and (II), the transaction will be treated for tax purposes as a sale of the assets of IDC by the seller to the Buyer, immediately followed by the Buyer’s contribution of such assets to IDC under Internal Revenue Code Section 351. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. IDC was subsequently merged into the Buyer effective October 1, 2017.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 20.3% of consolidated total assets as of September 30, 2017, and represented 33.0% and 13.6% of operating revenue for the three and nine months ended September 30, 2017, respectively. Acquisition related expenses of $0.5 million and $0.9 million are included in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2017, respectively.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2016 and nine months ended September 30, 2017 assume that the acquisition of IDC occurred as of January 1, 2016.

	Year ended	Nine months ended
	December 31, 2016	September 30, 2017
	(in thousands)
Operating revenue	$938,007	$590,794
Net income	$54,222	$34,148

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the tables below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, working capital adjustments, and income taxes, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with IDC, as well as other intangible assets that did not meet the criteria for separate recognition. All goodwill recognized in the transaction is deductible for tax purposes over 15 years.

ALLOCATION OF PURCHASE PRICE	(in thousands)
Cash paid (before netting $6.3 million cash acquired)		$93,951
Allocated to:
Historical book value of IDC's assets and liabilities, net of cash acquired	83,903
Adjustments to recognize assets and liabilities at acquisition-date fair value:
Property, plant, and equipment	(33,349)
Other assets	(2,822)
Liabilities	9,546
Fair value of tangible net assets acquired		57,278
Identifiable intangibles at acquisition-date fair value		4,700
Excess of consideration transferred over the net amount of assets and liabilities recognized (goodwill)		31,973

Excess of consideration transferred over the net amount of assets and liabilities recognized, (goodwill), remains subject to other purchase accounting adjustments, which may be identified, such as the final valuation of intangible assets, and therefore may differ materially from that set forth herein.

The assets and liabilities associated with IDC were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Cash and cash equivalents	$6,316
Trade and other accounts receivable	35,131
Other current assets	3,333
Property and equipment	71,964
Other non-current assets	1,244
Intangible assets	4,700
Goodwill	31,973
Total assets	154,661
Accounts payable, accrued expenses, and current portion of long-term debt	(31,884)
Insurance accruals	(10,826)
Long-term debt	(17,404)
Other accruals	(596)
Total consideration transferred	$93,951

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$93,951
Cash acquired included in historical book value of IDC assets and liabilities	(6,316)
Net cash paid	$87,635

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was a $4.7 million change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2017 related to the acquisition of IDC. Amortization expense of $0.8 million, $1.8 million and $0.5 million, $1.4 million for the three and nine months ended September 30, 2017 and 2016, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at September 30, 2017:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$10,800	$1,510	$9,290
Tradename	0.5-6	7,800	4,969	2,831
Covenants not to compete	1-10	4,200	1,291	2,909
		$22,800	$7,770	$15,030

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2016	$100,212
Acquisition	31,973
Balance at September 30, 2017	$132,185

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2017 and September 30, 2016, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2017 and September 30, 2016 is as follows (in thousands, except per share data):

	Three months ended September 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$7,916	83,303	$0.10
Effect of restricted stock	—	30
Diluted EPS	$7,916	83,333	$0.09

	Three months ended September 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$12,527	83,286	$0.15
Effect of restricted stock	—	56
Diluted EPS	$12,527	83,342	$0.15

	Nine months ended September 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$36,568	83,296	$0.44
Effect of restricted stock	—	40
Diluted EPS	$36,568	83,336	$0.44

	Nine months ended September 30, 2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$43,272	83,301	$0.52
Effect of restricted stock	—	72
Diluted EPS	$43,272	83,373	$0.52

Note 9. Equity

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of September 30, 2017. There were no shares repurchased in the open market during the three and nine months ended September 30, 2017 and there were zero and 0.9 million shares repurchased during the same periods in 2016. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three and nine months ended September 30, 2017 and 2016, our Board of Directors declared regular quarterly dividends totaling $1.7 million, $5.0 million and $1.7 million, $5.0 million , respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2017 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, and ranged between

$17.06 and $18.78 on the various grant dates during 2016. The Company's market close price was $20.53 for the grant date during the nine months ended September 30, 2017. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million and $0.3 million, for the three and nine months ended September 30, 2017, respectively. Compensation expense associated with restricted stock awards was $0.1 million and $1.2 million for the three and nine months ended September 30, 2016, respectively. Unrecognized compensation expense was $0.2 million at September 30, 2017 which will be recognized over a weighted average period of 1.0 years.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.5	$19.69
Granted	—	—
Vested	(9.7)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	30.8	$20.51

	Nine Months Ended September 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	3.0	20.53
Vested	(25.2)	22.07
Forfeited	—	—
Outstanding (unvested) at end of period	30.8	$20.51

	Three Months Ended September 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	66.8	$20.55
Granted	—	—
Vested	(11.8)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	55.0	$21.29

	Nine Months Ended September 30, 2016
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102.4	$18.36
Granted	74.0	17.27
Vested	(121.4)	17.05
Forfeited	—	—
Outstanding (unvested) at end of period	55.0	$21.29

Note 11.  Long-Term Debt

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $175.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2017.

We had no outstanding long-term debt at September 30, 2017 or December 31, 2016. We assumed $23.3 million of debt related to the IDC acquisition on July 6, 2017, all of which was repaid prior to September 30, 2017. Outstanding letters of credit associated with the revolving line of credit at September 30, 2017 were $3.7 million. As of September 30, 2017, the line of credit available for future borrowing was $171.3 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2017 and December 31, 2016. Our effective tax rate was 39.4% and 37.5% for the three months ended and 32.8% and 33.4% for the nine months ended September 30, 2017 and 2016, respectively. The changes in effective tax rate are driven by the timing of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

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

At September 30, 2017 and December 31, 2016, we had a total of $5.8 million and $8.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.9 million and

$5.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2017 and December 31, 2016.  The net decrease in unrecognized tax benefits was $0.1 million and an increase of $0.1 million during the three months ended September 30, 2017 and 2016, respectively.  The net decrease in unrecognized tax benefits was $2.9 million and $2.0 million during the nine months ended September 30, 2017 and 2016, respectively. The net decrease during the three month periods of 2017 and 2016 was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. The increase in the three months ended September 30, 2106 was due to the unrecognized tax benefits resulting from current year tax positions. This had the effect of decreasing and increasing the effective state tax rate during these respective three month periods. The net decrease during the nine months ended September 30, 2017 and 2016 was mainly due to the expiration of certain statutes of limitations net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate during the respective nine month periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.9 million and $3.2 million at September 30, 2017 and December 31, 2016 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended September 30, 2017 and 2016 was a net expense of approximately $0.0 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2017 and 2016 was a net benefit of approximately $1.3 million and $1.6 million, respectively. Income tax expense increased during the three months ended September 30, 2017 and 2016 due to additions for interest and penalty accruals. Income tax expense was reduced during the nine months ended September 30, 2017 and 2016 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2017
(in thousands)
Balance at January 1, 2017	$8,751
Additions based on tax positions related to current year	188
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(415)
Reductions due to lapse of applicable statute of limitations	(2,699)
Settlements	(17)
Balance at September 30, 2017	$5,808

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $1.3 million to a decrease of $2.3 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2014 and forward. Tax years 2007 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our IDC acquisition was $3.8 million and $3.8 million for the three and nine months ended September 30, 2017. During 2016, we leased certain revenue equipment of which the majority of these leases were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases was $0.0 million and $0.8 million (including related-party rental payments totaling zero and $0.8 million), for the three and nine months ended September 30, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The 2016 leases were terminated in June 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $1.5 million and $2.5 million (including related-party rental payments totaling $0.4 million and $1.2 million), for the three and nine months ended September 30, 2017. Rent expenses for terminal facilities were $0.5 million and $1.6 million (including related-party rental payments totaling $0.5 million and $1.4 million), for the three and nine months ended September 30, 2016. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between 2017 and 2020. A portion of these leases contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 14 for additional information regarding related party transactions.

Note 14. Related Party

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

We have sold trailers to the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

The related payments (receipts) with related parties for the three and nine months ended September 30, 2017 and 2016 (in thousands) were as follows:

	Three months ended September 30,
	2017	2016
Payments for parts and services	$172	$368
Terminal lease payments	421	466
	$593	$834

	Nine months ended September 30,
	2017	2016
Payments for tractor purchases	$—	$4,300
Receipts for trailer sales	(12)	(108)
Revenue equipment lease payments	—	813
Payments for parts and services	409	1,151
Terminal lease payments	1,227	1,397
	$1,624	$7,553

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of September 30, 2017 was $101.1 million.

Note 16.  Subsequent Events

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

Overview

We are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We concentrate primarily on short-to-medium haul, asset-based dry van truckload services in regional markets near our terminals, where the average trip is approximately one day. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017; however in the third quarter of 2017 we resumed operating similar services due to acquisition of IDC on July 6, 2017. We expect to exit all non-asset based brokerage services during the fourth quarter of 2017.

We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of experienced drivers and late-model equipment. We achieve operating efficiencies and cost controls through equipment utilization, a fleet of late model equipment, industry-leading driver to non-driver employee ratio, and effective management of fixed and variable operating costs. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Competition for drivers, which has historically been intense, has recently escalated due to the decreasing numbers of qualified drivers in the industry, and we have experienced increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets, including through our October 1, 2017, driver pay raise. Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended September 30, 2017 and 2016 were $2.63 and $2.38, respectively. The average price per gallon in 2017, through October 30, 2017, was $2.82. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 and 2017. We cannot predict what fuel prices will be for the remainder of 2017. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At September 30, 2017, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At September 30, 2017, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 5.3 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. In addition to the development of our regional operating areas, we have made seven acquisitions since 1987, including our acquisition of IDC on July 6, 2017.  Future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards. We have been focused on a targeted cost control approach due to IDC’s year-to-date 2017 operating ratio of 105% prior to the acquisition. We have been diligently working on eliminating unnecessary costs post-acquisition and will continue to evaluate all aspects of the legacy IDC business with the goal of returning them to profitability during the fourth quarter of 2017.

We ended the first nine months of 2017 with operating revenues of $441.6 million, including fuel surcharges, net income of $36.6 million, and basic net income per share of $0.44 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $472.9 million, including fuel surcharges, net income of $43.3 million, and basic net income per share of $0.52 on basic weighted average shares of 83.3 million in the first nine months of 2016. For the first nine months of 2017, 13.6% of our operating revenue was attributable to IDC. We posted an 87.8% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2017 compared to 86.3% for the same period of 2016. We posted an 86.3% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the nine months ended September 30, 2017 compared to 84.9% for the same period of 2016. We look forward to expected operational improvements as we navigate the months ahead and progress towards our goal of returning to an operating ratio in the low-80's. We had total assets of $797.7 million at September 30, 2017, of which 20.3% were attributable to IDC. We achieved a return on assets of 6.5% and a return on equity of 9.5% over the immediate past four quarters ended September 30, 2017, compared to 7.6% and 11.6%, respectively, for the immediate past four quarters ended September 30, 2016.

Our cash flow from operating activities for the nine months ended September 30, 2017 of $77.2 million was 17.5% of operating revenues, compared to $120.2 million and 25.4% in the same period of 2016.  During 2017, we used $125.9 million in net investing cash flows, which was the result of cash used to acquire IDC ($87.6 million) net cash received from revenue equipment sales and cash used for revenue equipment purchases ($26.8 million), and net cash used for designated funds to purchase revenue equipment and for pre-acquisition insurance claim liabilities related to IDC. We used $28.5 million in financing activities mostly related to paying off debt assumed through the acquisition of IDC ($23.3 million) and the payment of dividends ($5.0 million). As a result, our cash and cash equivalents decreased $77.2 million during the nine months ended September 30, 2017.  We ended the third quarter of 2017 with cash and cash equivalents of $51.3 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$182,114	$149,316	$441,632	$472,893
Less: Fuel surcharge revenue	21,082	15,229	50,706	43,664
Operating revenue, excluding fuel surcharge revenue	161,032	134,087	390,926	429,229

Operating expenses	169,115	129,403	387,957	408,223
Less: Fuel surcharge revenue	21,082	15,229	50,706	43,664
Adjusted operating expenses	148,033	114,174	337,251	364,559

Operating income	$12,999	$19,913	$53,675	$64,670
Operating ratio	92.9%	86.7%	87.8%	86.3%
Adjusted operating ratio	91.9%	85.1%	86.3%	84.9%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.2%	39.1%	38.3%	39.2%
Rent and purchased transportation	9.1%	3.7%	4.8%	3.9%
Fuel	16.3%	15.4%	16.7%	14.5%
Operations and maintenance	5.0%	4.3%	5.0%	4.2%
Operating taxes and licenses	3.0%	2.6%	2.7%	2.5%
Insurance and claims	3.3%	3.0%	3.0%	3.7%
Communications and utilities	0.8%	0.8%	0.8%	0.7%
Depreciation and amortization	15.8%	18.3%	16.8%	16.7%
Other operating expenses	4.4%	0.6%	4.2%	2.5%
Gain on disposal of property and equipment	(4.1)%	(1.0)%	(4.5)%	(1.5)%
	92.9%	86.7%	87.8%	86.3%
Operating income	7.1%	13.3%	12.2%	13.7%
Interest income	0.1%	0.1%	0.2%	0.1%
Income before income taxes	7.2%	13.4%	12.3%	13.7%
Income taxes	2.8%	5.0%	4.0%	4.6%
Net income	4.3%	8.4%	8.3%	9.2%

Three Months Ended September 30, 2017 Compared With the Three Months Ended September 30, 2016

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the three and nine months ended September 30, 2017 includes the operating results of IDC for the period of July 6, 2017 to September 30, 2017. IDC's operations for this eighty-seven day period impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, and depreciation and amortization in 2017 compared to 2016 as further explained below.

Operating revenue increased $32.8 million (22.0%), to $182.1 million for the three months ended September 30, 2017 from $149.3 million for the three months ended September 30, 2016.  The increase in revenue was the result of the combined effect of an increase in trucking and other revenues of $26.9 million (20.1%) and a $5.9 million (38.4%) increase in fuel surcharge revenue from $15.2 million in 2016 to $21.1 million in 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue increase was mainly the result of an increase in loaded miles due to an increase in drivers related to the acquisition of IDC during the three months ended September 30, 2017 as compared to 2016. For the three months ended September 30, 2017, 33.0% of our operating revenue was attributable to IDC. We exited our non-asset-based freight brokerage business in the first quarter of 2017; however, in the third quarter of 2017 we resumed operating similar services due to acquisition of IDC. We expect to exit all non-asset based brokerage services during the fourth quarter of 2017 and expect these services to account for approximately 1% of total revenue for all of 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of the net effect of an increase in loaded miles driven and a 10.5% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended September 30, 2017 compared to September 30, 2016, as reported by the DOE.

Salaries, wages, and benefits increased $13.0 million (22.4%), to $71.4 million for the three months ended September 30, 2017 from $58.4 million in the 2016 period.  Salaries, wages and benefits increased period over period due to the increase in driver and non-driver wages and higher health insurance and workers compensation costs as compared to the same period in 2016 as a result of the IDC acquisition. Increase in expense period over period is due mainly to more miles driven and higher overall non-driving headcount. With a tightening driver market and recent driver pay increases, we expect salaries, wages, and benefits will increase going forward.

Rent and purchased transportation increased $11.1 million (203.7%), to $16.6 million for the three months ended September 30, 2017 from $5.5 million in the comparable period of 2016.  The increase was attributable to amounts paid to independent contractors, including an increase in the number of independent contractors following our acquisition of IDC (increased $3.9 million), amounts paid to lease revenue equipment units assumed through the IDC acquisition (increased $3.8 million), amounts paid to third party carriers on brokered loads (increased $2.3 million), and amounts paid for operating leases of terminal locations (increased $1.1 million). The increase in amounts paid were due to an increase in miles driven by owner operators, an increase in leased revenue equipment units, an increase in loads brokered with third party carriers, and an increase in leased terminal locations during the 2017 period as compared to 2016. For the three months ended September 30, 2017, rent and purchased transportation as a percentage of operating revenue increased to 9.1% from 3.7% for the same period of 2016, primarily due to an increase in the number of independent contractors following our acquisition of IDC and the leased revenue equipment units assumed in the IDC acquisition.
During the three months ended September 30, 2017, independent contractors accounted for 1.5% of the total fleet miles compared to approximately 2.3% for the same period of 2016.

Fuel increased $6.7 million (29.4%), to $29.7 million for the three months ended September 30, 2017 from $23.0 million for the same period of 2016. The increase was due to the combined result of an increase in miles driven and a 10.5% increase in the average diesel price per gallon as reported by the DOE. Fuel cost per mile, net of fuel surcharge revenues, decreased 5.8% in the 2017 period compared to the same period of 2016, due mainly to increased fuel surcharge revenues offset partially by an increase in average diesel fuel costs.

Depreciation increased $1.5 million (5.5%), to $28.8 million during the three months ended September 30, 2017 from $27.3 million in the same period of 2016.  The increase is mainly attributable to the net impact of an increase in the number of units being depreciated following the IDC acquisition partially offset by lower average depreciation expense per revenue equipment unit. Compared to the same period in 2016, trailer depreciation increased $0.9 million on a 19.1% increase in the number of trailer units depreciated partially offset by 5.1% lower depreciation recognized per unit during the three months ended September 30, 2017. Tractor depreciation increased $0.3 million, on a 6.6% increase in the number of tractor units depreciated partially offset by a 4.7% lower depreciation recognized per unit during the three months ended September 30, 2017 compared to the 2016 period. For the three months ended September 30, 2017, depreciation and amortization as a percentage of operating revenue decreased to 15.8% from 18.3% for the same period of 2016, mainly due to the leased revenue equipment units assumed in the IDC acquisition, which are not depreciated. Other depreciation and amortization expense increased $0.5 million during the three months ended September 30, 2017 as compared to the same period in 2016 due mainly to a $0.3 million increase in amortization of intangible assets.

Operating and maintenance expense increased $2.7 million (42.7%), to $9.1 million during the three months ended September 30, 2017 from $6.4 million in the same period of 2016. The increase is mainly due the increase in miles driven and the increase in number of revenue equipment units following the IDC acquisition.

Operating taxes and licenses expense increased $1.5 million (39.1%), to $5.4 million during the three months ended September 30, 2017 from $3.9 million in 2016, due to an increase in the number of revenue equipment units (tractors and trailers) being licensed and increased fuel taxes due to more miles driven following the IDC acquisition.

Insurance and claims expense increased $1.4 million (31.8%), to $6.0 million for the three months ended September 30, 2017 from $4.5 million in 2016, due to increased severity and frequency of claims as compared to the prior year mainly due to an increase in miles driven following the IDC acquisition.

Other operating expenses increased $7.2 million (876.6%), to $8.0 million, during the three months ended September 30, 2017 from $0.8 million in 2016. As a percentage of operating revenue, other operating expenses increased to 4.4% during the three months ended September 30, 2017, from 0.6% in 2016. These increases are due mainly to increased expense during the three months ended September 30, 2017 resulting from increased variable costs due to more miles driven, more employees, and an increase in professional services, mostly due to the acquisition of IDC, partially offset by the effects of the expense reduction recorded in 2016 when the potential earn-out liability for a prior acquisition was reduced based on the 2016 operating environment and the likelihood of future payments ($4.0 million), as well as increased expense during the three months ended September 30,

2017 resulting from increased variable costs due to more miles driven, more employees, and an increase in professional services, mostly due to the acquisition of IDC.

Gains on the disposal of property and equipment increased $6.0 million (406.9%), to $7.5 million during the three months ended September 30, 2017 from $1.5 million in the same period of 2016.  As a percentage of operating revenue, gains on the disposal of property and equipment increased to 4.1% during the three months ended September 30, 2017, from 1.0% in 2016. These increases resulted from the net effect of an increase in gains on sales of trailer equipment of $3.1 million and an increase in gains on sale of tractor and other equipment of $2.9 million. The increase in gains on trailer sales was due to a 202% increase in the number of units sold and a significant increase in gain per unit. The increase in gains on tractor sales was due to a 156% increase in the number of units sold along with a gain per unit increase of 35%.

Our effective tax rate increased to 39.4% from 37.5% for the three months ended September 30, 2017 and 2016, respectively. The increase as compared to the prior year results from the impact of non-recurring favorable adjustments recorded in 2016.

As a result of the foregoing, our operating ratio (operating expenses as a percentage of operating revenue) was 92.9% during the three months ended September 30, 2017, compared to 86.7% during the three months ended September 30, 2016.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 91.9% during the three months ended September 30, 2017, compared to 85.1% during the three months ended September 30, 2016. Net income decreased $4.6 million (36.8%), to $7.9 million for the three months ended September 30, 2017, from $12.5 million during the same period in 2016 as a result of the net effects discussed above.

Nine Months Ended September 30, 2017 Compared With the Nine Months Ended September 30, 2016

Operating revenue decreased $31.3 million (6.6%), to $441.6 million for the nine months ended September 30, 2017 from $472.9 million for the nine months ended September 30, 2016.  The decrease in revenue was the result of the combined effect of a decrease in trucking and other revenues of $38.3 million (8.9%) partially offset by a $7.0 million (16.1%) increase in fuel surcharge revenue from $43.7 million in 2016 to $50.7 million in 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload transportation services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our service offerings and related similar base pricing structure. The net trucking revenue decrease was the result of a decrease in loaded miles due to a decrease in drivers across the legacy operations of the company, partially offset by an increase in drivers and loaded miles following the IDC acquisition, an increase in the rate per loaded mile, and an increase is fuel surcharge revenue as compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2017, 13.6% of our operating revenue was attributable to IDC. In general, the IDC acquisition had a smaller impact on the nine months ended September 30, 2017 compared to the three months ended September 30, 2017, given the timing of the acquisition (July 6, 2017).

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a 14.7% increase in the average Department of Energy ("DOE") diesel fuel prices during the nine months ended September 30, 2017 compared to September 30, 2016, as reported by the DOE.

Salaries, wages, and benefits decreased $16.3 million (8.8%), to $169.0 million for the nine months ended September 30, 2017 from $185.3 million in the 2016 period.  Salaries, wages and benefits decreased period over period due mainly to decreases in driver and non-driver wages, lower health insurance and workers compensation costs, partially offset by increases in these same categories following the IDC acquisition as compared to the same period in 2016. The overall reduction in expense period over period is due mainly to less miles driven and lower overall non-driving headcount on average.

Rent and purchased transportation increased $2.9 million (16.1%), to $21.3 million for the nine months ended September 30, 2017 from $18.4 million in the comparable period of 2016.  The net increase was attributable to amounts paid to independent contractors (increased $2.3 million), amounts paid for revenue equipment ($2.8 million), amounts paid for operating leases of terminal locations (increased $1.0 million), partially offset by amounts paid to third party carriers on brokered loads (decreased $3.2 million). The increase in amounts paid were due to an increase in miles driven by independent contractors, an increase in leased revenue equipment units and terminal locations under lease, and a lower number of brokered loads during the 2017 period as compared to 2016. During the nine months ended September 30, 2017, independent contractors accounted for 3.3% of the total fleet miles compared to approximately 2.4% for the same period of 2016.

Fuel increased $5.1 million (7.5%), to $73.7 million for the nine months ended September 30, 2017 from $68.6 million for the same period of 2016. The increase was primarily the result of the net effect of a 14.7% increase in the average diesel price per gallon as reported by the DOE partially offset by lower miles driven. Fuel cost per mile, net of fuel surcharge revenues, increased 5.5% in the 2017 period compared to the same period of 2016, due mainly to the net effect of fuel surcharge revenues and fuel costs increasing but partially offset by lower miles driven.

Depreciation and amortization decreased $4.5 million (5.7%), to $74.3 million during the nine months ended September 30, 2017 from $78.8 million in the same period of 2016.  The net decrease is mainly attributable to lower average depreciation expense per revenue equipment unit, lower average number of tractors, offset partially by increased intangible asset amortization. Tractor depreciation decreased $5.0 million due to 4.9% lower number of average units depreciated and 4.2% lower depreciation recognized per unit during the nine months ended September 30, 2017 compared to the 2016 period. Compared to the same period in 2016, trailer and other depreciation increased $0.5 million driven mainly by the increase in intangible asset amortization of $0.3 million, and a $0.2 million increase in trailer depreciation driven by a 1.7% increase in the average number of trailers being depreciated during the nine months ended September 30, 2017.

Operating and maintenance expense increased $2.0 million (9.8%), to $22.0 million during the nine months ended September 30, 2017 from $20.0 million in the same period of 2016. The increase is mainly due to an increase in the number of revenue equipment units in the fleet and an increase in the number of revenue equipment units prepared for sale during the period, partially offset by a decrease in miles driven.

Operating taxes and licenses expense increased $0.1 million (1.0%), to $11.8 million during the nine months ended September 30, 2017 from $11.7 million in 2016, due to the offsetting effects of an increase in the number of revenue equipment units (tractors and trailers) being licensed and reduced fuel taxes due to less miles driven.

Insurance and claims expense decreased $4.3 million (24.2%), to $13.3 million during the nine months ended September 30, 2017 from $17.6 million in 2016, due to decreased severity and frequency of claims in 2017 mainly due to a reduction in miles driven.

Other operating expenses increased $7.0 million (60.2%), to $18.7 million, during the nine months ended September 30, 2017 from $11.7 million in 2016, due mainly to the effects of the expense reduction recorded in 2016 when the potential earn-out liability was reduced based on the 2016 operating environment and the likelihood of future payments ($5.5 million) as well as lower miles driven.

Gains on the disposal of property and equipment increased $12.5 million (172.5%), to $19.8 million during the nine months ended September 30, 2017 from $7.3 million in the same period of 2016.  The increase resulted from the net effect of an increase in gains on sales of trailer equipment of $10.2 million and an increase in gains on tractor and other equipment sales of $2.3 million. The increase in gains on trailer sales was due to selling 276% more trailers during 2017, and a significant increase in gains per unit. The increase in gains on tractor sales was due to selling 65% more tractors during 2017 partially offset by a 13% reduction in gains per unit. We currently anticipate tractor and trailer equipment sale activity during 2017 to generate total estimated gains of approximately $24 to $26 million.

The Company’s effective tax rate was 32.8% and 33.4% for the nine months ended September 30, 2017 and 2016, respectively and reflects the impacts of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed.

As a result of the foregoing, the Company’s operating ratio (operating expenses as a percentage of operating revenue) was 87.8% during the nine months ended September 30, 2017 compared with 86.3% during the nine months ended September 30, 2016.  Our non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) was 86.3% during the nine months ended September 30, 2017, compared to 84.9% during the nine months ended September 30, 2016. Net income decreased $6.7 million (15.5)%, to $36.6 million for the nine months ended September 30, 2017 from $43.3 million during the compared 2016 period as a result of the net effects discussed above.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2017 was cash flow provided by operating activities and proceeds from the sale of used equipment. At September 30, 2017, we had $51.3 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement. To complete the acquisition of IDC on July 6, 2017, we paid $87.6 million in cash, and during the quarter ended September 30, 2017, we paid $23.3 million in cash to eliminate the debt of IDC assumed through the acquisition.

In November 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired in connection with an acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at September 30, 2017. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

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

Cash flow provided by operating activities during the nine months ended September 30, 2017 was $77.2 million compared to $120.2 million during the same period of 2016.  This was primarily a result of net income (excluding non-cash depreciation and amortization, changes in deferred taxes, and gains on disposal of equipment) being approximately $15.6 million lower during 2017 compared to 2016 and a decrease in cash flow provided by operating assets and liabilities of approximately $27.7 million.  The net decrease in cash flow provided by operating assets and liabilities for 2017 compared to the same period of 2016 was primarily attributable to the timing of accrual and prepaid operational and income tax payments comparing the two periods. Cash flow provided by operating activities was 17.5% of operating revenues for the nine months ended September 30, 2017 compared with 25.4% for the same period of 2016.

Cash flows used in investing activities was $125.9 million during the nine months ended September 30, 2017 compared to cash flows used in investing activities of $33.5 million during the comparative 2016 period or a decrease in cash of $92.4 million. The increase in cash used in investing activities was primarily the net result of the cash used for the acquisition of IDC ($87.6 million) and the net proceeds from sale of property and equipment, less equipment purchases ($26.8 million), and net cash used for designated funds ($10.9 million). We currently estimate a total of approximately $45 to $50 million in net capital expenditures for the calendar year 2017.

Cash used in financing activities decreased $8.8 million during the nine months ended September 30, 2017 compared to the same period of 2016 due mainly to $23.3 million used to pay off debt assumed related to the IDC acquisition partially offset by $14.7 million less cash used for repurchases of common stock as no shares were repurchased in 2017 compared to $14.7 million in 2016. There were no borrowings on the Credit Agreement during the three months ended September 30, 2017.

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase under the program as of September 30, 2017 and the program has no expiration date. There were no shares repurchased in the open market during the nine months ended September 30, 2017 and 0.9 million shares were repurchased during the nine months ended September 30, 2016. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $21.8 million and $29.8 million in the nine months ended September 30, 2017 and September 30, 2016, respectively. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our revenue equipment and terminal facilities. Operating lease expense during the nine months ended September 30, 2017 was $6.3 million.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2016, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results. These risks and uncertainties have the potential to materially affect our business, financial condition, and results of operations.

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

We are updating the risk factor entitled, "We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business," as set forth below, and such risk factor is deleted and replaced in its entirety with the following:

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.  Any additional acquisitions we undertake could involve the dilutive issuance of equity securities, incurring indebtedness and/or incurring large one-time expenses. In addition, acquisitions involve numerous risks, including difficulties in assimilating or integrating the acquired company's operations or assets into our business, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, the potential loss of customers, key employees, and drivers of the acquired company, and potential future impairment charges, write-offs, write-downs, or restructuring charges, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business, which would have a materially adverse effect on our business, financial condition, and results of operations.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2017 although we had $171.3 million available borrowing capacity on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The borrowing rate available on the Credit Agreement at September 30, 2017 was 1.852%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and tires (rubber). We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Additionally, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Based on our actual fuel purchases for 2016, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of empty and out-of-route miles, and miles per gallon remained consistent with 2016 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $6.3 million in 2017. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2017, a 10% increase in the price of tires would increase our tire purchase expense by $0.1 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). We have excluded IDC from our assessment of internal control over financial reporting, which was acquired in a purchase business combination on July 6, 2017 and whose total assets represent 20.3% of consolidated total assets as of September 30, 2017 and 33.0% and 13.6% of operating revenue for the three and nine months ended September 30, 2017, respectively. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting, except as discussed above in relation to the acquisition of IDC, that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1*
Stock Purchase Agreement (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.)

3.1*	Articles of Incorporation, as amended.
3.2*	Amended and Restated Bylaws.
4.1*	Articles of Incorporation, as amended.
4.2*	Amended and Restated Bylaws.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 9, 2017	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)