Form 10-K
period 2017-12-31
HEARTLAND EXPRESS INC
filed 2018-03-01
CIK 799233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $1.0 billion.   In making this calculation the registrant has assumed, without admitting for any purpose, that all of its executive officers and directors, and no other persons, are affiliates.  As of February 16, 2018 there were 83,312,159 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 40,250 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 10, 2018 are incorporated by reference in Part III of this report.

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

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI"), which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016. On July 6th, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017. We, and our subsidiaries, operate as one segment (see Note 1 to the consolidated financial statements).

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer primarily asset-based dry van service to our customers along with temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset-based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017, the impacts of these activities were immaterial to our total operating revenue during 2017. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-one years from 1986 to 2017, we have grown our revenues to $607.3 million from $21.6 million and our net income has increased to $75.2 million (including tax benefit) from $3.0 million. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past three and five years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987 with the most recent and second largest, IDC, occurring on July 6, 2017.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the United States (“U.S.”) with immaterial revenue derived from Canada. Approximately 99.96% of our revenue was derived from the U.S. and 0.04% was derived from Canada in 2017. We do not have nor have we during the last three fiscal years had any long-lived assets permanently located outside the U.S.

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

During 2017, we received the following safety, environmental, operational, and technological innovation awards:

•	BP Driving Safety Standard 2017,

•	US EPA SmartWay Excellence Award,

•	Logistics Management Quest for Quality Award,

•	Wreaths Across America - Going the Extra Mile Award,

•	KBX Logistics Makes a Difference 2017,

•	Cisco - Technology Innovation Award,

•	Computerworld Premier 100 Technology Leaders.

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•	FedEx Core Carrier of the Year,

•	FedEx Platinum Award (99.97% On-Time Delivery),

•	Lowe's - Gold Service Award,

•	Quaker/Gatorade - Carrier of the Year (Southwest Region),

•	Quaker/Gatorade - Carrier of the Year(Northwest Region),

•	Quaker/Gatorade - Carrier of the Year (Central West Region),

•	United Sugars - Carrier of the Year,

•	Winegard - Truckload Carrier of the Year,

•	Whirlpool - National Truckload Carrier of the Year.

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 72%, 55%, and 38% of our operating revenues, respectively, in 2017. During 2016, our 25, 10, and 5 largest customers were approximately 76%, 56%, and 40%, of our operating revenues respectively. During 2015, our 25, 10, and 5 largest customers were approximately 73%, 53%, and 36%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer, Walmart Inc., accounted for more than 10% of our operating revenues in 2017 at 12.6%, and the same one customer accounted for more than 10% of our operating revenues in 2016, while no customer accounted for more than 10% of our operating revenues in 2015.

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

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  Throughout the year ended December 31, 2017, we employed approximately 3,800 people compared to approximately 3,600 people throughout the year ended December 31, 2016. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. We historically have operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2017, independent contractors accounted for approximately 3.3% of our total miles compared to 2.3% in 2016.

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

At December 31, 2017, approximately 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance.

As of December 31, 2017 the average age of our tractor fleet was 1.8 years compared to 1.7 years at December 31, 2016. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 5.1 years at December 31, 2017 compared to 4.6 years at December 31, 2016.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations. Independent contractors are responsible for the maintenance of their equipment. We utilized revenue equipment operating leases following our most recent acquisitions in 2013 and 2017.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-one terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2017, 2016, and 2015, fuel expense was $104.4 million, $91.5 million, and $123.7 million or 19.2%, 17.3%, and 20.0% respectively, of our total operating expenses.  For the years ended December 31, 2017, 2016, and 2015, fuel surcharge revenues were $72.5 million, $58.4 million, and $91.8 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 15.0% in 2017 compared to 2016 and 14.0% in 2016 compared to 2015, which had a positive impact on our net fuel cost for the years ended December 31, 2017 and 2016. Additionally, overall fuel efficiency has improved during 2016 and 2017 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact our operating results. The DOE average price of fuel has increased 15.3% through February 16, 2018 as compared to the 2017 average price.

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

The demand for freight services generally slowed throughout 2016 as industry capacity outpaced freight demand for the majority of the year. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. The 2016 trends continued in the first half of 2017. The second half of 2017 saw a favorable improvement, with strong demand and tightening capacity. Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations were implemented to mandate the use of ELD's across our industry. Like most large carriers, we have used ELD's in our entire fleet for several years and have adapted our network and customer base to the utilization constraints. Leading up to this final implementation and following the implementation date into 2018 as enforcement of the mandate increases, freight demand has increased as compared to 2016 and early months of 2017 as major shippers have moved to lock in trucking capacity and spot market freight rates have increased.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. While the FMCSA has proposed and implemented such changes in the past, no such changes are currently proposed. However, any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act (“FAST Act”) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings (iii), subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. The FMCSA is expected to provide its report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the study. It is unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

The FMCSA published a final rule in December 2015 that required the use of ELDs by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule will be phased in, as states will not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Since we had proactively installed ELDs on 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of ELDs. However, we believe that more effective hours-of-service enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. This rule is scheduled for implementation in early 2020 and may reduce the number of available drivers in an already constrained driver market.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of wage and hour laws throughout the United States. Federal legislation has been proposed in the past to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

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

In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards. If the trailer provisions of the Phase 2 Standards are permanently removed, we would expect that Phase 2 Standards would have a reduced effect on our operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration.  CARB has announced it plans to bring a formal proposed program to its Board in early 2018. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

The regulatory environment has changed under the administration of President Trump.  In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  We do not believe the order has had a significant impact on our industry. However, the order, and other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed, or repealed regulations.

For further discussion regarding laws and regulations, refer to the "Risk Factors" section under Item 1A of Part I of this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, are available to the public, free of charge, through our Internet website, at http://www.heartlandexpress.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").  Information on our website is not incorporated by reference into this Annual Report. You may also access and read our filings with the SEC without charge through the SEC's website at www.sec.gov.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which were characterized by weak demand and downward pressure on rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which impact the pool of available drivers and our driver compensation costs;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather and railroad congestion;

•	changes in interest rates;

•	rising costs of healthcare;

•	global currency markets and the relative strength of the U.S. Dollar and potential impacts to certain customers' financial strength and overall freight demand; and

•	global supply and demand for crude oil and its impact on domestic fuel costs.

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

We have established terminals throughout the contiguous United States in order to serve markets in various regions. These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development and establishing terminals and operations in new markets could require more time, resources or a more substantial financial commitment than anticipated. Should the growth in our regional operations stagnate or decline, the results of our operations could be adversely affected. If we seek to further expand, it may become more difficult to identify large cities that can support a terminal and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth and fewer drivers and non-driver personnel to support the terminal. We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations and customer relationships and appropriate freight rates in new markets could be challenging to attain. We may not be able to duplicate or sustain our operating strategy and establishing service centers or terminals and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated. These challenges may negatively impact our growth, which could have a materially adverse effect on our ability to execute our business strategy and our results of operations.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability, limit growth opportunities, and could have a materially adverse effect on our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations.  These factors include the following:

•
we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•
a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•
the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

•	economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers' ability to compete with us;

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

We generate a significant portion of our operating revenue from our major customers.  For the years ended December 31, 2017, 2016, and 2015, our top 25 customers, based on operating revenue, accounted for approximately 72%, 76%, and 73%, respectively, of our operating revenue, and certain individual customers accounted for more than 5% of our operating revenue, and one was in excess of 10% of our operating revenue in 2017 and 2016. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms of our contracts. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. If any of our major customers experience financial hardship, the demand for our services could decrease which could negatively affect our operating results. Further, if one or more of our major customers were to seek protection under bankruptcy laws, we might not receive payment for a significant amount of services rendered and, under certain circumstances, might have to return payments made by such customers during the 90 days prior to the bankruptcy filing, which may cause an adverse impact on our profitability and operations. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Certain services we provide customers are subject to longer term written contracts. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including those with longer term contracts, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our customers with longer term contracts, could have a material adverse effect on our business, financial condition and results of operations.

The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in conjunction with the 2013 acquisition of GTI, we entered into a five-year, unsecured credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), in the original amount of $250.0 million, under which we had no outstanding borrowings as of December 31, 2017. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy. Further, if borrowings under our Credit Agreement become unavailable and we need to obtain financing from other sources, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement, or to secure financing at all, which could have adverse consequences on our future operations.

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

Our profitability may be materially adversely impacted if our capital investments do not match customer demand for invested resources or if there is a decline in the availability of funding sources for these investments.

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers.

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

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, or we may have to record impairments of the carrying value of our equipment, any of which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns.  Regulatory requirements, including those related to safety ratings, ELD's and hours-of-service (“HOS”) changes, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that CSA and stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. We believe the required implementation of ELD's in December 2017 has and may further tighten such market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers.  This high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. We also employ driver hiring standards which we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer tractors and face difficulty meeting shipper demands, any of which could adversely affect our profitability and results of operations.

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

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, our fleet could be ranked poorly as compared to peer carriers. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers, limit the pool of available drivers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

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

In December 2015, Congress passed the FAST Act, which directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable. The FMCSA is expected to provide a report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the study. It is unclear if, when, and to what extent such change will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future. If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs and potential loss of customers, which could materially adversely affect our business, financial condition and results of operations.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements could result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards. If the trailer provisions of the Phase 2 Standards are permanently removed, we would expect that the Phase 2 Standards would have a reduced effect on our operations.  In addition, future additional emission regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The new law requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the new law in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate. There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.   If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;

•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•
we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we could lose customers, employees, and drivers of any acquired company;

•	we may experience potential future impairment charges, write-offs, write-downs, or restructuring charges; and

•	we may issue dilutive equity securities, incur indebtedness, and/or incur large one-time expenses.

If we are unable to retain our key employees or find, develop and retain a core group of managers, our business, financial condition, and results of operations could be materially adversely affected.

We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a short-term, negative impact on our operations and profitability. We currently do not have employment agreements with any of our key employees or executive officers. Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to develop and retain a core group of managers could have a materially adverse effect on our business.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs.  In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers.  If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. As a result, our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 44% of our common stock, and their interests may conflict with the interests of our other stockholders. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could allow the Gerdin family to prevent or could discourage or delay a change of control, which other stockholders may favor. Further, our bylaws have been amended to “opt out” of the Nevada control share statute. Accordingly, an acquisition of more than a majority of our common stock by the Gerdin family will not result in certain shares in excess of a majority losing their voting rights and may enhance the Gerdin family's ability to exercise control over decisions affecting us. The interests of the Gerdin family may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate such material weaknesses and to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we have identified material weaknesses as of December 31, 2017 in our internal control over financial reporting due to ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed. As a result of these material weaknesses, our external auditors have issued an adverse opinion indicating that we have not maintained effective internal control over financial reporting as of December 31, 2017. Our management team has taken action to develop a remediation plan for these material weaknesses, but we cannot be certain when the remediation will be completed. If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organizations. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. However, any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we pay to currently exempt employees to maintain their exempt status, may have a materially adverse impact on our financial and operational results.

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

These types of cases have increased since March 2014 when the Ninth Circuit Court of Appeals held that the application of California state wage and hour laws to interstate truck drivers is not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. Federal legislation has been proposed in the past to solidify the preemption of state and local wage and hour laws applied to interstate truck drivers; however, passage of such legislation is uncertain. If such federal legislation is not passed, we may either need to comply with the most restrictive state and local laws across our entire fleet, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

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

The following table provides information regarding our terminal facilities:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Oregon	Yes	Yes	Yes	Leased
Atlanta, Georgia	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Green Bay, Wisconsin	Yes	No	No	Leased
Indianapolis, Indiana (1)	Yes	Yes	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Leased
North Liberty, Iowa (2)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Tacoma, Washington	Yes	Yes	Yes	Leased
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
Wilsonville, Oregon	Yes	Yes	Yes	Leased
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

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol HTLD. The following table sets forth, for the calendar periods indicated, the range of high and low price quotations for our common stock as reported by The NASDAQ Global Select Market and our Company’s dividends declared per common share from January 1, 2016 to December 31, 2017.

Period	High	Low	Dividends Declared Per Common Share
Calendar Year 2017
1st Quarter	$21.30	$19.24	$0.02
2nd Quarter	21.29	18.71	0.02
3rd Quarter	25.22	20.02	0.02
4th Quarter	25.20	20.35	0.02
Calendar Year 2016
1st Quarter	$19.87	$15.36	$0.02
2nd Quarter	19.09	16.55	0.02
3rd Quarter	20.05	17.11	0.02
4th Quarter	22.69	17.06	0.02

On February 16, 2018, the last reported sale price of our common stock on The NASDAQ Global Select Market was $20.54 per share.

The prices reported reflect inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.  As of February 16, 2018, we had 200 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

During the third quarter of 2003, we announced the implementation of a quarterly cash dividend program. We have declared and paid quarterly dividends for the past fifty-eight consecutive quarters.  During 2017 and 2016, we declared quarterly dividends as detailed below.

	2017
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

Stock Repurchase

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2017. There were no shares repurchased in the open market during the year ended December 31, 2017, 0.9 million in 2016, and 3.8 million shares repurchased during 2015. Shares repurchased during 2016 and 2015 were accounted for as treasury stock. We have omitted tabular disclosure of share repurchases given that, during 2017, no repurchases were made and the number of shares authorized for repurchase remained the same at 3.3 million.

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

The following table summarizes, as of December 31, 2017, information about the Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	53,750	—	361,736
Total	53,750	—	361,736

Column (a) represents unvested restricted stock awards outstanding under the Plan as of December 31, 2017. The weighted average stock price on the date of grant for outstanding restricted stock awards was $21.82, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the Plan as of December 31, 2017. We do not have any equity compensation plans that were not approved by stockholders.

The following table summarizes our restricted stock award activity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015.

	2017
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	53.0	$21.53
Granted	27.0	22.98
Vested	(25.3)	22.07
Forfeited	(1.0)	17.11
Outstanding (unvested) at end of year	53.7	$21.82

	2016
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	102.4	$18.36
Granted	74.0	17.27
Vested	(122.2)	16.21
Forfeited	(1.2)	22.21
Outstanding (unvested) at end of year	53.0	$21.53

	2015
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2017 (5)	2016	2015	2014	2013 (3)
Statements of Income Data:
Operating revenue	$607,336	$612,937	$736,345	$871,355	$582,257
Operating expenses:
Salaries, wages, and benefits	236,872	231,980	277,318	278,126	178,736
Rent and purchased transportation	30,002	23,485	34,489	51,950	12,808
Fuel	104,381	91,494	123,714	219,261	172,315
Operations and maintenance	29,609	26,159	34,025	39,052	22,345
Operating taxes and licenses	16,615	15,559	18,095	20,370	10,516
Insurance and claims	18,850	24,449	21,618	17,946	14,888
Communications and utilities	5,781	4,485	6,001	6,494	3,552
Depreciation and amortization (1)	103,690	105,578	110,973	108,566	68,908
Other operating expenses	24,666	13,385	28,572	31,266	19,157
Gain on disposal of property and equipment	(26,674)	(9,205)	(35,040)	(33,544)	(33,270)
	543,792	527,369	619,765	739,487	469,955
Operating income (1)	63,544	85,568	116,580	131,868	112,302
Interest income	1,129	481	210	195	462
Interest expense	(175)	—	(19)	(446)	(208)
Income before income taxes (1)	64,498	86,049	116,771	131,617	112,556
Federal and state income taxes	(10,675)	29,663	43,715	46,783	41,974
Net income (1)	$75,173	$56,386	$73,056	$84,834	$70,582
Weighted average shares outstanding (4)
Basic	83,298	83,297	86,974	87,748	85,209
Diluted	83,336	83,365	87,109	87,923	85,441
Earnings per share (1)
Basic	$0.90	$0.68	$0.84	$0.97	$0.83
Diluted	$0.90	$0.68	$0.84	$0.96	$0.83
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet data:
Net working capital	$95,514	$136,577	$70,276	$81,944	$55,732
Total assets	789,127	738,228	736,030	759,994	724,841
Long-term debt (2)	—	—	—	24,600	75,000
Stockholders' equity	$574,645	$505,826	$469,928	$476,587	$397,653

(1)	Effective July 1, 2013, we changed our estimate of depreciation expense on tractors to the 125% declining balance from the 150% declining balance method.

(2)
During 2013 we entered into an unsecured reducing line of credit agreement. Maximum borrowing capacity as of December 31, 2017 was $175.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $171.3 million under such line of credit.

(3)
We acquired 100% of the outstanding stock of GTI in November 2013. Therefore, our operating results for the year ended December 31, 2013, include the operating results of GTI for only the period of November 11, 2013, to December 31, 2013.

(4)	The difference between basic and diluted weighted average shares outstanding is due to the effect of unvested restricted stock granted under the 2011 Restricted Stock Award Plan.

(5)
We acquired 100% of the outstanding stock of IDC in July 2017. Therefore, our operating results for the year ended December 31, 2017, include the operating results of IDC for only the period of July 6, 2017, to December 31, 2017.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer primarily asset-based dry van service to our customers along with temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset-based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

Recent Developments

In 2017, we generated operating revenues of $607.3 million, including fuel surcharges, net income of $75.2 million, and basic net income per share of $0.90 on basic weighted average outstanding shares of 83.3 million. The 2017 results included a $32.8 million favorable impact to income tax expense and net income due to the enacted tax rate changes related to the federal Tax Cuts and Jobs Act of 2017. This compared to operating revenues of $612.9 million, including fuel surcharges, net income of $56.4 million, and basic net income per share of $0.68 on basic weighted average shares of 83.3 million in 2016. We posted an 89.5% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2017, compared to 86.0% for the same period of 2016, and a 12.4% net margin (which represents net income as a percentage of operating revenues) for 2017, compared to 9.2% in the same period of 2016. The impact of the Tax Act recorded in the fourth quarter of 2017 did not impact the operating ratio as the impact of the tax change were reflected in federal and state income tax expense which is not part of operating expenses. We posted an 88.1% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2017 compared to 84.6% for the same period of 2016. We had total assets of $789.1 million at December 31, 2017. We achieved a return on assets of 9.7% and a return on equity of 13.9% over the year ended December 31, 2017, compared to 7.6% and 11.6% respectively, for 2016.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2017	2016
	(in thousands)

Operating revenue	$607,336	$612,937
Less: Fuel surcharge revenue (non-GAAP)	72,485	58,378
Operating revenue excluding fuel surcharge revenue	534,851	554,559

Operating expenses	543,792	527,369
Less: Fuel surcharge revenue (non-GAAP)	72,485	58,378
Adjusted operating expenses	471,307	468,991

Operating income	$63,544	$85,568
Operating ratio	89.5%	86.0%
Adjusted operating ratio	88.1%	84.6%

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

Our cash flow from operating activities for the twelve months ended December 31, 2017 was $109.5 million or 18.0% of operating revenues, compared to $155.8 million or 25.4% of operating revenues in 2016.  During 2017, we used $132.5 million in net investing cash flows, of which $86.7 million was used to acquired IDC, $36.5 million was used in net purchases of revenue equipment, $13.9 million was designated for claims liabilities acquired from IDC, and $4.8 million was designated for future equipment purchases. We used $30.2 million in financing activities, of which $23.3 million was used to repay debt acquired from IDC and $6.7 million was used to pay dividends to our shareholders during 2017. As a result, our cash and cash equivalents decreased by $53.1 million during the year ended December 31, 2017 to $75.4 million, with no outstanding debt.

The demand for freight services throughout 2016 was generally weak as industry capacity outpaced freight demand for the majority of the year. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. The 2016 trends continued in the first half of 2017. The second half of 2017 saw a favorable improvement, with strong demand and tightening capacity. Demand for freight services continually improved each month throughout the second half of 2017. This trend has continued in the first few months of 2018. Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity which we have experienced in rate negotiations in the second half of 2017 and 2018. In December 2017, federal regulations were implemented to mandate the use of ELD's across our industry. Enforcement of this legislation will be phased in, as states will not begin putting tractors out of service for non-compliance until April 2018. However, carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule after the December

2017 compliance deadline Like most large carriers, we have used ELD's in our entire fleet for several years and have adapted our network and customer base to the utilization constraints. Leading up to this final implementation and following the implementation date into 2018, freight demand has increased as compared to 2016 and early months of 2017 as major shippers have moved to lock in trucking capacity. We expect the industry trend from the second half of 2017 to continue in the first half of 2018, particularly when stricter enforcement of the ELD mandate is expected to occur in April 2018.

Growth History and Capital Allocation

In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987 with the most recent, and second largest, occurring on July 6, 2017, with the acquisition of IDC.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share.

When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. During periods of slower growth, we have deployed available cash toward dividends and stock repurchases. For the periods ended December 31, 2017, our operating cash flows as a percentage of operating revenues five-year average was 21.7%, our three-year average was 23.3%, and most recently for 2017 was 18.0%.

Tractor Strategy and Depreciation

Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, better driver comfort, and enhance dependability. In addition, we seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our tractors for financial reporting purposes predominately using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform through fluctuations in average tractor fleet age. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in earnings due to gains on sale of equipment. At December 31, 2017, our tractor fleet had an average age of 1.8 years and our trailer fleet had an average age of 5.1 years. We expect both of these fleet ages to improve in 2018 based on estimated net capital expenditures in 2018.

Fuel Costs

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2015, 2016, and 2017 were, $2.69, $2.31, and $2.66, respectively. The average price per gallon in 2018, through February 16, 2018, was $3.04. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 and continued to rise in 2017. We cannot predict what fuel prices will be throughout 2018. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.  At December 31, 2017, approximately 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.0%	37.8%	37.7%
Rent and purchased transportation	4.9	3.8	4.7
Fuel	17.2	14.9	16.8
Operations and maintenance	4.9	4.3	4.6
Operating taxes and licenses	2.7	2.5	2.5
Insurance and claims	3.1	4.0	2.9
Communications and utilities	1.0	0.7	0.8
Depreciation and amortization	17.1	17.2	15.1
Other operating expenses	4.1	2.2	3.9
Gain on disposal of property and equipment	(4.4)	(1.5)	(4.8)
	89.5%	86.0%	84.2%
Operating income	10.5%	14.0%	15.8%
Interest income	0.2%	0.1%	0.0%
Interest expense	0.0%	0.0%	0.0%
Income before income taxes	10.6%	14.0%	15.8%
Income taxes	(1.8)	4.8	5.9
Net income	12.4%	9.2%	9.9%

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Operating revenue decreased $5.6 million (0.9%), to $607.3 million for the year ended December 31, 2017 from $612.9 million for the year ended December 31, 2016.  The decrease in revenue was the net result of a decrease in trucking and other revenues of $19.7 million and an increase in fuel surcharge revenue of $14.1 million. IDC contributed approximately 33% of the operating revenues during the period July 6, 2017 to September 30, 2017 prior to being merged into Heartland Express, Inc. of Iowa on October 1, 2017. Non-asset based brokerage services revenue, included in trucking revenues, was 1.4% and 2.5% of gross revenues for 2017 and 2016 respectively.  We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations created initial growth to our operating fleet during the third and fourth quarter. The increase in revenues from IDC was more than offset by fewer miles driven by our legacy drivers due to attrition as well as the decision to discontinue non-asset based revenue in January 2017. We expect there to be a favorable balance between demand and capacity during the majority of 2018. We also expect driver attrition to be a challenge during 2018 given the driver demographics in our industry and will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation.

Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and other services decrease was the result of a 1.4% decrease in loaded miles slightly offset by an increase in the rate per loaded mile, as well as a 43.7% reduction in non-asset based brokerage services revenue as compared to 2016.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of an increase in average DOE diesel fuel prices of 15.0% during 2017 compared to 2016, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits increased $4.9 million (2.1%), to $236.9 million for the year ended December 31, 2017 from $232.0 million in the 2016 period.  Salaries, wages, and benefits increased primarily due to the addition of IDC driver and non-driver employees and related benefit costs. Further to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, the Company implemented a driver wage increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation increased $6.5 million (27.7%), to $30.0 million for the year ended December 31, 2017 from $23.5 million in the comparable period of 2016.  The net increase was attributable to an increase in amounts paid for operating leases of revenue equipment and leased property expense of $7.5 million, an increase in amounts paid to independent contractors of $4.1 million, offset by a decrease in amounts paid to third party carriers on brokered loads of $5.1 million. The increases in operating leases of revenue equipment, and leased terminal property expense and amounts paid to independent contractors were due to acquired leased revenue equipment and additional terminal properties under lease agreements associated with the IDC acquisition. The decrease in amounts paid to third party broker expense was due to discontinuing the non-asset based brokerage services during January 2017 as compared to 2016 offset by increases of similar services acquired through the IDC acquisition in 2017. During the year ended December 31, 2017, independent contractors accounted for 3.3% of the total fleet miles compared to 2.3% for the same period of 2016. In connection with the discontinued non-asset based brokerage services acquired from IDC in 2017, amounts paid to third party carriers on brokered loads is expected to be negligible in 2018.  We expect our rent expense related to revenue equipment will be reduced in 2018 resulting from executed and expected lease terminations.

Fuel increased $12.9 million (14.1%), to $104.4 million for the year ended December 31, 2017 from $91.5 million for the same period of 2016. The increase was primarily the result of a 15.0% increase in the average diesel price per gallon as reported by the DOE. In addition, offsetting reductions were due to fewer miles driven and increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies.

Depreciation and amortization decreased $1.9 million (1.8%), to $103.7 million during the year ended December 31, 2017 from $105.6 million in the same period of 2016.  The net decrease is mainly attributable to a decrease in the amount of tractor depreciation expense partially offset by increased intangible amortization expense related to the IDC acquisition. Tractor depreciation decreased $3.6 million due to an 2% decrease in the average depreciation expense per unit during the year ended December 31, 2017, compared to the same period of 2016. Compared to 2016, intangible amortization expense increased $0.9 million and trailer and other equipment depreciation increased $0.8 million due mainly to the IDC acquisition and a 4.5% increase in the number of trailers depreciated during the year ended December 31, 2017.

Operating and maintenance expense increased $3.4 million (13.2%), to $29.6 million during the year ended December 31, 2017, from $26.2 million in the same period of 2016. Operating and maintenance costs increased mainly due to the significant increase in maintenance activity to prepare revenue equipment for sale during 2017 as there was more than three times the amount of trailers and tractors sold during 2017 as compared to 2016.

Operating taxes and licenses expense increased $1.0 million (6.7%), to $16.6 million during the year ended December 31, 2017 from $15.6 million in 2016, due to an increase in the number of revenue equipment units (tractors and trailers) licensed.

Insurance and claims expense decreased $5.5 million (22.5%), to $18.9 million during the year ended December 31, 2017 from $24.4 million in 2016, due to decreased severity and frequency of claims in 2017.

Other operating expenses increased $11.3 million (84.3%), to $24.7 million, during the year ended December 31, 2017 from $13.4 million in 2016, due mainly to the favorable impact of a $12.2 million reduction of the potential earn-out liability related to the GTI acquisition recorded in 2016, due to our assessment at that time of the likelihood of required future payments, which are based on consolidated operating income. No payments or adjustments were recorded in 2017 related to the GTI earn-out liability.

Gains on the disposal of property and equipment increased $17.5 million (189.8%), to $26.7 million during the year ended December 31, 2017, from $9.2 million in the same period of 2016.  The increase was mainly the combined effect of an increase of $11.9 million in gains on trailer equipment sales, $5.6 million increase in gains on sales of tractor equipment and other property. The increase in gains on trailer sales was due to selling nearly 3,000 more trailers during 2017 as compared to 2016. The increase in gains on sales of tractor equipment was due to selling approximately 1,100 more tractors during 2017 as compared to 2016. We currently anticipate tractor and trailer equipment sale activity to be comparable to 2017 during 2018 as we expect to continue to refresh our operating fleet following the acquisition of IDC with total gains estimated to be in the range of $20 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales but note that the used equipment market can be volatile and could impact these expectations.

Our effective tax rate was (16.6)% and 34.5% for years ended December 31, 2017 and 2016, respectively.  The decrease in the effective tax rate for 2017 is primarily attributable to a revaluation of previously recorded deferred tax liabilities based on a lower expected tax rate when the deferred tax liabilities are expected to reverse as a result of the Tax Act. There was a $32.8 million ($0.39 earnings per share) favorable impact to income tax expense during 2017 due to the enacted tax rate changes related to the federal Tax Act.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2017 was cash flow generated from operating activities. During 2017, we were able to fund the acquisition of IDC and revenue equipment purchases with cash on hand and cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the Credit Agreement. At December 31, 2017, we had $75.4 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement.

Operating cash flow for 2017 was $109.5 million compared to $155.8 million for 2016.  This was primarily a result of a $23.2 million decrease due to lower net income, net of non-working capital items, and decreases of working capital items of $22.9 million. Cash flows from operating activities during 2016 were $155.8 million compared to $190.5 million during the same period of 2015.  This was primarily a result of approximately $17 million lower gain on disposal of property and equipment, reflecting a reduction in total units sold and lower sales prices for used equipment. In addition, there were approximately $16 million less cash provided by changes in accrued payables and accrued income taxes which negatively impacted cash flows. Cash flow from operating activities was 18.0% of operating revenues for the year ended December 31, 2017, compared to 25.4% and 25.9%, respectively, for the same periods of 2016 and 2015.

Cash flows used in investing activities was $132.5 million during 2017, representing an increase in cash used of $93.3 million compared to cash flows used in investing activities of $39.2 million during 2016.  The increase in cash used in investing activities was mainly the result of $86.7 million to acquire IDC (net of cash acquired) and related $13.9 million designated funds for claims acquired as part of the acquisition as well as an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $7.7 million. Cash flows used in investing activities was $39.2 million during 2016, a decrease in cash used of $28.0 million compared to cash flows used in investing activities of $67.2 million during 2015.  The decrease in cash used in investing activities was mainly the result of a decrease in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $39.7 million and partially offset by an increase of $9.3 million in designated funds for equipment purchases. We currently anticipate net capital expenditures to be approximately $95 million to $105 million for 2018, most of which relates to tractor and trailer purchases and terminal development projects throughout 2018.

Cash flows used in financing activities increased $8.8 million in 2017 compared to 2016. During 2017, we had repayments of $23.3 million for debt acquired as part of the IDC acquisition offset by $14.7 million fewer repurchases of our common stock compared to 2016. We had no debt repayments during 2016. In addition, we declared and paid $6.7 million of dividends to our shareholders in 2017 and 2016 and $6.9 million in 2015. Cash flows used in financing activities decreased $86.0 million in 2016 compared to 2015. During 2016, we repurchased $59.3 million less of our common stock as compared to 2015. We had no debt repayments in 2016 as compared to $24.6 million net repayments of debt during 2015 on the Credit Agreement.

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2017 and the program has no expiration date. There were no shares repurchased in the open market during the year ended December 31, 2017, 0.9 million shares in 2016, and 3.8 million shares during 2015. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $21.9 million in 2017, compared with $35.5 million during 2016, and $24.7 million paid in 2015.  The decrease in 2017 compared to 2016 is primarily due to reduced taxable income and additional tax depreciation expense resulting from the acquisition of IDC. The increase in 2016 compared to 2015 was mainly due to a decrease in refunds received of $15.2 million in 2016 as compared to 2015, partially offset by lower taxable income in 2016. We expect our income tax payments in 2018 to be further reduced due to the income tax rate changes as well as changes in allowed accelerated tax deductions for equipment purchases enacted by the Tax Act.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at December 31, 2017. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly, including, but not limited to, (i) a maximum adjusted leverage ratio of 2.0 to 1.0, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2017.

Off-Balance Sheet Transactions

The Company’s liquidity and financial condition is not materially affected by off-balance sheet transactions. As of December 31, 2017, all remaining lease obligations relate to revenue equipment acquired from IDC and terminal facilities. Operating lease expense during 2017 was $11.9 million compared to $3.2 million in 2016. The future operating lease obligations are detailed in the Contractual Obligations and Commercial Commitments table below.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2017.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$89.0	$89.0	$—	$—	$—
Operating lease obligations (3)	44.4	13.0	15.5	10.1	5.8
Obligations for unrecognized tax benefits (2)	8.1	—	—	—	8.1
	$140.1	$100.6	$15.5	$10.1	$13.9

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties.  We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

(3)	Operating lease obligations relate to terminal leases and revenue equipment leases which resulted from the acquisitions of GTI and IDC.

At December 31, 2017, we had a total of $5.8 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $4.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2017.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $2.3 million at December 31, 2017, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2017
(in thousands)
Gross unrecognized tax benefits	$5,839
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	2,307
Obligations for unrecognized tax benefits	$8,146

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $2.2 million to $3.2 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2014 and forward. Tax years 2007 and forward may be subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2017, we did not have any capital lease obligations.

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

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2017, 2016, and 2015.

Goodwill and other intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2017, the Company’s assessment of qualitative factors confirmed our conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2017, 2016, and 2015.

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

Income taxes

Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. On December 22, 2017, the US Congress enacted the Tax Act, which made significant changes to US federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under US GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Act resulted in the recognition of a deferred tax benefit of $32.8 million at December 31, 2017. A valuation allowance is required to be established for the amount of deferred income tax assets that are determined not to be realizable. We have not recorded a valuation allowance against deferred tax assets as it is management's opinion that it is more likely than not we will be able to utilize the remaining deferred tax assets based on our history of profitability and taxable income.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2017. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2017, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2017 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $6.3 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2018, a 10% increase in the price of tires would increase our tire purchase expense by $1.5 million, resulting in a corresponding decrease in income before income taxes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of KPMG LLP, our independent registered public accounting firm, our consolidated financial statements, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2017.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our evaluation of the internal controls of the Company, we noted the following deficiencies that we consider to be material weaknesses:

•
Ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and

•
Ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed.

The material weaknesses resulted in a material misstatement of intangible liabilities and goodwill related to the acquisition of IDC that were corrected prior to the issuance of the consolidated financial statements. The material weaknesses did not result in any restatements of consolidated financial statements previously issued by the Company.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report, which contains an adverse opinion on the effectiveness of our internal control over financial reporting, is included beginning on page F-2 in this Form 10-K.

Changes in Internal Control Over Financial Reporting – Other than the identification of the material weaknesses described above and the impact on the Company's internal control over financial reporting related to the acquisition of IDC as described below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Following the completion of our acquisition and subsequent statutory merger of IDC on October 1, 2017, we implemented changes to our internal control over financial reporting that included the consolidation of IDC, as well as acquisition-related accounting and disclosures. Changes arising from our merger with IDC represented a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2016.

In light of the material weaknesses identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and accurately reflect its financial position and results of operations and cash flows as of and for the year ended December 31, 2017.

Remediation Plan - In response to the above noted items, we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate the material weaknesses.

We will enhance the communication of our internal testing approach, including related procedures and assessment of changes, documentation, and possible expansion of human resources or usage of external resources, for select controls. We will implement controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls and to improve user access and segregation of duties in relation to general controls over technology.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 10, 2018 (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 of Part III is incorporated herein by reference to our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Corporate Governance and the Board of Directors,” and “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference to Item 5 of Part II of this Annual Report and the Proxy Statement under the heading “Security Ownership of Principal Stockholders, Management and Others.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference to the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference to the Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2017, 2016, and 2015	S 1

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

2.2
Stock Purchase Agreement, dated July 6, 2017, by and among Saltchuk Resources, Inc., Interstate Distributor Co., Heartland Express, Inc. of Iowa, and Heartland Express, Inc., in its capacity as guarantor. Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.)

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
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

HEARTLAND EXPRESS, INC.

Date:	March 1, 2018	By: /s/ Michael J. Gerdin
Michael J. Gerdin
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance, Treasurer, Secretary,
and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, Secretary and Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2018
Christopher A. Strain

/s/ Benjamin J. Allen	Director	March 1, 2018
Benjamin J. Allen

/s/ James G. Pratt	Director	March 1, 2018
James G. Pratt

/s/ Tahira K. Hira	Director	March 1, 2018
Tahira K. Hira

/s/ Larry J. Gordon	Director	March 1, 2018
Larry J. Gordon

/s/ Brenda S. Neville	Director	March 1, 2018
Brenda S. Neville

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.

Des Moines, Iowa
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Heartland Express, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and

•
Ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Des Moines, Iowa
March 1, 2018

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$75,378	$128,507
Trade receivables, net	64,293	46,844
Prepaid tires	10,989	8,181
Other current assets	13,782	13,841
Income tax receivable	6,393	4,738
Total current assets	170,835	202,111
PROPERTY AND EQUIPMENT
Land and land improvements	40,283	39,356
Buildings	48,657	48,371
Leasehold improvements	2,208	1,703
Furniture and fixtures	3,437	2,096
Shop and service equipment	12,202	11,009
Revenue equipment	555,980	556,464
Construction in progress	3,996	54
	666,763	659,053
Less accumulated depreciation	223,901	251,405
Property and equipment, net	442,862	407,648
GOODWILL	132,410	100,212
OTHER INTANGIBLES, NET	17,022	12,090
DEFERRED INCOME TAXES, NET	1,737	3,785
OTHER ASSETS	24,261	12,382
	$789,127	$738,228
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,366	$12,355
Compensation and benefits	26,752	23,320
Insurance accruals	21,368	19,132
Other accruals	12,835	10,727
Total current liabilities	75,321	65,534
LONG-TERM LIABILITIES
Income taxes payable	8,147	11,954
Deferred income taxes, net	65,488	94,657
Insurance accruals less current portion	65,526	60,257
Total long-term liabilities	139,161	166,868
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2017 and 2016; outstanding 83,303 and 83,287 in 2017 and 2016, respectively	907	907
Additional paid-in capital	3,518	3,433
Retained earnings	694,174	625,668
Treasury stock, at cost; 7,386 and 7,402 shares in 2017 and 2016, respectively	(123,954)	(124,182)
	574,645	505,826
	$789,127	$738,228

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2017	2016	2015

OPERATING REVENUE	$607,336	$612,937	$736,345

OPERATING EXPENSES
Salaries, wages and benefits	236,872	231,980	277,318
Rent and purchased transportation	30,002	23,485	34,489
Fuel	104,381	91,494	123,714
Operations and maintenance	29,609	26,159	34,025
Operating taxes and licenses	16,615	15,559	18,095
Insurance and claims	18,850	24,449	21,618
Communications and utilities	5,781	4,485	6,001
Depreciation and amortization	103,690	105,578	110,973
Other operating expenses	24,666	13,385	28,572
Gain on disposal of property and equipment	(26,674)	(9,205)	(35,040)
	543,792	527,369	619,765

Operating income	63,544	85,568	116,580

Interest income	1,129	481	210

Interest expense	(175)	—	(19)

Income before income taxes	64,498	86,049	116,771

Federal and state income tax (benefit) expense	(10,675)	29,663	43,715

Net income	$75,173	$56,386	$73,056
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$75,173	$56,386	$73,056

Net income per share
Basic	$0.90	$0.68	$0.84
Diluted	$0.90	$0.68	$0.84

Weighted average shares outstanding
Basic	83,298	83,297	86,974
Diluted	83,336	83,365	87,109

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2015	$907	$4,058	$509,834	$(38,212)	$476,587
Net income	—	—	73,056	—	73,056
Dividends on common stock, $0.08 per share	—	—	(6,942)	—	(6,942)
Repurchases of common stock	—	—	—	(74,024)	(74,024)
Stock-based compensation, net of tax	—	68	—	1,183	1,251
Balance, December 31, 2015	907	4,126	575,948	(111,053)	469,928
Net income	—	—	56,386	—	56,386
Dividends on common stock, $0.08 per share	—	—	(6,666)	—	(6,666)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation, net of tax	—	(693)	—	1,549	856
Balance, December 31, 2016	907	3,433	625,668	(124,182)	505,826
Net income	—	—	75,173	—	75,173
Dividends on common stock, $0.08 per share	—	—	(6,667)	—	(6,667)
Stock-based compensation, net of tax	—	85	—	228	313
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2017	2016	2015
Net income	$75,173	$56,386	$73,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,905	105,580	111,848
Deferred income taxes	(27,121)	(4,584)	8,618
Stock-based compensation expense	511	—	—
Amortization of stock-based compensation, net of tax	—	856	1,251
Gain on disposal of property and equipment	(26,674)	(9,205)	(35,040)
Changes in certain working capital items (net of acquisition):
Trade receivables	15,239	14,165	16,025
Prepaid expenses and other current assets	860	5,017	4,301
Accounts payable, accrued liabilities, and accrued expenses	(26,893)	(11,063)	202
Accrued income taxes	(5,462)	(1,371)	10,211
Net cash provided by operating activities	109,538	155,781	190,472
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	147,578	57,280	148,792
Purchases of property and equipment, net of trades	(184,114)	(86,088)	(217,253)
Change in designated funds for equipment purchases	4,843	(9,335)	—
Acquisition of business, net of cash acquired	(86,728)	—	—
Change in designated funds for claims liabilities	(13,899)	—	—
Change in other assets	(179)	(1,019)	1,248
Net cash used in investing activities	(132,499)	(39,162)	(67,213)
FINANCING ACTIVITIES
Cash dividends paid	(6,667)	(6,666)	(6,942)
Shares withheld for employee taxes related to stock-based compensation	(198)	—	—
Repayments on acquired debt and line of credit	(23,303)	—	(24,600)
Payment of contingent consideration related to acquisition	—	—	(1,764)
Repurchases of common stock	—	(14,678)	(74,024)
Net cash used in financing activities	(30,168)	(21,344)	(107,330)
Net increase (decrease) in cash and cash equivalents	(53,129)	95,275	15,929
CASH AND CASH EQUIVALENTS
Beginning of period	128,507	33,232	17,303
End of period	$75,378	$128,507	$33,232
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$153	$—	$40
Cash paid during the period for income taxes, net of refunds	$21,909	$35,537	$24,701
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$3,387	$63	$1,217
Sold revenue equipment in other current assets	$869	$160	$—
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI"), which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016. On July 6th, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and non-asset based brokerage services, neither of which are significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset-based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2017 and 2016, restricted and designated cash and investments totaled $30.7 million and $21.7 million, respectively. At December 31, 2017, $7.9 million was included in other current assets and $22.8 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2016 $9.3 million was included in other non-current assets and $12.4 million was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.4 million and $1.4 million at December 31, 2017 and 2016, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables and Allowance for Doubtful Accounts

Revenue is recognized when freight is delivered.  Credit terms for customer accounts are typically on a net 30 day basis.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.5 million and $1.5 million at December 31, 2017 and 2016, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.2 million and $0.0 million for the years ended December 31, 2017 and 2016, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2017, 2016, and 2015.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $2.0 million, $2.1 million, and $3.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2017, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2017, 2016, and 2015.

Other Intangibles, Net

Other intangibles, net consists primarily of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no impairment charge was required for the years ended December 31, 2017, 2016, and 2015. See Note 4 for additional information regarding intangible assets.

Contingent Consideration

During the contingent consideration periods related to the acquisition of GTI which ended December, 31, 2017, we estimated and recorded the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. During each reporting period, we estimated changes in the fair value of contingent consideration, and any change in fair value was recognized in the consolidated statements of comprehensive income. An increase in the earn-out expected to be paid in connection with an acquisition resulted in a charge to operations in the year that the anticipated fair value of contingent consideration increased, while a decrease in the earn-out expected to be paid resulted in a credit to operations in the year that the anticipated fair value of contingent consideration decreased. The estimates of the fair value of contingent consideration required assumptions to be made in regards to future operating results, discount rates, and probabilities assigned to various potential operating result scenarios which are now known as of December 31, 2017.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $7.0 million and $5.5 million are included in other accruals in the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

Revenue and Expense Recognition

Revenue is generally recognized when freight is delivered. Revenue is estimated for multiple-stop loads based on the number of miles run prior to the end of the accounting period. Revenue associated with loads delivered but not billed as of the end of an accounting period is estimated as part of revenue for that period. Fuel surcharge revenue charged to customers and freight brokerage services on freight brokered to third party carriers are earned consistent with the timing of freight revenues and included in operating revenue in the consolidated statements of comprehensive income. Fuel surcharge revenues were $72.5 million, $58.4 million, and $91.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in operating revenue in the consolidated statement of comprehensive income. Revenue associated with freight brokerage services are recognized on a gross basis and as freight is delivered, as the Company is the primary obligor, although revenues are not material to the Company's consolidated operations and these services were ended prior to December 31, 2017. Driver wages and other direct operating expenses are recognized when freight is delivered and are estimated for multiple-stop loads at the end of an accounting period.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $8.8 million related to all awards granted under the program is being amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2021.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2017, 2016, and 2015, we granted restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2017, 2016, and 2015 is as follows (in thousands, except per share data):

	2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$75,173	83,298	$0.90
Effect of restricted stock	—	38
Diluted EPS	$75,173	83,336	$0.90

	2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,386	83,297	$0.68
Effect of restricted stock	—	68
Diluted EPS	$56,386	83,365	$0.68

	2015
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$73,056	86,974	$0.84
Effect of restricted stock	—	135
Diluted EPS	$73,056	87,109	$0.84

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2017 and 2016. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

On December 22, 2017, the US Congress enacted the Tax Act, which made significant changes to US federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under US GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Act resulted in the recognition of a deferred tax benefit of $32.8 million at December 31, 2017.

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

New Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the impacts on a provisional basis in the financial statements as of December 31, 2017.  The provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for many states at this time.  Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements but we have not yet identified our adoption date.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our assessment and current levels of restricted cash following the acquisition of IDC, we intend to include and explain the change in restricted cash upon adoption of the standard for periods after January 1, 2018.

Further ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update are effective for fiscal years beginning after December 15, 2017. Based on our assessment, we believe the impact of adoption of the standard will not have a material impact on our consolidated cash flows and intend to adopt this standard as of January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update was effective for the Company beginning January 1, 2017 and was adopted accordingly, including forfeitures being recorded as incurred, during the quarter ended March 31, 2017 and for future periods. The adoption did not have a material impact on our financial statements and prior periods presented have not been adjusted.

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

In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We continue to assess the materiality of the expected adoption of this guidance to our operations. The magnitude of our operating leases increased on July 6th, 2017, when we acquired 100% of the outstanding stock of IDC, but has declined as we terminated certain leases. We expect to complete an updated assessment and select a transition method by January 1, 2019, our expected date of transition.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We have been closely monitoring FASB activity related to the new standard and are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures. We have performed an analysis of our revenue transactions across our operations before and after the acquisition of IDC on July 6, 2017, and based on that assessment we believe that our adoption will not have a material impact on our operating revenue or operating income as a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We have selected and intend to implement the cumulative-effect transition method at January 1, 2018, our date of transition.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 38%, 40%, and 36% of operating revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Our five largest customers accounted for approximately 32% and 41% of gross accounts receivable as of December 31, 2017 and 2016, respectively.

There was one customer that accounted for more than 10% of operating revenues for the year ended December 31, 2017 at 12.6%. This customer had accounts receivable of $7.5 million as of December 31, 2017. One customer accounted for more than 10% of operating revenues at 12.3% for the same period ended 2016, and no customer accounted for more than 10% of operating revenues in 2015.

Note 3. Acquisition of Interstate Distributor Co.

On July 6, 2017, Heartland Express Inc., of Iowa, (the "Buyer"), a wholly owned subsidiary of the "Company”, acquired IDC, a Washington corporation, for $93.0 million payable in cash, net of approximately $6.3 million of cash acquired. We believe the acquisition of IDC allowed us to grow our base of drivers and enhance our supporting staff of employees, expand and diversify our customer base, and improve our operating network of terminal facilities. In accordance with Internal Revenue Code Section 1361(b)(3)(C)(ii)(I) and (II), the transaction was treated for tax purposes as a sale of the assets of IDC by the seller to the Buyer, immediately followed by the Buyer’s contribution of such assets to IDC under Internal Revenue Code Section 351. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. IDC was subsequently merged into the Buyer effective October 1, 2017.

Acquisition related expenses of $0.9 million are included in the consolidated statement of comprehensive income for the year ended December 31, 2017, respectively.

The following unaudited pro forma financial information for the years ended December 31, 2016 and December 31, 2017, assume that the acquisition of IDC occurred as of January 1, 2016. Pro forma adjustments reflected in the financial information below relate to accounting policy changes such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align IDC results with those of the Company and income tax effects for the periods presented. The net effect of these pro forma adjustments increased net income by $3.9 million and $5.7 million for the periods ended December 31, 2016 and December 31, 2017, respectively.

	Year ended	Year ended
	December 31, 2016	December 31, 2017
	(in thousands)
Operating revenue	$938,007	$756,498
Net income	$54,222	$72,752

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the table below, only general representations and warranty items as defined in the stock purchase agreement are subject to further negotiations. The goodwill recognized represents expected synergies from combining the operations of the Company with IDC, as well as other intangible assets that did not meet the criteria for separate recognition. All goodwill recognized in the transaction is deductible for tax purposes over 15 years.

The assets and liabilities associated with IDC were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Cash and cash equivalents	$6,316
Trade and other accounts receivable	35,131
Other current assets	2,426
Property and equipment	71,964
Other non-current assets	1,244
Intangible assets	7,800
Goodwill	32,198
Total assets	157,079
Accounts payable, accrued expenses, and current portion of long-term debt	(35,209)
Insurance accruals	(10,826)
Long-term debt	(17,404)
Other accruals	(596)
Total consideration transferred	$93,044

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$93,044
Cash acquired included in historical book value of IDC assets and liabilities	(6,316)
Net cash paid	$86,728

Note 4. Intangible Assets and Goodwill

The following tables summarize the intangible assets subject to amortization for the years ended December 31, 2017 and December 31, 2016.

	2017
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$1,645	$11,955
Tradename	0.5-6	8,100	5,769	2,331
Covenants not to compete	1-10	4,200	1,464	2,736
		$25,900	$8,878	$17,022

	2016
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$7,600	$1,187	$6,413
Tradename	6	7,400	3,854	3,546
Covenants not to compete	10	3,100	969	2,131
		$18,100	$6,010	$12,090

Amortization expense for the twelve months ended December 31, 2017 and 2016 was $2.9 million and $1.9 million, respectively, and was included in depreciation and amortization in the consolidated statements of comprehensive income. Future amortization expense for intangible assets is estimated at $2.5 million for 2018, $2.2 million for 2019, $1.2 million for 2020, and $1.2 million for 2021, and $1.1 million for 2022.

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2016	$100,212
Acquisition	32,198
Balance at December 31, 2017	$132,410

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since no amounts were borrowed and outstanding at December 31, 2017. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at December 31, 2017.

We had no long term debt outstanding at December 31, 2017 or 2016. Debt acquired during the acquisition of IDC on July 6, 2017 was repaid prior to September 30, 2017. Outstanding letters of credit associated with the revolving line of credit at December 31, 2017 were $3.7 million compared to $5.5 million at December 31, 2016. As of December 31, 2017, availability for future borrowing under the Credit Agreement was $171.3 million compared to $169.5 million at December 31, 2016.

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

We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2017 and December 31, 2016 total deposits in this account were $1.4 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.  The State of Washington required us to deposit funds into a trust as part of the self insurance program. As of December 31, 2017 and 2016, $0.0 million and $0.6 million, respectively, of deposits were recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $6.8 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2017 or 2016.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2017 and 2016.

Note 7.  Income Taxes

On December 22, 2017, the US Congress enacted the Tax Act, which made significant changes to US federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under US GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Reform Legislation resulted in the recognition of a deferred tax benefit of $32.8 million at December 31, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the impacts on a provisional basis in the financial statements as of December 31, 2017.  The provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for many states at this time.  Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

Deferred tax assets and liabilities as of December 31 are as follows:

	2017	2016
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$515	$559
Accrued expenses	6,550	9,275
Stock-based compensation	156	254
Insurance accruals	18,225	29,190
State net operating loss carryforward	237	451
Indirect tax benefits of unrecognized tax benefits	1,278	3,334
Other	—	2
Total gross deferred tax assets	26,961	43,065
Less valuation allowance	—	—
Net deferred tax assets	26,961	43,065
Deferred income tax liabilities:
Property and equipment	(81,322)	(122,367)
Goodwill	(7,984)	(9,857)
Prepaid expenses	(1,406)	(1,713)
	(90,712)	(133,937)
Net deferred tax liability	$(63,751)	$(90,872)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2017 and 2016 as follows:

	2017	2016
	(in thousands)
Noncurrent assets, net	$1,737	$3,785
Long-term liabilities, net	(65,488)	(94,657)
	$(63,751)	$(90,872)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2017 and 2016.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2017	2016	2015
	(in thousands)
Current income taxes:
Federal	$17,997	$34,664	$33,364
State	(1,495)	454	2,703
	16,502	35,118	36,067
Deferred income taxes:
Federal	(28,020)	(5,291)	5,170
State	843	(164)	2,478
	(27,177)	(5,455)	7,648
Total	$(10,675)	$29,663	$43,715

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2017	2016	2015
	(in thousands)
Federal tax at statutory rate (35%)	$22,574	$30,117	$40,870
State taxes, net of federal benefit	178	1,135	4,022
Non-taxable interest income	(7)	(7)	(6)
Uncertain income tax penalties and interest, net	(1,208)	(1,473)	(1,006)
Enacted federal tax rate change	(32,789)	—	—
Other	577	(109)	(165)
	$(10,675)	$29,663	$43,715

At December 31, 2017 and December 31, 2016, we had a total of $5.8 million and $8.8 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $4.8 million and $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2017 and December 31, 2016, respectively.  Unrecognized tax benefits were a net decrease of $2.9 million and $2.8 million during the years ended December 31, 2017 and 2016, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $2.3 million and $3.2 million at December 31, 2017 and December 31, 2016, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2017, 2016 and 2015 was a benefit of approximately $0.9 million, $1.5 million, and $1.0 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2017, 2016 and 2015 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(in thousands)
Balance at January 1,	$8,751	$11,569
Additions based on tax positions related to current year	135	592
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(331)	(108)
Reductions due to lapse of applicable statute of limitations	(2,699)	(3,302)
Settlements	(17)	—
Balance at December 31,	$5,839	$8,751

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is a decrease of approximately $2.2 million to a decrease of $3.2 million during the next twelve months, mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2014 and forward. Tax years 2007 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 8.  Operating Leases

We have operating leases for certain revenue equipment during the periods presented related to the GTI and IDC acquisitions. A portion of these leases in 2016 and 2015 were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases, including lease termination payments made at the end of 2017, was $8.0 million, $1.0 million, and $3.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The rent expense for these leases included related-party rental expense totaling $1.0 million, and $3.0 million for the years ended December 31, 2016 and 2015. A portion of the leases acquired from IDC were terminated during 2017 and the leases acquired from GTI were terminated in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members, and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expense for terminal facilities were $3.9 million, $2.2 million, and $3.9 million, (including related-party rental expense totaling $1.6 million, $1.9 million, and $3.6 million), for the years ended December 31, 2017, 2016, and 2015, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between 2018 and 2020. A portion of these leases contain purchase options and options to renew, except the Pacific, Washington location. We have renewal options and a right of first refusal on the sale of the Pacific, Washington location property. We exercised our purchase option on the Pontoon Beach, Illinois; Rancho Cucamonga, California; Boise, Idaho; and Medford, Oregon terminals and completed these transactions during 2015. In 2015, we paid $21.6 million to various limited liability companies, whose members include one of our board members, as a result of these transactions. We are responsible for all taxes, insurance, and utilities related to the terminal leases.

As of December 31, 2017, we did not have any capital lease obligations. Future minimum lease payments related to the operating leases described above, as of December 31, 2017, are as follows:

	Amounts (in thousands)
	Related Party	Non-Related Party	Total
2018	$1,451	$11,590	13,041
2019	—	9,227	9,227
2020	—	6,268	6,268
2021	—	5,699	5,699
Thereafter	—	10,167	10,167
Total	$1,451	$42,951	$44,402

See Note 12 for additional information regarding related party transactions.

Note 9. Equity

We have a stock repurchase program with 3.3 million shares remaining authorized for repurchase as of December 31, 2017. There were no shares repurchased in the open market during the year ended December 31, 2017, 0.9 million in 2016, and 3.8 million shares were repurchased during 2015. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2017, 2016 and 2015 our Board of Directors declared regular quarterly dividends totaling $6.7 million, $6.7 million, and $6.9 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2017 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, ranged between $17.06 and $18.78 on the various grant dates during 2016, and ranged between $20.53 and $23.37 on the various grant dates during 2017. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.5 million, $1.3 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Unrecognized compensation expense was $0.6 million at December 31, 2017 which will be recognized over a weighted average period of 1.2 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2017, 2016 and 2015. The vesting dates for the awards vested in 2017 occurred relatively evenly throughout the first half of the year ended December 31, 2017. The fair value of awards vested during 2017, 2016 and 2015 was $0.6 million, $2.0 million and $1.6 million, respectively.

	2017
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	53.0	$21.53
Granted	27.0	22.98
Vested	(25.3)	22.07
Forfeited	(1.0)	17.11
Outstanding (unvested) at end of year	53.7	$21.82

	2016
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	102.4	$18.36
Granted	74.0	17.27
Vested	(122.2)	16.21
Forfeited	(1.2)	22.21
Outstanding (unvested) at end of year	53.0	$21.53

	2015
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183.1	$16.78
Granted	17.9	20.92
Vested	(98.6)	16.49
Forfeited	—	—
Outstanding (unvested) at end of year	102.4	$18.36

Note 11.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Also, we acquired Retirement Saving Plans providing for discretionary matching contributions to driver and non-driver employees in our acquisition of GTI ("GTI Plan") and IDC ("IDC Plan").  The GTI Plan was merged into the Heartland Plan on July 1, 2016 and the IDC Plan was merged into the

Heartland Plan on October 1, 2017. Our profit sharing contributions the Retirement Savings Plans totaled approximately $1.8 million, $1.7 million, and $2.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12. Related Party Transactions

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

We have purchased tractors from the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed this commercial tractor dealership $0.1 million and $0.1 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2017 and 2016, for parts and service delivered but not paid for prior to December 31, 2017 and 2016, respectively.

The related payments (receipts) with related parties for the years ended December 31, 2017, 2016, and 2015 were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Payments for tractor purchases	$—	$4,300	$58,599
Receipts for tractor sales	—	—	(38,064)
Receipts for trailer sales	(12)	(108)	(28)
Revenue equipment lease payments	—	813	3,223
Payments for parts and services	650	1,300	4,346
Terminal lease payments	1,625	1,849	3,408
Terminal purchase option payments	—	—	21,555
	$2,263	$8,154	$53,039

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

As part of a previous acquisition in 2013, we entered into an agreement with certain stockholders of the selling company ("Sellers"), which contained contingent consideration provisions. The contingent consideration included various earn-out targets tied to certain operational metrics of the acquired company as well as consolidated operational performance over the period of 2014 through 2017. Based on the operating results of the Company through the earnout period and the terms of the agreement, there are no amounts owed and recorded as current or long-term liabilities at December 31, 2017 or 2016.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2017, was $89.0 million.

Note 14. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2017
Operating revenue	$129,903	$129,616	$182,114	$165,703
Operating income	19,363	21,313	12,999	9,869
Income before income taxes	19,651	21,737	13,062	10,048
Net income	14,036	14,616	7,916	38,605
Net income per share, basic	0.17	0.18	0.10	0.45
Net income per share, diluted	0.17	0.18	0.09	0.45

Year ended December 31, 2016
Operating revenue	$162,786	$160,791	$149,316	$140,044
Operating income	20,250	24,507	19,913	20,898
Income before income taxes	20,325	24,616	20,037	21,071
Net income	14,377	16,368	12,527	13,114
Net income per share, basic	0.17	0.20	0.15	0.16
Net income per share, diluted	0.17	0.20	0.15	0.16

Note 15.  Subsequent Events

No events occurred requiring disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$1,475	$—	$—	$—	$1,475
Year ended December 31, 2016	1,475	—	—	—	1,475
Year ended December 31, 2015	1,262	318	—	105	1,475

See accompanying Report of Independent Registered Public Accounting Firm.

S 1