Form 10-Q
period 2018-03-31
HEARTLAND EXPRESS INC
filed 2018-05-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2018

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

As of May 4, 2018 there were 82,311,996 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$105,019	$75,378
Trade receivables, net of allowance of $1.5 million and $1.5 million	61,571	64,293
Prepaid tires	11,045	10,989
Other current assets	21,923	13,782
Income tax receivable	9,691	6,393
Total current assets	209,249	170,835
PROPERTY AND EQUIPMENT
Land and land improvements	40,973	40,283
Buildings	49,957	48,657
Leasehold improvements	1,097	2,208
Furniture and fixtures	3,290	3,437
Shop and service equipment	12,904	12,202
Revenue equipment	550,193	555,980
Construction in progress	4,060	3,996
Property and equipment, gross	662,474	666,763
Less accumulated depreciation	223,331	223,901
Property and equipment, net	439,143	442,862
GOODWILL	132,410	132,410
OTHER INTANGIBLES, NET	16,352	17,022
DEFERRED INCOME TAXES, NET	3,237	1,737
OTHER ASSETS	22,825	24,261
	$823,216	$789,127
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,771	$14,366
Compensation and benefits	27,324	26,752
Insurance accruals	19,991	21,368
Other accruals	12,284	12,835
Total current liabilities	98,370	75,321
LONG-TERM LIABILITIES
Income taxes payable	6,124	8,147
Deferred income taxes, net	72,172	65,488
Insurance accruals less current portion	61,461	65,526
Total long-term liabilities	139,757	139,161
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2018 and 2017; outstanding 83,240 in 2018 and 83,303 in 2017	907	907
Additional paid-in capital	3,414	3,518
Retained earnings	705,885	694,174
Treasury stock, at cost; 7,449 shares in 2018 and 7,386 in 2017	(125,117)	(123,954)
	585,089	574,645
	$823,216	$789,127

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2018	2017

OPERATING REVENUE	$156,695	$129,903

OPERATING EXPENSES
Salaries, wages, and benefits	62,009	48,979
Rent and purchased transportation	6,125	2,863
Fuel	28,940	22,702
Operations and maintenance	7,865	5,869
Operating taxes and licenses	3,952	3,292
Insurance and claims	4,224	3,779
Communications and utilities	1,870	1,098
Depreciation and amortization	25,601	22,930
Other operating expenses	6,030	5,103
Gain on disposal of property and equipment	(2,869)	(6,075)
	143,747	110,540

Operating income	12,948	19,363

Interest income	342	288

Income before income taxes	13,290	19,651

Federal and state income taxes	(88)	5,615

Net income	$13,378	$14,036
Other comprehensive income, net of tax	—	—
Comprehensive income	$13,378	$14,036

Net income per share
Basic	$0.16	$0.17
Diluted	$0.16	$0.17

Weighted average shares outstanding
Basic	83,309	83,292
Diluted	83,349	83,337

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	13,378	—	13,378
Dividends on common stock, $0.02 per share	—	—	(1,667)	—	(1,667)
Repurchases of common stock	—	—	—	(1,293)	(1,293)
Stock-based compensation, net of tax	—	(104)	—	130	26
Balance, March 31, 2018	$907	$3,414	$705,885	$(125,117)	$585,089

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$13,378	$14,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,783	22,940
Deferred income taxes	5,184	53
Stock-based compensation expense	123	113
Gain on disposal of property and equipment	(2,869)	(6,075)
Changes in certain working capital items (net of acquisition):
Trade receivables	2,722	623
Prepaid expenses and other current assets	(667)	(3,351)
Accounts payable, accrued liabilities, and accrued expenses	(6,106)	(1,814)
Accrued income taxes	(5,321)	5,574
Net cash provided by operating activities	32,227	32,099
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	26,126	21,542
Purchases of property and equipment, net of trades	(32,018)	(17,617)
Change in other assets	436	—
Net cash (used in) provided by investing activities	(5,456)	3,925
FINANCING ACTIVITIES
Payment of cash dividends	(1,667)	(1,667)
Shares withheld for employee taxes related to stock-based compensation	(97)	(63)
Repurchases of common stock	(1,293)	—
Net cash used in financing activities	(3,057)	(1,730)
Net increase in cash, cash equivalents and restricted cash	23,714	34,294
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	106,098	150,225
End of period	$129,812	$184,519
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for income taxes, net of refunds	$46	$(12)
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$27,355	$3,406
Sold revenue equipment in other current assets	$11,746	$2,602
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$105,019	$159,170
Restricted cash included in other current assets	3,009	13,159
Restricted cash included in other assets	21,784	12,190
Total cash, cash equivalents and restricted cash	$129,812	$184,519

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. (the “Company,” “we,” “us,” or “our”), is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express Inc., of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. Following the acquisition of Interstate Distributor Co. ("IDC") on July 6, 2017, IDC was subsequently merged into Heartland Express Inc., of Iowa effective October 1, 2017 as was Gordon Trucking, Inc. ("GTI") effective July 1, 2016. We, and our subsidiaries, operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  The consolidated financial results for the three months ended March 31, 2018, include the acquired assets and operating results of IDC while the consolidated financial results for the three months ended March 31, 2017 do not. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 1, 2018. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2018, except as noted below in regards to the accounting for stock-based compensation, cash flows, and revenue recognition.

In March 2018, the Financial Accounting Standards Boards (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) which provides for amendments to the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. ASU 2018-05 and SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with ASU 2018-05 and SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the impacts on a provisional basis in the financial statements as of March 31, 2018.  The provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for many states at this time.  Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce diversity and complexity of applying the accounting guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless certain criteria are met. The provisions of this update are effective for interim and annual periods beginning after December 15, 2017. We have adopted this standard prospectively for interim and annual periods beginning January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment, but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements but we have not determined our date of adoption at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017 and we have adopted this standard using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash and cash equivalents presented to include our restricted cash balances. The changes in restricted cash are presented within investing activities eliminating the change in designated funds for equipment purchases and change in designated funds for claims liabilities line items. The overall impact of the change was a decrease to investing cash flows $5.9 million for the three months ended March 31, 2018 and an increase to investing cash flows $3.6 million for the three months ended March 31, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update are effective for fiscal years beginning after December 15, 2017 and we have adopted this standard prospectively for interim and annual periods beginning January 1, 2018. The adoption of this standard did not have any impact on our consolidated statement of cash flows.

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

In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We continue to evaluate our changing portfolio of leases as we expect to complete an updated assessment and select a transition method by January 1, 2019, our selected date of transition.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. We have selected and have implemented the modified cumulative-effect transition method at January 1, 2018, our date of adoption. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three month period ended March 31, 2018. See additional discussions on revenue recognition at Note 4.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2018, except in relation to estimated revenue for in-process loads of freight in accordance with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), see Note 4 for additional discussions.

Note 3. Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and have previously offered non-asset based brokerage services, neither of which are significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, then operated similar services following the acquisition of IDC until the fourth quarter of 2017. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Note 4. Revenue Recognition

The Company generates revenue from transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. The Company’s performance obligation arises when it accepts a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. The Company often provides additional accessorial and other services as part of the shipment (including but not limited to loading/unloading, stops in transit, and tractor and trailer detention) which are not distinct or are not material in the context of the contract; therefore the revenue for these services is recognized with the freight transaction price. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. The Company also provided non-asset based brokerage services recorded during the three months ended March 31, 2017 before these services were ended in late 2017.

Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenue is estimated for multiple-stop loads based on miles run and estimated for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. Revenue associated with loads delivered but not billed as of the end of an accounting period are also estimated as part of revenue for that period. Revenue recognition methods described align with the recognition of our associated expenses in the statement of comprehensive income.

Total revenues recorded were $156.7 million and $129.9 million for the three months ended March 31, 2018 and 2017, respectively. Fuel surcharge revenues were $21.5 million and $14.9 million for the three months ended March 31, 2018 and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $4.3 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2018, restricted and designated cash and investments totaled $24.8 million, of which $3.0 million was included in other current assets and $21.8 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $30.7 million at December 31, 2017, of which $7.9 million was included in other current assets and $22.8 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At March 31, 2018, there was $11.7 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $0.9 million at December 31, 2017.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2018. Amortization expense of $0.7 million, and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2018:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$1,816	$11,784
Tradename	0.5-6	8,100	6,096	2,004
Covenants not to compete	1-10	4,200	1,636	2,564
		$25,900	$9,548	$16,352

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2017	$132,410
Acquisition	—
Balance at March 31, 2018	$132,410

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2018 and March 31, 2017, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2018 and March 31, 2017 is as follows (in thousands, except per share data):

	Three months ended March 31, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$13,378	83,309	$0.16
Effect of restricted stock	—	40
Diluted EPS	$13,378	83,349	$0.16

	Three months ended March 31, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,036	83,292	$0.17
Effect of restricted stock	—	45
Diluted EPS	$14,036	83,337	$0.17

Note 9. Equity

We have a stock repurchase program with 3.2 million shares remaining authorized for repurchase as of March 31, 2018. There were 0.1 million shares repurchased in the open market during the three months ended March 31, 2018 and there were no shares repurchased during the same period in 2017. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2018 and 2017, our Board of Directors declared regular quarterly dividends totaling $1.7 million, and $1.7 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2013 through 2017 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, ranged between $17.06 and $18.78 on the various grant dates during 2016, and ranged between $20.53 and $23.37 during 2017. There were no grants issued during the three months ended March 31, 2018. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million for the three months ended March 31, 2018. Compensation expense associated with restricted stock awards was $0.1 million for the three months ended March 31, 2017. Unrecognized compensation expense was $0.4 million at March 31, 2018 which will be recognized over a weighted average period of 1.0 year.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$21.82
Granted	—	—
Vested	(13.5)	24.86
Forfeited	—	—
Outstanding (unvested) at end of period	40.2	$20.79

	Three Months Ended March 31, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	—	—
Vested	(8.5)	26.12
Forfeited	—	—
Outstanding (unvested) at end of period	44.5	$20.33

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $175.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2018.

We had no outstanding long-term debt at March 31, 2018 or December 31, 2017. Outstanding letters of credit associated with the revolving line of credit at March 31, 2018 were $3.7 million. As of March 31, 2018, the line of credit available for future borrowing was $171.3 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effe ct of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2018 and December 31, 2017. Our effective tax rate was (0.7)% and 28.6% for the three months ended March 31, 2018 and 2017, respectively. The changes in effective tax rate are driven by a lower enacted federal tax rate, the timing of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed, and a favorable provision to federal return adjustment recorded.

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

At March 31, 2018 and December 31, 2017, we had a total of $4.6 million and $5.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.9 million and $4.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2018 and December 31, 2017.  The net decrease in unrecognized tax benefits was $1.2 million and a decrease of $1.7 million during the three months ended March 31, 2018 and 2017, respectively.  The net decrease during the three month periods of 2017 and 2016 was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. This had the effect of decreasing and increasing the effective state tax rate during these respective three month periods. The net decrease during the three months ended March 31, 2018 and 2017 was mainly due to the expiration of certain statutes of limitations net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate during the respective three month periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.5 million and $2.3 million at March 31, 2018 and December 31, 2017 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended March 31, 2018 and 2017 was a net benefit of approximately $0.8 million and $0.8 million, respectively. Income tax expense increased during the three months ended March 31, 2018 and 2017 due to additions for interest and penalty accruals. Income tax expense was reduced during the three months ended March 31, 2018 and 2017 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2018
(in thousands)
Balance at January 1, 2018	$5,839
Additions based on tax positions related to current year	41
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(1,249)
Settlements	—
Balance at March 31, 2018	$4,631

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

Note 13.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our IDC acquisition was $1.8 million for the three months ended March 31, 2018 and $0.0 million for the three months ended March 31, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $1.3 million (including related-party rental payments totaling $0.3 million), for the three months ended March 31, 2018. Rent expenses for terminal facilities were $0.5 million (including related-party rental payments totaling $0.4 million), for the three months ended March 31, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between 2018 and 2020. A portion of these leases contain purchase options and options to renew. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 14 for additional information regarding related party transactions.

Note 14. Related Party

We lease certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The terminal facility leases have initial five year terms, purchase options and options to renew.

We have sold trailers to and have purchased parts and services from the commercial tractor dealership noted above. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

The related payments (receipts) with related parties for the three months ended March 31, 2018 and 2017 (in thousands) were as follows:

	Three months ended March 31,
	2018	2017
Receipts for trailer sales	$—	$(12)
Payments for parts and services	136	109
Terminal lease payments	247	415
	$383	$512

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of March 31, 2018 was $70.0 million.

Note 16.  Subsequent Events

No events occurred requiring disclosure other than the repurchase of an additional 0.9 million shares of our common stock for $16.6 million subsequent to March 31, 2018 through May 10, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer primarily asset-based dry van service to our customers along with temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in 2017. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended March 31, 2018 and 2017 were $3.02 and $2.57, respectively. The average price per gallon in 2018, through April 30, 2018, was $3.04. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices have risen fairly consistently from late 2016 through to date in 2018. We cannot predict what fuel prices will be for the remainder of 2018. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2018, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At March 31, 2018, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 4.9 years.

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

We ended the first three months of 2018 with operating revenues of $156.7 million, including fuel surcharges, net income of $13.4 million, and basic net income per share of $0.16 on basic weighted average outstanding shares of 83.3 million compared to operating revenues of $129.9 million, including fuel surcharges, net income of $14.0 million, and basic net income per share of $0.17 on basic weighted average shares of 83.3 million in the first three months of 2017. We posted a 91.7% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2018 compared to 85.1% for the same period of 2017. We posted an 90.4% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2018 compared to 83.2% for the same period of 2017. We had total assets of $823.2 million at March 31, 2018. We achieved a return on assets of 9.4% and a return on equity of 13.4% over the immediate past four quarters ended March 31, 2018, compared to 7.5% and 11.2%, respectively, for the immediate past four quarters ended March 31, 2017.

Our cash flow from operating activities for the three months ended March 31, 2018 of $32.2 million was 20.6% of operating revenues, compared to $32.1 million and 24.7% in the same period of 2017.  During 2018, our net investing cash flows used were $5.5 million, which was the result of net cash received from revenue equipment sales and cash used for revenue equipment purchases ($5.9 million used, net), which was partially offset by $0.4 million cash provided by the change in other assets. We used $3.1 million in financing activities mostly related to the payment of dividends ($1.7 million) and repurchases of our common stock ($1.3 million). As a result, our cash and cash equivalents increased $23.7 million during the three months ended March 31, 2018.  We ended the first quarter of 2018 with cash, cash equivalents and restricted cash of $129.8 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended March 31,
	2018	2017
	(Unaudited, in thousands)

Operating revenue	$156,695	$129,903
Less: Fuel surcharge revenue	21,530	14,881
Operating revenue, excluding fuel surcharge revenue	135,165	115,022

Operating expenses	143,747	110,540
Less: Fuel surcharge revenue	21,530	14,881
Adjusted operating expenses	122,217	95,659

Operating income	$12,948	$19,363
Operating ratio	91.7%	85.1%
Adjusted operating ratio	90.4%	83.2%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.6%	37.7%
Rent and purchased transportation	3.9%	2.2%
Fuel	18.5%	17.5%
Operations and maintenance	5.0%	4.5%
Operating taxes and licenses	2.5%	2.5%
Insurance and claims	2.7%	2.9%
Communications and utilities	1.2%	0.8%
Depreciation and amortization	16.3%	17.7%
Other operating expenses	3.8%	3.9%
Gain on disposal of property and equipment	(1.8)%	(4.7)%
	91.7%	85.1%
Operating income	8.3%	14.9%
Interest income	0.2%	0.2%
Income before income taxes	8.5%	15.1%
Income taxes	(0.1)%	4.3%
Net income	8.5%	10.8%

Three Months Ended March 31, 2018 Compared With the Three Months Ended March 31, 2017

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the three months ended March 31, 2018 includes the operating results of IDC while the comparative period of March 31, 2017 does not. Revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, and depreciation and amortization in 2018 are impacted as further explained below.

Operating revenue increased $26.8 million (20.6%), to $156.7 million for the three months ended March 31, 2018 from $129.9 million for the three months ended March 31, 2017.  The increase in revenue was the result of the combined effect of an increase in trucking and other revenues of $20.2 million (17.5%) and a $6.6 million (44.7%) increase in fuel surcharge revenue from $14.9 million in 2017 to $21.5 million in 2018. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations have created growth to our legacy operating fleet. We have also enjoyed a favorable rate environment and the rate per mile charged in 2018 as compared to 2017 has increased. We expect there to be a favorable balance between demand and capacity during the majority of 2018. But, we also expect driver attrition to be a challenge during 2018, given the driver demographics in our industry, that will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation.

Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and other services increase was the result of a 14.7% increase in loaded miles, an increase in the rate per loaded mile, offset by the elimination of revenue from non-asset based brokerage services revenue as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a combined increase in miles driven and a 17.8% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended March 31, 2018 compared to March 31, 2017, as reported by the DOE.

Salaries, wages, and benefits increased $13.0 million (26.6%), to $62.0 million for the three months ended March 31, 2018 from $49.0 million in the 2017 period.  Salaries, wages, and benefits increased primarily due to the addition of IDC driver and non-driver employees and related benefit costs. Further to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, the Company implemented a driver wage increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation increased $3.2 million (113.5%), to $6.1 million for the three months ended March 31, 2018 from $2.9 million in the comparable period of 2017.  The net increase was attributable to an increase in amounts paid for operating leases of revenue equipment and leased property expense of $2.8 million, an increase in amounts paid to independent contractors of $1.2 million, offset partially by a decrease in amounts paid to third party carriers on brokered loads of $0.8 million. The increases in operating leases of revenue equipment, and leased terminal property expense and amounts paid to independent contractors were due to acquired leased revenue equipment and additional terminal properties under lease agreements associated with the IDC acquisition. The decrease in amounts paid to third party broker expense was due to discontinuing the non-asset based brokerage services during 2017. During the quarter ended March 31, 2018, independent contractors accounted for 2.7% of the total fleet miles compared to 1.7% for the same period of 2017. In connection with the discontinued non-asset based brokerage services, amounts paid to third party carriers on brokered loads is expected to be negligible in 2018.  We expect our rent expense related to revenue equipment will be reduced in 2018 resulting from executed and expected lease terminations.

Fuel increased $6.2 million (27.5%), to $28.9 million for the three months ended March 31, 2018 from $22.7 million for the same period of 2017. The increase was due to the combined result of an increase in miles driven and a 17.8% increase in the average diesel price per gallon as reported by the DOE. These increases were partially offset with reductions due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies.

Depreciation and amortization increased $2.7 million (11.6%), to $25.6 million during the three months ended March 31, 2018 from $22.9 million in the same period of 2017.  The increase is mainly attributable to a combined increase in the amount of tractor depreciation expense. Tractor depreciation increased $2.0 million due to an 7.8% increase in the average depreciation expense per unit and a 4.6% increase in the number of tractors being depreciated during the three months ended March 31, 2018, compared to the same period of 2017. Compared to 2017, trailer and other equipment depreciation and intangible amortization increased $0.7 million due mainly to the IDC acquisition and a 9.9% increase in the number of trailers.

Operating and maintenance expense increased $2.0 million (34.0%), to $7.9 million during the three months ended March 31, 2018 from $5.9 million in the same period of 2017. The increase is mainly due the increase in miles driven and the increase in number of revenue equipment units following the IDC acquisition as well as an increase in maintenance activity to prepare revenue equipment for sale as the combined number of tractors and trailers sold was approximately 26% higher than in the same period of 2017.

Operating taxes and licenses expense increased $0.7 million (20.0%), to $4.0 million during the three months ended March 31, 2018 from $3.3 million in 2017, due to an increase in the number of revenue equipment units (tractors and trailers) being licensed.

Insurance and claims expense increased $0.4 million (11.8%), to $4.2 million for the three months ended March 31, 2018 from $3.8 million in 2017, due to increased severity and frequency of claims as compared to the prior year.

Other operating expenses increased $0.9 million (18.2%), to $6.0 million, during the three months ended March 31, 2018 from $5.1 million in 2017. These increases are due mainly to increased expense during the three months ended March 31, 2018 resulting from increased variable costs due to more miles driven and more employees due to the acquisition of IDC.

Gains on the disposal of property and equipment decreased $3.2 million (52.8%), to $2.9 million during the three months ended March 31, 2018 from $6.1 million in the same period of 2017.  The decrease was mainly the combined effect of a decrease of $2.2 million in gains on trailer equipment sales and a decrease of $1.0 million decrease in gains on sales of tractor equipment and other property. The decreases in gains on trailer and tractor sales was due to selling more units but at significantly lower gains per unit as a significant portion of the equipment sold had been acquired from IDC and was revalued to fair market value as of the acquisition date. We currently anticipate tractor and trailer equipment sale activity to be approximately 20% less than 2017 during 2018 as we expect to continue to refresh our operating fleet with total gains estimated to be in the range of $20 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales but note that the used equipment market can be volatile and could impact these expectations.

Our effective tax rate decreased to (0.7)% from 28.6% for the three months ended March 31, 2018 and 2017, respectively. The decrease as compared to the prior year results from the favorable impact due to the enacted tax rate changes related to the federal Tax Act as well as favorable provision to federal return adjustments recorded in 2018.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2018 and 2017 was cash flow provided by operating activities and proceeds from the sale of used equipment. At March 31, 2018, we had $105.0 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at March 31, 2018. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly, including, but not limited to, (i) a maximum adjusted leverage ratio of 2.0 to 1.0, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during the three months ended March 31, 2018.

Cash flow provided by operating activities during the three months ended March 31, 2018 was $32.2 million and was comparable to $32.1 million during the same period of 2017.  Cash flow provided by operating activities was 20.6% of operating revenues for the three months ended March 31, 2018 compared with 24.7% for the same period of 2017.

Cash flows used in investing activities was $5.5 million during the three months ended March 31, 2018 compared to cash flows provided by investing activities of $3.9 million during the comparative 2017 period or an decrease in cash of $9.4 million. The decrease in cash from investing activities was primarily the net result of the net cash used for property and equipment purchases net of proceeds from the sale of property and equipment ($9.8 million), partially offset by $0.4 million cash provided by changes in other assets. We currently estimate a total of approximately $85 to $95 million in net capital expenditures for the calendar year 2018.

Cash used in financing activities increased $1.3 million during the three months ended March 31, 2018 compared to the same period of 2017 due mainly to $1.3 million cash used for repurchases of common stock as 0.1 million shares were repurchased during the three months ended March 31, 2018 compared to 0.0 million during the same period of 2017. There were no borrowings on the Credit Agreement during the three months ended March 31, 2018.

We have a stock repurchase program with 3.2 million shares remaining authorized for repurchase under the program as of March 31, 2018 and the program has no expiration date. There were 0.1 million shares repurchased in the open market during the three months ended March 31, 2018 and no shares were repurchased during the three months ended March 31, 2017. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date. Subsequent to March 31, 2018, we repurchased 0.9 million shares of our commons stock through May 10, 2018.

We paid $0.0 million for income taxes, net of refunds, in the three months ended March 31, 2018 and March 31, 2017, respectively due to being in an income tax receivable position at the end of both 2017 and 2016. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our revenue equipment and terminal facilities. Operating lease expense during the three months ended March 31, 2018 was $3.2 million.

Risk Factors

You should refer to Item 1A of our Annual Report (Form 10-K) for the year ended December 31, 2017, under the caption “Risk Factors” for specific details on the following factors that are not within the control of the Company and could affect our financial results. These risks and uncertainties have the potential to materially affect our business, financial condition, and results of operations.

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

•	The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

•	Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

•	Compliance with various environmental laws and regulations may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

•	Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

•	We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

•	If we are unable to retain our key employees or find, develop and retain a core group of managers, our business, financial condition, and results of operations could be materially adversely affected.

•	Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

•	We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

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

Interest Rate Risk

We had no debt outstanding at March 31, 2018 although we had $171.3 million available borrowing capacity on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The borrowing rate available on the Credit Agreement at March 31, 2018 was 2.522%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and tires (rubber). We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Additionally, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Based on our actual fuel purchases for 2017, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of empty and out-of-route miles, and miles per gallon remained consistent with 2017 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $6.3 million in 2018. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2018, a 10% increase in the price of tires would increase our tire purchase expense by $1.5 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective as of March 31, 2018.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting, except as discussed below, that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to implement the remediation plan outlined below to remediate the material weaknesses identified as part of our annual controls assessment disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Remediation Plan - In response to the above noted items, we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate the material weaknesses. We are committed to remediating the control deficiencies that gave rise to the material weaknesses by implementing changes to our internal control over financial reporting.

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

As of March 31, 2018, we have improved the documentation of our internal controls related to managements review of financial statement accounts which includes maintaining documentation of the review of non-standard manual journal entries and the level of precision and materiality of review procedures performed. We have implemented more frequent and robust monitoring and testing of user access changes and segregation of duties within our information systems. We have increased the communication on the importance of internal controls and testing within our organization. We have updated our design of internal controls in regards to our controls over the allocation of purchase price and valuation of assets acquired and liabilities assumed, specifically in regards to leases in order to leverage these controls for future acquisitions. Subsequent to March 31, 2018, we have engaged a third-party consultant to assist in improving our documentation of internal controls and to provide suggestions for improvements and we expect to further update and enhance our internal controls as a result of this review over the remainder of 2018.

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

ITEM 2. CHANGE IN SECURITIES

Repurchase of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				3,295,688
January 1, 2018 - January 31, 2018	—	—	—	3,295,688
February 1, 2018 - February 29, 2018	—	—	—	3,295,688
March 1, 2018 - March 31, 2018	71,894	$17.98	71,894	3,223,794

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1*
Stock Purchase Agreement (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.

3.1*	Articles of Incorporation, as amended. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2*	Amended and Restated Bylaws. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	May 10, 2018	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)