Form 10-Q
period 2018-06-30
HEARTLAND EXPRESS INC
filed 2018-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2018

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

As of July 31, 2018 there were 81,926,604 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$106,402	$75,378
Trade receivables, net of allowance of $1.5 million and $1.5 million	58,483	64,293
Prepaid tires	9,900	10,989
Other current assets	17,032	13,782
Income tax receivable	4,361	6,393
Total current assets	196,178	170,835
PROPERTY AND EQUIPMENT
Land and land improvements	40,917	40,283
Buildings	50,583	48,657
Leasehold improvements	1,097	2,208
Furniture and fixtures	2,808	3,437
Shop and service equipment	13,385	12,202
Revenue equipment	520,917	555,980
Construction in progress	6,584	3,996
Property and equipment, gross	636,291	666,763
Less accumulated depreciation	219,637	223,901
Property and equipment, net	416,654	442,862
GOODWILL	132,410	132,410
OTHER INTANGIBLES, NET	15,700	17,022
DEFERRED INCOME TAXES, NET	3,173	1,737
OTHER ASSETS	21,141	24,261
	$785,256	$789,127
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,823	$14,366
Compensation and benefits	24,692	26,752
Insurance accruals	19,165	21,368
Other accruals	12,665	12,835
Total current liabilities	68,345	75,321
LONG-TERM LIABILITIES
Income taxes payable	4,829	8,147
Deferred income taxes, net	71,291	65,488
Insurance accruals less current portion	59,002	65,526
Total long-term liabilities	135,122	139,161
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2018 and 2017; outstanding 82,151 in 2018 and 83,303 in 2017	907	907
Additional paid-in capital	3,462	3,518
Retained earnings	722,045	694,174
Treasury stock, at cost; 8,538 shares in 2018 and 7,386 in 2017	(144,625)	(123,954)
	581,789	574,645
	$785,256	$789,127

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

OPERATING REVENUE	$155,826	$129,616	$312,521	$259,518

OPERATING EXPENSES
Salaries, wages, and benefits	57,558	48,642	119,568	97,621
Rent and purchased transportation	5,460	1,820	11,584	4,682
Fuel	28,941	21,289	57,880	43,991
Operations and maintenance	6,637	6,961	14,501	12,830
Operating taxes and licenses	4,150	3,143	8,101	6,435
Insurance and claims	4,231	3,581	8,455	7,361
Communications and utilities	1,566	1,038	3,436	2,136
Depreciation and amortization	24,757	22,604	50,358	45,534
Other operating expenses	5,765	5,524	11,796	10,627
Gain on disposal of property and equipment	(5,386)	(6,299)	(8,254)	(12,375)
	133,679	108,303	277,425	218,842

Operating income	22,147	21,313	35,096	40,676

Interest income	423	424	765	713

Income before income taxes	22,570	21,737	35,861	41,389

Federal and state income taxes	4,767	7,121	4,679	12,736

Net income	$17,803	$14,616	$31,182	$28,653
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$17,803	$14,616	$31,182	$28,653

Net income per share
Basic	$0.22	$0.18	$0.38	$0.34
Diluted	$0.22	$0.18	$0.38	$0.34

Weighted average shares outstanding
Basic	82,330	83,294	82,817	83,293
Diluted	82,368	83,338	82,855	83,337

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	31,182	—	31,182
Dividends on common stock, $0.04 per share	—	—	(3,311)	—	(3,311)
Repurchases of common stock	—	—	—	(20,922)	(20,922)
Stock-based compensation, net of tax	—	(56)	—	251	195
Balance, June 30, 2018	$907	$3,462	$722,045	$(144,625)	$581,789

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$31,182	$28,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,743	45,565
Deferred income taxes	4,367	1,189
Stock-based compensation expense	319	281
Gain on disposal of property and equipment	(8,254)	(12,375)
Changes in certain working capital items (net of acquisition):
Trade receivables	5,810	3,000
Prepaid expenses and other current assets	(2,087)	(5,356)
Accounts payable, accrued liabilities, and accrued expenses	(11,073)	(7,650)
Accrued income taxes	(1,286)	(2,474)
Net cash provided by operating activities	69,721	50,833
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	64,359	48,955
Purchases of property and equipment, net of trades	(86,936)	(50,213)
Change in other assets	460	(678)
Net cash used in investing activities	(22,117)	(1,936)
FINANCING ACTIVITIES
Payment of cash dividends	(3,311)	(3,334)
Shares withheld for employee taxes related to stock-based compensation	(124)	(118)
Repurchases of common stock	(20,922)	—
Net cash used in financing activities	(24,357)	(3,452)
Net increase in cash, cash equivalents and restricted cash	23,247	45,445
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	106,098	150,225
End of period	$129,345	$195,670
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$1,598	$14,023
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$511	$1,163
Sold revenue equipment in other current assets	$5,600	$3,904
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$106,402	$171,292
Restricted cash included in other current assets	2,819	12,857
Restricted cash included in other assets	20,124	11,521
Total cash, cash equivalents and restricted cash	$129,345	$195,670

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. (the “Company,” “we,” “us,” or “our”), is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. Following the acquisition of Interstate Distributor Co. ("IDC") on July 6, 2017, IDC was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017 as was Gordon Trucking, Inc. ("GTI") effective July 1, 2016. We, and our subsidiaries, operate as one segment. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load) with corporate headquarters in North Liberty, Iowa. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  The consolidated financial results for the three and six months ended June 30, 2018, include the acquired assets and operating results of IDC while the consolidated financial results for the three and six months ended June 30, 2017 do not. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 1, 2018. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2018, except as noted below in regards to the accounting for stock-based compensation, cash flows, and revenue recognition.

In March 2018, the Financial Accounting Standards Boards (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) which provides for amendments to the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. ASU 2018-05 and SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with ASU 2018-05 and SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal impacts in the financial statements as of June 30, 2018.  The state tax provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for certain states at this time.  Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017 and we have adopted this standard using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash and cash equivalents presented to include our restricted cash balances. The changes in restricted cash are presented within investing activities eliminating the change in designated funds for equipment purchases and change in designated funds for claims liabilities line items. The overall impact of the change was an increase to investing cash flows $2.7 million for the six months ended June 30, 2017.

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

In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We continue to evaluate our changing portfolio of leases and we expect to complete an updated assessment and select a transition method by January 1, 2019, our selected date of transition.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. We have selected and have implemented the modified cumulative-effect transition method at January 1, 2018, our date of adoption. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three and six month period ended June 30, 2018. See additional discussions on revenue recognition at Note 4.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2018, except in relation to estimated revenue for in-process loads of freight in accordance with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), See Note 4 for additional discussions.

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

Note 4. Revenue Recognition

The Company generates revenue from transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. The Company’s performance obligation arises when it accepts a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. The Company often provides additional accessorial and other services as part of the shipment (including but not limited to loading/unloading, stops in transit, and tractor and trailer detention) which are not distinct or are not material in the context of the contract; therefore the revenue for these services is recognized with the freight transaction price. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. The Company also provided non-asset based brokerage services recorded as other revenue during the three and six months ended June 30, 2017 before these services were ended in late 2017.

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

Total revenues recorded were $155.8 million and $129.6 million for the three months ended June 30, 2018 and 2017, respectively. Fuel surcharge revenues were $22.4 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $3.6 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively. Total revenues recorded were $312.5 million and $259.5 million for the six months ended June 30, 2018 and 2017, respectively. Fuel surcharge revenues were $43.9 million and $29.6 million for the six months ended June 30, 2018 and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $7.9 million and $7.7 million for the six months ended June 30, 2018 and 2017, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2018, restricted and designated cash and investments totaled $22.9 million, of which $2.8 million was included in other current assets and $20.1 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $30.7 million at December 31, 2017, of which $7.9 million was included in other current assets and $22.8 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At June 30, 2018, there was $5.6 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $0.9 million at December 31, 2017.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2018. Amortization expense of $0.7 million, and $1.3 million for the three and six months ended June 30, 2018 respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense was $0.5 million, and $1.0 million for the three and six months ended June 30, 2017. Intangible assets subject to amortization consisted of the following at June 30, 2018:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$1,987	$11,613
Tradename	0.5-6	8,100	6,404	1,696
Covenants not to compete	1-10	4,200	1,809	2,391
		$25,900	$10,200	$15,700

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2017	$132,410
Acquisition	—
Balance at June 30, 2018	$132,410

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2018 and June 30, 2017, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2018 and June 30, 2017 is as follows (in thousands, except per share data):

	Three months ended June 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,803	82,330	$0.22
Effect of restricted stock	—	38
Diluted EPS	$17,803	82,368	$0.22

	Three months ended June 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,616	83,294	$0.18
Effect of restricted stock	—	44
Diluted EPS	$14,616	83,338	$0.18

	Six months ended June 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$31,182	82,817	$0.38
Effect of restricted stock	—	38
Diluted EPS	$31,182	82,855	$0.38

	Six months ended June 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$28,653	83,293	$0.34
Effect of restricted stock	—	44
Diluted EPS	$28,653	83,337	$0.34

Note 9. Equity

We have a stock repurchase program with 7.1 million shares remaining authorized for repurchase as of June 30, 2018 following the additional authorization of 5.0 million million shares by our Board of Directors on May 11, 2018. There were 1.1 million and 1.2 million shares repurchased in the open market during the three and six months ended June 30, 2018 and there were no shares repurchased during the same periods in 2017. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three and six months ended June 30, 2018 and 2017, our Board of Directors declared regular quarterly dividends totaling $1.7 million, $3.3 million and $1.7 million, $3.3 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2014 through 2018 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, ranged between $17.06 and $18.78 on the various grant dates during 2016, ranged between $20.53 and $23.37 on the various grant dates during 2017. The Company's market close price was $19.03 for the grant date during the six months ended June 30, 2018. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.2 million and $0.3 million respectively, for the three and six months ended June 30, 2018. Compensation expense associated with restricted stock awards was $0.2 million and $0.3 million respectively, for the three and six months ended June 30, 2017. Unrecognized compensation expense was $0.3 million at June 30, 2018 which will be recognized over a weighted average period of 1.0 year.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.2	$20.79
Granted	5.0	19.03
Vested	(8.7)	22.44
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	35.0	$20.29

	Six Months Ended June 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$21.82
Granted	5.0	19.03
Vested	(22.2)	23.91
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	35.0	$20.29

	Three Months Ended June 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	44.5	$20.33
Granted	3.0	20.53
Vested	(7.0)	24.03
Forfeited	—	—
Outstanding (unvested) at end of period	40.5	$19.69

	Six Months Ended June 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	3.0	20.53
Vested	(15.5)	25.17
Forfeited	—	—
Outstanding (unvested) at end of period	40.5	$19.69

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $175.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2018 and during the six months then ended.

We had no outstanding long-term debt at June 30, 2018 or December 31, 2017. Outstanding letters of credit associated with the revolving line of credit at June 30, 2018 were $3.7 million. As of June 30, 2018, the line of credit available for future borrowing was $171.3 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2018 and December 31, 2017. Our effective tax rate was 21.1% and 32.8% for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 13.0% and 30.8% for the six months ended June 30, 2018 and 2017, respectively.The changes in effective tax rate are driven by a lower enacted federal tax rate, the timing of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed, and a favorable provision to income tax return adjustment recorded.

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

At June 30, 2018 and December 31, 2017, we had a total of $3.9 million and $5.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.1 million and

$4.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2018 and December 31, 2017.  The net decrease in unrecognized tax benefits was $0.7 million and a decrease of $1.2 million during the three months ended June 30, 2018 and 2017, respectively.  The net decrease in unrecognized tax benefits was $1.9 million and a decrease of $2.9 million during the six months ended June 30, 2018 and 2017, respectively. The net decrease during the three and six month periods of 2018 and 2017 was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $2.3 million at June 30, 2018 and December 31, 2017 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2018 and 2017 was a net benefit of approximately $0.6 million and $0.5 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2018 and 2017 was a net benefit of approximately $1.4 million and $1.3 million, respectively. There was a favorable impact to income tax expense during the three and six months ended June 30, 2018 and 2017 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2018
(in thousands)
Balance at January 1, 2018	$5,839
Additions based on tax positions related to current year	56
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(1,954)
Settlements	—
Balance at June 30, 2018	$3,941

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.5 million to a decrease of $1.0 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2015 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our IDC acquisition was $1.7 million and $3.6 million for the three and six months ended June 30, 2018, and $0.0 million and $0.0 million for the three and six months ended June 30, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $1.2 million and $2.6 million (including related-party rental payments totaling $0.2 million and $0.5 million), for the three and six months ended June 30, 2018, respectively. Rent expenses for terminal facilities were $0.5 million and $1.0 million (including related-party rental payments totaling $0.4 million and $0.8 million), for the three and six months ended June 30, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between 2018 and 2020. A portion of these leases contain purchase options and options to renew. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 14 for additional information regarding related party transactions.

Note 14. Related Party

We lease certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The terminal facility leases have initial five year terms, which began in November 2013, purchase options and options to renew.

We have sold trailers to and have purchased parts and services from the commercial tractor dealership noted above. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

The related payments (receipts) with related parties for the three and six months ended June 30, 2018 and 2017 (in thousands) were as follows:

	Three months ended June 30,
	2018	2017
Receipts for trailer sales	$—	$—
Payments for parts and services	145	127
Terminal lease payments	214	392
	$359	$519

	Six months ended June 30,
	2018	2017
Receipts for trailer sales	$—	$(12)
Payments for parts and services	281	236
Terminal lease payments	461	806
	$742	$1,030

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of June 30, 2018 was $67.2 million.

Note 16.  Subsequent Events

No events occurred requiring disclosure other than the repurchase of an additional 0.2 million shares of our common stock for $4.2 million subsequent to June 30, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Competition for drivers, which has historically been intense, has recently escalated due to the decreasing numbers of qualified drivers in the industry, and we have experienced and continue to experience increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets, including through our October 1, 2017 and July 7, 2018, driver pay raises. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended June 30, 2018 and 2017 were $3.19 and $2.55, respectively. The average price per gallon in 2018, through July 30, 2018, was $3.23. We cannot predict what fuel prices will be for the remainder of 2018. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2018, 99% of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At June 30, 2018, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 4.6 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload services given the current shortage of qualified drivers in the industry.  We expect the driver hiring market to remain tight for the near future.  We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.  This includes increases to driver wages as well as different driving position offerings that allow us to offer more driver home time and flexibility.  In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987 with the most recent, and second largest, occurring on July 6, 2017, with the acquisition of IDC.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first six months of 2018 with operating revenues of $312.5 million, including fuel surcharges, net income of $31.2 million, and basic net income per share of $0.38 on basic weighted average outstanding shares of 82.8 million compared to operating revenues of $259.5 million, including fuel surcharges, net income of $28.7 million, and basic net income per share of $0.34 on basic weighted average shares of 83.3 million in the first six months of 2017. We posted an 88.8% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2018 compared to 84.3% for the same period of 2017. We posted an 86.9% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the six months ended June 30, 2018 compared to 82.3% for the same period of 2017. We had total assets of $785.3 million at June 30, 2018. We achieved a return on assets of 7.3% and a return on equity of 10.6% over the immediate past four quarters ended June 30, 2018, compared to 9.7% and 13.9%, respectively, for the immediate past four quarters ended June 30, 2017.

Our cash flow from operating activities for the six months ended June 30, 2018 of $69.7 million was 22.3% of operating revenues, compared to $50.8 million and 19.6% in the same period of 2017.  During 2018, our net investing cash flows used were $22.1 million, which was the result of net cash received from revenue equipment sales and cash used for revenue equipment purchases ($22.6 million used, net), which was partially offset by $0.5 million cash provided by the change in other assets. We used $24.4 million in financing activities mostly related to repurchases of our common stock ($20.9 million) and the payment of dividends ($3.3 million). As a result, our cash, cash equivalents and restricted cash increased $23.2 million during the six months ended June 30, 2018.  We ended the second quarter of 2018 with cash, cash equivalents and restricted cash of $129.3 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)

Operating revenue	$155,826	$129,616	$312,521	$259,518
Less: Fuel surcharge revenue	22,407	14,743	43,937	29,624
Operating revenue, excluding fuel surcharge revenue	133,419	114,873	268,584	229,894

Operating expenses	133,679	108,303	277,425	218,842
Less: Fuel surcharge revenue	22,407	14,743	43,937	29,624
Adjusted operating expenses	111,272	93,560	233,488	189,218

Operating income	$22,147	$21,313	$35,096	$40,676
Operating ratio	85.8%	83.6%	88.8%	84.3%
Adjusted operating ratio	83.4%	81.4%	86.9%	82.3%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	36.9%	37.5%	38.3%	37.6%
Rent and purchased transportation	3.5%	1.4%	3.7%	1.8%
Fuel	18.6%	16.4%	18.5%	17.0%
Operations and maintenance	4.3%	5.4%	4.6%	4.9%
Operating taxes and licenses	2.7%	2.4%	2.6%	2.5%
Insurance and claims	2.7%	2.8%	2.7%	2.8%
Communications and utilities	1.0%	0.8%	1.1%	0.8%
Depreciation and amortization	15.9%	17.4%	16.1%	17.5%
Other operating expenses	3.7%	4.3%	3.8%	4.1%
Gain on disposal of property and equipment	(3.5)%	(4.9)%	(2.6)%	(4.8)%
	85.8%	83.6%	88.8%	84.3%
Operating income	14.2%	16.4%	11.2%	15.7%
Interest income	0.3%	0.3%	0.2%	0.3%
Income before income taxes	14.5%	16.8%	11.5%	15.9%
Income taxes	3.1%	5.5%	1.5%	4.9%
Net income	11.4%	11.3%	10.0%	11.0%

Three Months Ended June 30, 2018 Compared With the Three Months Ended June 30, 2017

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the three months ended June 30, 2018 include the operating results of IDC while the comparative period of June 30, 2017 does not. Revenues, salaries, wages and benefits, rent and purchased transportation, fuel, depreciation and amortization, and gain on disposal of property and equipment in 2018 are impacted by the IDC acquisition as further explained below.

Operating revenue increased $26.2 million (20.2%), to $155.8 million for the three months ended June 30, 2018 from $129.6 million for the three months ended June 30, 2017.  The increase in revenue was the result of the combined effect of an increase in trucking and accessorial and other revenues of $18.5 million (16.1%) and a $7.7 million (52.0%) increase in fuel surcharge revenue from $14.7 million in 2017 to $22.4 million in 2018. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations have expanded our legacy operating fleet. We have also enjoyed a favorable rate environment and the rate per mile charged in the first half of 2018 as compared to 2017 has increased. We expect there to be a favorable balance between demand and capacity during the majority of 2018. But, we also expect driver attrition to be a challenge during 2018, given the driver demographics in our industry, that will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation and benefits.

Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and accessorial and other services increase was mainly the result of an 8.2% increase in miles and an increase in the rate per loaded mile as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a combined increase in miles driven and a 25.3% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended June 30, 2018 compared to June 30, 2017, as reported by the DOE.

Salaries, wages, and benefits increased $9.0 million (18.4%), to $57.6 million for the three months ended June 30, 2018 from $48.6 million in the 2017 period.  Salaries, wages, and benefits increased primarily due to the addition of IDC driver and non-driver employees and related benefit costs. Further, to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, the Company implemented a driver wage increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense. We also implemented a driver wage increase effective July 7, 2018 equating to an approximate average increase of 4% per driver. We expect driver pay to continue to be inflationary, which could result in higher salaries, wages, and benefits expense in future periods.

Rent and purchased transportation increased $3.7 million (200.5%), to $5.5 million for the three months ended June 30, 2018 from $1.8 million in the comparable period of 2017.  The net increase was attributable to an increase in amounts paid for operating leases of revenue equipment and leased property expense of $2.7 million and an increase in amounts paid to independent contractors of $1.0 million. The increases in operating leases of revenue equipment, and leased terminal property expense and amounts paid to independent contractors were due to acquired leased revenue equipment and additional terminal properties under lease agreements associated with the IDC acquisition. During the quarter ended June 30, 2018, independent contractors accounted for 2.3% of the total fleet miles compared to 1.5% for the same period of 2017. We expect our rent expense related to revenue equipment and terminal facilities will be reduced for the remainder of 2018 resulting from expected lease terminations.

Fuel increased $7.6 million (35.9%), to $28.9 million for the three months ended June 30, 2018 from $21.3 million for the same period of 2017. The increase was due to the combined result of an increase in miles driven and a 25.3% increase in the average diesel price per gallon as reported by the DOE. These increases were partially offset with reductions due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization increased $2.2 million (9.5%), to $24.8 million during the three months ended June 30, 2018 from $22.6 million in the same period of 2017.  The increase is mainly attributable to a combined increase in the amount of tractor and trailer depreciation expense. Tractor depreciation increased $1.6 million due to a 10.9% increase in the average depreciation expense per unit during the three months ended June 30, 2018, compared to the same period of 2017. Compared to 2017, trailer and other equipment depreciation and intangible amortization increased $0.6 million due mainly to the IDC acquisition and a 7.0% increase in the number of owned trailers.

Operations and maintenance expense decreased $0.4 million (5.0%), to $6.6 million during the three months ended June 30, 2018 from $7.0 million in the same period of 2017. The decrease is due mainly to the decrease in average age of our tractor fleet year-over-year.

Operating taxes and licenses expense increased $1.1 million (33.4%), to $4.2 million during the three months ended June 30, 2018 from $3.1 million in 2017, due to an increase in the number of owned and leased revenue equipment units (tractors and trailers) being licensed.

Insurance and claims expense increased $0.6 million (18.1%), to $4.2 million for the three months ended June 30, 2018 from $3.6 million in 2017, due to increased severity and frequency of claims as compared to the prior year.

Other operating expenses increased $0.3 million (4.5%), to $5.8 million, during the three months ended June 30, 2018 from $5.5 million in 2017. These increases are due mainly to increased variable costs during the three months ended June 30, 2018 due to more miles driven and more employees following the acquisition of IDC.

Gain on the disposal of property and equipment decreased $0.9 million (14.5%), to $5.4 million during the three months ended June 30, 2018 from $6.3 million in the same period of 2017.  The decrease was mainly the combined net effect of a decrease of $1.0 million in gains on trailer equipment sales offset by an increase of $0.1 million gains on sales of tractor equipment and other property. The decreases in gains on trailer sales was due to selling more units but at significantly lower gains per unit as a significant portion of the equipment sold had been acquired from IDC and was revalued to fair market value as of the acquisition date. We currently anticipate tractor and trailer equipment sale activity to be approximately 10-15% less units sold than 2017 during 2018 as we expect to continue to refresh our operating fleet, with total gains for 2018 estimated to be in the range of $20 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales. However, the used equipment market can be volatile and could impact these expectations.

Our effective tax rate decreased to 21.1% from 32.8% for the three months ended June 30, 2018 and 2017, respectively. The decrease as compared to the prior year results from the favorable impact due to the enacted tax rate changes related to the federal Tax Act as well as favorable provision to income tax return adjustments recorded in 2018.

Six Months Ended June 30, 2018 Compared With the Six Months Ended June 30, 2017

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the six months ended June 30, 2018 includes the operating results of IDC while the comparative period of June 30, 2017 does not. Revenues, salaries, wages and benefits, rent and purchased transportation, fuel, depreciation and amortization, and gain on disposal of property and equipment in 2018 are impacted as further explained below.

Operating revenue increased $53.0 million (20.4%), to $312.5 million for the six months ended June 30, 2018 from $259.5 million for the six months ended June 30, 2017.  The increased revenue was the result of the combined effect of an increase in trucking and accessorial and other revenues of $38.7 million (16.8%) and a $14.3 million (48.3%) increase in fuel surcharge revenue from $29.6 million in 2017 to $43.9 million in 2018. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations have created growth to our legacy operating fleet. We have also enjoyed a favorable rate environment and the rate per mile charged in 2018 as compared to 2017 has increased. We expect there to be a favorable balance between demand and capacity during the majority of 2018. But, we also expect driver attrition to be a challenge during 2018, given the driver demographics in our industry, that will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation.

The net trucking revenue and accessorial and other services increase was primarily the result of a 9.8% increase in miles, an increase in the rate per loaded mile, offset by the elimination of revenue from non-asset based brokerage services revenue ($1.1 million) as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a combined increase in miles driven and a 21.6% increase in the average DOE diesel fuel prices during the six months ended June 30, 2018 compared to June 30, 2017, as reported by the DOE.

Salaries, wages, and benefits increased $22.0 million (22.5%), to $119.6 million for the six months ended June 30, 2018 from $97.6 million in the 2017 period.  Salaries, wages, and benefits increased primarily due to the addition of IDC driver and non-driver employees and related benefit costs. Further to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, the Company implemented a driver wage increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation increased $6.9 million (147.4%), to $11.6 million for the six months ended June 30, 2018 from $4.7 million in the comparable period of 2017.  The net increase was attributable to an increase in amounts paid for operating leases of revenue equipment and leased property expense of $5.5 million, an increase in amounts paid to independent contractors of $2.2 million, offset partially by a decrease in amounts paid to third party carriers on brokered loads of $0.8 million. The increases in operating leases of revenue equipment, and leased terminal property expense and amounts paid to independent contractors were due to acquired leased revenue equipment and additional terminal properties under lease agreements associated with the IDC acquisition. The decrease in amounts paid to third party broker expense was due to discontinuing the non-asset based brokerage services during 2017. During the six months ended June 30, 2018, independent contractors accounted for 2.5% of the total fleet miles compared to 1.6% for the same period of 2017. In connection with the discontinued non-asset based brokerage services, amounts paid to third party carriers on brokered loads is expected to be negligible in 2018.  We expect our rent expense related to revenue equipment and terminal facilities will be reduced for the remainder of 2018 resulting from expected lease terminations.

Fuel increased $13.9 million (31.6%), to $57.9 million for the six months ended June 30, 2018 from $44.0 million for the same period of 2017. The increase was due to the combined result of an increase in miles driven and a 21.6% increase in the average diesel price per gallon as reported by the DOE. These increases were partially offset with reductions due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization increased $4.9 million (10.7%), to $50.4 million during the six months ended June 30, 2018 from $45.5 million in the same period of 2017.  Tractor depreciation increased $3.6 million due to an 9.3% increase in the average depreciation expense per unit and a 2.1% increase in the number of tractors being depreciated during the six months ended June 30, 2018, compared to the same period of 2017. Compared to 2017, trailer and other equipment depreciation and intangible amortization increased $1.3 million due mainly to the IDC acquisition and a 8.5% increase in the number of trailers.

Operations and maintenance expense increased $1.7 million (13.0%), to $14.5 million during the six months ended June 30, 2018 from $12.8 million in the same period of 2017. The increase is mainly due to the increase in miles driven and the increase in the number of revenue equipment units following the IDC acquisition as well as an increase in maintenance activity to prepare revenue equipment for sale as the combined number of tractors and trailers sold was approximately 22% higher than in the same period of 2017.

Operating taxes and licenses expense increased $1.7 million (25.9%), to $8.1 million during the six months ended June 30, 2018 from $6.4 million in 2017, due to an increase in the number of revenue equipment units (tractors and trailers) being licensed.

Insurance and claims expense increased $1.1 million (14.9%), to $8.5 million for the six months ended June 30, 2018 from $7.4 million in 2017, due to increased severity and frequency of claims as compared to the prior year.

Other operating expenses increased $1.2 million (11.0%), to $11.8 million, during the six months ended June 30, 2018 from $10.6 million in 2017. These increases are due mainly to increased variable costs during the six months ended June 30, 2018 due to more miles driven and more employees following the acquisition of IDC.

Gains on the disposal of property and equipment decreased $4.1 million (33.5%), to $8.3 million during the six months ended June 30, 2018 from $12.4 million in the same period of 2017.  The decrease was mainly the combined effect of a decrease of $3.2 million in gains on trailer equipment sales and a decrease of $0.9 million decrease in gains on sales of tractor equipment and other property. The decreases in gains on trailer and tractor sales was due to selling more units but at significantly lower gains per unit as a significant portion of the equipment sold had been acquired from IDC and was revalued to fair market value as of the acquisition date. We currently anticipate tractor and trailer equipment sale activity to be approximately 10-15% less units sold than 2017 during 2018 as we expect to continue to refresh our operating fleet with total gains estimated to be in the range of $20 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales but note that the used equipment market can be volatile and could impact these expectations.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities and proceeds from the sale of used equipment. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. At June 30, 2018, we had $106.4 million in cash and cash equivalents, no outstanding debt, and $171.3 million available borrowing capacity on the Credit Agreement.

In November 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired in connection with an acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018. We expect to renegotiate and extend the line of credit currently in place prior to the expiration date.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. The Credit Agreement matures on October 31, 2018, and may be terminated at any time without penalty. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0%, floating. The weighted average variable annual percentage rate is not calculated since there were no amounts borrowed and outstanding at June 30, 2018. There is a commitment fee on the unused portion of the line of credit under the Credit Agreement at 0.0625%, due monthly.

The Credit Agreement contains customary financial covenants measured quarterly, including, but not limited to, (i) a maximum adjusted leverage ratio of 2.0 to 1.0, (ii) required minimum net income of $1.00, and (iii) required minimum tangible net worth of $175.0 million. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during the three and six months ended June 30, 2018.

Cash flow provided by operating activities during the six months ended June 30, 2018 was $69.7 million compared to $50.8 million during the same period of 2017.  Cash flow provided by operating activities was 22.3% of operating revenues for the six months ended June 30, 2018 compared with 19.6% for the same period of 2017.

Cash used in investing activities was $22.1 million during the six months ended June 30, 2018 compared to cash flows used in investing activities of $1.9 million during the comparative 2017 period, or a decrease in cash of $20.2 million. The increase in cash used in investing activities was primarily the net result of the net cash used for property and equipment purchases net of proceeds from the sale of property and equipment ($21.3 million), partially offset by $1.1 million increase in cash provided by changes in other assets. We currently estimate a total of approximately $70 to $80 million in net capital expenditures for the calendar year 2018.

Cash used in financing activities increased $20.9 million during the six months ended June 30, 2018 compared to the same period of 2017 due mainly to $20.9 million cash used for repurchases of common stock as 1.2 million shares were repurchased during the six months ended June 30, 2018 compared to none during the same period of 2017. There were no borrowings on the Credit Agreement during the six months ended June 30, 2018.

We have a stock repurchase program with 7.1 million shares remaining authorized for repurchase under the program as of June 30, 2018 and the program has no expiration date. There were 1.2 million shares repurchased in the open market during the six months ended June 30, 2018 and no shares were repurchased during the six months ended June 30, 2017. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date. Subsequent to June 30, 2018, we repurchased 0.2 million shares of our common stock for $4.2 million.

We paid $1.6 million and $14.0 million for income taxes, net of refunds, in the six months ended June 30, 2018 and June 30, 2017, respectively due to being in an income tax receivable position at the end of both 2017 and 2016 and the impacts of the Tax Act changes. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our revenue equipment and terminal facilities. Operating lease expense during the six months ended June 30, 2018 was $6.2 million.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2018 although we had $171.3 million available borrowing capacity on our Credit Agreement. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus 0.625%, floating, or (ii) Prime (Index) plus 0.0%, floating. The borrowing rate available on the Credit Agreement at June 30, 2018 was 2.715%. Increases in interest rates could impact our interest expense on future borrowings.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective as of June 30, 2018.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting, except for the implementation of additional controls in connection with our remediation plan, as discussed below, that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan - We are committed to remediating the control deficiencies that gave rise to the material weaknesses disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 by implementing changes to our internal control over financial reporting in accordance with our remediation plan. Our remediation plan was developed with the oversight of the Audit Committee of the Board of Directors.

In accordance with our remediation plan, we will enhance the communication of our internal testing approach, including related procedures and assessment of changes, documentation, and possible expansion of human resources or usage of external resources, for select controls. Additionally, we will implement controls to (i) address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls and (ii) improve user access and segregation of duties in relation to general controls over technology.

As of June 30, 2018, we have improved the documentation of our internal controls related to management's review of financial statement accounts which includes maintaining documentation of (i) the review of non-standard manual journal entries and (ii) the level of precision and materiality of review procedures performed. We have implemented more frequent and robust monitoring and testing of user access changes and segregation of duties within our information systems. We have increased our communication regarding the importance of internal controls and testing within our organization. We have updated the design of our internal controls over the allocation of purchase price and valuation of assets acquired and liabilities assumed, specifically regarding leases, in order to leverage these controls for future acquisitions. We have engaged a third-party consultant to assist in improving the documentation of our internal controls and to provide suggestions for improvements to our other internal controls. We expect to further update and enhance our internal controls as a result of this review over the remainder of 2018.

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

ITEM 1A. RISK FACTORS

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

•	Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

•	Litigation may adversely affect our business, financial condition, and results of operations.

ITEM 2. CHANGE IN SECURITIES

Repurchase of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				3,223,794
April 1, 2018 - April 30, 2018	928,106	$17.89	928,106	2,295,688
May 1, 2018 - May 31, 2018	169,001	$17.98	169,001	7,126,687
June 1, 2018 - June 30, 2018	—	$—	—	7,126,687

(1) On November 16, 2015, we announced our share repurchase plan for the purchase of up to 4,750,000 shares. On May 11, 2018, we announced the addition of 5,000,000 shares to the remaining shares authorized for purchase under our share repurchase plan. The share repurchase plan has no expiration date.

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

HEARTLAND EXPRESS, INC.

Date:	August 8, 2018	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)