Form 10-Q
period 2018-09-30
HEARTLAND EXPRESS INC
filed 2018-11-06
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 31, 2018 there were 81,926,604 shares of the Company’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$120,000	$75,378
Trade receivables, net of allowance of $1.5 million and $1.5 million	55,520	64,293
Prepaid tires	9,898	10,989
Other current assets	25,422	13,782
Income tax receivable	5,366	6,393
Total current assets	216,206	170,835
PROPERTY AND EQUIPMENT
Land and land improvements	40,917	40,283
Buildings	50,637	48,657
Leasehold improvements	1,070	2,208
Furniture and fixtures	2,886	3,437
Shop and service equipment	10,043	12,202
Revenue equipment	521,007	555,980
Construction in progress	9,297	3,996
Property and equipment, gross	635,857	666,763
Less accumulated depreciation	210,569	223,901
Property and equipment, net	425,288	442,862
GOODWILL	132,410	132,410
OTHER INTANGIBLES, NET	15,096	17,022
DEFERRED INCOME TAXES, NET	4,424	1,737
OTHER ASSETS	20,091	24,261
	$813,515	$789,127
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,431	$14,366
Compensation and benefits	24,200	26,752
Insurance accruals	19,022	21,368
Other accruals	11,811	12,835
Total current liabilities	81,464	75,321
LONG-TERM LIABILITIES
Income taxes payable	5,220	8,147
Deferred income taxes, net	76,443	65,488
Insurance accruals less current portion	55,349	65,526
Total long-term liabilities	137,012	139,161
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2018 and 2017; outstanding 81,927 in 2018 and 83,303 in 2017	907	907
Additional paid-in capital	3,373	3,518
Retained earnings	739,461	694,174
Treasury stock, at cost; 8,762 shares in 2018 and 7,386 in 2017	(148,702)	(123,954)
	595,039	574,645
	$813,515	$789,127

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

OPERATING REVENUE	$151,279	$182,114	$463,800	$441,632

OPERATING EXPENSES
Salaries, wages, and benefits	55,126	71,399	174,694	169,020
Rent and purchased transportation	4,067	16,619	15,652	21,301
Fuel	27,460	29,739	85,340	73,731
Operations and maintenance	6,469	9,122	20,970	21,951
Operating taxes and licenses	3,938	5,410	12,039	11,845
Insurance and claims	4,407	5,979	12,862	13,339
Communications and utilities	1,416	1,487	4,852	3,623
Depreciation and amortization	25,133	28,784	75,490	74,318
Other operating expenses	5,287	8,047	17,083	18,674
Gain on disposal of property and equipment	(7,156)	(7,471)	(15,410)	(19,845)
	126,147	169,115	403,572	387,957

Operating income	25,132	12,999	60,228	53,675

Interest income	586	238	1,351	950

Interest expense	—	(175)	—	(175)

Income before income taxes	25,718	13,062	61,579	54,450

Federal and state income taxes	6,662	5,146	11,342	17,882

Net income	$19,056	$7,916	$50,237	$36,568
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$19,056	$7,916	$50,237	$36,568

Net income per share
Basic	$0.23	$0.10	$0.61	$0.44
Diluted	$0.23	$0.09	$0.61	$0.44

Weighted average shares outstanding
Basic	81,965	83,303	82,530	83,296
Diluted	81,992	83,333	82,564	83,336

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	50,237	—	50,237
Dividends on common stock, $0.06 per share	—	—	(4,950)	—	(4,950)
Repurchases of common stock	—	—	—	(25,086)	(25,086)
Stock-based compensation, net of tax	—	(145)	—	338	193
Balance, September 30, 2018	$907	$3,373	$739,461	$(148,702)	$595,039

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$50,237	$36,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,086	74,379
Deferred income taxes	8,268	3,165
Stock-based compensation expense	374	340
Gain on disposal of property and equipment	(15,410)	(19,845)
Changes in certain working capital items (net of acquisition):
Trade receivables	8,773	8,778
Prepaid expenses and other current assets	387	(5,914)
Accounts payable, accrued liabilities, and accrued expenses	(18,168)	(13,221)
Accrued income taxes	(1,900)	(7,035)
Net cash provided by operating activities	108,647	77,215
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	84,910	78,046
Purchases of property and equipment, net of trades	(127,526)	(104,883)
Acquisition of business, net of cash acquired	—	(87,635)
Change in other assets	563	(661)
Net cash used in investing activities	(42,053)	(115,133)
FINANCING ACTIVITIES
Payment of cash dividends	(4,950)	(5,000)
Shares withheld for employee taxes related to stock-based compensation	(181)	(198)
Repayments of debt assumed	—	(23,303)
Repurchases of common stock	(25,086)	—
Net cash used in financing activities	(30,217)	(28,501)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,377	(66,419)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	106,098	150,225
End of period	$142,475	$83,806
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$4,974	$21,753
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$16,977	$7,000
Sold revenue equipment in other current assets	$15,900	$6,313
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$120,000	$51,291
Restricted cash included in other current assets	3,298	11,600
Restricted cash included in other assets	19,177	20,915
Total cash, cash equivalents and restricted cash	$142,475	$83,806

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned.  The consolidated financial results for the three and nine months ended September 30, 2018, include the acquired assets and operating results of IDC while the consolidated financial results for the three and nine months ended September 30, 2017 include IDC results only for the period of July 6, 2017 to September 30, 2017. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2018, except as noted below in regards to the accounting for stock-based compensation, cash flows, and revenue recognition.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification", streamlining certain disclosure requirements to reduce redundant, duplicative, or outdated disclosures. In addition, the amendments expand disclosures related to interim-period changes in stockholders’ equity and noncontrolling interests. Management has evaluated the relevant provisions of the Final Rule and intends to adopt and present the expanded disclosures related to interim-period changes in stockholders' equity during the first applicable quarterly period of 2019.

In March 2018, the Financial Accounting Standards Boards (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) which provides for amendments to the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). ASU 2018-05 and SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with ASU 2018-05 and SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal and state impacts in the financial statements as of September 30, 2018 and have therefore finalized the accounting for the tax effects of the Tax Act.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017 and we have adopted this standard using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash and cash equivalents presented to include our restricted cash balances. The changes in restricted cash are presented within investing activities eliminating the change in designated funds for equipment purchases and change in designated funds for claims liabilities line items. The overall impact of the change was an increase to investing cash flows $10.8 million for the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU 2018-10, "Leases (Topic 842) - Codification Improvements" which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. Entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment comparative periods would not be restated, and would instead be presented under the legacy ASC Topic 840 guidance. Under the modified retrospective approach leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We continue to evaluate our declining portfolio of leases and based on expected further reductions in both terminal and revenue equipment leases during the remainder of 2018, we believe that the impact of this standard will not have a material impact on our financial statements at January 1, 2019. At this time, we have identified January 1, 2019 as our selected date of transition and we intend to apply the cumulative-effect transition method upon adoption of this guidance based on the available transition methods at this time.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. We have selected and have implemented the modified cumulative-effect transition method at January 1, 2018, our date of adoption. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the three and nine month period ended September 30, 2018. See additional discussions on revenue recognition at Note 4.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2018, except in relation to estimated revenue for in-process loads of freight in accordance with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 4 for additional discussions.

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

Note 4. Revenue Recognition

The Company generates revenue from transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. The Company’s performance obligation arises when it accepts a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. The Company often provides additional accessorial and other services as part of the shipment (including but not limited to loading/unloading, stops in transit, and tractor and trailer detention) which are not distinct or are not material in the context of the contract; therefore the revenue for these services is recognized with the freight transaction price. Fuel surcharge revenue consists of additional fees earned by the Company in connection with the performance of line haul services to partially or completely offset the cost of fuel. The Company also provided non-asset based brokerage services recorded as other revenue during the three and nine months ended September 30, 2017 before these services were ended in late 2017.

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

Total revenues recorded were $151.3 million and $182.1 million for the three months ended September 30, 2018 and 2017, respectively. Fuel surcharge revenues were $21.4 million and $21.1 million for the three months ended September 30, 2018 and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $3.2 million and $10.7 million for the three months ended September 30, 2018 and 2017, respectively. Total revenues recorded were $463.8 million and $441.6 million for the nine months ended September 30, 2018 and 2017, respectively. Fuel surcharge revenues were $65.3 million and $50.7 million for the nine months ended September 30, 2018 and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $11.1 million and $18.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2018, restricted and designated cash and investments totaled $22.5 million, of which $3.3 million was included in other current assets and $19.2 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $30.7 million at December 31, 2017, of which $7.9 million was included in other current assets and $22.8 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At September 30, 2018, there was $15.9 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $0.9 million at December 31, 2017.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2018. Amortization expense of $0.6 million, and $1.9 million for the three and nine months ended September 30, 2018 respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense was $0.8 million, and $1.8 million for the three and nine months ended September 30, 2017. Intangible assets subject to amortization consisted of the following at September 30, 2018:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$2,158	$11,442
Tradename	0.5-6	8,100	6,712	1,388
Covenants not to compete	1-10	4,200	1,934	2,266
		$25,900	$10,804	$15,096

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2017	$132,410
Acquisition	—
Balance at September 30, 2018	$132,410

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2018 and September 30, 2017, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2018 and September 30, 2017 is as follows (in thousands, except per share data):

	Three months ended September 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,056	81,965	$0.23
Effect of restricted stock	—	27
Diluted EPS	$19,056	81,992	$0.23

	Three months ended September 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$7,916	83,303	$0.10
Effect of restricted stock	—	30
Diluted EPS	$7,916	83,333	$0.09

	Nine months ended September 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$50,237	82,530	$0.61
Effect of restricted stock	—	34
Diluted EPS	$50,237	82,564	$0.61

	Nine months ended September 30, 2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$36,568	83,296	$0.44
Effect of restricted stock	—	40
Diluted EPS	$36,568	83,336	$0.44

Note 9. Equity

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of September 30, 2018 following the additional authorization of 5.0 million shares by our Board of Directors on May 11, 2018. There were 0.2 million and 1.4 million shares repurchased in the open market during the three and nine months ended September 30, 2018 and there were no shares repurchased during the same periods in 2017. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three and nine months ended September 30, 2018 and 2017, our Board of Directors declared regular quarterly dividends totaling $1.6 million, $5.0 million and $1.7 million, $5.0 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2014 through 2018 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, ranged between $17.06 and $18.78 on the various grant dates during 2016, ranged between $20.53 and $23.37 on the various grant dates during 2017. The Company's market close price was $19.03 for the grant date during the nine months ended September 30, 2018. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.1 million and $0.4 million respectively, for the three and nine months ended September 30, 2018. Compensation expense associated with restricted stock awards was $0.1 million and $0.3 million respectively, for the three and nine months ended September 30, 2017. Unrecognized compensation expense was $0.3 million at September 30, 2018 which will be recognized over a weighted average period of 1.1 year.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	35.0	$20.29
Granted	—	—
Vested	(8.5)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	26.5	$21.31

	Nine Months Ended September 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$21.82
Granted	5.0	19.03
Vested	(30.7)	22.03
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	26.5	$21.31

	Three Months Ended September 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.5	$19.69
Granted	—	—
Vested	(9.7)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	30.8	$20.51

	Nine Months Ended September 30, 2017
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.0	$21.53
Granted	3.0	20.53
Vested	(25.2)	22.07
Forfeited	—	—
Outstanding (unvested) at end of period	30.8	$20.51

Note 11.  Long-Term Debt

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provides for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increases the letter of credit subfeature of the Credit Agreement from $20.0 million to $30.0 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750%, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2018 and during the nine months then ended.

We had no outstanding long-term debt at September 30, 2018 or December 31, 2017. Outstanding letters of credit associated with the revolving line of credit at September 30, 2018 were $9.2 million. As of September 30, 2018, the line of credit available for future borrowing was $90.8 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2018 and December 31, 2017. Our effective tax rate was 25.9% and 39.4% for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 18.4% and 32.8% for the nine months ended September 30, 2018 and 2017, respectively. The changes in effective tax rate are driven by a lower enacted federal tax rate as a result of the 2017 Tax Act, the timing of the reversal of previously recorded accruals for penalties and interest related to uncertain tax positions where the applicable statute of limitations have now lapsed, and a favorable provision to income tax return adjustment recorded.

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

At September 30, 2018 and December 31, 2017, we had a total of $4.3 million and $5.8 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.4 million and $4.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2018 and December 31, 2017.  The net increase in unrecognized tax benefits was $0.3 million and a decrease of $0.1 million during the three months ended September 30, 2018 and 2017, respectively.  The net decrease in unrecognized tax benefits was $1.6 million and a decrease of $2.9 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in the three months ended September 30, 2018 was due to the unrecognized tax benefits resulting from current year tax positions. The net decrease during the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017, respectively, was mainly due to the expiration of certain statues of limitation net of additions and settlements with respective states. These changes had the corresponding increasing or decreasing effects on the effective state tax rate during these same periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $2.3 million at September 30, 2018 and December 31, 2017 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended September 30, 2018 and 2017 was a net expense of approximately $0.1 million and $0.0 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2018 and 2017 was a net benefit of approximately $1.4 million and $1.3 million, respectively. There was an unfavorable impact to income tax expense during the three months ended September 30, 2018. There was a favorable impact to income tax expense during the nine months ended September 30, 2018 and 2017 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2018
(in thousands)
Balance at January 1, 2018	$5,839
Additions based on tax positions related to current year	394
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(1,954)
Settlements	—
Balance at September 30, 2018	$4,279

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be a decrease of approximately $0.2 million to a decrease of $0.8 million during the next twelve months mainly due to the expiration of certain statute of limitations, net of additions.  The federal statute of limitations remains open for the years 2015 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our IDC acquisition was $0.9 million and $4.5 million for the three and nine months ended September 30, 2018, and $3.8 million and $3.8 million for the three and nine months ended September 30, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We lease certain terminal facilities under operating leases. A portion of these leases are with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition. Rent expenses for terminal facilities were $1.2 million and $3.8 million (including related-party rental payments totaling $0.3 million and $0.7 million), for the three and nine months ended September 30, 2018, respectively. Rent expenses for terminal facilities were $1.5 million and $2.5 million (including related-party rental payments totaling $0.4 million and $1.2 million), for the three and nine months ended September 30, 2017. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between November 2018 and 2020. A portion of these leases contain purchase options and options to renew. We are responsible for all taxes, insurance, and utilities related to the terminal leases. See Note 14 for additional information regarding related party transactions.

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

We have sold trailers to and have purchased parts and services from the commercial tractor dealership noted above. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

The related payments (receipts) with related parties for the three and nine months ended September 30, 2018 and 2017 (in thousands) were as follows:

	Three months ended September 30,
	2018	2017
Payments for parts and services	$65	$172
Terminal lease payments	251	421
	$316	$593

	Nine months ended September 30,
	2018	2017
Receipts for trailer sales	$—	$(12)
Payments for parts and services	346	409
Terminal lease payments	712	1,227
	$1,058	$1,624

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment as of September 30, 2018 was $86.2 million.

Note 16.  Subsequent Events

No events occurred requiring disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may” “could," and similar terms and phrases. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains and the used equipment market, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, the impact of the adoption of new accounting standards, the impact of changes in interest rates and tire prices, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, future repurchases of our shares,  and our internal control remediation plan, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer primarily asset-based dry van service to our customers along with temperature-controlled truckload services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, then operated similar services following the acquisition of IDC in July 2017 until the fourth quarter of 2017. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Competition for drivers, which has historically been intense, has recently escalated due to the decreasing numbers of qualified drivers in the industry, and we have experienced and continue to experience increased difficulties attracting and retaining qualified drivers. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six to nine months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented two driver pay increases within the past twelve months (October 1, 2017 and July 7, 2018). Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended September 30, 2018 and 2017 were $3.24 and $2.63, respectively. The average price per gallon in 2018, through October 29, 2018, was $3.36. We cannot predict what fuel prices will be for the remainder of 2018. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At September 30, 2018, all of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. At September 30, 2018, the Company’s tractor fleet had an average age of 1.3 years and the Company's trailer fleet had an average age of 4.2 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload services given the current shortage of qualified drivers in the industry.  We expect the driver hiring market to remain tight for the near future.  We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.  This includes increases to driver pay as well as different driving position offerings that allow us to offer more driver home time and flexibility.  In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987 with the most recent, and second largest, occurring on July 6, 2017, with the acquisition of IDC.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first nine months of 2018 with operating revenues of $463.8 million, including fuel surcharges, net income of $50.2 million, and basic net income per share of $0.61 on basic weighted average outstanding shares of 82.5 million compared to operating revenues of $441.6 million, including fuel surcharges, net income of $36.6 million, and basic net income per share of $0.44 on basic weighted average shares of 83.3 million in the first nine months of 2017. We posted an 87.0% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2018 compared to 87.8% for the same period of 2017. We posted an 84.9% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the nine months ended September 30, 2018 compared to 86.3% for the same period of 2017. We had total assets of $813.5 million at September 30, 2018. We achieved a return on assets of 11.1% and a return on equity of 15.2% over the immediate past four quarters ended September 30, 2018, compared to 6.5% and 9.5%, respectively, for the immediate past four quarters ended September 30, 2017.

Our cash flow from operating activities for the nine months ended September 30, 2018 of $108.6 million was 23.4% of operating revenues, compared to $77.2 million and 17.5% in the same period of 2017.  During 2018, our net investing cash flows used were $42.1 million, which was mainly the result of cash used for revenue equipment purchases partially offset by proceeds received from sale of revenue equipment ($42.6 million used, net), which was partially offset by $0.6 million cash provided by the change in other assets. We used $30.2 million in financing activities mostly related to repurchases of our common stock ($25.1 million) and the payment of dividends ($5.0 million). As a result, our cash, cash equivalents and restricted cash increased $36.4 million during the nine months ended September 30, 2018.  We ended the third quarter of 2018 with cash, cash equivalents and restricted cash of $142.5 million.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)

Operating revenue	$151,279	$182,114	$463,800	$441,632
Less: Fuel surcharge revenue	21,371	21,082	65,308	50,706
Operating revenue, excluding fuel surcharge revenue	129,908	161,032	398,492	390,926

Operating expenses	126,147	169,115	403,572	387,957
Less: Fuel surcharge revenue	21,371	21,082	65,308	50,706
Adjusted operating expenses	104,776	148,033	338,264	337,251

Operating income	$25,132	$12,999	$60,228	$53,675
Operating ratio	83.4%	92.9%	87.0%	87.8%
Adjusted operating ratio	80.7%	91.9%	84.9%	86.3%

(a) Operating revenue excluding fuel surcharge and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We feel that this measure is more representative of our underlying operations by excluding the volatility of fuel prices which we cannot control.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	36.4%	39.2%	37.7%	38.3%
Rent and purchased transportation	2.7%	9.1%	3.4%	4.8%
Fuel	18.2%	16.3%	18.4%	16.7%
Operations and maintenance	4.3%	5.0%	4.5%	5.0%
Operating taxes and licenses	2.6%	3.0%	2.6%	2.7%
Insurance and claims	2.9%	3.3%	2.8%	3.0%
Communications and utilities	0.9%	0.8%	1.0%	0.8%
Depreciation and amortization	16.6%	15.8%	16.3%	16.8%
Other operating expenses	3.5%	4.4%	3.6%	4.2%
Gain on disposal of property and equipment	(4.7)%	(4.1)%	(3.3)%	(4.5)%
	83.4%	92.9%	87.0%	87.8%
Operating income	16.6%	7.1%	13.0%	12.2%
Interest income	0.4%	0.1%	0.3%	0.2%
Income before income taxes	17.0%	7.2%	13.3%	12.3%
Income taxes	4.4%	2.8%	2.5%	4.0%
Net income	12.6%	4.3%	10.8%	8.3%

Three Months Ended September 30, 2018 Compared With the Three Months Ended September 30, 2017

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the three months ended September 30, 2018 include the operating results of IDC while the comparative period of September 30, 2017 include the operating results of IDC for the period of July 6, 2017 to September 30, 2017.

Operating revenue decreased $30.8 million (16.9%), to $151.3 million for the three months ended September 30, 2018 from $182.1 million for the three months ended September 30, 2017.  The decrease in revenue was the result of the combined effect of a decrease in trucking and accessorial and other revenues of $31.1 million (19.3%) and a $0.3 million (1.4%) increase in fuel surcharge revenue from $21.1 million in 2017 to $21.4 million in 2018. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations created initial growth to our legacy operating fleet but operational decisions to right-size our fleet, remove less profitable customer relationships, and end the brokerage division impacted our operating results in the periods following the acquisition in 2018. We have also enjoyed a favorable rate environment and the rate per mile charged in the first three quarters of 2018 as compared to 2017 has increased. We expect there to be a favorable balance between demand and capacity during the majority of 2018. Looking ahead, we believe we are positioned to capitalize on the ongoing positive freight cycle and well positioned for future periods. But, we also expect driver attrition to be a challenge during the remainder of 2018, given the driver demographics in our industry, that will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation and benefits.

Our results for the three months ended September 30, 2018 were our strongest delivered to date since our acquisition of IDC on July 6, 2017. We delivered our lowest quarterly operating ratio (83.4% and 80.7% non-GAAP adjusted operating ratio) showing continued sequential improvement over the last three quarters. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation our non-GAAP adjusted operating ratio. Consistent with our acquisition plan of IDC, over the past year, we have integrated IDC into the Company’s platform and culture, focused on the most profitable customers and lanes, reduced our overall cost structure, significantly reduced the costs and operating limitations by ending many revenue equipment lease obligations, reduced the average age of our tractors and trailers, and heightened the level of service and safety afforded our customers and drivers. Comparing the third quarter of 2018 to the third quarter of 2017, our first quarter of ownership, the results of these efforts are that our operating ratio has been reduced to our historical and targeted levels and our consolidated operating income has nearly doubled on decreased top line revenues.

Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and accessorial and other services decrease was mainly the result of a 26.3% decrease in miles driven partially offset by an increase in the rate per loaded mile as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a 23.2% increase in the average Department of Energy ("DOE") diesel fuel prices during the three months ended September 30, 2018 compared to September 30, 2017, as reported by the DOE.

Salaries, wages, and benefits decreased $16.3 million (22.8%), to $55.1 million for the three months ended September 30, 2018 from $71.4 million in the 2017 period.  Salaries, wages, and benefits decreased primarily due to the reductions of drivers and non-driver employees and related benefit costs following the initial acquisition of IDC. The overall decrease was partially offset by an increase in driver pay implemented to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, where the Company implemented a driver pay increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense. We also implemented a driver pay increase effective July 7, 2018 equating to an approximate average increase of an additional 5% per driver. We expect driver pay to continue to be inflationary, which could result in higher salaries, wages, and benefits expense in future periods.

Rent and purchased transportation decreased $12.5 million (75.5%), to $4.1 million for the three months ended September 30, 2018 from $16.6 million in the comparable period of 2017.  The decrease was attributable to a decrease in amounts paid for revenue equipment and other leased property expense of $3.3 million, a decrease in amounts paid to independent contractors of $4.0 million, and a decrease in brokerage and spotting service costs of $5.2 million. These decreases were due to significant reductions in leased revenue equipment and fewer terminal properties under lease agreements, fewer independent contractors, and the decision to end our brokerage operations following the acquisition of IDC. During the quarter ended September 30, 2018, independent contractors accounted for 1.9% of the total fleet miles compared to 5.8% for the same period of 2017. We expect our rent expense related to revenue equipment and terminal facilities will be reduced for the remainder of 2018 resulting from the expected end of existing revenue equipment lease obligations and return to the historical owned asset-based operating fleet in the near future. In connection with the discontinued non-asset based brokerage services, amounts paid to third party carriers on brokered loads is expected to be negligible for the remainder of 2018.

Fuel decreased $2.2 million (7.6%), to $27.5 million for the three months ended September 30, 2018 from $29.7 million for the same period of 2017. The decrease was due to the combined result of a decrease in miles driven partially offset by a 23.2% increase in the average diesel price per gallon as reported by the DOE. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization decreased $3.7 million (12.7%), to $25.1 million during the three months ended September 30, 2018 from $28.8 million in the same period of 2017.  The decrease is mainly attributable to a combined decrease in the amount of tractor and trailer depreciation expense. Tractor depreciation decreased $2.4 million due to a 21.0% decrease in the number of tractors being depreciated partially offset by a 11.3% increase in the average depreciation expense per unit during the three months ended September 30, 2018, compared to the same period of 2017. Compared to 2017, trailer and other equipment depreciation and intangible amortization decreased $1.3 million due mainly to a 20.8% decrease in the number of owned trailers partially offset by a 10.1% increase in the average depreciation expense per unit. In the near future, we expect to end existing revenue equipment lease obligations and return to the historical owned asset-based operating fleet, which we expect will lead to increased depreciation expense.

Operations and maintenance expense decreased $2.6 million (29.0%), to $6.5 million during the three months ended September 30, 2018 from $9.1 million in the same period of 2017. The decrease is due mainly to the decrease in miles driven along with the improvement in the average age of our tractor and trailer fleet year-over-year.

Operating taxes and licenses expense decreased $1.5 million (27.2%), to $3.9 million during the three months ended September 30, 2018 from $5.4 million in 2017, due to a decrease in the number of owned and leased revenue equipment units (tractors and trailers) being licensed.

Insurance and claims expense decreased $1.6 million (26.3%), to $4.4 million for the three months ended September 30, 2018 from $6.0 million in 2017, due to the decrease in miles driven and decreased severity and frequency of claims as compared to the prior year.

Other operating expenses decreased $2.7 million (34.2%), to $5.3 million, during the three months ended September 30, 2018 from $8.0 million in 2017. These decreases are due mainly to decreased variable costs during the three months ended September 30, 2018 due to less miles driven, fewer employees and a decrease in professional services, following the acquisition of IDC.

Gain on the disposal of property and equipment decreased $0.3 million (4.2%), to $7.2 million during the three months ended September 30, 2018 from $7.5 million in the same period of 2017.  The decrease was mainly the combined net effect of a decrease of $0.4 million in gains on tractor equipment sales offset by an increase of $0.1 million gains on sales of trailer equipment and other property. The decreases in gains on tractor sales was due to selling more units but at significantly lower gains per unit as a significant portion of the equipment sold had been acquired from IDC and was revalued to fair market value as of the acquisition date. We currently anticipate tractor and trailer equipment sale activity to be approximately 10% less units sold than 2017 during 2018 as we expect to continue to refresh our operating fleet, with total gains for 2018 estimated to be in the range of $24 to $25 million, based on current negotiated used equipment prices and our anticipated timing of equipment sales. Expected gains for 2018 could be materially impacted by timing of actual transactions.

Our effective tax rate decreased to 25.9% from 39.4% for the three months ended September 30, 2018 and 2017, respectively. The decrease as compared to the prior year results from the favorable impact due to the enacted tax rate changes related to the federal Tax Act as well as favorable provision to income tax return adjustments recorded in 2018.

Nine Months Ended September 30, 2018 Compared With the Nine Months Ended September 30, 2017

The Company acquired 100% of the outstanding stock of IDC on July 6, 2017 and therefore the operating results of the Company for the nine months ended September 30, 2018 includes the operating results of IDC. The operating results for the nine months ended September 30, 2017 includes the operating results of IDC for the period of July 6, 2017 to September 30, 2017. Revenues, salaries, wages and benefits, rent and purchased transportation, fuel, depreciation and amortization, and gain on disposal of property and equipment in 2018 are impacted as further explained below.

Operating revenue increased $22.2 million (5.0%), to $463.8 million for the nine months ended September 30, 2018 from $441.6 million for the nine months ended September 30, 2017.  The increased revenue was the result of the combined effect of an increase in trucking and accessorial and other revenues of $7.6 million (1.9%) and a $14.6 million (28.8%) increase in fuel surcharge revenue from $50.7 million in 2017 to $65.3 million in 2018. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations created initial growth to our legacy operating fleet but operational decisions to right-size our fleet, remove less profitable customer relationships, and end the brokerage division impacted our operating results in the periods following the acquisition in 2018. During the nine months ended September 30, 2018, we enjoyed a favorable rate environment and the rate per mile charged increased.

The net trucking revenue and accessorial and other services increase was primarily the result of the net effect of a large increase in freight rate per loaded mile partially offset by a 4.9% decrease in miles and the elimination of revenue from non-asset based brokerage services revenue ($7.6 million) as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of a 22.3% increase in the average DOE diesel fuel prices during the nine months ended September 30, 2018 compared to September 30, 2017, as reported by the DOE.

Salaries, wages, and benefits increased $5.7 million (3.4%), to $174.7 million for the nine months ended September 30, 2018 from $169.0 million in the 2017 period.  Salaries, wages, and benefits increased primarily due to the addition of IDC driver and non-driver employees and related benefit costs initially following the acquisition prior to the partial offset of more ratable reductions in these same areas during the periods in 2018. Further to address the demand for drivers as well as unification of the driver pay offerings following the IDC acquisition, the Company implemented a driver pay increase effective October 1, 2017. This equated to an approximate average increase of 5% per driver on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation decreased $5.6 million (26.5%), to $15.7 million for the nine months ended September 30, 2018 from $21.3 million in the comparable period of 2017.  The net decrease was attributable to a decrease in amounts paid to third party carriers on brokered loads of $5.9 million and a decrease of $1.1 million in amounts paid for operating leases of revenue equipment and amounts paid to independent contractors, offset partially by an increase of $1.4 million in amounts paid for property rents. The decreases in brokerage, operating leases of revenue equipment, and independent contractors were due to ending the acquired brokerage operations, significant reductions in leased revenue equipment and fewer independent contractors following the initial increases resulting from the acquisition of IDC. Additional terminal properties under lease agreements associated with the IDC acquisition accounted for the increase in property rents. During the nine months ended September 30, 2018, independent contractors accounted for 2.3% of the total fleet miles compared to 3.3% for the same period of 2017.

Fuel increased $11.6 million (15.7%), to $85.3 million for the nine months ended September 30, 2018 from $73.7 million for the same period of 2017. The increase was due primarily to a 22.3% increase in the average diesel price per gallon as reported by the DOE. This increase was partially offset by a 3.9% decrease in miles driven and further reductions due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization increased $1.2 million (1.6%), to $75.5 million during the nine months ended September 30, 2018 from $74.3 million in the same period of 2017.  Tractor depreciation increased $1.2 million due to an 9.4% increase in the average depreciation expense per unit partially offset by a 6.5% decrease in the number of tractors being depreciated during the nine months ended September 30, 2018, compared to the same period of 2017.

Operations and maintenance expense decreased $1.0 million (4.5%), to $21.0 million during the nine months ended September 30, 2018 from $22.0 million in the same period of 2017. The decrease is mainly due to the decrease in miles driven.

Operating taxes and licenses expense increased $0.2 million (1.6%), to $12.0 million during the nine months ended September 30, 2018 from $11.8 million in 2017, due to offsetting licensing and tax impacts.

Insurance and claims expense decreased $0.4 million (3.6%), to $12.9 million for the nine months ended September 30, 2018 from $13.3 million in 2017, due to decreased severity and frequency of claims as compared to the prior period.

Other operating expenses decreased $1.6 million (8.5%), to $17.1 million, during the nine months ended September 30, 2018 from $18.7 million in 2017. These decreases are due mainly to decreased variable costs during the nine months ended September 30, 2018 due to less miles driven, fewer employees and a decrease in professional services, following the acquisition of IDC.

Gains on the disposal of property and equipment decreased $4.4 million (22.3%), to $15.4 million during the nine months ended September 30, 2018 from $19.8 million in the same period of 2017.  The decrease was mainly the combined effect of a decrease of $3.1 million in gains on trailer equipment sales and a decrease of $1.3 million decrease in gains on sales of tractor equipment and other property. The decreases in gains on trailer and tractor sales was due to selling more tractors and a comparable amount of trailers but at significantly lower gains per unit as a significant portion of the equipment sold had been acquired from IDC and was revalued to fair market value as of the acquisition date.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities and proceeds from the sale of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition, including the payoff of debt we assumed. At September 30, 2018, we had $120.0 million in cash and cash equivalents, no outstanding debt, and $90.8 million available borrowing capacity on the Credit Agreement.

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provides for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increases the letter of credit subfeature of the Credit

Agreement from $20 million to $30 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750%, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2018 and during the nine months then ended.

Cash flow provided by operating activities during the nine months ended September 30, 2018 was $108.6 million compared to $77.2 million during the same period of 2017.  Cash flow provided by operating activities was 23.4% of operating revenues for the nine months ended September 30, 2018 compared with 17.5% for the same period of 2017.

Cash used in investing activities was $42.1 million during the nine months ended September 30, 2018 compared to cash flows used in investing activities of $115.1 million during the comparative 2017 period, or a decrease in cash used of $73.0 million. The net decrease in cash used was primarily the result of a decrease in funds used to acquire IDC ($87.6 million) which occurred in 2017 and $1.2 million increase in cash provided by changes in other assets, which were partially offset by an increase in the net cash used for property and equipment purchases ($15.8 million). We currently estimate a total of approximately $45 to $50 million in net capital expenditures for the calendar year 2018.

Cash used in financing activities increased $1.7 million during the nine months ended September 30, 2018 compared to the same period of 2017 due primarily to $25.1 million additional cash used for repurchases of common stock as 1.4 million shares were repurchased during the nine months ended September 30, 2018 compared to none during the same period of 2017, partially offset by a $23.3 million reduction in cash used to pay off debt assumed related to the IDC acquisition which occurred in 2017. There were no borrowings on the Credit Agreement during the nine months ended September 30, 2018.

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase under the program as of September 30, 2018 and the program has no expiration date. There were 1.4 million shares repurchased in the open market during the nine months ended September 30, 2018 and no shares were repurchased during the nine months ended September 30, 2017. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid $5.0 million and $21.8 million for income taxes, net of refunds, in the nine months ended September 30, 2018 and September 30, 2017, respectively due to being in an income tax receivable position at the end of both 2017 and 2016 and the impacts of the Tax Act changes. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions. We are a party to certain operating leases related to our revenue equipment and terminal facilities. Operating lease expense during the nine months ended September 30, 2018 was $8.3 million.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2018 although we had $90.8 million available borrowing capacity on our Credit Agreement. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. The borrowing rate available on the Credit Agreement at September 30, 2018 was 3.014%. Increases in interest rates could impact our interest expense on future borrowings.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective as of September 30, 2018. We have continued to implement our remediation plan through the nine months ended September 30, 2018, as noted below, and with continued effective operation of those internal controls through December 31, 2018 we expect that the previously noted material weaknesses will have been fully addressed.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting, except for the implementation of additional controls in connection with our remediation plan, as discussed below, that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with our remediation plan, we have and will continue to enhance the communication of our internal testing approach, including related procedures and assessment of changes, documentation, and possible expansion of human resources and usage of external resources, for select controls. Additionally, we will implement controls to (i) address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls and (ii) improve user access and segregation of duties in relation to general controls over technology.

As of September 30, 2018, we have improved the documentation of our internal controls related to management's review of financial statement accounts which includes maintaining documentation of (i) the review of non-standard manual journal entries and (ii) the level of precision and materiality of review procedures performed. We have implemented more frequent and robust monitoring and testing of user access and segregation of duties within our information systems. We have implemented changes to address information technology general controls, specifically in the areas of user access and change management. We have increased our communication regarding the importance of internal controls and testing within our organization and with our Audit Committee. We have updated the design of our internal controls over the allocation of purchase price and valuation of assets acquired and liabilities assumed, specifically regarding leases, in order to leverage these controls for future acquisitions. We have engaged a third-party consultant and completed updates and enhanced the documentation of our internal controls and implemented improvements to our risk assessment and ongoing internal testing of internal controls. We expect to further enhance and continue to test the operation of our internal controls as a result of this review and overall remediation plan over the remainder of 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of common stock

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				7,126,687
July 1, 2018 - July 31, 2018	229,156	$18.16	229,156	6,897,531
August 1, 2018 - August 31, 2018	—	$—	—	6,897,531
September 1, 2018 - September 30, 2018	—	$—	—	6,897,531
Total	229,156		229,156

(1) On November 16, 2015, we announced our share repurchase plan for the purchase of up to 4,750,000 shares. On May 11, 2018, we announced the addition of 5,000,000 shares to the remaining shares authorized for purchase under our share repurchase plan. The share repurchase plan has no expiration date and will remain in effect until the number of authorized shares have been repurchased, or until the authorization is terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1
Stock Purchase Agreement (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.) Incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
10.1*
First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc.

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

HEARTLAND EXPRESS, INC.

Date:	November 5, 2018	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)