Form 10-K
period 2018-12-31
HEARTLAND EXPRESS INC
filed 2019-02-21
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $0.9 billion.   In making this calculation the registrant has assumed, without admitting for any purpose, that all of its executive officers and directors, and no other persons, are affiliates.  As of February 15, 2019 there were 81,934,350 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 20,500 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 16, 2019 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, future acquisitions and dispositions of and upgrades to revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, expected rent expense, expected changes to financial controls, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected regulatory action and the impact of regulatory changes, future compliance with law, future litigation, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

ITEM 1. Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI"), which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016. On July 6th, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was merged into Heartland Express, Inc. of Iowa effective October 1, 2017. Further, effective December 31, 2018, A & M Express, Inc. was merged into Heartland Express, Inc. of Iowa.

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

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-two years from 1986 to 2018, we have grown our revenues to $610.8 million from $21.6 million and our net income has increased to $72.7 million from $3.0 million. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past three and five years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987, with the most recent and second largest, IDC, occurring on July 6, 2017.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

Operations

Our operations department focuses on the successful execution of customer expectations and providing consistent opportunities for our drivers, in conjunction with maximizing equipment utilization.  These objectives require a combined effort of marketing, regional operations managers, and fleet management.

Our customer service department is responsible for maintaining the continuity between the customer’s needs and our ability to meet those needs by communicating the customer’s expectations to the fleet management group.  Collectively, the operations group (customer service and fleet management) and marketing are charged with developing customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions to match customer demand with revenue equipment availability across our entire network.  Fleet management assigns orders to drivers based on well-defined criteria, such as United States Department of Transportation (the “DOT”) hours of service ("HOS") compliance, customer requirements, equipment utilization, driver “home time”, limiting non-revenue miles, and equipment maintenance needs.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the United States (“U.S.”) with immaterial revenue derived from Canada. We do not have, nor have we during the last three fiscal years had, any long-lived assets permanently located outside the U.S.

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•FedEx Express Core Carrier of the Year,
•FedEx Express Platinum Award (99.96% On-Time Delivery),
•FedEx Ground 100% Service Award for recognition of 100% on-time service,
•Lowe's - Carrier of the Year (West Outbound, One-Way),
•Quaker/Gatorade - Carrier of the Year (Central Region),
•United Sugars - National Dry Van Carrier of the Year,
•Transplace - 2018 Carrier of the Year - National Truckload.
•
During 2018, we were also recognized with the following safety, operational, diversity, community service, and environmental awards:

•BP Driving Safety Standards Award 2017,
•Logistics Management Quest for Quality Award,
•2020 Women on Boards Winning Company,
•Wreaths Across America - 2017 Honor Fleet,
•US EPA SmartWay Excellence Award 2017.

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 75%, 55%, and 37% of our operating revenues, respectively, in 2018. During 2017, our 25, 10, and 5 largest customers were approximately 72%, 55%, and 38%, of our operating revenues respectively. During 2016, our 25, 10, and 5 largest customers were approximately 76%, 56%, and 40%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer, Walmart Inc., accounted for more than 10% of our operating revenues in 2018 at 12.5%, and the same one customer accounted for more than 10% of our operating revenues in 2017 and 2016.

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

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  Throughout the year ended December 31, 2018, we employed approximately 3,450 people compared to approximately 3,800 people throughout the year ended December 31, 2017. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. We historically have operated a combined fleet of company and independent contractor tractors.  For the year ended December 31, 2018, independent contractors accounted for approximately 2.1% of our total miles compared to 3.3% in 2017.

Our strategy for both employee drivers and independent contractors is to (i) hire and engage safe and experienced drivers (the majority of drivers we hire and engage must have at least six months of qualifying over-the-road experience); (ii) promote retention with an industry-competitive compensation package, positive working conditions, and freight that requires little or no handling; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, the use of automatic onboard recording devices ("AOBRs"), and financial rewards for accident-free driving.  We also seek to minimize turnover of our employee drivers by providing modern, comfortable equipment, and by regularly scheduling "home time."  Our drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

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

At December 31, 2018, nearly all of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. All tractors are equipped with mobile communication systems. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance.

As of December 31, 2018 the average age of our tractor fleet was 1.3 years compared to 1.8 years at December 31, 2017. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 3.5 years at December 31, 2018 compared to 5.1 years at December 31, 2017.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations. Independent contractors are responsible for the maintenance of their equipment. We utilized revenue equipment operating leases following our most recent acquisitions in 2013 and 2017 although not material to our operations at December 31, 2018.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-one terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2018, 2017, and 2016, fuel expense was $110.5 million, $104.4 million, and $91.5 million, or 21.2%, 19.2%, and 17.3% respectively, of our total operating expenses.  For the years ended December 31, 2018, 2017, and 2016, fuel surcharge revenues were $85.3 million, $72.5 million, and $58.4 million, respectively. Department of Energy (“DOE”) average price of fuel increased 19.8% in 2018 compared to 2017 and decreased 15.0% in 2017 compared to 2016, which had a corresponding negative and positive impact on our net fuel cost, before the impacts of improved fleet efficiency, for the years ended December 31, 2018 and 2017, respectively. Additionally, overall fuel efficiency has improved during 2018 and 2017 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel prices related to empty and out-of-route miles and idling time will directly impact our operating results. The DOE average price of fuel has decreased 6.3% to $2.98 through February 18, 2019 as compared to the 2018 average price.

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

The demand for freight services generally slowed throughout 2016 as industry capacity outpaced freight demand for the majority of the year. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. The 2016 trends continued in the first half of 2017. The second half of 2017 saw a favorable improvement, with strong demand and tightening capacity through the end of the year. This trend picked up additional momentum with strong freight demand throughout the full year of 2018. Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations were implemented to mandate the use Electronic Logging Devices (“ELDs”) across our industry. Carriers such as us that were using AOBRs prior to December 2017 are allowed to continue using such devices in place of ELDs until December 2019. AOBRs and ELDs are both pieces of hardware that connect to a tractor’s engine to record movement and the driver’s HOS. However, ELDs capture and display more data than AOBRs. Most large carriers adopted ELDs or AOBRs in their fleet well before the December 2017 mandate. We have used AOBRs in our entire fleet since 2011 and have adapted our network and customer base to the utilization constraints. Enforcement of the ELD mandate was phased in, as states did not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. Leading up to the final enforcement date and following the initial implementation date and limited enforcement period in early 2018, freight demand has increased significantly as compared to 2016 and early months of 2017 as major shippers have moved to lock in trucking capacity and avoid the risk of fluctuating spot market freight rates.

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

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $0.5 million or $2.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of these amounts, for any individual claim, are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. In addition, we maintain primary and excess coverage for employee health insurance and catastrophic physical damage coverage is carried to protect against natural disasters. Finally, we act as a self-insurer for any physical damage to our tractors and trailers.

Regulation

We are a common and contract motor carrier regulated by the DOT and various state and local agencies.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and HOS.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' HOS, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS.  Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. While the FMCSA has proposed and implemented such changes in the past, no such changes are currently formally proposed. However, the FMCSA recently indicated it may soon be soliciting feedback from industry stakeholders regarding future HOS changes. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

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

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data, and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when, and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

The FMCSA published a final rule in December 2015 that required the use of ELDs or AOBRs by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule was phased in, as states did not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. The use of AOBRs is permitted until December 2019, at which time the use of ELDs is required. Since we had proactively installed AOBRs on 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We expect to have ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective HOS enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to HOS requirements and may further reduce industry capacity.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the America Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S. Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives. Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Our use of independent contractors is not significant to our total operations.

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

In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider Congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published shortly after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which were characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which impact the pool of available drivers and our driver compensation costs;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather and railroad or ports congestion;

•	changes in interest rates;

•	rising costs of healthcare;

•	global currency markets and the relative strength of the U.S. Dollar and potential impacts to certain customers' financial strength and overall freight demand; and

•	industry compliance with ongoing regulatory requirements; and

•	global supply and demand for crude oil and its impact on domestic fuel costs.

Economic conditions that decrease shipping demand and increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the US economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

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

Historically, we have experienced significant growth in revenue and profits, although there have been times, particularly after acquisitions, when our revenue and/or profitability decreased. There can be no assurance that our business will grow in a similar fashion in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

We have established terminals throughout the contiguous U.S. in order to serve markets in various regions. These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development and establishing terminals and operations in new markets could require more time, resources or a more substantial financial commitment than anticipated. Should the growth in our regional operations stagnate or decline, the results of our operations could be adversely affected. If we seek to further expand, it may become more difficult to identify large cities that can support a terminal and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth and fewer drivers and non-driver personnel to support the terminal. We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations and customer relationships and appropriate freight rates in new markets could be challenging to attain. We may not be able to duplicate or sustain our operating strategy and establishing service centers or terminals and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated. These challenges may negatively impact our growth, which could have a materially adverse effect on our ability to execute our business strategy and our results of operations.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations.  These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

•	economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers' ability to compete with us;

•	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

•	the Heartland brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified),which could result in the loss of value attributable to our brand and reduced demand for our services; and

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from our major customers.  For the years ended December 31, 2018, 2017, and 2016, our top 25 customers, based on operating revenue, accounted for approximately 75%, 72%, and 76%, respectively, of our operating revenue, and certain individual customers accounted for more than 5% of our operating revenue, and one was in excess of 10% of our operating revenue in 2018, 2017 and 2016. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms of our contracts. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

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

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in 2013 we entered into an unsecured credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”), which was amended in August 2018 and currently provides for an unsecured revolving line of credit with the flexibility to borrow up to $100.0 million and provides for an additional $100.0 million of borrowing capacity based on defined provisions in the agreement. We had no outstanding borrowings as of December 31, 2018. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement, or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy. Further, if borrowings under the Credit Agreement become unavailable and we need to obtain financing from other sources, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement, or to secure financing at all, which could have adverse consequences on our future operations.

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

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases, if any, in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers.

Credit markets may weaken at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions, rating agency actions, and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and decreased demand for and value of used equipment could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors and trailers.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. More restrictive regulations related to emissions and fuel efficiency standards have required vendors to introduce new engines and will require more fuel-efficient trailers.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.

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

Because our operations are dependent upon fuel, significant increases in fuel costs, fuel shortages, rationings, or supply disruptions could materially and adversely affect our results of operations and financial condition, particularly if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows and lead to fluctuations in our levels of reimbursement, which have occurred in the past. In addition, the terms of each customer's fuel surcharge agreement vary, and certain customers have sought to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. During periods of low freight volumes, customers may use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that our fuel surcharge programs can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge programs.

Increases in driver compensation or difficulties in attracting and retaining qualified drivers, including independent contractors, may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe the implementation of the 2015 ELD Rule in December 2017 has and may further tighten such market. We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

While the size of our independent contractor fleet has been significantly reduced, independent contractors have historically comprised a portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the U.S. pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing, driver safety performance, and HOS. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size and gross vehicle weight limits, HOS, drug and alcohol testing and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations. The Regulation section in Item 1 of this Annual Report discusses several proposed, pending, and final regulations that could significantly impact our business and operations.

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

In December 2015, Congress passed the FAST Act, which directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data, and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards. The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements could result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider Congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published shortly after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards. In addition, future additional emission regulations are possible. In February 2017, CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability.  Any federal, state, or local regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results. Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

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

We are highly dependent upon the services of several executive officers and key management employees. The loss of any of their services could have a negative impact on our operations and profitability. We currently do not have employment agreements with any of our key employees or executive officers. Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to develop and retain a core group of managers could have a materially adverse effect on our business.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. Our business results in a substantial number of claims and litigation related to workers’ compensation, auto liability, general liability, cargo and property damage claims, personal injuries, and employment issues as well as employees’ health insurance. We self-insure for a portion of our claims, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. See Note 7 of the consolidated financial statements for more information regarding our self-insured retention amounts. We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses over our reserved amounts. If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. As a result, our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

We depend on the proper functioning and availability of our management information and communication systems and other technology assets (and the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches, or an inability to effectively upgrade such systems and assets could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

Our business depends on the efficient and uninterrupted operation of our information and communications systems and other technology assets, including the data contained therein and our communication system with our fleet of revenue equipment. We currently use a centralized computer network and regular communication to achieve system-wide load coordination. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively.

Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems, there can be no assurance that such measures will be effective. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A security breach (including cyberattacks) could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 45% of our common stock, and their interests may conflict with the interests of our other stockholders. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could allow the Gerdin family to prevent or could discourage or delay a change of control, which other stockholders may favor. Further, our bylaws have been amended to “opt out” of the Nevada control share statute. Accordingly, an acquisition of more than a majority of our common stock by the Gerdin family will not result in certain shares in excess of a majority losing their voting rights and may enhance the Gerdin family's ability to exercise control over decisions affecting us. The interests of the Gerdin family may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

The market price of our common stock may be volatile.

The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include, among other items: the perceived prospects of our business and our industry as a whole; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections, including such analysts’ outlook on our industry as a whole; actions or announcements by our competitors; changes in the regulatory environment in which we operate; significant sales or hedging of shares by a principal stockholder; actions taken by stockholders that may be contrary to the Board of Director’s recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

We previously identified material weaknesses in our internal control over financial reporting, which we believe have now been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We previously identified material weaknesses as of December 31, 2017, in our internal control over financial reporting due to ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed (collectively, the “2017 Material

Weaknesses”). Although we believe we have remediated the 2017 Material Weaknesses, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. In addition, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. If (i) we subsequently determine that we failed to adequately remediate the 2017 Material Weaknesses, (ii) we identify any other material weaknesses in our internal control over financial reporting, or (iii) we fail to improve our disclosure controls and procedures or internal control over financial reporting, investors may lose confidence in our financial statements and/or our stock price may decline.

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

These types of cases have increased since March 2014 when the Ninth Circuit Court of Appeals held that the application of California state wage and hour laws to interstate truck drivers is not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, we, along with other companies in the industry, are subject to an uneven patchwork of state and local laws throughout the U.S. In the past, federal legislation has been proposed to solidify the preemption of certain state and local laws applied to interstate truck drivers; however, passage of such legislation is uncertain. If such federal legislation is not passed, we may either need to comply with the most restrictive state and local laws across our entire fleet, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

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

In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2018, we had goodwill of $132.4 million and other intangible assets of $14.5 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

The following table provides information regarding our terminal facilities:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, Georgia	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Fontana, California (1)	Yes	Yes	Yes	Leased
Frederick, Colorado	Yes	Yes	Yes	Owned
Green Bay, Wisconsin	Yes	No	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (2)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Tacoma, Washington	Yes	Yes	Yes	Leased
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
Wilsonville, Oregon	Yes	Yes	Yes	Leased
(1) Location and related lease terminates on February 28, 2019.
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

Trading Symbol

Our common stock trades on The NASDAQ Global Select Market under the symbol HTLD.

As of February 15, 2019, we had 195 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2018 following the additional authorization of 5.0 million shares by our Board of Directors on May 10, 2018. There were 1.4 million shares repurchased in the open market during the year ended December 31, 2018, zero shares in 2017, and 0.9 million shares repurchased during 2016. Shares repurchased during 2018 and 2016 were accounted for as treasury stock. We have omitted tabular disclosure of share repurchases given that, during the fourth quarter of 2018, no significant repurchases were made and the number of shares authorized for repurchase was 6.9 million.

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

The following table summarizes, as of December 31, 2018, information about the Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	26,500	—	351,736
Total	26,500	—	351,736

Column (a) represents unvested restricted stock awards outstanding under the Plan as of December 31, 2018. The weighted average stock price on the date of grant for outstanding restricted stock awards was $21.31, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the Plan as of December 31, 2018. We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2018	2017 (1)	2016	2015	2014
Statements of Income Data:
Operating revenue	$610,803	$607,336	$612,937	$736,345	$871,355
Operating expenses:
Salaries, wages, and benefits	227,872	236,872	231,980	277,318	278,126
Rent and purchased transportation	18,700	30,002	23,485	34,489	51,950
Fuel	110,536	104,381	91,494	123,714	219,261
Operations and maintenance	27,143	29,609	26,159	34,025	39,052
Operating taxes and licenses	16,390	16,615	15,559	18,095	20,370
Insurance and claims	17,227	18,850	24,449	21,618	17,946
Communications and utilities	6,086	5,781	4,485	6,001	6,494
Depreciation and amortization	100,519	103,690	105,578	110,973	108,566
Other operating expenses	21,506	24,666	13,385	28,572	31,266
Gain on disposal of property and equipment	(24,963)	(26,674)	(9,205)	(35,040)	(33,544)
	521,016	543,792	527,369	619,765	739,487
Operating income	89,787	63,544	85,568	116,580	131,868
Interest income	2,130	1,129	481	210	195
Interest expense	—	(175)	—	(19)	(446)
Income before income taxes	91,917	64,498	86,049	116,771	131,617
Federal and state income taxes	19,240	(10,675)	29,663	43,715	46,783
Net income	$72,677	$75,173	$56,386	$73,056	$84,834
Weighted average shares outstanding (2)
Basic	82,378	83,298	83,297	86,974	87,748
Diluted	82,410	83,336	83,365	87,109	87,923
Earnings per share
Basic	$0.88	$0.90	$0.68	$0.84	$0.97
Diluted	$0.88	$0.90	$0.68	$0.84	$0.96
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet data:
Net working capital	$167,813	$95,514	$136,577	$70,276	$81,944
Total assets	806,213	789,127	738,228	736,030	759,994
Long-term debt (3)	—	—	—	—	24,600
Stockholders' equity	$615,972	$574,645	$505,826	$469,928	$476,587

(1)	We acquired 100% of the outstanding stock of IDC in July 2017. Therefore, our operating results for the year ended December 31, 2017, include the operating results of IDC for only the period of July 6, 2017, to December 31, 2017.

(2)	The difference between basic and diluted weighted average shares outstanding is due to the effect of unvested restricted stock granted under the 2011 Restricted Stock Award Plan.

(3)	During 2013 we entered into an unsecured reducing line of credit agreement and was later amended to provide an unsecured revolving line of credit. Maximum borrowing capacity as of December 31, 2018 was $100.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $89.3 million under such line of credit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future acquisitions and dispositions of revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, expected rent expense, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, expected regulatory action and the impact of regulatory changes, future inflation, future share dividends and repurchases, if any, fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “may,” “could,” "plans," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Recent Developments

In 2018, we generated operating revenues of $610.8 million, including fuel surcharges, net income of $72.7 million, and basic net income per share of $0.88 on basic weighted average outstanding shares of 82.4 million. This compared to operating revenues of $607.3 million, including fuel surcharges, net income of $75.2 million, and basic net income per share of $0.90 on basic weighted average shares of 83.3 million in 2017. The 2017 results included a $32.8 million favorable impact to income tax expense and net income due to the enacted tax rate changes related to the federal Tax Cuts and Jobs Act of 2017 (the "Tax Act"). We posted an 85.3% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2018, compared to 89.5% for the same period of 2017, and a 11.9% net margin (which represents net income as a percentage of operating revenues) for 2018, compared to 12.4% in the same period of 2017. The Tax Act amounts recorded in the fourth quarter of 2017 did not impact the operating ratio as the tax change was reflected in federal and state income tax expense which is not part of operating expenses. We posted an 82.9% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2018 compared to 88.1% for the same period of 2017. We had total assets of $806.2 million at December 31, 2018. We achieved a return on assets of 9.0% and a return on equity of 12.2% over the year ended December 31, 2018, compared to 9.7% and 13.9% respectively, for 2017.
(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2018	2017
	(in thousands)

Operating revenue	$610,803	$607,336
Less: Fuel surcharge revenue (non-GAAP)	85,258	72,485
Operating revenue excluding fuel surcharge revenue	525,545	534,851

Operating expenses	521,016	543,792
Less: Fuel surcharge revenue (non-GAAP)	85,258	72,485
Adjusted operating expenses	435,758	471,307

Operating income	$89,787	$63,544
Operating ratio	85.3%	89.5%
Adjusted operating ratio (non-GAAP)	82.9%	88.1%

(a) Operating revenue excluding fuel surcharge revenue and adjusted operating ratio as reported in this annual report are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Our cash flow from operating activities for the twelve months ended December 31, 2018 was $146.5 million or 24.0% of operating revenues, compared to $109.5 million or 18.0% of operating revenues in 2017.  During 2018, we used $37.8 million in net investing cash flows, which was primarily used for $38.5 million of net purchases of revenue equipment. We used $31.9 million in financing activities including $25.1 million used for repurchases of our common stock and $6.6 million was used to pay dividends to our shareholders during 2018. As a result, our cash, cash equivalents, and restricted cash increased by $76.8 million during the year ended December 31, 2018 to $182.9 million, with no outstanding debt.

The demand for freight services generally slowed throughout 2016 as industry capacity outpaced freight demand for the majority of the year. In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. The 2016 trends continued in the first half of 2017. The second half of 2017 saw a favorable improvement, with strong demand and tightening capacity through the end of the year. This trend picked up additional momentum as freight demand was strong throughout the full year of 2018. Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations were implemented to mandate the use of ELDs across our industry. Like most large carriers, we have used AOBRs in our entire fleet for several years and have adapted our network and customer base to the utilization constraints. Leading up to this final implementation and following the initial implementation date and enforcement period in 2018, freight demand has increased significantly as compared to 2016 and early months of 2017 as major shippers have moved to lock in trucking capacity and avoid the risk of fluctuating spot market freight rates.  We expect the industry trends experienced in 2018 will likely continue at levels higher than levels experienced in 2016 and early 2017 but not as strong as the general freight demand experienced in 2018.

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

When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. During periods of slower growth, we have deployed available cash toward dividends and stock repurchases. For the periods ended December 31, 2018, our operating cash flows as a percentage of operating revenues five-year average was 22.5%, our three-year average was 22.5%, and most recently for 2018 was 24.0%.

Tractor Strategy and Depreciation

Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, better driver comfort, and enhance dependability. In addition, we seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our tractors for financial reporting purposes predominately using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform through fluctuations in average tractor fleet age. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in earnings due to gains on sale of equipment. At December 31, 2018, our tractor fleet had an average age of 1.3 years and our trailer fleet had an average age of 3.5 years. We expect the age of our trailer fleet to decrease slightly and the age of our tractor fleet to increase slightly to the 2018 average age in 2019 based on estimated net capital expenditures in 2019.

Fuel Costs

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2016, 2017, and 2018 were, $2.31, $2.66, and $3.18, respectively. The average price per gallon in 2019, through February 18, 2019, was $2.98. Although the average price per gallon in 2016 was the lowest it has been since 2009, fuel prices rose later in 2016 and continued to rise in 2017.  Fuel prices also rose during portions of 2018 but was more stable relative to the other two years. We cannot predict what fuel prices will be throughout 2019. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.  At December 31, 2018, nearly all of our over-the-road sleeper berth tractor fleet was equipped with idle management controls and all future purchases of over-the-road tractors are expected to be equipped with idle management controls.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.3%	39.0%	37.8%
Rent and purchased transportation	3.1	4.9	3.8
Fuel	18.1	17.2	14.9
Operations and maintenance	4.4	4.9	4.3
Operating taxes and licenses	2.7	2.7	2.5
Insurance and claims	2.8	3.1	4.0
Communications and utilities	1.0	1.0	0.7
Depreciation and amortization	16.5	17.1	17.2
Other operating expenses	3.5	4.1	2.2
Gain on disposal of property and equipment	(4.1)	(4.4)	(1.5)
	85.3%	89.5%	86.0%
Operating income	14.7%	10.5%	14.0%
Interest income	0.3%	0.2%	0.1%
Interest expense	0.0%	0.0%	0.0%
Income before income taxes	15.0%	10.6%	14.0%
Income taxes	3.1	(1.8)	4.8
Net income	11.9%	12.4%	9.2%

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Operating revenue increased $3.5 million (0.6%), to $610.8 million for the year ended December 31, 2018 from $607.3 million for the year ended December 31, 2017.  The increase in revenue was the net result of an increase in fuel surcharge revenue of $12.8 million partially offset by a decrease in trucking and other revenues of $9.3 million. IDC contributed approximately 33% of the operating revenues during the period July 6, 2017 to September 30, 2017 prior to being merged into Heartland Express, Inc. of Iowa on October 1, 2017. Non-asset based brokerage services revenue, included in trucking revenues, was 1.4% of gross revenues for 2017.  We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2017, we acquired IDC and the additional drivers and operations created initial growth to our operating fleet during the third and fourth quarter. The increase in revenues from IDC was more than offset by fewer miles driven by our legacy drivers due to attrition as well as the decisions to discontinue non-asset based revenue in 2017. We expect there to be a favorable balance between demand and capacity during 2019 but at a more moderate rate than was experienced in 2018. We also expect driver recruiting and retention to be a challenge during 2019 given the driver demographics in our industry and will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation.

Our operating revenues are reviewed regularly on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and other services decrease was the result of a decrease in loaded miles partially offset by an increase in the rate per loaded mile, as well as an $8.7 million reduction in non-asset based brokerage services revenue as compared to 2017.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of an increase in average DOE diesel fuel prices of 19.8% during 2018 compared to 2017, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits decreased $9.0 million (3.8%), to $227.9 million for the year ended December 31, 2018 from $236.9 million in the 2017 period.  Salaries, wages, and benefits decreased primarily due to attrition of drivers and less miles driven during 2018 as well as a decline in non-driver employees and related benefit costs for both groups, offset by driver pay increases. To address the demand for drivers across our industry, the Company implemented a driver wage increase effective October 2017 and then an additional driver wage increase that was effective July 2018. This equated to an approximate average increase of 5% per driver for each wage increase on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation decreased $11.3 million (37.7%), to $18.7 million for the year ended December 31, 2018 from $30.0 million in the comparable period of 2017.  The decrease was attributable to a decrease in amounts paid to third party carriers on brokered loads of $5.5 million, a decrease in amounts paid to independent contractors of $3.7 million, and a net decrease in amounts paid for operating leases of revenue equipment and leased property expense of $2.1 million. The decrease in amounts paid to third party broker expense was due to discontinuing the non-asset based brokerage services in 2017 as compared to no brokerage operations in 2018. The decrease in amounts paid to independent contractors was due to fewer miles driven by independent contractors. During the year ended December 31, 2018, independent contractors accounted for 2.1% of the total fleet miles compared to 3.3% for the same period of 2017. The decreases in operating leases of revenue equipment and leased terminal property expense was due to an effort to remove leased revenue equipment acquired from IDC from our operating fleet and decreasing the number of leased terminal locations during 2018.  We expect our rent expense related to revenue equipment and terminal locations will be further reduced in 2019 resulting from executed and expected lease terminations.

Fuel increased $6.1 million (5.9%), to $110.5 million for the year ended December 31, 2018 from $104.4 million for the same period of 2017. The increase was primarily the result of a 19.8% increase in the average diesel price per gallon as reported by the DOE. In addition, offsetting reductions were due to fewer miles driven and increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies.

Depreciation and amortization decreased $3.2 million (3.1%), to $100.5 million during the year ended December 31, 2018 from $103.7 million in the same period of 2017.  The decrease is attributable to a decrease in the amount of tractor and trailer depreciation expense and decreased intangible amortization expense related to the IDC acquisition. Tractor depreciation decreased $2.1 million due to a 10.7% decrease in the average number of units being depreciated partially offset by an increase in depreciation expense per unit during the year ended December 31, 2018, compared to the same period of 2017. Trailer depreciation decreased $0.7 million due to a 7.8% decrease in the average number of units being depreciated partially offset by an increase in the depreciation expense per unit during the year ended December 31, 2018, compared to the same period of 2017. Intangible amortization and other depreciation expense decreased $0.4 million during this same period.

Operating and maintenance expense decreased $2.5 million (8.3%), to $27.1 million during the year ended December 31, 2018, from $29.6 million in the same period of 2017. Operating and maintenance costs decreased mainly due to the decrease in miles driven and the decrease in maintenance activity to prepare revenue equipment for sale during 2018 as there was a 10% decline in the amount of trailers and tractors sold during 2018 as compared to 2017.

Operating taxes and licenses expense decreased $0.2 million (1.4%), to $16.4 million during the year ended December 31, 2018 from $16.6 million in 2017, due to a lower number of revenue equipment units (tractors and trailers) licensed in 2018 as compared to 2017.

Insurance and claims expense decreased $1.7 million (8.8%), to $17.2 million during the year ended December 31, 2018 from $18.9 million in 2017, due to decreased severity and frequency of claims in 2018.

Other operating expenses decreased $3.2 million (12.8%), to $21.5 million, during the year ended December 31, 2018 from $24.7 million in 2017, due to various driver related expenses due to less miles driven and lower professional services in 2018 as compared to 2017. The decrease in professional services was mainly related to our acquisition of IDC in 2017 which did not recur in 2018.

Gains on the disposal of property and equipment decreased $1.7 million (6.4%), to $25.0 million during the year ended December 31, 2018, from $26.7 million in the same period of 2017.  The decrease was mainly the combined net effect of a decrease of $2.5 million in gains on tractor equipment sales partially offset by a $0.8 million increase in gains on sales of trailer equipment and other property. The decrease in gains on sales of tractor equipment was due to a 15% decline in gains per tractor sold as compared to 2017. The offsetting increase in gains on trailer sales was due to a 23% increase in gains per unit sold in 2018 as compared to 2017. We currently anticipate tractor and trailer equipment sale activity to increase comparable to 2018 during 2019 as we expect to continue to refresh our operating fleet with total gains estimated to be in the range of $25 to $30 million, based on current used equipment prices and our anticipated timing of equipment sales but note that the used equipment market can be volatile and could impact these expectations.

Our effective tax rate was 20.9% and (16.6)% for years ended December 31, 2018 and 2017, respectively.  The increase in the effective tax rate for 2018 is primarily attributable to a favorable tax adjustment in 2017 that was a revaluation of previously recorded deferred tax liabilities based on a lower expected tax rate when the deferred tax liabilities are expected to reverse as a result of the Tax Act recorded in 2017. There was a $32.8 million ($0.39 earnings per share) favorable impact to income tax expense during 2017 due to the enacted tax rate changes related to the Tax Act, with no similar adjustment in 2018.

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

Our operating revenues are reviewed regularly on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The net trucking revenue and other services decrease was the result of a

1.4% decrease in loaded miles slightly offset by an increase in the rate per loaded mile, as well as a 43.7% reduction in non-asset based brokerage services revenue as compared to 2016.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of an increase in average DOE diesel fuel prices of 15.0% during 2017 compared to 2016, as reported by the DOE offset by decreased loaded miles during the same period.

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

Depreciation and amortization decreased $1.9 million (1.8%), to $103.7 million during the year ended December 31, 2017 from $105.6 million in the same period of 2016.  The net decrease is mainly attributable to a decrease in the amount of tractor depreciation expense partially offset by increased intangible amortization expense related to the IDC acquisition. Tractor depreciation decreased $3.6 million due to a 2% decrease in the average depreciation expense per unit during the year ended December 31, 2017, compared to the same period of 2016. Compared to 2016, intangible amortization expense increased $0.9 million and trailer and other equipment depreciation increased $0.8 million due mainly to the IDC acquisition and a 4.5% increase in the number of trailers depreciated during the year ended December 31, 2017.

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

Our effective tax rate was (16.6)% and 34.5% for years ended December 31, 2017 and 2016, respectively.  The decrease in the effective tax rate for 2017 is primarily attributable to a revaluation of previously recorded deferred tax liabilities based on a lower expected tax rate when the deferred tax liabilities are expected to reverse as a result of the Tax Act. There was a $32.8 million ($0.39 earnings per share) favorable impact to income tax expense during 2017 due to the enacted tax rate changes related to the Tax Act.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2018 and 2017 was cash flow generated from operating activities. During 2017, we were able to fund the acquisition of IDC and revenue equipment purchases with cash on hand and cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the line of credit. At December 31, 2018, we had $161.4 million in cash and cash equivalents, no outstanding debt, and $89.3 million available borrowing capacity on the line of credit.

Operating cash flow for 2018 was $146.5 million compared to $109.5 million for 2017.  This was primarily a net result of a $2.5 million decrease due to lower net income, $29.0 million net increase of non-working capital items, and increases of working capital items of $10.5 million. Cash flows from operating activities during 2017 were $109.5 million compared to $155.8 million during the same period of 2016.  This was primarily a result of a $23.2 million decrease due to lower net income, net of non-working capital items, and decreases of working capital items of $22.9 million. Cash flow from operating activities was 24.0% of operating revenues for the year ended December 31, 2018, compared to 18.0% and 25.4%, respectively, for the same periods of 2017 and 2016.

Cash flows used in investing activities was $37.8 million during 2018, representing a decrease in cash used of $85.7 million compared to cash flows used in investing activities of $123.5 million during 2017.  The decrease in cash used in investing activities was mainly the result of $86.7 million used to acquire IDC in 2017 which did not occur in 2018. Cash flows used in investing activities was $123.5 million during 2017, an increase in cash used of $94.7 million compared to cash flows used in investing activities of $28.8 million during 2016.  The increase in cash used in investing activities was mainly the result of $86.7 million to acquire IDC (net of cash acquired) and an increase in net capital expenditures (cash used in equipment purchases less cash provided from equipment sales) of $7.7 million. We currently anticipate net capital expenditures to be approximately $80 million to $100 million for 2019, which relates to tractor and trailer purchases and terminal development projects throughout 2019.

Cash flows used in financing activities increased $1.7 million in 2018 compared to 2017. This was due to the net effect of $25.1 million used for repurchases of our common stock during 2018 offset by $23.3 million less cash used for repayments of debt which was acquired as part of the IDC acquisition in 2017. There were no repayments of debt during 2018 as we had no indebtedness. Cash flows used in financing activities increased $8.8 million in 2017 compared to 2016. During 2017, we had repayments of $23.3 million for debt acquired from IDC offset by $14.7 million less paid to repurchase shares of our common stock as compared to 2016. We had no debt repayments in 2016 as we had no indebtedness. In addition, we declared and paid $6.6 million of dividends to our shareholders in 2018 and $6.7 million in 2017 and 2016.

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2018 and the program has no expiration date. There were 1.4 million shares repurchased in the open market during the year ended December 31, 2018, no shares in 2017, and 0.9 million shares during 2016. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $12.8 million in 2018, compared with $21.9 million during 2017, and $35.5 million paid in 2016. The income tax payments in 2018 decreased from 2017 due mainly to a reduction in the federal tax rate as well as changes in allowed accelerated tax deductions for equipment purchases enacted by the Tax Act. The decrease in 2017 income tax payments compared to 2016 is primarily due to reduced taxable income and additional tax depreciation expense resulting from the acquisition of IDC.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2018.

Off-Balance Sheet Transactions

The Company’s liquidity and financial condition is not materially affected by off-balance sheet transactions. As of December 31, 2018, all remaining lease obligations relate to revenue equipment acquired from IDC and terminal facilities. Operating lease expense during 2018 was $9.8 million compared to $11.9 million in 2017.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2018.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$89.0	$89.0	$—	$—	$—
Obligations for unrecognized tax benefits (2)	5.6	—	—	—	5.6
	$94.6	$89.0	$—	$—	$5.6

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties.  We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2018, we had a total of $4.6 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2018.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.0 million at December 31, 2018, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2018
(in thousands)
Gross unrecognized tax benefits	$4,585
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	992
Obligations for unrecognized tax benefits	$5,577

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is a decrease of approximately $0.7 million to an increase of $0.3 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2015 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

As of December 31, 2018, we did not have any capital lease obligations and our operating lease commitments were not significant.

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

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2018, 2017, and 2016.

Goodwill and other intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2018, the Company’s assessment of qualitative factors confirmed our conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2018, 2017, and 2016.

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

Income taxes

Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. On December 22, 2017, the U.S. Congress enacted the Tax Act, which made significant changes to U.S. federal income tax law, including a reduction in the federal corporate tax rate to 21% effective January 1, 2018. Under U.S. GAAP, we are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Act resulted in the recognition of a deferred tax benefit of $32.8 million at December 31, 2017.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We are exposed to market risk changes in interest rates during periods when we have outstanding borrowings and from changes in commodity prices, primarily fuel and rubber. We do not currently use derivative financial instruments for risk management purposes, although we have used instruments in the past for fuel price risk management, and do not use them for either speculation or trading. Because substantially all of our operations are confined to the U.S., we are not directly subject to a material foreign currency risk.

Interest Rate Risk

We had no debt outstanding at December 31, 2018. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2018, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2018 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $5.6 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2019, a 10% increase in the price of tires would increase our tire purchase expense by $1.5 million, resulting in a corresponding decrease in income before income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of Grant Thornton, LLP and KPMG LLP, our independent registered public accounting firms, our consolidated financial statements, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – As previously disclosed under “Item 9A - Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2017 as a result of the existence of material weaknesses in such controls. Management developed and implemented a remediation plan, which included enhanced communication of our internal control testing approach, procedures, assessment of changes and documentation through leveraging both internal members of management and external resources. Further, we implemented and enhanced controls to address and maintain documentation of completeness and accuracy of system generated information used to support the effective operation of the controls and we improved the user access and segregation of duties in relation to the general controls over technology. Specifically, we have improved the documentation of our internal controls related to management's review of financial statement accounts which includes maintaining documentation of (i) the review of non-standard manual journal entries and (ii) the level of precision and materiality of review procedures performed. We have implemented more frequent and robust monitoring and testing of user access and segregation of duties within our information systems. We have implemented changes to address information technology general controls, specifically in the areas of user access and change management. We have increased our communication regarding the importance of internal controls and testing within our organization and with our Audit Committee. We have updated the design of our internal controls over the allocation of purchase price and valuation of assets acquired and liabilities assumed, specifically regarding leases, in order to leverage these controls for future acquisitions. We utilized a third-party consultant and completed updates and enhanced the documentation of our internal controls and implemented improvements to our risk assessment and ongoing internal testing of internal controls. The Company, after completing its testing of the design and operating effectiveness of the controls included in the remediation plan, has concluded that it has remediated the previously identified material weaknesses as of December 31, 2018.

Except for the implementation of the remediation measures noted above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 16, 2019 (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2018, 2017, and 2016	S-1

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

(b)        Exhibits.  The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated November 11, 2013, by and among Gordon Trucking, Inc., the Stockholders of Gordon Trucking, Inc., Heartland Express, Inc. of Iowa, Heartland Express, Inc. in its capacity as guarantor and Larry Gordon, in his capacity as Sellers' Representative. Incorporated by reference to Exhibit 2.1 to the Company's Form 10-K, for the year ended December 31, 2013.
2.2	Stock Purchase Agreement, dated July 6, 2017, by and among Saltchuk Resources, Inc., Interstate Distributor Co., Heartland Express, Inc. of Iowa, and Heartland Express, Inc., in its capacity as guarantor. Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.)
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013.
10.5	First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2018.
16	Letter from KPMG LLP dated March 13, 2018. Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on March 13, 2018.
21**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 21, 2019	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, Secretary and Chief Financial Officer (Principal Accounting and Financial Officer)	February 21, 2019
Christopher A. Strain

/s/ Benjamin J. Allen	Director	February 21, 2019
Benjamin J. Allen

/s/ Larry J. Gordon	Director	February 21, 2019
Larry J. Gordon

/s/ Tahira K. Hira	Director	February 21, 2019
Tahira K. Hira

/s/ Brenda S. Neville	Director	February 21, 2019
Brenda S. Neville

/s/ James G. Pratt	Director	February 21, 2019
James G. Pratt

/s/ Michael J. Sullivan	Director	February 21, 2019
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2019 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Tulsa, Oklahoma
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Heartland Express, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
•Ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and
•Ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed.

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

/s/ KPMG LLP

Des Moines, Iowa
March 1, 2018

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	161,448	$75,378
Trade receivables, net	48,955	64,293
Prepaid tires	9,378	10,989
Other current assets	12,551	13,782
Income tax receivable	170	6,393
Total current assets	232,502	170,835
PROPERTY AND EQUIPMENT
Land and land improvements	46,095	40,283
Buildings	57,505	48,657
Leasehold improvements	437	2,208
Furniture and fixtures	3,057	3,437
Shop and service equipment	10,968	12,202
Revenue equipment	479,068	555,980
Construction in progress	6,540	3,996
	603,670	666,763
Less accumulated depreciation	$200,550	223,901
Property and equipment, net	403,120	442,862
GOODWILL	132,410	132,410
OTHER INTANGIBLES, NET	14,494	17,022
DEFERRED INCOME TAXES, NET	4,535	1,737
OTHER ASSETS	19,152	24,261
	$806,213	$789,127
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,552	$14,366
Compensation and benefits	22,558	26,752
Insurance accruals	22,130	21,368
Other accruals	9,449	12,835
Total current liabilities	64,689	75,321
LONG-TERM LIABILITIES
Income taxes payable	5,577	8,147
Deferred income taxes, net	71,041	65,488
Insurance accruals less current portion	48,934	65,526
Total long-term liabilities	125,552	139,161
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2018 and 2017; outstanding 81,930 and 83,303 in 2018 and 2017, respectively	907	907
Additional paid-in capital	3,454	3,518
Retained earnings	760,262	694,174
Treasury stock, at cost; 8,759 and 7,386 shares in 2018 and 2017, respectively	(148,651)	(123,954)
	615,972	574,645
	$806,213	$789,127

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2018	2017	2016

OPERATING REVENUE	$610,803	$607,336	$612,937

OPERATING EXPENSES
Salaries, wages and benefits	227,872	236,872	231,980
Rent and purchased transportation	18,700	30,002	23,485
Fuel	110,536	104,381	91,494
Operations and maintenance	27,143	29,609	26,159
Operating taxes and licenses	16,390	16,615	15,559
Insurance and claims	17,227	18,850	24,449
Communications and utilities	6,086	5,781	4,485
Depreciation and amortization	100,519	103,690	105,578
Other operating expenses	21,506	24,666	13,385
Gain on disposal of property and equipment	(24,963)	(26,674)	(9,205)
	521,016	543,792	527,369

Operating income	89,787	63,544	85,568

Interest income	2,130	1,129	481

Interest expense	—	(175)	—

Income before income taxes	91,917	64,498	86,049

Federal and state income tax (benefit) expense	19,240	(10,675)	29,663

Net income	$72,677	$75,173	$56,386
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$72,677	$75,173	$56,386

Net income per share
Basic	$0.88	$0.90	$0.68
Diluted	$0.88	$0.90	$0.68

Weighted average shares outstanding
Basic	82,378	83,298	83,297
Diluted	82,410	83,336	83,365

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2016	$907	$4,126	$575,948	$(111,053)	$469,928
Net income	—	—	56,386	—	56,386
Dividends on common stock, $0.08 per share	—	—	(6,666)	—	(6,666)
Repurchases of common stock	—	—	—	(14,678)	(14,678)
Stock-based compensation, net of tax	—	(693)	—	1,549	856
Balance, December 31, 2016	907	3,433	625,668	(124,182)	505,826
Net income	—	—	75,173	—	75,173
Dividends on common stock, $0.08 per share	—	—	(6,667)	—	(6,667)
Stock-based compensation, net of tax	—	85	—	228	313
Balance, December 31, 2017	907	3,518	694,174	(123,954)	574,645
Net income	—	—	72,677	—	72,677
Dividends on common stock, $0.08 per share	—	—	(6,589)	—	(6,589)
Repurchases of common stock	—	—	—	(25,087)	(25,087)
Stock-based compensation, net of tax	—	(64)	—	390	326
Balance, December 31, 2018	$907	$3,454	$760,262	$(148,651)	$615,972

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2018	2017	2016
Net income	$72,677	$75,173	$56,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,329	103,905	105,580
Deferred income taxes	2,755	(27,121)	(4,584)
Stock-based compensation expense	539	511	—
Amortization of stock-based compensation, net of tax	—	—	856
Gain on disposal of property and equipment	(24,963)	(26,674)	(9,205)
Changes in certain working capital items (net of acquisition):
Trade receivables	15,338	15,239	14,165
Prepaid expenses and other current assets	1,227	860	5,017
Accounts payable, accrued liabilities, and accrued expenses	(26,012)	(26,893)	(11,063)
Accrued income taxes	3,653	(5,462)	(1,371)
Net cash provided by operating activities	146,543	109,538	155,781
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	130,752	147,578	57,280
Purchases of property and equipment, net of trades	(169,276)	(184,114)	(86,088)
Acquisition of business, net of cash acquired	—	(86,728)	—
Change in other assets	710	(233)	—
Net cash used in investing activities	(37,814)	(123,497)	(28,808)
FINANCING ACTIVITIES
Cash dividends paid	(6,589)	(6,667)	(6,666)
Shares withheld for employee taxes related to stock-based compensation	(213)	(198)	—
Repayments on acquired debt	—	(23,303)	—
Repurchases of common stock	(25,087)	—	(14,678)
Net cash used in financing activities	(31,889)	(30,168)	(21,344)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,840	(44,127)	105,629
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	106,098	150,225	44,596
End of period	$182,938	$106,098	$150,225
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$153	$—
Cash paid during the period for income taxes, net of refunds	$12,832	$21,909	$35,537
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$1,944	$3,387	$63
Sold revenue equipment in other current assets	$3,783	$869	$160

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2018	2017	2016
Cash and cash equivalents	$161,448	$75,378	$128,507
Restricted cash included in other current assets	$3,105	$7,936	9,335
Restricted cash included in other assets	$18,385	$22,784	12,383
Total cash, cash equivalents and restricted cash	$182,938	$106,098	$150,225

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., and A & M Express, Inc. For the period November 11, 2013 to July 1, 2016, the Company also operated Gordon Trucking, Inc. ("GTI"), which was merged into Heartland Express, Inc. of Iowa effective July 1, 2016. On July 6, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017. Further, effective December 31, 2018, A & M Express, Inc. was merged into Heartland Express, Inc. of Iowa. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset-based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2018 and 2017, restricted and designated cash and investments totaled $21.5 million and $30.7 million, respectively. At December 31, 2018, $3.1 million was included in other current assets and $18.4 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2017 $7.9 million was included in other current assets and $22.8 million was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.5 million and $1.4 million at December 31, 2018 and 2017, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are generally on a net 30 day basis or less.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $0.9 million and $1.5 million at December 31, 2018 and 2017, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.8 and $0.2 million for the years ended December 31, 2018 and 2017, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2018, 2017, and 2016.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $1.8 million, $2.0 million, and $2.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2018, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2018, 2017, and 2016.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no intangible impairment charge was required for the years ended December 31, 2018, 2017, and 2016. See Note 5 for additional information regarding intangible assets.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $4.9 million and $7.0 million are included in other accruals in the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Revenue and Expense Recognition

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment generally within 30 days after the delivery date of the shipment for the majority of our customers.

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.1 million as of December 31, 2018. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2018.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $8.9 million related to all awards granted under the program has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2021.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2018, 2017, and 2016, we granted restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2018, 2017, and 2016 is as follows (in thousands, except per share data):

	2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,677	82,378	$0.88
Effect of restricted stock	—	32
Diluted EPS	$72,677	82,410	$0.88

	2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$75,173	83,298	$0.90
Effect of restricted stock	—	38
Diluted EPS	$75,173	83,336	$0.90

	2016
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,386	83,297	$0.68
Effect of restricted stock	—	68
Diluted EPS	$56,386	83,365	$0.68

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2018 and 2017. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment, but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. Based on our assessment, we believe the impact of the early adoption of the standard will not have a material impact on our financial statements and therefore we intend to adopt the provisions of this standard in 2019 as part of our annual impairment test that will occur in September 2019.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. The provisions of this update are effective for fiscal years beginning after December 15, 2017 and we have adopted this standard using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash and cash equivalents presented to include our restricted cash balances. The changes in restricted cash are presented within investing activities eliminating the change in designated funds for equipment purchases and change in designated funds for claims liabilities line items. The overall impact of the change was an increase to investing cash flows $9.0 million for the twelve months ended December 31, 2017 and $10.4 million for 2016, respectively.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Based on our initial assessment, we believe the impact of adoption of the standard will not have a material impact on our financial statements when adopted in 2020.

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

In July 2018, the FASB issued ASU 2018-10, "Leases (Topic 842) - Codification Improvements" which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. Entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment comparative periods would not be restated, and would instead be presented under the legacy ASC Topic 840 guidance. Under the modified retrospective approach leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. At this time, we have identified January 1, 2019 as our selected date of transition, and the impact of this standard will not have a material impact on our financial statements at January 1, 2019.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. We have selected and have implemented the modified cumulative-effect transition method at January 1, 2018, our date of adoption. The effect of adoption was immaterial to retained earnings at January 1, 2018 and to net income for the twelve month period ended December 31, 2018. See additional discussions on revenue recognition in Note 3.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 37%, 38%, and 40% of operating revenues for the years ended December 31, 2018, 2017, and 2016, respectively. Our five largest customers accounted for approximately 36% and 32% of gross accounts receivable as of December 31, 2018 and 2017, respectively.

There was one customer that accounted for more than 10% of operating revenues for the year ended December 31, 2018 at 12.5%. This customer had accounts receivable of $6.7 million and $7.5 million as of December 31, 2018 and 2017, respectively. One customer accounted for more than 10% of operating revenues at 12.6% and 12.3% for the same periods ended 2017 and 2016, respectively.

Note 3. Revenue Recognition

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment generally within 30 days after the delivery date of the shipment for the majority of our customers.

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.1 million at December 31, 2018. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2018.

Total revenues recorded were $610.8 million, $607.3 million, and $612.9 million for the twelve months ended December 31, 2018, 2017, and 2016, respectively. Fuel surcharge revenues were $85.3 million, $72.5 million, and $58.4 million for the twelve months ended December 31, 2018, 2017, and 2016, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $14.9 million, $24.3 million, and $29.4 million for the twelve months ended December 31, 2018, 2017, and 2016, respectively.

Note 4. Acquisition of Interstate Distributor Co.

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

Acquisition related expenses of $0.9 million are included in the consolidated statement of comprehensive income for the year ended December 31, 2017.

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

The assets and liabilities associated with IDC were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Cash and cash equivalents	$6,316
Trade and other accounts receivable	35,131
Other current assets	2,426
Property and equipment	71,964
Other non-current assets	1,244
Intangible assets	7,800
Goodwill	32,198
Total assets	157,079
Accounts payable, accrued expenses, and current portion of long-term debt	(35,209)
Insurance accruals	(10,826)
Long-term debt	(17,404)
Other accruals	(596)
Total consideration transferred	$93,044

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$93,044
Cash acquired included in historical book value of IDC assets and liabilities	(6,316)
Net cash paid	$86,728

Note 5. Intangible Assets and Goodwill

The following tables summarize the intangible assets subject to amortization for the years ended December 31, 2018 and December 31, 2017.

	2018
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	13,600	2,329	$11,271
Tradename	0.5-6	8,100	7,021	1,079
Covenants not to compete	1-10	4,200	2,056	2,144
		$25,900	$11,406	$14,494

	2017
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	13,600	1,645	$11,955
Tradename	0.5-6	8,100	5,769	2,331
Covenants not to compete	1-10	4,200	1,464	2,736
		$25,900	$8,878	$17,022

Amortization expense for the twelve months ended December 31, 2018 and 2017 was $2.5 million and $2.9 million, respectively, and was included in depreciation and amortization in the consolidated statements of comprehensive income.

Future amortization expense for intangible assets is estimated at $2.3 million for 2019, $1.2 million for 2020, $1.2 million for 2021, and $1.1 million for 2022, and $1.0 million for 2023.

Changes in carrying amount of goodwill during the twelve months ended December 31, 2018 and December 31, 2017 were as follows:

(in thousands)
Balance at December 31, 2016	$100,212
Acquisition	32,198
Balance at December 31, 2017	$132,410
Acquisition	—
Balance at December 31, 2018	$132,410

Note 6.  Long-Term Debt

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit, which was used to assist in the repayment of all debt acquired at the time of acquisition, and which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through October 31, 2018. However, on August 31, 2018, Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provides for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increases the letter of credit subfeature of the Credit Agreement from $20.0 million to $30.0 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. The weighted average variable annual percentage rate is not calculated since no amounts were borrowed and outstanding at December 31, 2018. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants as of and for the year ended December 31, 2018 and December 31, 2017.

We had no long term debt outstanding at December 31, 2018 or 2017. Outstanding letters of credit associated with the revolving line of credit at December 31, 2018 were $10.7 million compared to $3.7 million at December 31, 2017. As of December 31, 2018, availability for future borrowing under the Credit Agreement was $89.3 million compared to $171.3 million at December 31, 2017.

Note 7.  Accident and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $0.5 million or $2.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of these amounts are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for property damage to our tractors and trailers.

We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2018 and December 31, 2017 total deposits in this account were $1.5 million and $1.4 million, respectively. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.  The State of Washington required us to deposit funds into a trust as part of the self-insurance program.

In addition, we have provided insurance carriers with letters of credit totaling approximately $13.2 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2018 or 2017.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2018 and 2017.

Note 8.  Income Taxes

On December 22, 2017, the US Congress enacted the Tax Act, which made significant changes to U.S. federal income tax law, including a reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal and state impacts in the financial statements as of September 30, 2018 and have therefore finalized the accounting for the tax effects of the Tax Act.

Deferred tax assets and liabilities as of December 31 are as follows:

	2018	2017
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$224	$515
Accrued expenses	3,179	6,550
Stock-based compensation	92	156
Insurance accruals	15,415	18,225
State net operating loss carryforward	—	237
Indirect tax benefits of unrecognized tax benefits	963	1,278
Other	2	—
Total gross deferred tax assets	19,875	26,961
Less valuation allowance	—	—
Net deferred tax assets	19,875	26,961
Deferred income tax liabilities:
Property and equipment	(74,794)	(81,322)
Goodwill	(10,319)	(7,984)
Prepaid expenses	(1,268)	(1,406)
	(86,381)	(90,712)
Net deferred tax liability	$(66,506)	$(63,751)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2018 and 2017 as follows:

	2018	2017
	(in thousands)
Noncurrent assets, net	$4,535	$1,737
Long-term liabilities, net	(71,041)	(65,488)
	$(66,506)	$(63,751)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2018 and 2017.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2018	2017	2016
	(in thousands)
Current income taxes:
Federal	$11,985	$17,997	$34,664
State	4,498	(1,495)	454
	16,483	16,502	35,118
Deferred income taxes:
Federal	5,537	(28,020)	(5,291)
State	(2,780)	843	(164)
	2,757	(27,177)	(5,455)
Total	$19,240	$(10,675)	$29,663

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2018	2017	2016
	(in thousands)
Federal tax at statutory rate (21%, 35%, 35% respectively)	$19,302	$22,574	$30,117
State taxes, net of federal benefit	2,200	178	1,135
Permanent differences to return	408	309	(23)
Return to provision adjustment	(1,327)	(325)	(362)
Uncertain income tax penalties and interest, net	(1,067)	(1,208)	(1,473)
Enacted federal tax rate change	—	(32,789)	—
Other	(276)	586	269
	$19,240	$(10,675)	$29,663

At December 31, 2018 and December 31, 2017, we had a total of $4.6 million and $5.8 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $3.6 million and $4.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2018 and December 31, 2017, respectively.  Unrecognized tax benefits were a net decrease of $1.3 million and $2.9 million during the years ended December 31, 2018 and 2017, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of reducing the effective state tax rate during these respective periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.0 million and $2.3 million at December 31, 2018 and December 31, 2017, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2018, 2017 and 2016 was a benefit of approximately $1.4 million, $0.9 million, and $1.5 million respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2018, 2017 and 2016 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(in thousands)
Balance at January 1,	$5,839	$8,751
Additions based on tax positions related to current year	700	135
Reductions for tax positions of prior years	—	(331)
Reductions due to lapse of applicable statute of limitations	(1,954)	(2,699)
Settlements	—	(17)
Balance at December 31,	$4,585	$5,839

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is a decrease of approximately $0.7 million to an increase of $0.3 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2015 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 9.  Operating Leases

We have operating leases for certain revenue equipment during the periods presented related to the GTI and IDC acquisitions. A portion of these leases in 2016 were with a commercial tractor dealership, which is partially owned by one of our board members. Rent expense for these leases, including lease termination payments made in 2018, was $5.0 million, $8.0 million, and $1.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The rent expense for these leases included related-party rental expense totaling $1.0 million for the year ended December 31, 2016. A portion of the leases acquired from IDC were terminated during 2018 and the leases acquired from GTI were terminated in 2016.

We lease certain terminal facilities under operating leases. A portion of these leases were with limited liability companies, whose members included one of our board members, and a commercial tractor dealership whose owners included one of our board members. The related-party rental payments were entered into as a result of a previous acquisition and these leases ended in 2018. Rent expense for terminal facilities were $4.8 million, $3.9 million, and $2.2 million, (including related-party rental expense totaling $0.8 million, $1.6 million, and $1.9 million), for the years ended December 31, 2018, 2017, and 2016, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases expire between 2019 and 2020. A portion of these leases contain purchase options and options to renew. We exercised our purchase option on the Pontoon Beach, Illinois; Rancho Cucamonga, California; Boise, Idaho; and Medford, Oregon terminals and completed these transactions during 2016. In 2016, we paid $21.6 million to various limited liability companies, whose members include one of our board members, as a result of these transactions. We are responsible for all taxes, insurance, and utilities related to the terminal leases.

As of December 31, 2018, we did not have any capital lease obligations and operating leases were not significant. See Note 13 for additional information regarding related party transactions.

Note 10. Equity

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2018. There were 1.4 million shares repurchased in the open market during the year ended December 31, 2018, none in 2017, and 0.9 million in 2016. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2018, 2017 and 2016 our Board of Directors declared regular quarterly dividends totaling $6.6 million, $6.7 million, and $6.7 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

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

The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The Plan has 0.4 million shares that remain available for the purpose of making restricted stock grants at December 31, 2018. Shares granted in 2013 through 2018 have various vesting terms that range from immediate to four years from the date of grant. Once vested, there are no other restrictions on the awards. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Our market closing price ranged between $13.86 and $18.18 on the various grant dates for the shares granted in 2013. The Company's market close price ranged between $21.72 and $27.47 on the various grant dates during 2014, ranged between $19.93 and $27.29 on the various grant dates during 2015, ranged between $17.06 and $18.78 on the various grant dates during 2016, ranged between $20.53 and $23.37 on the various grant dates during 2017, and ranged between $18.12 and $19.03 on the various grant dates during 2018. There were no significant assumptions made in determining the fair value. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Compensation expense associated with restricted stock awards was $0.5 million, $0.5 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Unrecognized compensation expense was $0.2 million at December 31, 2018 which will be recognized over a weighted average period of 0.8 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2018, 2017 and 2016. The vesting dates for the awards vested in 2018 occurred relatively evenly throughout the year ended December 31, 2018. The fair value of awards vested during 2018, 2017 and 2016 was $0.8 million, $0.6 million and $2.0 million, respectively.

	2018
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	53.7	$21.82
Granted	10.0	18.58
Vested	(35.7)	21.48
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of year	26.5	$21.31

	2017
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	53.0	$21.53
Granted	27.0	22.98
Vested	(25.3)	22.07
Forfeited	(1.0)	17.11
Outstanding (unvested) at end of year	53.7	$21.82

	2016
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	102.4	$18.36
Granted	74.0	17.27
Vested	(122.2)	16.21
Forfeited	(1.2)	22.21
Outstanding (unvested) at end of year	53.0	$21.53

Note 12.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Also, we acquired Retirement Saving Plans providing for discretionary matching contributions to driver and non-driver employees in our acquisition of GTI ("GTI Plan") and IDC ("IDC Plan").  The GTI Plan was merged into the Heartland Plan on July 1, 2016 and the IDC Plan was merged into the Heartland Plan on January 1, 2018. Our profit sharing contributions to the Retirement Savings Plans totaled approximately $1.0 million, $1.8 million, and $1.7 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13. Related Party Transactions

We leased terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members, and a commercial tractor dealership whose owners include one of our board members until the leases ended in November, 2018.

We have purchased tractors from the commercial tractor dealership noted above. We also had operating leases for certain revenue equipment with the commercial tractor dealership and have purchased parts and services from the same commercial tractor dealership. We owed this commercial tractor dealership $0.1 million and $0.1 million, which were included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2018 and 2017, for parts and service delivered but not paid for prior to December 31, 2018 and 2017, respectively.

The related payments (receipts) with related parties for the years ended December 31, 2018, 2017, and 2016 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Payments for tractor purchases	—	$—	$4,300
Receipts for trailer sales	—	(12)	(108)
Revenue equipment lease payments	—	—	813
Payments for parts and services	551	650	1,300
Terminal lease payments	713	1,625	1,849
	1,264	2,263	$8,154

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors, net of tractor sale commitments, and trailer equipment, at December 31, 2018, was $89.0 million.

Note 15. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2018
Operating revenue	$156,695	$155,826	$151,279	$147,003
Operating income	12,948	22,147	25,132	29,560
Income before income taxes	13,290	22,570	25,718	30,339
Net income	13,378	17,803	19,056	22,440
Net income per share, basic	0.16	0.22	0.23	0.27
Net income per share, diluted	0.16	0.22	0.23	0.27

Year ended December 31, 2017
Operating revenue	$129,903	$129,616	$182,114	$165,703
Operating income	19,363	21,313	12,999	9,869
Income before income taxes	19,651	21,737	13,062	10,048
Net income	14,036	14,616	7,916	38,605
Net income per share, basic	0.17	0.18	0.10	0.45
Net income per share, diluted	0.17	0.18	0.09	0.45

Note 16.  Subsequent Events

No events occurred requiring additional disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$1,475	$—	$—	$575	$900
Year ended December 31, 2017	1,475	—	—	—	1,475
Year ended December 31, 2016	1,475	—	—	—	1,475

See accompanying Report of Independent Registered Public Accounting Firm.
S-1