Form 10-Q
period 2019-06-30
HEARTLAND EXPRESS INC
filed 2019-08-08
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019 there were 81,976,671 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$205,642	$161,448
Trade receivables, net of allowance of $0.9 million and $0.9 million	53,643	48,955
Prepaid tires	9,217	9,378
Other current assets	11,980	12,551
Income tax receivable	—	170
Total current assets	280,482	232,502
PROPERTY AND EQUIPMENT
Land and land improvements	54,726	46,095
Buildings	61,011	57,505
Leasehold improvements	437	437
Furniture and fixtures	3,093	3,057
Shop and service equipment	12,172	10,968
Revenue equipment	488,301	479,068
Construction in progress	5,627	6,540
Property and equipment, gross	625,367	603,670
Less accumulated depreciation	214,566	200,550
Property and equipment, net	410,801	403,120
GOODWILL	132,410	132,410
OTHER INTANGIBLES, NET	13,290	14,494
DEFERRED INCOME TAXES, NET	5,211	4,535
OTHER ASSETS	17,643	19,152
	$859,837	$806,213
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,785	$10,552
Compensation and benefits	20,916	22,558
Insurance accruals	21,027	22,130
Other accruals	10,470	9,449
Income taxes payable	617	—
Total current liabilities	76,815	64,689
LONG-TERM LIABILITIES
Income taxes payable	5,736	5,577
Deferred income taxes, net	76,138	71,041
Insurance accruals less current portion	47,819	48,934
Total long-term liabilities	129,693	125,552
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2019 and 2018; outstanding 81,968 in 2019 and 81,930 in 2018	907	907
Additional paid-in capital	3,799	3,454
Retained earnings	796,661	760,262
Treasury stock, at cost; 8,721 shares in 2019 and 8,759 in 2018	(148,038)	(148,651)
	653,329	615,972
	$859,837	$806,213

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING REVENUE	$142,144	$155,826	$281,681	$312,521

OPERATING EXPENSES
Salaries, wages, and benefits	53,432	57,558	$107,228	119,568
Rent and purchased transportation	1,868	5,460	4,280	11,584
Fuel	23,339	28,941	46,519	57,880
Operations and maintenance	5,626	6,637	11,471	14,501
Operating taxes and licenses	3,500	4,150	7,391	8,101
Insurance and claims	3,985	4,231	8,774	8,455
Communications and utilities	1,104	1,566	2,327	3,436
Depreciation and amortization	22,615	24,757	44,842	50,358
Other operating expenses	5,187	5,765	10,358	11,796
Gain on disposal of property and equipment	(7,542)	(5,386)	(11,383)	(8,254)
	113,114	133,679	231,807	277,425

Operating income	29,030	22,147	49,874	35,096

Interest income	1,229	423	2,374	765

Income before income taxes	30,259	22,570	52,248	35,861

Federal and state income taxes	7,898	4,767	12,569	4,679

Net income	$22,361	$17,803	$39,679	$31,182
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$22,361	$17,803	$39,679	$31,182

Net income per share
Basic	$0.27	$0.22	$0.48	$0.38
Diluted	$0.27	$0.22	$0.48	$0.38

Weighted average shares outstanding
Basic	81,968	82,330	81,952	82,817
Diluted	82,027	82,368	81,991	82,855

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2018	$907	$3,454	$760,262	$(148,651)	$615,972
Net income	—	—	17,318	—	17,318
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation, net of tax	—	(30)	—	207	177
Balance, March 31, 2019	907	3,424	775,940	(148,444)	631,827
Net income	—	—	22,361	—	22,361
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation, net of tax	—	375	—	406	781
Balance, June 30, 2019	$907	$3,799	$796,661	$(148,038)	$653,329

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	13,378	—	13,378
Dividends on common stock, $0.02 per share	—	—	(1,667)	—	(1,667)
Repurchases of common stock	—	—	—	(1,293)	(1,293)
Stock-based compensation, net of tax	—	(104)	—	130	26
Balance, March 31, 2018	907	3,414	705,885	(125,117)	585,089
Net income	—	—	17,803	—	17,803
Dividends on common stock, $0.02 per share	—	—	(1,643)	—	(1,643)
Repurchases of common stock	—	—	—	(19,629)	(19,629)
Stock-based compensation, net of tax	—	48	—	121	169
Balance, June 30, 2018	$907	$3,462	$722,045	$(144,625)	$581,789

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$39,679	$31,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,297	50,743
Deferred income taxes	4,421	4,367
Stock-based compensation expense	1,279	319
Gain on disposal of property and equipment	(11,383)	(8,254)
Changes in certain working capital items:
Trade receivables	(4,688)	5,810
Prepaid expenses and other current assets	(1,148)	(2,087)
Accounts payable, accrued liabilities, and accrued expenses	(2,727)	(11,073)
Accrued income taxes	946	(1,286)
Net cash provided by operating activities	71,676	69,721
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	38,752	64,359
Purchases of property and equipment, net of trades	(66,483)	(86,936)
Change in other assets	7	460
Net cash used in investing activities	(27,724)	(22,117)
FINANCING ACTIVITIES
Payment of cash dividends	(1,640)	(3,311)
Shares withheld for employee taxes related to stock-based compensation	(321)	(124)
Repurchases of common stock	—	(20,922)
Net cash used in financing activities	(1,961)	(24,357)
Net increase in cash, cash equivalents and restricted cash	41,991	23,247
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	182,938	106,098
End of period	$224,929	$129,345
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$7,202	$1,598
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$13,118	$511
Sold revenue equipment in other current assets	$2,448	$5,600
Common stock dividends declared in accounts payable	$1,640	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$205,642	$106,402
Restricted cash included in other current assets	2,404	2,819
Restricted cash included in other assets	16,883	20,124
Total cash, cash equivalents and restricted cash	$224,929	$129,345
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (the "SEC") on February 21, 2019. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the six month period ended June 30, 2019.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification", streamlining certain disclosure requirements to reduce redundant, duplicative, or outdated disclosures. In addition, the amendments expand disclosures related to interim-period changes in stockholders’ equity and noncontrolling interests. Management has adopted and presented the expanded disclosures related to interim-period changes in stockholders' equity beginning with the first quarter ended March 31, 2019 and interim periods from that point, along with the respective comparable periods.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2019.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.0 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2019.

Total revenues recorded were $142.1 million and $155.8 million for the three months ended June 30, 2019 and 2018, respectively. Fuel surcharge revenues were $18.1 million and $22.4 million for the three months ended June 30, 2019 and 2018, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $2.7 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively.

Total revenues recorded were $281.7 million and $312.5 million for the six months ended June 30, 2019 and 2018, respectively. Fuel surcharge revenues were $35.1 million and $43.9 million for the six months ended June 30, 2019 and 2018, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $5.5 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2019, restricted and designated cash and investments totaled $19.3 million, of which $2.4 million was included in other current assets and $16.9 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $21.5 million at December 31, 2018, of which $3.1 million was included in other current assets and $18.4 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At June 30, 2019, there was $2.4 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $3.8 million at December 31, 2018.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2019. Amortization expense of $0.6 million and $0.7 million for the three months ended June 30, 2019 and 2018 respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $1.2 million and $1.3 million for the six months ended June 30, 2019 and 2018 respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at June 30, 2019:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$2,671	$10,929
Tradename	0.5-6	$8,100	7,638	462
Covenants not to compete	1-10	$4,200	2,301	1,899
		$25,900	$12,610	$13,290

The carrying amount of goodwill was $132.4 million at June 30, 2019 and December 31, 2018, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2019 and June 30, 2018, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2019 and June 30, 2018 is as follows (in thousands, except per share data):

	Three months ended June 30, 2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$22,361	81,968	$0.27
Effect of restricted stock	—	59
Diluted EPS	$22,361	82,027	$0.27

	Three months ended June 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,803	82,330	$0.22
Effect of restricted stock	—	38
Diluted EPS	$17,803	82,368	$0.22

	Six months ended June 30, 2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$39,679	81,952	$0.48
Effect of restricted stock	—	39
Diluted EPS	$39,679	81,991	$0.48

	Six months ended June 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$31,182	82,817	$0.38
Effect of restricted stock	—	38
Diluted EPS	$31,182	82,855	$0.38

Note 9. Equity

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of June 30, 2019. There were no shares repurchased in the open market during the three and six months ended June 30, 2019 and there were 1.1 million and 1.2 million shares repurchased during the three and six months ended June 30, 2018. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2019 and 2018, our Board of Directors declared regular quarterly dividends totaling $1.6 million and $1.7 million, respectively.  During the six months ended June 30, 2019 and 2018, our Board of Directors declared regular quarterly dividends totaling $3.3 million and $3.3 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2016 through 2019 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $1.0 million and $1.3 million respectively, for the three and six months ended June 30, 2019. Compensation expense associated with restricted stock awards was $0.2 million and $0.3 million respectively, for the three and six months ended June 30, 2018. Unrecognized compensation expense was $0.6 million at June 30, 2019 which will be recognized over a weighted average period of 0.7 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	20.0	$20.82
Granted	75.0	19.32
Vested	(36.5)	19.32
Forfeited	—	—
Outstanding (unvested) at end of period	58.5	$19.83

	Three Months Ended June 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.2	$20.79
Granted	5.0	19.03
Vested	(8.7)	22.44
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	35.0	$20.29

	Six Months Ended June 30, 2019
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	26.5	$21.31
Granted	87.5	19.42
Vested	(55.0)	19.92
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of period	58.5	$19.83

	Six Months Ended June 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$21.82
Granted	5.0	19.03
Vested	(22.2)	23.91
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	35.0	$20.29

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2019 and during the six months then ended.

We had no and no outstanding long-term debt at June 30, 2019 or December 31, 2018, respectively. Outstanding letters of credit associated with the revolving line of credit at June 30, 2019 were $10.3 million. As of June 30, 2019, the line of credit available for future borrowing was $89.7 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2019 and December 31, 2018. Our effective tax rate was 26.1% and 21.1% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 24.1% and 13.0% for the six months ended June 30, 2019 and 2018, respectively. The changes in the effective tax rate are driven by less favorable provision to income tax return adjustments and a reduced value of uncertain tax positions reaching the statute of limitations.

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

At June 30, 2019 and December 31, 2018, we had a total of $4.9 million and $4.6 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.9 million and $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2019 and December 31, 2018.  The net increase in unrecognized tax benefits was $0.4 million and a decrease of $0.7 million during the three months ended June 30, 2019 and 2018, respectively.  The net increase in unrecognized tax benefits was $0.3 million and a decrease of $1.9 million during the six months ended June 30, 2019 and 2018, respectively.  The net increase during the three months ended June 30, 2019 and net decrease during the same period of 2018, respectively, was mainly due to the expiration of certain statutes of limitation net of additions and settlements with respective states in the 2018 period that did not repeat in 2019. These changes had the corresponding increasing or decreasing impact on the effective state tax rate during these same periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $1.0 million at June 30, 2019 and December 31, 2018 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2019 and 2018 was a net benefit of approximately $0.3 million and $0.6 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2019 and 2018 was a net benefit of approximately $0.4 million and $1.4 million, respectively. There was a favorable impact to income tax expense during the three and six months ended June 30, 2019 and 2018 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2019
(in thousands)
Balance at January 1, 2019	$4,585
Additions based on tax positions related to current year	1,180
Additions for tax positions of prior years	124
Reductions for tax positions of prior years	(60)
Reductions due to lapse of applicable statute of limitations	(867)
Settlements	(76)
Balance at June 30, 2019	$4,886

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits to be flat or $0.0 million up to an increase of $1.0 million during the next twelve months mainly due to the additions for certain tax positions, net of the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2016 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our IDC acquisition was $0.0 million and $0.3 million for the three and six months ended June 30, 2019 and $1.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively. These operating leases terminated March 31, 2019. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We currently lease certain terminal facilities under operating leases and we expect these current leases to expire in 2019 and 2020. One of these leases contains a purchase option which we have exercised and expect to purchase during 2019. We are responsible for all taxes, insurance, and utilities related to the terminal leases. Rent expenses for terminal facilities were $0.6 million and $1.4 million (including related-party rental payments totaling $0.0 million and $0.0 million), for the three and six months ended June 30, 2019. Rent expenses for terminal facilities were $1.2 million and $2.6 million (including related-party rental payments totaling $0.2 million and $0.5 million), for the three and six months ended June 30, 2018. Historically, a portion of these leases were with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition, although these leases ended in November, 2018. All operating lease expense is included in rent and purchased transportation in the consolidated statements of comprehensive income. See Note 14 for additional information regarding related party transactions.

Note 14. Related Party

We historically leased certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners included one of our board members until the leases ended in November, 2018.

We purchased parts and services from the commercial tractor dealership noted above. We owed the commercial tractor dealership $0.1 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

The payments with related parties for the three and six months ended June 30, 2019 and 2018 (in thousands) were as follows:

	Three months ended June 30,
	2019	2018
Payments for parts and services	$145	$145
Terminal lease payments	—	214
	$145	$359

	Six months ended June 30,
	2019	2018
Payments for parts and services	$225	$281
Terminal lease payments	—	461
	$225	$742

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments), trailer equipment, and exercised terminal purchase option as of June 30, 2019 was $59.2 million.

Note 16.  Subsequent Events

No events occurred requiring disclosure.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains and the used equipment market, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, the impact of the adoption of new accounting standards, the impact of changes in interest rates and tire prices, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, and our future repurchases of our shares, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2019, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's 2018 Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers in the Lower 48 states of the U.S. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We operate in a cyclical industry. General demand for our freight services generally accelerated in the second half of 2017 and remained elevated throughout all of 2018 which resulted in tight freight capacity.  During the first and second quarters of 2019 the general demand for freight services was at a level lower than what was experienced throughout 2018.  Also, winter weather played a larger role in our freight volumes during the first quarter of 2019 compared to the same quarter of 2018. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during 2018. Although not as intense as 2018, competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in the industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented two driver pay increases within the past two years (October 1, 2017 and July 7, 2018). Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

As the second highest expense category, managing fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended June 30, 2019 and 2018 were $3.12 and $3.19, respectively. The average price per gallon in 2019, through July 29, 2019, was $3.07. We cannot predict what fuel prices will be for the remainder of 2019. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2019, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 3.2 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload services given the current shortage of qualified drivers in the industry.  We expect the driver hiring market to remain tight for the near future.  We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.  This includes increases to driver pay as well as different driving position offerings that allow us to offer more driver home time and flexibility.  In addition to organic growth through the development of our regional operating areas, we have completed seven acquisitions since 1987 with the most recent, and second largest, occurring in July, 2017, with the acquisition of IDC.  These seven acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first six months of 2019 with operating revenues of $281.7 million, including fuel surcharges, net income of $39.7 million, and basic net income per share of $0.48 on basic weighted average outstanding shares of 82.0 million compared to operating revenues of $312.5 million, including fuel surcharges, net income of $31.2 million, and basic net income per share of $0.38 on basic weighted average shares of 82.8 million in the first six months of 2018. We posted an 82.3% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2019 compared to 88.8% for the same period of 2018. We posted a 79.8% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the six months ended June 30, 2019 compared to 86.9% for the same period of 2018. We had total assets of $859.8 million at June 30, 2019. We achieved a return on assets of 9.8% and a return on equity of 13.0% over the immediate past four quarters ended June 30, 2019, compared to 9.7% and 13.6%, respectively, for the immediate past four quarters ended June 30, 2018.

Our cash flow from operating activities for the six months ended June 30, 2019 of $71.7 million was 25.4% of operating revenues, compared to $69.7 million and 22.3% in the same period of 2018.  During 2019, our net investing cash flows used were $27.7 million, which was mainly the result of cash used for revenue equipment purchases partially offset by proceeds received from the sale of revenue equipment. We used $2.0 million in financing activities primarily related to the payment of dividends. As a result, our cash, cash equivalents and restricted cash increased $42.0 million during the six months ended June 30, 2019.  We ended the second quarter of 2019 with cash, cash equivalents and restricted cash of $224.9 million. Cash and cash equivalents, excluding restricted cash was $205.6 million at June 30, 2019.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$142,144	$155,826	$281,681	$312,521
Less: Fuel surcharge revenue	18,095	22,407	35,111	43,937
Operating revenue, excluding fuel surcharge revenue	124,049	133,419	246,570	268,584

Operating expenses	113,114	133,679	231,807	277,425
Less: Fuel surcharge revenue	18,095	22,407	35,111	43,937
Adjusted operating expenses	95,019	111,272	196,696	233,488

Operating income	$29,030	$22,147	$49,874	$35,096
Operating ratio	79.6%	85.8%	82.3%	88.8%
Adjusted operating ratio	76.6%	83.4%	79.8%	86.9%

(a) Operating revenue excluding fuel surcharge revenue and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.6%	36.9%	38.1%	38.3%
Rent and purchased transportation	1.3%	3.5%	1.5%	3.7%
Fuel	16.4%	18.6%	16.5%	18.5%
Operations and maintenance	4.0%	4.3%	4.1%	4.6%
Operating taxes and licenses	2.5%	2.7%	2.6%	2.6%
Insurance and claims	2.8%	2.7%	3.1%	2.7%
Communications and utilities	0.8%	1.0%	0.8%	1.1%
Depreciation and amortization	15.9%	15.9%	15.9%	16.1%
Other operating expenses	3.6%	3.7%	3.7%	3.8%
Gain on disposal of property and equipment	(5.3)%	(3.5)%	(4.0)%	(2.6)%
	79.6%	85.8%	82.3%	88.8%
Operating income	20.4%	14.2%	17.7%	11.2%
Interest income	0.9%	0.3%	0.8%	0.2%
Income before income taxes	21.3%	14.5%	18.5%	11.5%
Income taxes	5.6%	3.1%	4.4%	1.5%
Net income	15.7%	11.4%	14.1%	10.0%

Three Months Ended June 30, 2019 Compared With the Three Months Ended June 30, 2018

Operating revenue decreased $13.7 million (8.8%), to $142.1 million for the three months ended June 30, 2019 from $155.8 million for the three months ended June 30, 2018.  The decrease in revenue was the result of the combined effect of a decrease in trucking and accessorial and other revenues of $9.4 million (7.0%) and a $4.3 million (19.2%) decrease in fuel surcharge revenue from $22.4 million in 2018 to $18.1 million in 2019. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. The overall decrease in operating revenue reflects the net effect of lower miles driven partially offset by higher freight rates earned on miles driven. During the second quarter of 2019 we continued to experience a positive rate environment and the rate per mile charged although not at the levels we experienced throughout 2018.  However, the general freight demand was lower than that experienced during the first quarter of 2019, after excluding the unfavorable weather impacts, and was also lower as compared to the first quarter of 2018. Looking ahead, we believe we are positioned to capitalize on the cyclical freight cycle and are well positioned for future periods. But, we also expect driver attrition to continue to be a challenge during the remainder of 2019, given the driver demographics in our industry, that will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation and benefits.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower miles driven and slightly lower average Department of Energy ("DOE") diesel fuel prices (2.2%), during the three months ended June 30, 2019 compared to June 30, 2018, as reported by the DOE.

Our quarterly operating ratio (79.6% and 76.6% non-GAAP adjusted operating ratio) showed improvement over the prior year (85.8% and 83.4%). See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Consistent with our acquisition integration strategy, over the past two years, we have continued to focus on the most profitable customers and lanes, reduced our overall cost structure, significantly reduced the costs and operating limitations by ending the acquired revenue equipment lease obligations, reduced the average age of our tractors and trailers, and heightened the level of service and safety afforded our customers and drivers. We were able to show margin improvement, quarter over quarter in a tougher operating environment during the second quarter of 2019 as compared to the same quarter of 2018. Our net income improved from $17.8 million during the three months ended June 30, 2018 to $22.4 million during the same period ended June 30, 2019, an increase of 25.6%.

Salaries, wages, and benefits decreased $4.2 million (7.2%), to $53.4 million for the three months ended June 30, 2019 from $57.6 million in the 2018 period.  Salaries, wages, and benefits decreased primarily due to fewer drivers and related miles driven, fewer non-driver employees, and lower related benefit costs. The overall decrease was partially offset by an increase in driver pay implemented to address the demand for drivers effective July 7, 2018 equating to an approximate average increase of an additional 5% per driver on the driver pay component of salaries, wages, and benefits expense. We expect driver pay to continue to be inflationary, which could result in higher salaries, wages, and benefits expense in future periods.

Rent and purchased transportation decreased $3.6 million (65.7%), to $1.9 million for the three months ended June 30, 2019 from $5.5 million in the comparable period of 2018.  The decrease was attributable to a decrease in amounts paid for revenue equipment and other leased property expense of $1.7 million, a decrease in amounts paid to independent contractors of $1.0 million, and a decrease in terminal rent and spotting service costs of $0.9 million. These decreases were due to significant reductions in leased revenue equipment as we ended the leases previously acquired, fewer independent contractors, and fewer leased terminal properties. During the quarter ended June 30, 2019, independent contractors accounted for 1.3% of the total fleet miles compared to 2.3% for the same period of 2018. We expect our rent expense related to terminal facilities will be reduced further in 2019 as we expect to acquire a certain terminal location.

Fuel decreased $5.6 million (19.3%), to $23.3 million for the three months ended June 30, 2019 from $28.9 million for the same period of 2018. The decrease was due to decreased miles driven and lower average diesel price per gallon (2.2%) as reported by the DOE. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization decreased $2.2 million (8.7%), to $22.6 million during the three months ended June 30, 2019 from $24.8 million in the same period of 2018.  The decrease is mainly attributable to a decrease in the amount of tractor depreciation expense. Tractor depreciation decreased $2.2 million due to a decrease in the number of tractors being depreciated during the three months ended June 30, 2019, compared to the same period of 2018. Trailer and other equipment depreciation and intangible amortization was relatively flat to the same period in 2018. We expect depreciation expense to be lower in 2019 as compared to 2018 for the balance of the year due to fewer units being depreciated.

Operations and maintenance expense decreased $1.0 million (15.2%), to $5.6 million during the three months ended June 30, 2019 from $6.6 million in the same period of 2018. The decrease is due mainly to the decrease in miles driven and less tractors and trailers in our fleet year-over-year.

Operating taxes and licenses expense decreased $0.7 million (15.7%), to $3.5 million during the three months ended June 30, 2019 from $4.2 million in 2018, due to the offsetting effects of a decrease in the number of revenue equipment units (tractors and trailers) being licensed, partially offset by increases in property related taxes.

Insurance and claims expense decreased $0.2 million (5.8%), to $4.0 million for the three months ended June 30, 2019 from $4.2 million in 2018, due to slightly decreased severity and frequency of claims as compared to the prior year.

Other operating expenses decreased $0.6 million (10.0%), to $5.2 million, during the three months ended June 30, 2019 from $5.8 million in 2018. These decreases are due mainly to decreased variable costs during the three months ended June 30, 2019 due to less miles driven and fewer employees.

Gains on the disposal of property and equipment increased $2.1 million (39.8%), to $7.5 million during the three months ended June 30, 2019 from $5.4 million in the same period of 2018.  The increase was mainly the net effect of an increase of $3.2 million in gains on trailer equipment sales, partially offset by a decrease of $1.1 million in gains on sales of tractor equipment and other property. The increases in gains on trailer sales was mainly due to selling units at higher gains per unit. We currently anticipate estimated total gains for 2019 to be in the range of $28 to $33 million, based on current negotiated used equipment prices and our anticipated timing of equipment sales. Expected gains for 2019 could be materially impacted by timing of actual transactions.

Our effective tax rate increased to 26.1% from 21.1% for the three months ended June 30, 2019 compared to 2018, respectively. The increase as compared to the prior year resulted from larger favorable provision to income tax return adjustments recorded in 2018.

Six Months Ended June 30, 2019 Compared With the Six Months Ended June 30, 2018

Operating revenue decreased $30.8 million (9.9%), to $281.7 million for the six months ended June 30, 2019 from $312.5 million for the six months ended June 30, 2018.  The decrease in revenue was the result of the combined effect of a decrease in trucking and accessorial and other revenues of $22.0 million (8.2%) and a $8.8 million (20.1%) decrease in fuel surcharge revenue from $43.9 million in 2018 to $35.1 million in 2019. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. The overall decrease in operating revenue reflects the net effect of lower miles driven partially offset by higher freight rates earned on miles driven. During the first six months of 2019 we continued to experience a positive rate environment and the rate per mile charged although not at levels experienced throughout 2018.  In addition, weather was more extreme during the first quarter of 2019 compared to the first quarter of 2018 which negatively impacted our overall freight volumes during the 2019 period.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower miles driven and a slight decrease in average Department of Energy ("DOE") diesel fuel prices which declined 1.2% during the six months ended June 30, 2019 compared to June 30, 2018, as reported by the DOE.

Our operating ratio for the six months ended June 30, 2019 (82.3% and 79.8% non-GAAP adjusted operating ratio), showed improvement over the prior year (88.8% and 86.9%). See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. We were able to show margin improvement, quarter over quarter in a tougher operating environment during the first six months of 2019 as compared to the same period of 2018. Our net income improved from $31.2 million during the six months ended June 30, 2018 to $39.7 million during the same period ended June 30, 2019, an increase of 27.2%.

Salaries, wages, and benefits decreased $12.4 million (10.3%), to $107.2 million for the six months ended June 30, 2019 from $119.6 million in the 2018 period.  Salaries, wages, and benefits decreased primarily due to fewer drivers and related miles driven, fewer non-driver employees, and lower related benefit costs. The overall decrease was partially offset by an increase in driver pay implemented to address the demand for drivers effective July 7, 2018 equating to an approximate average increase of an additional 5% per driver on the driver pay component of salaries, wages, and benefits expense.

Rent and purchased transportation decreased $7.3 million (63.1%), to $4.3 million for the six months ended June 30, 2019 from $11.6 million in the comparable period of 2018.  The decrease was attributable to a decrease in amounts paid for revenue equipment and other leased property expense of $3.4 million, a decrease in amounts paid to independent contractors of $2.4 million, and a decrease in terminal rent and spotting service costs of $1.5 million. These decreases were due to significant reductions in leased revenue equipment as we ended the leases previously acquired, fewer independent contractors, and fewer leased terminal properties. During the six months ended June 30, 2019, independent contractors accounted for 1.4% of the total fleet miles compared to 2.5% for the same period of 2018.

Fuel decreased $11.4 million (19.6%), to $46.5 million for the six months ended June 30, 2019 from $57.9 million for the same period of 2018. The decrease was due to the combined effect of decreased miles driven and a slight decrease in average Department of Energy ("DOE") diesel fuel prices which declined 1.2% during the six months ended June 30, 2019. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization decreased $5.6 million (11.0%), to $44.8 million during the six months ended June 30, 2019 from $50.4 million in the same period of 2018.  The decrease is mainly attributable to a decrease in the amount of tractor depreciation expense. Tractor depreciation decreased $5.6 million due to a decrease in the number of tractors being depreciated as well as a 4.9% decrease in the average depreciation expense per unit during the six months ended June 30, 2019, compared to the same period of 2018. Trailer and other equipment depreciation and intangible amortization was relatively flat to the same period in 2018. We expect depreciation expense to be lower in 2019 as compared to 2018 for the balance of the year as a result of these changes.

Operations and maintenance expense decreased $3.0 million (20.9%), to $11.5 million during the six months ended June 30, 2019 from $14.5 million in the same period of 2018. The decrease is due mainly to the decrease in miles driven and less tractors and trailers in our fleet year-over-year.

Operating taxes and licenses expense decreased $0.7 million (8.8%), to $7.4 million during the six months ended June 30, 2019 from $8.1 million in 2018, due to the offsetting effects of a decrease in the number of revenue equipment units (tractors and trailers) being licensed and increases in property related taxes.

Insurance and claims expense increased $0.3 million (3.8%), to $8.8 million for the six months ended June 30, 2019 from $8.5 million in 2018, due to increased severity and frequency of claims as compared to the prior year.

Other operating expenses decreased $1.4 million (12.2%), to $10.4 million, during the six months ended June 30, 2019 from $11.8 million in 2018. These decreases are due mainly to decreased variable costs during the six months ended June 30, 2019 due to less miles driven and fewer employees.

Gains on the disposal of property and equipment increased $3.1 million (37.9%), to $11.4 million during the six months ended June 30, 2019 from $8.3 million in the same period of 2018.  The increase was mainly the combined effect of an increase of $3.2 million in gains on trailer equipment sales, partially offset by a decrease of $0.1 million gains on sales of tractor equipment and other property. The increases in gains on trailer sales was mainly due to selling units at higher gains per unit.

Our effective tax rate increased to 24.1% from 13.0% for the six months ended June 30, 2019 compared to 2018, respectively. The increase as compared to the prior year resulted from larger favorable provision to income tax return adjustments recorded in 2018.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities and proceeds from the sale of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At June 30, 2019, we had $205.6 million in cash and cash equivalents, no outstanding debt, and $89.7 million available borrowing capacity on the Credit Agreement.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2019 and during the three and six months then ended.

Cash flow provided by operating activities during the six months ended June 30, 2019 was $71.7 million compared to $69.7 million during the same period of 2018.  This was primarily a net result of an $8.5 million increase due to higher net income, $1.0 million cash provided by working capital items, offset by $7.5 million net decrease of non-working capital items. Cash flows provided by operating activities was 25.4% of operating revenues for the six months ended June 30, 2019 compared with 22.3% for the same period of 2018.

Cash used in investing activities was $27.7 million during the six months ended June 30, 2019 compared to cash flows used in investing activities of $22.1 million during the comparative 2018 period, or an increase in cash used of $5.6 million. The net increase in cash used was primarily the result of more net cash used for property and equipment purchases ($5.2 million). We currently estimate a total of approximately $80 to $100 million in net capital expenditures for the calendar year 2019.

Cash used in financing activities decreased $22.4 million during the six months ended June 30, 2019 compared to the same period of 2018 due primarily to $20.9 million less cash used for repurchases of common stock as no shares were repurchased during the six months ended June 30, 2019 compared to 1.2 million shares during the same period of 2018. In addition, there was $1.7 million less cash used due to the second quarter 2019 dividend payment which occurred on July 1, 2019. There were no borrowings on the Credit Agreement during the three and six months ended June 30, 2019.

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase under the program as of June 30, 2019 and the program has no expiration date. There were no shares repurchased in the open market during the six months ended June 30, 2019 and 1.2 million shares were repurchased during the six months ended June 30, 2018. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid $7.2 million and $1.6 million for income taxes, net of refunds, in the six months ended June 30, 2019 and June 30, 2018, respectively due to being in a lower income tax receivable position at the end of 2018 and due to timing of payments during 2019. Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future.  Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and available capacity on the Credit Agreement.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2019 although we had $89.7 million available borrowing capacity on our Credit Agreement. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury, property damage, cargo, and workers’ compensation incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. Based on our present knowledge, management believes that the resolution of open claims and pending litigation is not likely to have a materially adverse effect on our consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	August 7, 2019	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)