Form 10-Q
period 2019-09-30
HEARTLAND EXPRESS INC
filed 2019-11-12
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019 there were 82,020,455 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$111,934	$161,448
Trade receivables, net of allowance of $1.0 million and $0.9 million	60,645	48,955
Prepaid tires	10,441	9,378
Other current assets	15,353	12,551
Income tax receivable	—	170
Total current assets	198,373	232,502
PROPERTY AND EQUIPMENT
Land and land improvements	59,561	46,095
Buildings	68,864	57,505
Leasehold improvements	437	437
Furniture and fixtures	3,997	3,057
Shop and service equipment	13,335	10,968
Revenue equipment	587,058	479,068
Construction in progress	4,376	6,540
Property and equipment, gross	737,628	603,670
Less accumulated depreciation	203,971	200,550
Property and equipment, net	533,657	403,120
GOODWILL	165,021	132,410
OTHER INTANGIBLES, NET	27,886	14,494
DEFERRED INCOME TAXES, NET	5,743	4,535
OTHER ASSETS	18,363	19,152
	$949,043	$806,213
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,277	$10,552
Compensation and benefits	24,357	22,558
Insurance accruals	21,441	22,130
Current portion of long-term debt	14,275	—
Other accruals	9,521	9,449
Income taxes payable	923	—
Total current liabilities	86,794	64,689
LONG-TERM LIABILITIES
Income taxes payable	5,745	5,577
Long-term debt less current portion	39,186	—
Deferred income taxes, net	95,153	71,041
Insurance accruals less current portion	49,030	48,934
Total long-term liabilities	189,114	125,552
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2019 and 2018; outstanding 82,016 in 2019 and 81,930 in 2018	907	907
Additional paid-in capital	3,945	3,454
Retained earnings	815,520	760,262
Treasury stock, at cost; 8,673 shares in 2019 and 8,759 in 2018	(147,237)	(148,651)
	673,135	615,972
	$949,043	$806,213
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING REVENUE	$147,908	$151,279	$429,589	$463,800

OPERATING EXPENSES
Salaries, wages, and benefits	60,909	55,126	$168,137	174,694
Rent and purchased transportation	1,936	4,067	6,216	15,652
Fuel	25,211	27,460	71,730	85,340
Operations and maintenance	6,260	6,469	17,730	20,970
Operating taxes and licenses	3,416	3,938	10,808	12,039
Insurance and claims	3,256	4,407	12,030	12,862
Communications and utilities	1,211	1,416	3,538	4,852
Depreciation and amortization	25,572	25,133	70,414	75,490
Other operating expenses	5,993	5,287	16,351	17,083
Gain on disposal of property and equipment	(12,595)	(7,156)	(23,978)	(15,410)
	121,169	126,147	352,976	403,572

Operating income	26,739	25,132	76,613	60,228

Interest income	1,128	586	3,502	1,351
Interest expense	(452)	—	(452)	—

Income before income taxes	27,415	25,718	79,663	61,579

Federal and state income taxes	6,914	6,662	19,483	11,342

Net income	$20,501	$19,056	$60,180	$50,237
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$20,501	$19,056	$60,180	$50,237

Net income per share
Basic	$0.25	$0.23	$0.73	$0.61
Diluted	$0.25	$0.23	$0.73	$0.61

Weighted average shares outstanding
Basic	81,992	81,965	81,965	82,530
Diluted	82,040	81,992	82,008	82,564

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2018	$907	$3,454	$760,262	$(148,651)	$615,972
Net income	—	—	17,318	—	17,318
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation, net of tax	—	(30)	—	207	177
Balance, March 31, 2019	907	3,424	775,940	(148,444)	631,827
Net income	—	—	22,361	—	22,361
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation, net of tax	—	375	—	406	781
Balance, June 30, 2019	907	3,799	796,661	(148,038)	653,329
Net income	—	—	20,501	—	20,501
Dividends on common stock, $0.02 per share	—	—	(1,642)	—	(1,642)
Issuance of common stock for acquisition	—	113	—	637	750
Stock-based compensation, net of tax	—	33	—	164	197
Balance, September 30, 2019	$907	$3,945	$815,520	$(147,237)	$673,135

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2017	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	13,378	—	13,378
Dividends on common stock, $0.02 per share	—	—	(1,667)	—	(1,667)
Repurchases of common stock	—	—	—	(1,293)	(1,293)
Stock-based compensation, net of tax	—	(104)	—	130	26
Balance, March 31, 2018	907	3,414	705,885	(125,117)	585,089
Net income	—	—	17,803	—	17,803
Dividends on common stock, $0.02 per share	—	—	(1,643)	—	(1,643)
Repurchases of common stock	—	—	—	(19,629)	(19,629)
Stock-based compensation, net of tax	—	48	—	121	169
Balance, June 30, 2018	907	3,462	722,045	(144,625)	581,789
Net income	—	—	19,056	—	19,056
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Repurchases of common stock	—	—	—	(4,164)	(4,164)
Stock-based compensation, net of tax	—	(89)	—	87	(2)
Balance, September 30, 2018	$907	$3,373	$739,461	$(148,702)	$595,039

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$60,180	$50,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,001	76,086
Deferred income taxes	5,090	8,268
Stock-based compensation expense	1,570	374
Gain on disposal of property and equipment	(23,978)	(15,410)
Changes in certain working capital items:
Trade receivables	2,884	8,773
Prepaid expenses and other current assets	619	387
Accounts payable, accrued liabilities, and accrued expenses	(9,536)	(18,168)
Accrued income taxes	1,549	(1,900)
Net cash provided by operating activities	109,379	108,647
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	66,350	84,910
Purchases of property and equipment, net of trades	(120,548)	(127,526)
Acquisition of business, net of cash acquired	(62,127)	—
Change in other assets	(10)	563
Net cash used in investing activities	(116,335)	(42,053)
FINANCING ACTIVITIES
Payment of cash dividends	(4,922)	(4,950)
Repayments on acquired debt	(39,887)	—
Shares withheld for employee taxes related to stock-based compensation	(415)	(181)
Repurchases of common stock	—	(25,086)
Net cash used in financing activities	(45,224)	(30,217)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,180)	36,377
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	182,938	106,098
End of period	$130,758	$142,475
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$12,844	$4,974
Cash paid during the period for interest expense	$335	$—

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$5,562	$16,977
Sold revenue equipment in other current assets	$6,765	$15,900

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$111,934	$120,000
Restricted cash included in other current assets	2,040	3,298
Restricted cash included in other assets	$16,784	19,177

Total cash, cash equivalents and restricted cash	$130,758	$142,475
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., and Heartland Express Maintenance Services, Inc. Effective December 31, 2018, A & M Express, Inc. was merged into Heartland Express, Inc. of Iowa. On August 26, 2019, Heartland Express, Inc. of Iowa acquired Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC (together, "Millis Transfer"), a truckload carrier headquartered in Black River Falls, Wisconsin. As such, Millis Transfer is a wholly owned subsidiary as of September 30, 2019. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. The consolidated financial results for the three and nine months ended September 30, 2019, include the results of Millis Transfer from the date of acquisition, August 26, 2019, through September 30, 2019. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (the "SEC") on February 21, 2019. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the nine month period ended September 30, 2019.

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review goodwill for potential impairment, but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. We have adopted the provisions of the standard as part of our 2019 annual impairment test completed in September 2019 and have determined that this change did not materially impact our 2019 assessment.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2019.

Note 3. Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market. We also offer truckload temperature-controlled transportation services, although not significant to our operations. Millis Transfer is an asset based transportation company in the dry van truckload market. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.2 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of September 30, 2019.

Total revenues recorded were $147.9 million and $151.3 million for the three months ended September 30, 2019 and 2018, respectively. Fuel surcharge revenues were $18.4 million and $21.4 million for the three months ended September 30, 2019 and 2018, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $4.0 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively.

Total revenues recorded were $429.6 million and $463.8 million for the nine months ended September 30, 2019 and 2018, respectively. Fuel surcharge revenues were $53.5 million and $65.3 million for the nine months ended September 30, 2019 and 2018, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $9.6 million and $11.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2019, restricted and designated cash and investments totaled $18.8 million, of which $2.0 million was included in other current assets and $16.8 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $21.5 million at December 31, 2018, of which $3.1 million was included in other current assets and $18.4 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6.  Acquisition of Millis Transfer

On August 26, 2019, Heartland Express, Inc. of Iowa (the “Buyer”) and Heartland Express, Inc., as guarantor, entered into an Acquisition and Merger Agreement with Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC (together, "Millis Transfer"). Millis Transfer is a truckload carrier headquartered in Black River Falls, Wisconsin, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services.
Pursuant to the Acquisition and Merger Agreement, the Buyer acquired all of Millis Transfer’s outstanding equity (the “Transaction”). The Buyer paid $156.2 million of total consideration, including cash, restricted shares of the Company's common stock, and assumed indebtedness of Millis Transfer.
Total cash paid and common stock issued of $62.9 million was funded out of the Company’s available cash and restricted shares of the Company's common stock issued from treasury stock. The transaction included the assumption of $93.3 million of Millis Transfer's indebtedness of which $53.5 million was outstanding at September 30, 2019. Heartland expects to pay off the remaining debt by December 31, 2019. The Acquisition and Merger Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 19.6% of consolidated total assets as of September 30, 2019, and represented 10.6% and 3.6% of operating revenue for the three and nine months ended September 30, 2019, respectively. Acquisition related expenses of $0.4 million and $0.5 million are included in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2019, respectively.

The allocation of the purchase price is detailed in the tables below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, working capital adjustments, and income taxes, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with Millis Transfer, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are not deductible for tax purposes.

The assets and liabilities associated with Millis Transfer were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$14,574
Other current assets	1,696
Property and equipment	121,151
Other non-current assets	802
Intangible assets	15,300
Goodwill	32,611
Total assets	186,134
Accounts payable, accrued expenses, and current portion of long-term debt	(30,381)
Insurance accruals	(4,871)
Long-term debt	(70,191)
Deferred taxes	(17,814)
Total cash paid and common stock issued	$62,877

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to the Acquisition and Merger Agreement	$62,127
Common stock issued pursuant to the Acquisition and Merger Agreement	750
Total cash paid and common stock issued	$62,877

Note 7. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on new tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At September 30, 2019, there was $6.8 million of amounts receivable related to equipment sales which was recorded in other current assets compared to $3.8 million at December 31, 2018.

Note 8. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was a $15.3 million change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2019, related to the acquisition of Millis Transfer. Amortization expense of $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $1.9 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at September 30, 2019:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$2,894	$20,106
Tradename	0.5-10	12,900	7,986	4,914
Covenants not to compete	1-10	5,300	2,434	2,866
		$41,200	$13,314	$27,886

Changes in carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2018	$132,410
Acquisition	32,611
Balance at September 30, 2019	$165,021

Note 9. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2019 and September 30, 2018, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2019 and September 30, 2018 is as follows (in thousands, except per share data):

	Three months ended September 30, 2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$20,501	81,992	$0.25
Effect of restricted stock	—	48
Diluted EPS	$20,501	82,040	$0.25

	Three months ended September 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,056	81,965	$0.23
Effect of restricted stock	—	27
Diluted EPS	$19,056	81,992	$0.23

	Nine months ended September 30, 2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$60,180	81,965	$0.73
Effect of restricted stock	—	43
Diluted EPS	$60,180	82,008	$0.73

	Nine months ended September 30, 2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$50,237	82,530	$0.61
Effect of restricted stock	—	34
Diluted EPS	$50,237	82,564	$0.61

Note 10. Equity

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of September 30, 2019. There were no shares repurchased in the open market during the three and nine months ended September 30, 2019 and there were 0.2 million and 1.4 million shares repurchased during the three and nine months ended September 30, 2018. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended September 30, 2019 and 2018, our Board of Directors declared regular quarterly dividends totaling $1.6 million and $1.6 million, respectively.  During the nine months ended September 30, 2019 and 2018, our Board of Directors declared regular quarterly dividends totaling $4.9 million and $5.0 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. Shares granted in 2016 through 2019 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.3 million and $1.6 million respectively, for the three and nine months ended September 30, 2019. Compensation expense associated with restricted stock awards was $0.1 million and $0.4 million respectively, for the three and nine months ended September 30, 2018. Unrecognized compensation expense was $0.4 million at September 30, 2019 which will be recognized over a weighted average period of 0.7 years.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	58.5	$19.83
Granted	5.0	20.38
Vested	(15.2)	18.60
Forfeited	—	—
Outstanding (unvested) at end of period	48.3	$20.28

	Three Months Ended September 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	35.0	$20.29
Granted	—	—
Vested	(8.5)	17.11
Forfeited	—	—
Outstanding (unvested) at end of period	26.5	$21.31

	Nine Months Ended September 30, 2019
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	26.5	$21.31
Granted	92.5	19.47
Vested	(70.2)	19.63
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of period	48.3	$20.28

	Nine Months Ended September 30, 2018
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$21.82
Granted	5.0	19.03
Vested	(30.7)	22.03
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of period	26.5	$21.31

Note 12.  Long-Term Debt

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2019 and during the nine months then ended.

We assumed $93.3 million of revenue equipment debt related to the Millis Transfer acquisition on August 26, 2019, and as a result had $53.5 million outstanding debt at September 30, 2019 as compared to $0.0 million at December 31, 2018. The remaining assumed debt at September 30, 2019 has monthly installment payments and annual interest rates between 3.13% to 5.17%, and original maturities between 36 months and 84 months. The outstanding debt is secured by the underlying revenue equipment assets. We expect to fully retire the outstanding debt acquired from Millis Transfer before December 31, 2019.

Outstanding letters of credit associated with the revolving line of credit at September 30, 2019 were $11.3 million. As of September 30, 2019, the line of credit available for future borrowing was $88.7 million.

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2019 and December 31, 2018. Our effective tax rate was 25.2% and 25.9% for the three months ended

September 30, 2019 and 2018, respectively. Our effective tax rate was 24.5% and 18.4% for the nine months ended September 30, 2019 and 2018, respectively. The changes in the effective tax rate are driven by less favorable provision to income tax return adjustments and a reduced value of uncertain tax positions reaching the statute of limitations.

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

At September 30, 2019 and December 31, 2018, we had a total of $4.8 million and $4.6 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet.  Of this amount, $3.8 million and $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2019 and December 31, 2018.  The net decrease in unrecognized tax benefits was $0.1 million during the three months ended September 30, 2019. The net increase in unrecognized tax benefits was $0.3 million during the three months ended September 30, 2018.  The net increase in unrecognized tax benefits was $0.3 million and a decrease of $1.6 million during the nine months ended September 30, 2019 and 2018, respectively.  The net decrease during the three months ended September 30, 2019, was mainly due to favorable audit findings offsetting current year accruals for uncertain liabilities. The increase in the three months ended September 30, 2018 was due to the unrecognized tax benefits resulting from 2018 tax year positions. The net increase in the nine months ended September 30, 2019 and decrease during the same period of 2018 was the net impact of unrecognized tax benefits resulting from accruals for current year tax positions offset by favorable settlements and reductions due to lapse of statutes of limitations. These changes had the corresponding increasing or decreasing impact on the effective state tax rate during these same periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $1.0 million at September 30, 2019 and December 31, 2018 and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended September 30, 2019 and 2018 was a net expense of approximately $0.1 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2019 and 2018 was a net benefit of approximately $0.1 million and $1.4 million, respectively. There was a favorable impact to income tax expense during the three and nine months ended September 30, 2019 and 2018 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2019
(in thousands)
Balance at January 1, 2019	$4,585
Additions based on tax positions related to current year	1,212
Additions for tax positions of prior years	124
Reductions for tax positions of prior years	(140)
Reductions due to lapse of applicable statute of limitations	(867)
Settlements	(76)
Balance at September 30, 2019	$4,838

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is an increase of $0.2 million up to an increase of $1.2 million during the next twelve months mainly due to the additions for certain tax positions, net of the expiration of certain statute of limitations.  The federal statute of limitations remains open for the years 2016 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 14.  Operating Leases

Rent expense for operating leases for revenue equipment that resulted from our prior IDC acquisition was $0.0 million and $0.3 million for the three and nine months ended September 30, 2019 and $0.9 million and $4.5 million for the three and nine months ended September 30, 2018, respectively. These operating leases terminated March 31, 2019. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We currently lease certain terminal facilities under operating leases and we expect these current leases to expire in 2019 and 2020. One of these leases contains a purchase option which we have exercised and expect to close on the purchase during the fourth quarter of 2019. We are responsible for all taxes, insurance, and utilities related to the terminal leases. Rent expenses for terminal facilities were $0.6 million and $2.0 million (including related-party rental payments totaling $0.0 million and $0.0 million), for the three and nine months ended September 30, 2019. Rent expenses for terminal facilities were $1.2 million and $3.8 million (including related-party rental payments totaling $0.3 million and $0.7 million), for the three and nine months ended September 30, 2018. Historically, a portion of these leases were with limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners include one of our board members. The related-party rental payments were entered into as a result of a previous acquisition, although these leases ended in November, 2018. All operating lease expense is included in rent and purchased transportation in the consolidated statements of comprehensive income. See Note 15 for additional information regarding related party transactions.

Note 15. Related Party

We historically leased certain terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members and a commercial tractor dealership whose owners included one of our board members until the leases ended in November, 2018.

We purchased parts and services from the commercial tractor dealership noted above. We owed the commercial tractor dealership $0.0 million and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively.

The payments with related parties for the three and nine months ended September 30, 2019 and 2018 (in thousands) were as follows:

	Three months ended September 30,
	2019	2018
Payments for parts and services	$30	$65
Terminal lease payments	—	251
	$30	$316

	Nine months ended September 30,
	2019	2018
Payments for parts and services	$255	$346
Terminal lease payments	—	712
	$255	$1,058

Note 16.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments), trailer equipment, and exercised terminal purchase option as of September 30, 2019 was $82.2 million. These commitments extend through the remainder of 2019 and into 2021.

Note 17.  Subsequent Events

Subsequent to September 30, 2019, we paid an additional $32.4 million to retire the revenue equipment debt acquired through the acquisition of Millis Transfer, resulting in $21.1 million acquired debt outstanding.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains and the used equipment market, future customer relationships, future growth and acquisitions, the anticipated impact of our acquisition of Millis Transfer, our ability to attract and retain drivers, future driver compensation, the impact of the adoption of new accounting standards, the impact of changes in interest rates and tire prices, future liquidity, including the anticipated payoff of debt, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, and our future repurchases of our shares, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in the Company's 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2019, which is by this reference incorporated herein. Readers should review and consider the factors discussed in “Risk Factors” of the Company's 2018 Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. General demand for our freight services generally accelerated in the second half of 2017 and remained elevated throughout all of 2018 which resulted in tight freight capacity.  During the first nine months of 2019, the general demand for freight services was at a level lower than what was experienced throughout 2018.  Also, winter weather played a larger role in our freight volumes during the first quarter of 2019 compared to the same quarter of 2018. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during 2018. Although not as intense as 2018, competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented two driver pay increases within the past two years (October 1, 2017 and July 7, 2018). Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

On August 26, 2019 we completed our third acquisition in the past 6 years.  We acquired all the outstanding equity of Midwest Holdings, Inc. and Millis Real Estate LLC (collectively “Millis Transfer”).  The Millis Transfer acquisition added additional dry van truckload capacity to our core operations.   They have operated a driver training school program for over 20 years and through this program, potential drivers are taught the driving skills and core safety procedures required to obtain a commercial drivers license.  The driver training school program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.  Millis Transfer has driver compensation and benefit packages similar to Heartland including a driver pay structure that rewards drivers for safety.

As the second highest expense category, managing fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for the three months ended September 30, 2019 and 2018 were $3.02 and $3.24, respectively. The average price per gallon in 2019, through October 28, 2019, was $3.06. We cannot predict what fuel prices will be for the remainder of 2019. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At September 30, 2019, the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.5 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload services given the current shortage of qualified drivers in the industry.  We expect the driver hiring market to remain tight for the near future.  We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.  This includes increases to driver pay as well as different driving position offerings that allow us to offer more driver home time and flexibility.  In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1987 with the most recent, occurring on August 26, 2019, with the acquisition of Millis Transfer.  These acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We ended the first nine months of 2019 with operating revenues of $429.6 million, including fuel surcharges, net income of $60.2 million, and basic net income per share of $0.73 on basic weighted average outstanding shares of 82.0 million compared to operating revenues of $463.8 million, including fuel surcharges, net income of $50.2 million, and basic net income per share of $0.61 on basic weighted average shares of 82.5 million in the first nine months of 2018. We posted an 82.2% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2019 compared to 87.0% for the same period of 2018. We posted a 79.6% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the nine months ended September 30, 2019 compared to 84.9% for the same period of 2018. We had total assets of $949.0 million at September 30, 2019. We achieved a return on assets of 9.6% and a return on equity of 12.8% over the immediate past four quarters ended September 30, 2019, compared to 11.1% and 15.2%, respectively, for the immediate past four quarters ended September 30, 2018.

Our cash flow from operating activities for the nine months ended September 30, 2019 of $109.4 million was 25.5% of operating revenues, compared to $108.6 million and 23.4% in the same period of 2018.  During 2019, our net investing cash flows used were $116.3 million, which was mainly the result of cash used for the acquisition of Millis Transfer ($62.1 million), and revenue equipment purchases partially offset by proceeds received from the sale of revenue equipment ($54.2 million). We used $45.2 million in financing activities primarily related to the repayment of acquired revenue equipment debt related to the Millis Transfer acquisition ($39.9 million) and the payment of dividends ($4.9 million). As a result, our cash, cash equivalents and restricted cash decreased $52.2 million during the nine months ended September 30, 2019.  We ended the third quarter of 2019 with cash, cash equivalents and restricted cash of $130.8 million. Cash and cash equivalents, excluding restricted cash was $111.9 million at September 30, 2019.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$147,908	$151,279	$429,589	$463,800
Less: Fuel surcharge revenue	18,372	21,371	53,483	65,308
Operating revenue, excluding fuel surcharge revenue	129,536	129,908	376,106	398,492

Operating expenses	121,169	126,147	352,976	403,572
Less: Fuel surcharge revenue	18,372	21,371	53,483	65,308
Adjusted operating expenses	102,797	104,776	299,493	338,264

Operating income	$26,739	$25,132	$76,613	$60,228
Operating ratio	81.9%	83.4%	82.2%	87.0%
Adjusted operating ratio	79.4%	80.7%	79.6%	84.9%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	41.2%	36.4%	39.1%	37.7%
Rent and purchased transportation	1.3%	2.7%	1.4%	3.4%
Fuel	17.0%	18.2%	16.7%	18.4%
Operations and maintenance	4.2%	4.3%	4.1%	4.5%
Operating taxes and licenses	2.3%	2.6%	2.5%	2.6%
Insurance and claims	2.2%	2.9%	2.8%	2.8%
Communications and utilities	0.8%	0.9%	0.8%	1.0%
Depreciation and amortization	17.3%	16.6%	16.4%	16.3%
Other operating expenses	4.1%	3.5%	3.8%	3.7%
Gain on disposal of property and equipment	(8.5)%	(4.7)%	(5.6)%	(3.3)%
	81.9%	83.4%	82.2%	87.0%
Operating income	18.1%	16.6%	17.8%	13.0%
Interest income	0.7%	0.4%	0.8%	0.3%
Interest expense	(0.3)%	—%	(0.1)%	—%
Income before income taxes	18.5%	17.0%	18.5%	13.3%
Income taxes	4.6%	4.4%	4.5%	2.5%
Net income	13.9%	12.6%	14.0%	10.8%

Three Months Ended September 30, 2019 Compared With the Three Months Ended September 30, 2018

The Company acquired Millis Transfer on August 26, 2019 and therefore the operating results of the Company for the three and nine months ended September 30, 2019 includes the operating results of Millis Transfer for the period of August 26, 2019 to September 30, 2019. Millis Transfer's operations for this thirty-six day period impacted the change in operating revenues, salaries, wages and benefits, interest expense, fuel expense, and depreciation and amortization in 2019 compared to 2018 as further explained below.

Our quarterly operating ratio (81.9% and 79.4% non-GAAP adjusted operating ratio) showed improvement over the prior year (83.4% and 80.7%). See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Consistent with our prior acquisition integration strategy, over the past two years prior to the Millis Transfer acquisition, we have continued to focus on the most profitable customers and lanes, reduced our overall cost structure, significantly reduced the costs and operating limitations by ending the acquired revenue equipment lease obligations, reduced the average age of our tractors and trailers, and heightened the level of service and safety afforded our customers and drivers. We were able to show margin improvement, quarter over quarter in a tougher operating environment during the third quarter of 2019 as compared to the same quarter of 2018. Our net income improved from $19.1 million during the three months ended September 30, 2018 to $20.5 million during the same period ended September 30, 2019, an increase of 7.6%.

Operating revenue decreased $3.4 million (2.2%), to $147.9 million for the three months ended September 30, 2019 from $151.3 million for the three months ended September 30, 2018.  The decrease in revenue was the result of the combined effect of a decrease in trucking and accessorial and other revenues of $0.4 million (0.3%) and a $3.0 million (14.0%) decrease in fuel surcharge revenue from $21.4 million in 2018 to $18.4 million in 2019. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. The overall decrease in operating revenue reflects the net effect of lower miles driven partially offset by higher freight rates earned on miles driven. During the third quarter of 2019 we continued to experience a positive rate per mile environment compared to the rate per mile of the same period of 2018.  The general freight demand during the third quarter of 2019 was lower than that experienced during the same periods of 2018. There has been downward pressure on freight rates during 2019 due to lower freight demands and resulting oversupply of capacity in the truckload market. Looking ahead, we believe we are well positioned to capitalize on the cyclical nature of our freight environment in future periods.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower average Department of Energy ("DOE") diesel fuel prices (6.7%) and less loaded miles driven, during the three months ended September 30, 2019 compared to September 30, 2018, as reported by the DOE.

Salaries, wages, and benefits increased $5.8 million (10.4%), to $60.9 million for the three months ended September 30, 2019 from $55.1 million in the 2018 period.  Salaries, wages, and benefits increased primarily due to the addition of the Millis Transfer drivers and non-driver employees after the acquisition date. We expect driver pay to continue to be inflationary, which could result in higher salaries, wages, and benefits expense in future periods although there has been less pressure on driver wage rates in 2019 as a result of lower freight demand.

Rent and purchased transportation decreased $2.2 million (52.9%), to $1.9 million for the three months ended September 30, 2019 from $4.1 million in the comparable period of 2018.  The decrease was attributable to a decrease in amounts paid for revenue equipment and other leased property expense of $0.9 million, a decrease in amounts paid to independent contractors of $0.6 million, and a decrease in terminal rent and spotting service costs of $0.7 million. These decreases were due to significant reductions in leased revenue equipment as we ended the leases from prior acquisitions, fewer independent contractors, and fewer leased terminal properties. During the quarter ended September 30, 2019, independent contractors accounted for 1.2% of the total fleet miles compared to 1.9% for the same period of 2018. We expect our rent expense related to terminal facilities will be reduced further in 2019 as we expect to exercise a leased terminal purchase option before year end.

Fuel decreased $2.3 million (8.2%), to $25.2 million for the three months ended September 30, 2019 from $27.5 million for the same period of 2018. The decrease was primarily due to decreased miles driven and lower average diesel price per gallon (6.7%) as reported by the DOE. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization increased $0.5 million (1.8%), to $25.6 million during the three months ended September 30, 2019 from $25.1 million in the same period of 2018.  The increase is mainly attributable to the increase from the addition of the Millis Transfer fleet offset by expected declines in depreciation of our legacy fleet. We expect depreciation expense in the fourth quarter of 2019 to be higher than the third quarter of 2019 due to a full quarter of depreciation expense on the acquired fleet as compared to the period of August 26, 2019 to September 30, 2019 reflected in our third quarter results.

Operations and maintenance expense decreased $0.2 million (3.2%), to $6.3 million during the three months ended September 30, 2019 from $6.5 million in the same period of 2018. The decrease is due mainly to less tractors and trailers in our fleet year-over-year prior to the acquisition partially offset by the additional costs incurred following the acquisition date.

Operating taxes and licenses expense decreased $0.5 million (13.3%), to $3.4 million during the three months ended September 30, 2019 from $3.9 million in 2018, due to the offsetting effects of a decrease in the number of revenue equipment units (tractors and trailers) being licensed prior to the acquisition, partially offset by increases in property related taxes.

Insurance and claims expense decreased $1.1 million (26.1%), to $3.3 million for the three months ended September 30, 2019 from $4.4 million in 2018, due to decreased severity and frequency of claims as compared to the prior year.

Other operating expenses decreased $0.7 million (13.4%), to $6.0 million, during the three months ended September 30, 2019 from $5.3 million in 2018. These decreases are due mainly to decreased variable costs during the three months ended September 30, 2019 due to fewer revenue equipment units in our fleet partially offset by $0.4 million of acquisition related expenses.

Gains on the disposal of property and equipment increased $5.4 million (76.0%), to $12.6 million during the three months ended September 30, 2019 from $7.2 million in the same period of 2018.  The increase was primarily due to an increase of $5.3 million in gains on trailer equipment sales. The increases in gains on trailer sales was due to selling more units at higher gains per unit. We currently anticipate total gains for 2019 to be in the range of $30 to $33 million, based on current negotiated used equipment prices and our anticipated timing of equipment sales. Expected gains for 2019 could be materially impacted by timing of actual transactions.

Interest expense of $0.5 million recorded during the three months ended September 30, 2019 relates to the acquired debt of Millis Transfer as compared to no interest expense recorded during the same period in 2018.

Our effective tax rate decreased to 25.2% from 25.9% for the three months ended September 30, 2019 compared to 2018, respectively. The decrease as compared to the prior year resulted from a reduction in accruals for uncertain tax positions.

Nine Months Ended September 30, 2019 Compared With the Nine Months Ended September 30, 2018

Our operating ratio for the nine months ended September 30, 2019 (82.2% and 79.6% non-GAAP adjusted operating ratio), showed improvement over the prior year (87.0% and 84.9%). See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. We were able to show margin improvement, year over year in a tougher operating environment during the first nine months of 2019 as compared to the same period of 2018. Our net income improved from $50.2 million during the nine months ended September 30, 2018 to $60.2 million during the same period ended September 30, 2019, an increase of 19.8%.

Operating revenue decreased $34.2 million (7.4%), to $429.6 million for the nine months ended September 30, 2019 from $463.8 million for the nine months ended September 30, 2018.  The decrease in revenue was the result of the combined effect of a decrease in trucking and accessorial and other revenues of $22.4 million (5.6%) and a $11.8 million (18.1%) decrease in fuel surcharge revenue from $65.3 million in 2018 to $53.5 million in 2019. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available company drivers and independent contractors providing capacity to us. The overall decrease in operating revenue reflects the net effect of lower miles driven partially offset by higher freight rates earned on miles driven when compared to the same period in the prior year. During the first nine months of 2019 we continued to experience a positive rate environment year over year, although not at levels experienced throughout 2018.  The general freight demand during 2019 has been lower than the same period of 2018. In addition, weather was more extreme during the first quarter of 2019 compared to the first quarter of 2018 which negatively impacted our overall freight volumes during the 2019 period.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of lower miles driven and a slight decrease in average Department of Energy ("DOE") diesel fuel prices which declined 3.1% during the nine months ended September 30, 2019 compared to September 30, 2018, as reported by the DOE.

Salaries, wages, and benefits increased $6.6 million (3.8%), to $168.1 million for the nine months ended September 30, 2019 from $174.7 million in the 2018 period.  Salaries, wages, and benefits increased primarily due to an increase in driver pay implemented to address the demand for drivers effective July 7, 2018 equating to an approximate average increase of an additional 5% per driver on the driver pay component of salaries, wages, and benefits expense along with the inclusion of the Millis Transfer drivers and non-driver employees.

Rent and purchased transportation decreased $9.5 million (60.4%), to $6.2 million for the nine months ended September 30, 2019 from $15.7 million in the comparable period of 2018.  The decrease was attributable to a decrease in amounts paid for revenue equipment and other leased property expense of $4.3 million, a decrease in amounts paid to independent contractors of $3.0 million, and a decrease in terminal rent and spotting service costs of $2.2 million. These decreases were due to significant reductions in leased revenue equipment as we ended the leases from prior acquisitions, fewer independent contractors, and fewer leased terminal properties. During the nine months ended September 30, 2019, independent contractors accounted for 1.3% of the total fleet miles compared to 2.3% for the same period of 2018.

Fuel decreased $13.6 million (15.9%), to $71.7 million for the nine months ended September 30, 2019 from $85.3 million for the same period of 2018. The decrease was due to the combined effect of decreased miles driven and a decrease in average Department of Energy ("DOE") diesel fuel prices which declined 3.1% during the nine months ended September 30, 2018. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization decreased $5.1 million (6.7%), to $70.4 million during the nine months ended September 30, 2019 from $75.5 million in the same period of 2018.  The decrease is mainly attributable to a decrease in the amount of tractor depreciation expense. Tractor depreciation decreased $5.5 million due to a decrease in the number of tractors being depreciated during the nine months ended September 30, 2019 and our accelerated depreciation basis on tractors, partially offset by depreciation expense added from the Millis Transfer fleet as compared to the same period of 2018. Related to significant terminal location enhancements during 2019 and the Millis Transfer acquisition, other depreciation increased $1.2 million as compared to the same period in 2018. Trailer depreciation and intangible amortization decreased $0.8 million as compared to the same period in 2018. We expect depreciation expense to be lower in 2019 as compared to 2018 for the balance of the year as a result of these changes.

Operations and maintenance expense decreased $3.3 million (15.5%), to $17.7 million during the nine months ended September 30, 2019 from $21.0 million in the same period of 2018. The decrease is due mainly to the decrease in miles driven and less tractors and trailers in our fleet year-over-year prior to the acquisition of Millis Transfer.

Operating taxes and licenses expense decreased $1.2 million (10.2%), to $10.8 million during the nine months ended September 30, 2019 from $12.0 million in 2018, due to the offsetting effects of a decrease in the number of revenue equipment units (tractors and trailers) being licensed and increases in property related taxes.

Insurance and claims expense decreased $0.9 million (6.6%), to $12.0 million for the nine months ended September 30, 2019 from $12.9 million in 2018, due to decreased severity and frequency of claims as compared to the prior year.

Other operating expenses decreased $0.7 million (4.3%), to $16.4 million, during the nine months ended September 30, 2019 from $17.1 million in 2018. These decreases are due mainly to decreased variable costs during the nine months ended September 30, 2019 due to less miles driven partially offset by $0.5 million of acquisition related expenses.

Gains on the disposal of property and equipment increased $8.6 million (55.6%), to $24.0 million during the nine months ended September 30, 2019 from $15.4 million in the same period of 2018.  The increase was primarily related to gains on trailer equipment sales. The increases in gains on trailer sales was mainly due to selling a similar number of units at an increased amount of gains per unit as compared to the same period in 2018.

Our effective tax rate increased to 24.5% from 18.4% for the nine months ended September 30, 2019 compared to 2018, respectively. The increase as compared to the prior year resulted from larger favorable provision to income tax return adjustments recorded in 2018 as compared to 2019.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities and proceeds from the sale of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At September 30, 2019, we had $111.9 million in cash and cash equivalents, $53.5 million outstanding debt assumed from Millis Transfer, and $88.7 million available borrowing capacity on the Credit Agreement. We assumed $93.3 million of revenue equipment debt related to the Millis Transfer acquisition on August 26, 2019, and as a result of repayments following the acquisition had $53.5 million outstanding debt assumed at September 30, 2019. Subsequent to September 30, 2019, we paid an additional $32.4 million to retire revenue equipment debt acquired through the acquisition of Millis Transfer. We expect to fully retire the outstanding debt acquired from Millis Transfer before December 31, 2019.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on certain other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2019 and during the three and nine months then ended.

Cash flow provided by operating activities during the nine months ended September 30, 2019 was $109.4 million and relatively flat as compared to $108.6 million during the same period of 2018.  This was primarily due to the offsetting effects and net result of an $9.9 million increase due to higher net income, $6.4 million less cash used by working capital items, offset by $15.6 million less cash provided by non-working capital items. Cash flows provided by operating activities was 25.5% of operating revenues for the nine months ended September 30, 2019 compared with 23.4% for the same period of 2018.

Cash used in investing activities was $116.3 million during the nine months ended September 30, 2019 compared to cash flows used in investing activities of $42.1 million during the comparative 2018 period, or an increase in cash used of $74.2 million. The net increase in cash used was primarily the result of more cash used for the acquisition of Millis Transfer ($62.1 million) and more property and equipment purchases net of proceeds ($11.6 million). We currently estimate a total of approximately $35 to $45 million in net capital expenditures for the fourth quarter of 2019.

Cash used in financing activities increased $15.0 million during the nine months ended September 30, 2019 compared to the same period of 2018 due primarily to the net effects of $39.9 million more cash used for repayments of acquired debt partially offset by $25.1 million less cash used for repurchases of common stock as no shares were repurchased during the nine months ended September 30, 2019 compared to 1.4 million shares during the same period of 2018.

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase under the program as of September 30, 2019 and the program has no expiration date. There were no shares repurchased in the open market during the nine months ended September 30, 2019 and 1.4 million shares were repurchased during the nine months ended September 30, 2018. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid $12.8 million and $5.0 million for income taxes, net of refunds, in the nine months ended September 30, 2019 and September 30, 2018, respectively due to being in a lower income tax receivable position at the end of 2018 and due to timing of payments during 2019.

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

Interest Rate Risk

We had $53.5 million revenue equipment debt related to the acquisition of Millis Transfer outstanding at September 30, 2019 and we had $0.0 million outstanding and $88.7 million available borrowing capacity on our Credit Agreement at September 30, 2019. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates would not currently impact our annual interest expense as the debt acquired from Millis Transfer is at fixed rates and we do not have any outstanding borrowings on our existing line of credit but could impact our annual interest expense on future borrowings.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

We acquired Millis Transfer on August 26, 2019. The results of Millis Transfer have been included in our consolidated financial statements since the date of acquisition and represented 19.6% of consolidated total assets as of September 30, 2019, and represented 10.6% and 3.6% of operating revenue for the three and nine months ended September 30, 2019, respectively. As the acquisition occurred in August 2019 and Millis Transfer was previously not subject to SOX 404 requirements, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2019, will exclude Millis Transfer's internal controls over financial reporting. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting – Except as described above for the acquisition of Millis Transfer, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1
Acquisition and Merger Agreement, dated August 26, 2019, by and among, Midwest Holding Group, Inc., Millis Real Estate Leasing, LLC, the members of Millis Real Estate Leasing, LLC, Heartland Trucking, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and David P. Millis, in his capacity as Sellers’ Representative.

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 12, 2019	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)