Form 10-K
period 2019-12-31
HEARTLAND EXPRESS INC
filed 2020-02-25
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Securities Registered Pursuant to section 12(g) of the Act: None
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $0.8 billion.   In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates.  As of February 17, 2020 there were 82,054,510 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 86,275 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 14, 2020 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, future acquisitions and dispositions of and upgrades to revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future impact of the acquisition of Millis Transfer and the impact of its driver training programs, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, including the classification of our independent contractors, expected rent expense, expected changes to financial controls, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with law, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

ITEM 1. Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns directly or through subsidiaries, all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., Midwest Holding Group, LLC and Millis Transfer, LLC. On July 6, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017. On December 31, 2018, A & M Express, Inc. was merged into Heartland Express, Inc. of Iowa. On August 26, 2019, Heartland Express, Inc. of Iowa acquired Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC (together, "Millis Transfer"), a truckload carrier headquartered in Black River Falls, Wisconsin. Effective December 31, 2019, Millis Transfer, Inc. and Midwest Holding Group, Inc. were converted to Millis Transfer, LLC and Midwest Holding Group, LLC, respectively. Further, effective December 31, 2019, Millis Real Estate Leasing, LLC, Rivera Real Estate, LLC, and Great River Leasing, LLC were merged into Millis Transfer, LLC.

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We operate our consolidated operations under the brand names of Heartland Express and Millis Transfer. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. Approximately 99.9% of our operating revenue is derived from shipments within the United States ("U.S.") with the remainder being Canada. We do not have any operations in Mexico. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer limited temperature-controlled truckload services, which are not significant to our operations and were reduced to serving select dedicated customers in 2019. Further, we do not operate a non-asset-based freight brokerage business. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our headquarters is located in North Liberty, Iowa, in a low-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 25 largest cities in the US. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-three years from 1986 to 2019, we have grown our revenues to $596.8 million from $21.6 million and our net income has increased to $73.0 million from $3.0 million. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions.  More information regarding our total assets, revenues and profits for the past three and five years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last six years, Millis Transfer, occurring on August 26, 2019.  These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the U.S. with immaterial revenue derived from Canada. We do not have, nor have we during the last three fiscal years had, any long-lived assets permanently located outside the U.S.

We operate twenty-eight terminal facilities throughout the contiguous U.S. in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to service and maintain revenue equipment at our facilities on a frequent basis.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. Both Heartland Express and Millis Transfer operate centralized computer networks and regular communication to achieve enterprise-wide load coordination.

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

Customers, Marketing, Safety and Diversity

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•FedEx Express Core Carrier of the Year
•FedEx Express Platinum Award (99.93% On-Time Delivery)
•Lowe's - One-Way Store Carrier of the Year
•Quaker/Gatorade - 2018 Carrier of the Year (Central West Region)
•Quaker/Gatorade - 2018 Carrier of the Year (Southwest Region)

During 2019, we were also recognized with the following safety, operational, diversity, community service, and environmental awards:

•BP Driving Safety Standards Award 2018
•Logistics Management Quest for Quality Award (our sixteenth award in seventeen years)
•Commercial Carrier Journal Top 250 Award (#49)
•2020 Women on Boards "W" Winning Company
•Women Inc. Magazine's 2019 Most Influential Corporate Board Directors - Tahira K. Hira and Brenda Neville
•Wreaths Across America Honor Fleet
•US EPA SmartWay Excellence Award (our fifth award in the last seven years)

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 75%, 52%, and 36% of our operating revenues, respectively, in 2019. During 2018, our 25, 10, and 5 largest customers were approximately 75%, 55%, and 37%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer, Walmart Inc., accounted for more than 10% of our operating revenues in 2019 at 10.9%, and the same one customer accounted for more than 10% of our operating revenues in 2018 at 12.5%.

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

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives.  As of December 31, 2019, we employed approximately 4,050 people compared to approximately 3,450 people throughout the year ended December 31, 2018. The increase in employees as of December 31, 2019 was generally due to the Millis Transfer acquisition. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations.  Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the year ended December 31, 2019, independent contractors accounted for approximately 1.2% of our total miles compared to 2.1% in 2018.

Historically our strategy for both employee drivers and independent contractors is to (i) hire and engage safe and experienced drivers (the majority of drivers we hire and engage must have at least six months of qualifying over-the-road experience); (ii) promote retention with an industry-competitive compensation package, positive working conditions, and freight that requires little or no handling; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, the use of electronic logging devices ("ELDs"), and financial rewards for accident-free driving.  We also seek to minimize turnover of our employee drivers by providing modern, comfortable equipment, and by regularly scheduling "home time."  Our drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

Millis Transfer has operated Millis Training Institute since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. We operate in a cyclical industry and competition for drivers, which has historically been intense, escalates during periods of increased freight demand. Competition for professional drivers that meet our qualification standards is challenging due to the current trend of decreasing numbers of qualified drivers in our industry. This driver training program currently provides a source of qualified professional drivers for Millis Transfer and will become an additional source of potential professional drivers for Heartland as we expect to expand upon the current training program.

We are not a party to a collective bargaining agreement.  We believe that we have good relationships with our employees.

Driver Compensation

Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package generally includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. In addition to the scheduled pay increases based on years of continued service, we have increased the base pay package twice during the last three years. We believe that our driver compensation package, compared to others in our industry, is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. We also invest a significant amount of capital in our terminal facilities as we strive to offer our driver employees up to date and convenient amenities throughout our terminal network across the country while they are away from home.

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance, our drivers benefit from the latest safety technologies and features that we choose to equip our tractors with, helps us with appeal to new drivers, and retention of current drivers.

Deploying this core strategy, along with idle management technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award five times in the last seven years.

We seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share.

At December 31, 2019, most of our over-the-road sleeper berth tractor fleet was equipped with idle management controls. All over-the-road tractors are equipped with mobile communication systems that comply with the latest ELD regulations. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance.

As of December 31, 2019 the average age of our tractor fleet was 1.8 years compared to 1.3 years at December 31, 2018. The increase in tractor age during 2019 was primarily attributed to the acquired tractors from the Millis Transfer acquisition in August 2019. Although the Millis Transfer average age was higher than the historical Heartland average tractor age, the Millis Transfer average age was still below the industry average. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 3.6 years at December 31, 2019 compared to 3.5 years at December 31, 2018.

We obtain additional tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations. Independent contractors are responsible for the maintenance of their equipment. We utilized revenue equipment operating leases following our acquisition in 2017 until these leases ended on March 31, 2019.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts.  In addition, bulk fuel sites are maintained at the majority of our twenty-nine terminal locations.   We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites.  We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks.  Increases in fuel prices can have an adverse effect on the results of operations.  We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2019, and 2018, fuel expense was $101.9 million and $110.5 million, or 20.3% and 21.2%, respectively, of our total operating expenses.  For the years ended December 31, 2019 and 2018, fuel surcharge revenues were $75.0 million and $85.3 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 4.0% in 2019 compared to 2018, which had a corresponding positive impact on our net fuel cost, before the impacts of improved fleet efficiency, for the years ended December 31, 2019 and 2018, respectively. Additionally, overall fuel efficiency has improved during 2019 and 2018 due to adding more fuel-efficient late-model tractors to the operating fleet, which include various idle management technologies. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. The DOE average price of fuel has decreased 1.5% to $3.01 through February 17, 2020 as compared to the 2019 average price.

Competition and Industry

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes.  We compete with other truckload carriers; primarily those serving the regional, short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, qualified drivers, service, and equipment availability. We specialize in time-sensitive shipments, including "just-in-time" and similar types of freight. We provide premium service at compensatory rates, rather than competing solely on the basis of price.

We operate in a cyclical industry. Demand for our freight services generally accelerated in the second half of 2017 and remained elevated throughout all of 2018 (peak in mid-2018 and began to decline in the second half of 2018), which resulted in tight freight capacity.  Throughout 2019, the general demand for freight services was at a level much lower than what was experienced throughout 2018.  Also, winter weather played a larger role in our freight volumes during the first quarter of 2019 compared to the same quarter of 2018. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during 2018. Although not as intense currently as compared to 2018, competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, Millis Transfer's driver training program will provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented two driver pay increases within the past three years (October 1, 2017 and July 7, 2018). Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

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

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $0.1 million under our Millis policy or $2.0 million under our Heartland policy for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. For the Heartland policy claims, liabilities in excess of these amounts are covered by insurance up to $100.0 million. For the Millis policy claims, we retain liability for claims between $3.0 million and $10.0 million, while liabilities in excess of these amounts are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for property damage to our tractors and trailers. We maintain a general insurance coverage policy for our terminal facilities with a $0.25 million deductible.

Regulation

Transportation Regulations

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. It is unclear how long the process of finalizing a final rule will take, if one does come to fruition. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act (“FAST Act”) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.

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

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic onboard recording devices ("AOBRs") by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule was phased in, as states did not begin putting tractors out of service for non-compliance until April 1, 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. The use of AOBRs was permitted until December 2019, at which time the use of ELDs was required. Since we had proactively installed AOBRs on 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We had ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective HOS enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to HOS requirements and may further reduce industry capacity.

In the aftermath of the September 11, 2001 terrorist attacks, the Department of Homeland Security ("DHS") and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The U.S. Transportation Security Administration ("TSA") adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so. While transporting hazardous materials subjects us to a wide array of regulations, the number of hazardous material shipments we make is insignificant relative to our total number of shipments.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective on January 4, 2017, with a compliance date of January 6, 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020 (FMCSA officials have recently reported, however, that they are delaying implementation of the final rule by two years). In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. U.S. Congressional representatives also proposed a bill in 2019 that would pave the way for commercial drivers younger than 21 to drive trucks across state lines. This new bill, which would lower the age requirement of 21 to 18 for interstate commercial driving if certain requirements are met, received support from the American Trucking Associations ("ATA") during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S. Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee, and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:

•the worker is free from control and direction in the performance of services; and
•the worker is performing work outside the usual course of business of the hiring company; and
•the worker is customarily engaged in an independently established trade, occupation, or business.

How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

Environmental Regulations

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil, new oil, diesel exhaust fluid ("DEF"), or fuel storage tanks and fueling islands. We do not know of any environmental regulations that would have a material effect on our capital expenditures, earnings or competitive position. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. We maintain a young fleet age of tractors to ensure we are using the most up-to-date technology deployed by manufacturers to reduce emissions. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider Congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published shortly after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action as soon as 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Executive and Legislative Climate

The regulatory environment has changed under the administration of President Trump. In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year. In December 2019, the DOT announced a final rule indicating it is codifying this directive on our industry. This rule and any other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed, or repealed regulations.

The United States Mexico Canada Agreement (“USMCA”) has been ratified by the United States and Mexico, but must be ratified by the Parliament of Canada before it enters into effect. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, if the USMCA enters into effect, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.

With the FAST Act set to expire in September 2020, Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act. However, if Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2020 deadline, and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 and 2019 freight environment, which were characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which impact the pool of available drivers and our driver compensation costs;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather and railroad or ports congestion;

•	changes in interest rates;

•	rising costs of healthcare;

•	global currency markets and the relative strength of the U.S. Dollar and potential impacts to certain customers' financial strength and overall freight demand; and

•	industry compliance with ongoing regulatory requirements; and

•	global supply and demand for crude oil and its impact on domestic fuel costs.

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

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel and energy prices, driver and office employee wages, purchased transportation costs, taxes and interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance costs, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our terminals or at customer, port, border, or other shipping locations. Further, we may be unable to appropriately adjust our costs and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.

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

In addition, we cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or production capabilities, could be affected by actual or threatened outbreaks of disease or other public health risks, armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations.  These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

•	economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers' ability to compete with us;

•	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

•	the Heartland and Millis Transfer brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified),which could result in the loss of value attributable to our brand and reduced demand for our services; and

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from our major customers.  For the years ended December 31, 2019 and 2018, our top 25 customers, based on operating revenue, accounted for approximately 75% and 75%, respectively, of our operating revenue, and certain individual customers accounted for more than 5% of our operating revenue, and one was in excess of 10% of our operating revenue in 2019 and 2018. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms of our contracts. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. If any of our major customers experience financial hardship, the demand for our services could decrease which could negatively affect our operating results. Further, if one or more of our major customers were to seek protection under bankruptcy laws, we might not receive payment for a significant amount of services rendered and, under certain circumstances, might have to return payments made by such customers during the 90 days prior to the bankruptcy filing, which may cause an adverse impact on our profitability and operations. We have one customer in bankruptcy currently where return of approximately $8.0 million of payments has been sought. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Certain services we provide customers are subject to longer term written contracts. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including those with longer term contracts, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our customers with longer term contracts, could have a material adverse effect on our business, financial condition and results of operations.

The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in 2013 we entered into an unsecured credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”), which was amended in August 2018 and currently provides for an unsecured revolving line of credit with the flexibility to borrow up to $100.0 million and provides for an additional $100.0 million of borrowing capacity based on defined provisions in the agreement. We had no outstanding borrowings as of December 31, 2019. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement, or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy. Further, if borrowings under the Credit Agreement become unavailable, including because of recent significant fines or future regulatory actions and fines, judgements, or settlements, imposed upon Wells Fargo, and we need to obtain financing from other sources, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement, or to secure financing at all, which could have adverse consequences on our future operations.

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. Borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. We had no outstanding borrowings under the Credit Agreement as of December 31, 2019, however, potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may adversely affect our cost of capital in the future. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, drug and alcohol testing national database, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe the implementation of ELD's has and may further tighten such market. We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

While the size of our independent contractor fleet has been significantly reduced, independent contractors have historically comprised a portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees). For further discussion of this new California law, please see “Regulation” under “Item 1: Business.” Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the U.S. pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing, driver safety performance, and HOS. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, HOS, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size and gross vehicle weight limits, HOS, drug and alcohol testing and ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations. The Regulation section in Item 1 of this Annual Report discusses several proposed, pending, and final regulations that could significantly impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold. As a result, our fleet could be ranked poorly as compared to peer carriers, which could have an adverse effect on our business, financial condition, and results of operations. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers, limit the pool of available drivers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

We have in the past, and currently Millis does, exceed the FMCSA's established intervention thresholds in certain of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

In December 2015, Congress passed the FAST Act, which directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data, and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. Additionally, with the FAST Act set to expire in September 2020, the U.S. Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act, which could lead to further changes to the CSA program. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have a satisfactory DOT ratings, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards. The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements could result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider Congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published shortly after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards. In addition, future additional emission regulations are possible. In February 2017, CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. Any federal, state, or local regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results. Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

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

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.   If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;

•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may incur transactions costs and acquisition-related integration costs;

•	we could lose customers, employees, and drivers of any acquired company;

•	we may experience potential future impairment charges, write-offs, write-downs, or restructuring charges; and

•	we may issue dilutive equity securities, incur indebtedness, and/or incur large one-time expenses.

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

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs.  In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. Our business results in a substantial number of claims and litigation related to workers’ compensation, auto liability, general liability, cargo and property damage claims, personal injuries, and employment issues as well as employees’ health insurance. We self-insure for a portion of our claims, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. See Note 7 of the consolidated financial statements for more information regarding our self-insured retention amounts. We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses over our reserved amounts. Due to our high retained amounts, we have significant exposure to fluctuations in the number and severity of claims. If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

Our business depends on the efficient and uninterrupted operation of our information and communications systems and other technology assets, including the data contained therein and our communication system with our fleet of revenue equipment. We currently use a centralized computer networks and regular communication to achieve system-wide load coordination for both Heartland and Millis. Our operating systems are critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively.

Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems, there can be no assurance that such measures will be effective. If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. We do not carry a cybersecurity insurance policy. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

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

We previously identified material weaknesses as of December 31, 2017, in our internal control over financial reporting due to ineffective a) communication of objectives related to internal control, and b) development and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties; and ineffective assessment of changes that impact internal control, which contributed to ineffective controls over the allocation of the purchase price for IDC to the assets acquired and liabilities assumed (collectively, the “2017 Material Weaknesses”). Although we believe we have remediated the 2017 Material Weaknesses as of December 31, 2018 and 2019, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. If we identify any other material weaknesses in our internal control over financial reporting, or we fail to implement and maintain effective internal controls in the future, investors may lose confidence in our financial statements and/or our stock price may decline.

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

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment. The rule purported to increase the minimum salary from the current amount of $23,660 to $47,476 and aimed to count non-discretionary bonus, commission and other incentive payments towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. However, on January 1, 2020, a similar final rule adopted by the Department of Labor went into effect, raising the current minimum salary level for exempt employees from $455 per week, or $23,660 annually, to $684 per week, or $35,568 annually, and allowing for up to 10 percent of the standard salary level to come from non-discretionary bonuses and incentive payments (including commissions) that are paid at least annually. This rule, and any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we pay to currently exempt employees to maintain their exempt status, may have a materially adverse impact on our financial and operational results.

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

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a significant materially adverse effect on our business, results of operations, financial condition, or cash flows.

In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and rising risk of higher insurance costs.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2019, we had goodwill of $168.3 million and other intangible assets of $27.1 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

The following table provides information regarding our terminal facilities:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Owned
Burleson, Texas	No	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Green Bay, Wisconsin	Yes	No	No	Leased
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Richfield, Wisconsin	Yes	Yes	Yes	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
Tacoma, Washington (2)	Yes	Yes	Yes	Leased (2)
Trenton, Ohio	Yes	Yes	Yes	Owned
Weedsport, New York	No	Yes	Yes	Owned
Wilsonville, Oregon	Yes	Yes	Yes	Leased
(1) Corporation headquarters.
(2) Purchase option exercised on leased property prior to December 31, 2019, purchase transaction closing expected in 2020.

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

As of February 17, 2020, we had 238 stockholders of record of our common stock.  However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program.  However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2019. There were zero shares repurchased in the open market during the year ended December 31, 2019 and 1.4 million shares in 2018. Shares repurchased during 2018 were accounted for as treasury stock. We have omitted tabular disclosure of share repurchases given that, during the fourth quarter of 2019, no repurchases were made and the number of shares authorized for repurchase was 6.9 million.

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

The following table summarizes, as of December 31, 2019, information about the Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	52,150	—	237,736
Total	52,150	—	237,736

Column (a) represents unvested restricted stock awards outstanding under the Plan as of December 31, 2019. The weighted average stock price on the date of grant for outstanding restricted stock awards was $20.55, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the Plan as of December 31, 2019. We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2019 (1)	2018	2017 (2)	2016	2015
Statements of Income Data:
Operating revenue	$596,815	$610,803	$607,336	$612,937	$736,345
Operating expenses:
Salaries, wages, and benefits	240,139	227,872	236,872	231,980	277,318
Rent and purchased transportation	7,984	18,700	30,002	23,485	34,489
Fuel	101,871	110,536	104,381	91,494	123,714
Operations and maintenance	24,479	27,143	29,609	26,159	34,025
Operating taxes and licenses	14,459	16,390	16,615	15,559	18,095
Insurance and claims	17,003	17,227	18,850	24,449	21,618
Communications and utilities	4,953	6,086	5,781	4,485	6,001
Depreciation and amortization	100,212	100,519	103,690	105,578	110,973
Other operating expenses	22,781	21,506	24,666	13,385	28,572
Gain on disposal of property and equipment	(31,341)	(24,963)	(26,674)	(9,205)	(35,040)
	502,540	521,016	543,792	527,369	619,765
Operating income	94,275	89,787	63,544	85,568	116,580
Interest income	3,955	2,130	1,129	481	210
Interest expense	(1,052)	—	(175)	—	(19)
Income before income taxes	97,178	91,917	64,498	86,049	116,771
Federal and state income (benefit) taxes	24,211	19,240	(10,675)	29,663	43,715
Net income	$72,967	$72,677	$75,173	$56,386	$73,056
Weighted average shares outstanding (3)
Basic	81,980	82,378	83,298	83,297	86,974
Diluted	82,024	82,410	83,336	83,365	87,109
Earnings per share
Basic	$0.89	$0.88	$0.90	$0.68	$0.84
Diluted	$0.89	$0.88	$0.90	$0.68	$0.84
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet data:
Net working capital	$88,407	$167,813	$95,514	$136,577	$70,276
Total assets	898,931	806,213	789,127	738,228	736,030
Long-term debt (4)	—	—	—	—	—
Stockholders' equity	$684,659	$615,972	$574,645	$505,826	$469,928

(1)	We acquired 100% of the outstanding stock of Millis Transfer in August 2019. Therefore, our operating results for the year ended December 31, 2019, include the operating results of Millis Transfer for only the period of August 26, 2019 to December 31, 2019.

(2)	We acquired 100% of the outstanding stock of IDC in July 2017. Therefore, our operating results for the year ended December 31, 2017, include the operating results of IDC for only the period of July 6, 2017 to December 31, 2017.

(3)	The difference between basic and diluted weighted average shares outstanding is due to the effect of unvested restricted stock granted under the 2011 Restricted Stock Award Plan.

(4)
During 2013 we entered into an unsecured reducing line of credit agreement and was later amended to provide an unsecured revolving line of credit. Maximum borrowing capacity as of December 31, 2019 was $100.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $88.7 million under such line of credit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, future acquisitions and dispositions of and upgrades to revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future impact of the acquisition of Millis Transfer and the impact of its driver training programs, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, including the classification of our independent contractors, expected rent expense, expected changes to financial controls, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with laws, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations and were reduced to serving select dedicated customers in 2019. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our headquarters is located in North Liberty, Iowa, in a low-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 25 largest cities in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Developments
On August 26, 2019 we completed our third acquisition within six years.  We acquired all the outstanding equity of Millis Transfer.  The Millis Transfer acquisition added additional dry van truckload capacity to our core operations and this resulted in increased revenues and increased operating costs during the period August 26, 2019 to December 31, 2019.

In 2019, we generated operating revenues of $596.8 million, including fuel surcharges, net income of $73.0 million, and basic net income per share of $0.89 on basic weighted average outstanding shares of 82.0 million. This compared to operating revenues of $610.8 million, including fuel surcharges, net income of $72.7 million, and basic net income per share of $0.88 on basic weighted average shares of 82.4 million in 2018. We posted an 84.2% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2019, compared to 85.3% for the same period of 2018, and a 12.2% net margin (which represents net income as a percentage of operating revenues) for 2019, compared to 11.9% in the same period of 2018. We posted an 81.9% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2019 compared to 82.9% for the same period of 2018. We had total assets of $898.9 million at December 31, 2019. We achieved a return on assets of 8.2% and a return on equity of 11.0% over the year ended December 31, 2019, compared to 9.0% and 12.2% respectively, for 2018.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2019	2018
	(in thousands)

Operating revenue	$596,815	$610,803
Less: Fuel surcharge revenue (non-GAAP)	74,955	85,258
Operating revenue excluding fuel surcharge revenue	521,860	525,545

Operating expenses	502,540	521,016
Less: Fuel surcharge revenue (non-GAAP)	74,955	85,258
Adjusted operating expenses	427,585	435,758

Operating income	$94,275	$89,787
Operating ratio	84.2%	85.3%
Adjusted operating ratio (non-GAAP)	81.9%	82.9%

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

Our cash flow from operating activities for the twelve months ended December 31, 2019 was $146.4 million or 24.5% of operating revenues, compared to $146.5 million or 24.0% of operating revenues in 2018.  During 2019, we used $132.8 million in net investing cash flows, which was primarily used for $70.8 million of net purchases of revenue equipment and $61.9 million for the purchase of Millis Transfer. We used $100.4 million in financing activities including $93.3 million used for repayment on acquired debt and $6.6 million was used to pay dividends to our shareholders during 2019. As a result, our cash, cash equivalents, and restricted cash decreased by $86.9 million during the year ended December 31, 2019 to $96.1 million, with no outstanding debt.

Demand for our freight services generally accelerated in the second half of 2017 and remained elevated throughout all of 2018 (peak in mid-2018 and began to decline in the second half of 2018), which resulted in tight freight capacity.  Throughout 2019, the general demand for freight services was at a level much lower than what was experienced throughout 2018.  Also, winter weather played a larger role in our freight volumes during the first quarter of 2019 compared to the same quarter of 2018. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during 2018. Although not as intense currently as compared to 2018, competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, Millis Transfer's driver training program will provide an additional source of future potential professional drivers. For 2020, we expect the industry trends experienced in 2019 will likely continue early in the year and then improve slightly later in the year with an overall market expectation more like what was experienced in 2016 and early 2017 and well below the strong freight demand experienced in 2018.

Growth History and Capital Allocation

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last six years, Millis Transfer, occurring on August 26, 2019.  These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share.

When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. During periods of slower growth, we have deployed available cash toward dividends and stock repurchases. For the periods ended December 31, 2019, our operating cash flows as a percentage of operating revenues five-year average was 23.7%, our three-year average was 22.2%, and most recently for 2019 was 24.5%.

Tractor Strategy and Depreciation

Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, better driver comfort, and enhance dependability. We seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2019, our tractor fleet had an average age of 1.8 years and our trailer fleet had an average age of 3.6 years. During 2020, we expect the age of our trailer fleet to increase slightly and the age of our tractor fleet to remain relatively flat compared to 2019, based on estimated net capital expenditures in 2020.

Fuel Costs

Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2018 and 2019 were $3.18 and $3.06, respectively. The average price per gallon in 2020, through February 17, 2020, was $3.01. Fuel prices have been relatively flat comparing the year of 2018 to 2019. We cannot predict what fuel prices will be throughout 2020. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2019	2018
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	40.3%	37.3%
Rent and purchased transportation	1.4	3.1
Fuel	17.1	18.1
Operations and maintenance	4.1	4.4
Operating taxes and licenses	2.4	2.7
Insurance and claims	2.8	2.8
Communications and utilities	0.8	1.0
Depreciation and amortization	16.8	16.5
Other operating expenses	3.8	3.5
Gain on disposal of property and equipment	(5.3)	(4.1)
	84.2%	85.3%
Operating income	15.8%	14.7%
Interest income	0.7%	0.3%
Interest expense	(0.2)%	0.0%
Income before income taxes	16.3%	15.0%
Income tax (benefit) expense	4.1	3.1
Net income	12.2%	11.9%

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

On August 26, 2019 we completed our third acquisition within six years.  We acquired all the outstanding equity of Millis Transfer.  The Millis Transfer acquisition added additional dry van truckload capacity to our core operations, this resulted in increased revenues and increased operating costs during the period August 26, 2019 to December 31, 2019.

Operating revenue decreased $14.0 million (2.3%), to $596.8 million for the year ended December 31, 2019 from $610.8 million for the year ended December 31, 2018.  The decrease in revenue was the net result of a decrease in fuel surcharge revenue of $10.3 million along with a decrease in trucking and other revenues of $3.7 million. Millis Transfer contributed approximately 8.8% of the operating revenues, for the year ended December 31, 2019. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2019, we acquired Millis Transfer and the additional drivers and operations created growth to our operating fleet during part of the third and all of the fourth quarters. For 2020, we expect the industry trends experienced in 2019 will likely continue early in the year and then improve slightly later in the year with an overall market expectation more like what was experienced in 2016 and early 2017 and well below the strong freight demand experienced in 2018. We also expect driver recruiting and retention to continue to be a challenge during 2020, but not as difficult as 2018, given the driver demographics in our industry and will require us to continue to monitor and adjust our operating fleet and means of hiring and retaining drivers accordingly, including their compensation.

Our operating revenues are reviewed regularly on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The operating revenues decrease was the result of a decrease in loaded miles partially offset by an increase in the average rate per loaded mile.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a decrease in average DOE diesel fuel prices of 4.0% during 2019 compared to 2018, as reported by the DOE along with decreased loaded miles during the same period.

Salaries, wages, and benefits increased $12.2 million (5.4%), to $240.1 million for the year ended December 31, 2019 from $227.9 million in the 2018 period.  Salaries, wages, and benefits increased primarily due to the addition of Millis Transfer drivers and full year effects of recent driver pay increases, partially offset by attrition of drivers and less miles driven during 2019 as well as a decline in non-driver employees and related benefit costs for both groups. To address the demand for drivers across our industry, the Company implemented a driver wage increase that was effective July 2018. This equated to an approximate average increase of 5% per driver within the driver pay component of salaries, wages, and benefits expense. In addition, health insurance and workers' compensation had a net increase of $1.3 million due to an overall net increase in severity and frequency of claims.

Rent and purchased transportation decreased $10.7 million (57.3%), to $8.0 million for the year ended December 31, 2019 from $18.7 million in the comparable period of 2018.  The decrease was attributable to a decrease in amounts paid to independent contractors of $3.5 million and a net decrease in amounts paid for operating leases of revenue equipment and leased property expense of $7.2 million. The decrease in amounts paid to independent contractors was due to fewer miles driven by independent contractors. During the year ended December 31, 2019, independent contractors accounted for 1.2% of the total fleet miles compared to 2.1% for the same period of 2018. The decreases in operating leases of revenue equipment and leased terminal property expense was due to an effort to remove leased revenue equipment acquired from IDC from our operating fleet and decreasing the number of leased terminal locations during 2019. We expect our rent expense related to terminal locations will be further reduced in 2020 resulting from the execution of a purchase option and related property acquisition expected in 2020.

Fuel decreased $8.6 million (7.8%), to $101.9 million for the year ended December 31, 2019 from $110.5 million for the same period of 2018. The decrease was primarily the result of a 4.0% decrease in the average diesel price per gallon as reported by the DOE. In addition, reductions were due to fewer miles driven and increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies.

Depreciation and amortization decreased $0.3 million (0.3%), to $100.2 million during the year ended December 31, 2019 from $100.5 million in the same period of 2018.  The decrease is attributable to a decrease in the amount of tractor and trailer depreciation expense in our legacy fleet partially offset by the increase for the addition of depreciation expense on the acquired Millis Transfer fleet and increases in intangible asset amortization. We expect depreciation expense in 2020 to be approximately $110.0 million to $120.0 million. The increase is primarily due to a full year of Millis Transfer depreciation expense.

Operating and maintenance expense decreased $2.6 million (9.8%), to $24.5 million during the year ended December 31, 2019, from $27.1 million in the same period of 2018. Operating and maintenance costs decreased mainly due to the decrease in miles driven and the decrease in maintenance activity to prepare revenue equipment for sale during 2019 as there was a 21.0% decline in the amount of trailers sold and 61.2% decline in the amount of tractors sold during 2019 as compared to 2018.

Operating taxes and licenses expense decreased $1.9 million (11.8%), to $14.5 million during the year ended December 31, 2019 from $16.4 million in 2018, due to a lower number of revenue equipment units (tractors and trailers) licensed in 2019 as compared to 2018.

Insurance and claims expense decreased $0.2 million (1.3%), to $17.0 million during the year ended December 31, 2019 from $17.2 million in 2018, due to decreased severity and frequency of claims in 2019.

Other operating expenses increased $1.3 million (5.9%), to $22.8 million, during the year ended December 31, 2019 from $21.5 million in 2018, due mainly to $0.5 million increased professional services and $0.3 million other expenses primarily related to our acquisition of Millis Transfer in 2019 as compared to 2018.

Gains on the disposal of property and equipment increased $6.3 million (25.4%), to $31.3 million during the year ended December 31, 2019, from $25.0 million in the same period of 2018.  The increase was mainly due to a $6.6 million increase in gains on sales of trailer equipment. The increase in gains on trailer sales was due to a significant increase in gains per unit sold in 2019 as compared to 2018. We currently anticipate tractor and trailer equipment sale activity to be elevated in 2020 like 2019 as we expect to continue to refresh the acquired Millis Transfer fleet and to a lesser extent our legacy operating fleet. Total gains are estimated to be much less than 2019 at approximately $10 million in 2020 mainly as a result of revaluation of Millis equipment in August 2019 as part of the acquisition. This expectation is based on current used equipment prices and our anticipated timing of equipment sales however the used equipment market can be volatile and could impact these expectations.
Our effective tax rate was 24.9% and 20.9% for years ended December 31, 2019 and 2018, respectively.  The increase in the effective tax rate for 2019 is primarily attributable to a favorable tax adjustment in 2018 associated with the reduction in uncertain tax liabilities resulting from the expiration of the statute of limitations and estimated to actual tax return adjustments. We expect the 2020 effective tax rate to be comparable to the 2019 effective tax rate.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, inflation has been fairly modest with its impacts mostly related to revenue equipment prices, tire prices and compensation paid to drivers.  Innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have resulted in higher tractor prices.  More significant inflation has been experienced in insurance and claims cost related to health insurance and claims and also auto liability insurance and claims. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts.   Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2019 and 2018 was cash flow generated from operating activities. During 2019, we were able to fund the acquisition of Millis Transfer, including pay off of acquired debt, and revenue equipment purchases with cash on hand and cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the line of credit. At December 31, 2019, we had $76.7 million in cash and cash equivalents, no outstanding debt, and $88.7 million available borrowing capacity on the line of credit. As a result of letter of credit reductions subsequent to December 31, 2019, borrowing capacity was $90.4 million at February 17, 2020.

Operating cash flow for 2019 was $146.4 million and comparable to $146.5 million for 2018.  Cash flow from operating activities was 24.5% of operating revenues for the year ended December 31, 2019, compared to 24.0% for the same period of 2018.

Cash flows used in investing activities were $132.8 million during 2019, representing an increase in cash used of $95.0 million compared to cash flows used in investing activities of $37.8 million during 2018.  The increase in cash used in investing activities was mainly the result of $70.8 million of net purchases of revenue equipment in 2019, compared to $38.5 million of net purchases of revenue equipment in 2018, as well as $61.9 million used to acquire Millis Transfer in 2019. We currently anticipate net capital expenditures to be approximately $120.0 million to $140.0 million for 2020, which relates mainly to tractor and trailer purchases (approximately $95-$105 million) along with terminal development projects (approximately $25-35 million) throughout 2020.

Cash flows used in financing activities increased $68.5 million in 2019 compared to 2018. This was due to the net effect of $93.3 million cash used for repayments of debt which was acquired as part of the Millis Transfer acquisition in 2019, partially offset by $25.1 million less cash used for repurchases of our common stock during 2019, as no shares were repurchased in 2019. There were no repayments of debt during 2018 as we had no indebtedness.

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2019 and the program has no expiration date. There were no shares repurchased in the open market during the year ended December 31, 2019 and 1.4 million shares in 2018. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.
We paid income taxes, net of refunds, of $18.9 million in 2019, compared with $12.8 million during 2018. The increase in 2019 income tax payments compared to 2018 is primarily due to a $6.7 million tax refund applicable to the 2017 tax return which was applied as an offset to our 2018 tax payments. No such refund was applied to 2019.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2019.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions except as disclosed for purchase obligations and letters of credit.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2019.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$113.3	$116.6	$(3.3)	$—	$—
Obligations for unrecognized tax benefits (2)	6.0	—	—	—	6.0
	$119.3	$116.6	$(3.3)	$—	$6.0

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment and expected purchase of a leased terminal location. Due to estimated timing of revenue equipment sale transactions, sales of revenue equipment will extend into 2021 but receipt of new equipment is expected to have been completed in 2020.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties.  We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2019, we had a total of $5.0 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $4.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2019.  The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million at December 31, 2019, and is included in income taxes payable per the consolidated balance sheet.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2019
(in thousands)
Gross unrecognized tax benefits	$5,010
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	946
Obligations for unrecognized tax benefits	$5,956

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2016 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Property, plant, and equipment

Management estimates the useful lives of revenue equipment based on estimated use of the asset. It has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the 125% declining balance method for new tractors (excludes assets acquired in an acquisition) and straight-line method, respectively, as management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets.

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2019 and 2018.

Goodwill and other intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2019, the Company’s assessment of qualitative factors confirmed our conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2019 and 2018.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2019. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2019, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2019 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $7.2 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2020, a 10% increase in the price of tires would increase our tire purchase expense by $1.3 million, resulting in a corresponding decrease in income before income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of Grant Thornton, LLP (2019 and 2018) and KPMG LLP (2017), respectively, our independent registered public accounting firms, our consolidated financial statements, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 excluded Millis Transfer, as the acquisition occurred on August 26, 2019 and Millis Transfer was previously not subject to SOX 404 requirements. The results of Millis Transfer have been included in our consolidated financial statements since the date of acquisition and represented 21.1% of consolidated total assets as of December 31, 2019, and represented 8.8% of operating revenue for the twelve months ended December 31, 2019. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

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

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – Except for the acquisition of Millis Transfer noted above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 14, 2020 (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” and “Corporate Governance and the Board of Directors.”

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2019, 2018, and 2017	S-1

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

(b)        Exhibits.  The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated July 6, 2017, by and among Saltchuk Resources, Inc., Interstate Distributor Co., Heartland Express, Inc. of Iowa, and Heartland Express, Inc., in its capacity as guarantor. Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
2.2
Acquisition and Merger Agreement, dated August 26, 2019, by and among, Midwest Holding Group, Inc., Millis Real Estate Leasing, LLC, the members of Millis Real Estate Leasing, LLC, Heartland Trucking, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and David P. Millis, in his capacity as Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2019.

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013.
10.5	First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2018.
21**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 25, 2020	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, Secretary and Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2020
Christopher A. Strain

/s/ Benjamin J. Allen	Director	February 25, 2020
Benjamin J. Allen

/s/ Larry J. Gordon	Director	February 25, 2020
Larry J. Gordon

/s/ Tahira K. Hira	Director	February 25, 2020
Tahira K. Hira

/s/ Brenda S. Neville	Director	February 25, 2020
Brenda S. Neville

/s/ James G. Pratt	Director	February 25, 2020
James G. Pratt

/s/ Michael J. Sullivan	Director	February 25, 2020
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Auto Liability and Workers’ Compensation Claims Reserve Accrual
As described further in Notes 1 and 7 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability and workers’ compensation claims accruals subject to self-insurer insurance retention of $2.0 million and $1.0 million, respectively, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

•We tested the effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.

•We tested management’s process for determining the auto liability and workers’ compensation accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.
•We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

We have served as the Company’s auditor since 2018.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 21.1% and 8.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC were acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC.

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
February 25, 2020

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

/s/ KPMG LLP

Des Moines, Iowa
March 1, 2018

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$76,684	$161,448
Trade receivables, net	56,753	48,955
Prepaid tires	9,107	9,378
Other current assets	8,947	12,551
Income tax receivable	323	170
Total current assets	151,814	232,502
PROPERTY AND EQUIPMENT
Land and land improvements	60,637	46,095
Buildings	70,603	57,505
Leasehold improvements	437	437
Furniture and fixtures	4,255	3,057
Shop and service equipment	13,726	10,968
Revenue equipment	583,134	479,068
Construction in progress	6,351	6,540
	739,143	603,670
Less accumulated depreciation	212,856	200,550
Property and equipment, net	526,287	403,120
GOODWILL	168,295	132,410
OTHER INTANGIBLES, NET	27,136	14,494
DEFERRED INCOME TAXES, NET	6,006	4,535
OTHER ASSETS	19,393	19,152
	$898,931	$806,213
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,060	$10,552
Compensation and benefits	24,712	22,558
Insurance accruals	17,584	22,130
Other accruals	10,051	9,449
Total current liabilities	63,407	64,689
LONG-TERM LIABILITIES
Income taxes payable	5,956	5,577
Deferred income taxes, net	93,698	71,041
Insurance accruals less current portion	51,211	48,934
Total long-term liabilities	150,865	125,552
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2019 and 2018; outstanding 82,028 and 81,930 in 2019 and 2018, respectively	907	907
Additional paid-in capital	4,141	3,454
Retained earnings	826,666	760,262
Treasury stock, at cost; 8,661 and 8,759 shares in 2019 and 2018, respectively	(147,055)	(148,651)
	684,659	615,972
	$898,931	$806,213

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2019	2018	2017

OPERATING REVENUE	$596,815	$610,803	$607,336

OPERATING EXPENSES
Salaries, wages and benefits	240,139	227,872	236,872
Rent and purchased transportation	7,984	18,700	30,002
Fuel	101,871	110,536	104,381
Operations and maintenance	24,479	27,143	29,609
Operating taxes and licenses	14,459	16,390	16,615
Insurance and claims	17,003	17,227	18,850
Communications and utilities	4,953	6,086	5,781
Depreciation and amortization	100,212	100,519	103,690
Other operating expenses	22,781	21,506	24,666
Gain on disposal of property and equipment	(31,341)	(24,963)	(26,674)
	502,540	521,016	543,792

Operating income	94,275	89,787	63,544

Interest income	3,955	2,130	1,129

Interest expense	(1,052)	—	(175)

Income before income taxes	97,178	91,917	64,498

Federal and state income tax (benefit) expense	24,211	19,240	(10,675)

Net income	$72,967	$72,677	$75,173
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$72,967	$72,677	$75,173

Net income per share
Basic	$0.89	$0.88	$0.90
Diluted	$0.89	$0.88	$0.90

Weighted average shares outstanding
Basic	81,980	82,378	83,298
Diluted	82,024	82,410	83,336

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2017	$907	$3,433	$625,668	$(124,182)	$505,826
Net income	—	—	75,173	—	75,173
Dividends on common stock, $0.08 per share	—	—	(6,667)	—	(6,667)
Stock-based compensation, net of tax	—	85	—	228	313
Balance, December 31, 2017	907	3,518	694,174	(123,954)	574,645
Net income	—	—	72,677	—	72,677
Dividends on common stock, $0.08 per share	—	—	(6,589)	—	(6,589)
Repurchases of common stock	—	—	—	(25,087)	(25,087)
Stock-based compensation, net of tax	—	(64)	—	390	326
Balance, December 31, 2018	907	3,454	760,262	(148,651)	615,972
Net income	—	—	72,967	—	72,967
Dividends on common stock, $0.08 per share	—	—	(6,563)	—	(6,563)
Issuance of common stock for acquisition	—	113	—	637	750
Stock-based compensation, net of tax	—	574	—	959	1,533
Balance, December 31, 2019	$907	$4,141	$826,666	$(147,055)	$684,659

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2019	2018	2017
Net income	$72,967	$72,677	$75,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,932	101,329	103,905
Deferred income taxes	4,699	2,755	(27,121)
Stock-based compensation expense	2,065	539	511
Gain on disposal of property and equipment	(31,341)	(24,963)	(26,674)
Changes in certain working capital items (net of acquisition):
Trade receivables	6,676	15,338	15,239
Prepaid expenses and other current assets	509	1,227	860
Accounts payable, accrued liabilities, and accrued expenses	(10,758)	(26,012)	(26,893)
Accrued income taxes	623	3,653	(5,462)
Net cash provided by operating activities	146,372	146,543	109,538
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	92,942	130,752	147,578
Purchases of property and equipment, net of trades	(163,780)	(169,276)	(184,114)
Acquisition of business, net of cash acquired	(61,927)	—	(86,728)
Change in other assets	(26)	710	(233)
Net cash used in investing activities	(132,791)	(37,814)	(123,497)
FINANCING ACTIVITIES
Cash dividends paid	(6,563)	(6,589)	(6,667)
Shares withheld for employee taxes related to stock-based compensation	(532)	(213)	(198)
Repayments on acquired debt	(93,348)	—	(23,303)
Repurchases of common stock	—	(25,087)	—
Net cash used in financing activities	(100,443)	(31,889)	(30,168)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,862)	76,840	(44,127)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	182,938	106,098	150,225
End of period	$96,076	$182,938	$106,098
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$929	$—	$153
Cash paid during the period for income taxes, net of refunds	$18,888	$12,832	$21,909
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$1,476	$1,944	$3,387
Sold revenue equipment in other current assets	$1,282	$3,783	$869

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2019	2018	2017
Cash and cash equivalents	$76,684	$161,448	$75,378
Restricted cash included in other current assets	$1,594	$3,105	$7,936
Restricted cash included in other assets	$17,798	$18,385	$22,784
Total cash, cash equivalents and restricted cash	$96,076	$182,938	$106,098

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., Midwest Holding Group, LLC and Millis Transfer, LLC. On July 6, 2017, Heartland Express, Inc. of Iowa acquired Interstate Distributor Co. ("IDC"), which was subsequently merged into Heartland Express, Inc. of Iowa effective October 1, 2017. On December 31, 2018, A & M Express, Inc. was merged into Heartland Express, Inc. of Iowa. On August 26, 2019, Heartland Express, Inc. of Iowa acquired Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC (together, "Millis Transfer"), a truckload carrier headquartered in Black River Falls, Wisconsin. Effective December 31, 2019, Millis Transfer, Inc. and Midwest Holding Group, Inc. were converted to Millis Transfer, LLC and Midwest Holding Group, LLC, respectively. Further, effective December 31, 2019, Millis Real Estate Leasing, LLC, Rivera Real Estate, LLC, and Great River Leasing, LLC were merged into Millis Transfer, LLC. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services to select dedicated customers, which are not significant to our operations. We exited our non-asset-based freight brokerage business in the first quarter of 2017, however due to the acquisition of IDC we acquired and again operated a non-asset-based freight brokerage business from the date of acquisition until the termination of this business during the fourth quarter of 2017. During 2018 and 2019 we did not operate a non-asset-based freight brokerage business. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2019 and 2018, restricted and designated cash and investments totaled $19.4 million and $21.5 million, respectively. At December 31, 2019, $1.6 million was included in other current assets and $17.8 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2018 $3.1 million was included in other current assets and $18.4 million was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.5 million at December 31, 2019 and 2018, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are generally on a net 30 day basis or less.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.1 million and $0.9 million at December 31, 2019 and 2018, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors.  We recognize depreciation expense on new tractors (excluded tractors acquired through acquisition) at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2019, 2018, and 2017.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $1.9 million, $1.8 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2019, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s share price and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2019, 2018, and 2017.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no intangible impairment charge was required for the years ended December 31, 2019, 2018, and 2017. See Note 5 for additional information regarding intangible assets.

Insurance Accruals

We are self-insured for auto liability, cargo loss and damage, bodily injury and property damage ("BI/PD"), and workers’ compensation. Insurance accruals reflect the estimated cost of claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Insurance accruals are not discounted. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income. Insurance accruals are presented as either current or non-current in the consolidated balance sheets based on our expectation of when payment will occur.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $6.0 million and $4.9 million are included in other accruals in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.2 million and $1.1 million as of December 31, 2019 and 2018, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2019 and 2018.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $11.2 million related to all awards granted under the program has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2022.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2019, 2018, and 2017, we granted restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2019, 2018, and 2017 is as follows (in thousands, except per share data):

	2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,967	81,980	$0.89
Effect of restricted stock	—	44
Diluted EPS	$72,967	82,024	$0.89

	2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,677	82,378	$0.88
Effect of restricted stock	—	32
Diluted EPS	$72,677	82,410	$0.88

	2017
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$75,173	83,298	$0.90
Effect of restricted stock	—	38
Diluted EPS	$75,173	83,336	$0.90

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2019 and 2018. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which continues to require an entity to review indicators for impairment, perform qualitative assessments, and analyze the fair value of a reporting unit as compared to the carrying value of goodwill for potential impairment, but eliminates or replaces additional tests and assessments within the prior guidance. The provisions of this update are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for impairment measurement tests occurring after January 1, 2017. We adopted the provisions of this standard in 2019 as part of our annual impairment test that occurred in September 2019. The adoption of this standard did not have material impact on our impairment analysis.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. We have adopted this standard effective January 1, 2020 and the impact of adoption of the standard did not have a material impact on our financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period;

however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 36%, 37%, and 38% of operating revenues for the years ended December 31, 2019, 2018, and 2017, respectively. Our five largest customers accounted for approximately 30% and 36% of gross accounts receivable as of December 31, 2019 and 2018, respectively.

There was one customer that accounted for more than 10% of operating revenues for the year ended December 31, 2019 at 10.9%. This customer had accounts receivable of $5.8 million and $6.7 million as of December 31, 2019 and 2018, respectively. One customer accounted for more than 10% of operating revenues at 12.5% and 12.6% for the same periods ended 2018 and 2017, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.2 million and $1.1 million as of December 31, 2019 and 2018, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2019 and 2018.

Total revenues recorded were $596.8 million, $610.8 million, and $607.3 million for the twelve months ended December 31, 2019, 2018, and 2017, respectively. Fuel surcharge revenues were $75.0 million, $85.3 million, and $72.5 million for the twelve months ended December 31, 2019, 2018, and 2017, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $13.5 million, $14.9 million, and $24.3 million for the twelve months ended December 31, 2019, 2018, and 2017, respectively.

Note 4. Acquisitions of Millis Transfer and Interstate Distributor Co.

On August 26, 2019, Heartland Express, Inc. of Iowa (the “Buyer”) and Heartland Express, Inc., as guarantor, entered into an Acquisition and Merger Agreement with Millis Transfer. Millis Transfer is a truckload carrier headquartered in Black River Falls, Wisconsin, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services.

On July 6, 2017, Heartland Express Inc., of Iowa, (the "Buyer"), a wholly owned subsidiary of the "Company”, acquired IDC, a Washington corporation. In accordance with Internal Revenue Code Section 1361(b)(3)(C)(ii)(I) and (II), the transaction was treated for tax purposes as a sale of the assets of IDC by the seller to the Buyer, immediately followed by the Buyer’s contribution of such assets to IDC under Internal Revenue Code Section 351. The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. IDC was subsequently merged into the Buyer effective October 1, 2017.

Pursuant to the Acquisition and Merger Agreement of the Millis Transfer acquisition, the Buyer acquired all of Millis Transfer’s outstanding equity (the “Transaction”). The Buyer paid $156.0 million of total consideration, including cash (net of working capital adjustment), restricted shares of the Company's common stock, and assumed indebtedness of Millis Transfer.

With the Millis Transfer acquisition, total cash paid, net of working capital adjustment, and common stock issued of $62.7 million was funded out of the Company’s available cash and restricted shares of the Company's common stock issued from treasury stock. The transaction included the assumption of $93.3 million of Millis Transfer's indebtedness, of which no debt was outstanding at December 31, 2019. The Acquisition and Merger Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

Pursuant to the acquisition of IDC in July of 2017, the company paid $93.0 million in cash, net of approximately $6.3 million of cash acquired.

The following unaudited pro forma financial information for the years ended December 31, 2018 and December 31, 2019, assume that the acquisition of Millis occurred as of January 1, 2018. Pro forma adjustments reflected in the financial information below relate to accounting policy changes, such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align Millis results with those of the Company and income tax effects for the periods presented. The net effect of these pro forma adjustments increased net income by $3.0 million and $3.6 million for the periods ended December 31, 2019 and 2018, respectively.

	Year ended	Year ended
	December 31, 2019	December 31, 2018
	(in thousands)
Operating revenue	$694,672	$760,917
Net income	$75,951	$76,259

The Millis pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The following unaudited pro forma financial information for the year ended December 31, 2017, assumes that the acquisition of IDC occurred as of January 1, 2017. Pro forma adjustments reflected in the financial information below relate to accounting policy changes such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align IDC results with those of the Company and income tax effects for the periods presented. The net effect of these pro forma adjustments increased net income by $5.7 million for the year ended December 31, 2017.

Year ended
December 31, 2017
(in thousands)
Operating revenue	$756,498
Net income	$72,752

The IDC pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. Millis represented 21.1% of consolidated total assets as of December 31, 2019, and represented 8.8% of operating revenue for the twelve months ended December 31, 2019. Millis acquisition related expenses of $0.5 million are included in the consolidated statement of comprehensive income within the other operating expenses line item for the twelve months ended December 31, 2019. IDC acquisition related expenses of $0.9 million are included in the consolidated statement of comprehensive income for the year ended December 31, 2017.

The allocation of the Millis purchase price is detailed in the tables below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, working capital adjustments, and income taxes, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with Millis Transfer, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are not deductible for tax purposes.

The assets and liabilities associated with Millis Transfer were recorded at their fair values as of the acquisition date and the amounts are as follows:

MILLIS TRANSFER ACQUISITION DATE FAIR MARKET VALUES	(in thousands)
Trade and other accounts receivable	$14,474
Other current assets	1,656
Property and equipment	117,060
Other non-current assets	802
Intangible assets	15,300
Goodwill	35,885
Total assets	185,177
Accounts payable, accrued expenses, and current portion of long-term debt	(31,737)
Insurance accruals	(4,371)
Long-term debt	(70,191)
Deferred taxes	(16,201)
Total cash paid and common stock issued	$62,677

MILLIS TRANSFER TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase Agreement	$61,927
Common stock issued pursuant to the Acquisition and Merger Agreement	750
Total cash paid and common stock issued	$62,677

Note 5. Intangible Assets and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was a $15.3 million change in the gross amount of identifiable intangible assets during the twelve months ended December 31, 2019, related to the acquisition of Millis Transfer. Amortization expense of $2.7 million, $2.5 million and $2.9 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at December 31, 2019 and 2018:

	2019
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$3,221	$19,779
Tradename	0.5-10	12,900	8,260	4,640
Covenants not to compete	1-10	5,300	2,583	2,717
		$41,200	$14,064	$27,136

	2018
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	20	$13,600	$2,329	$11,271
Tradename	0.5-6	8,100	7,021	1,079
Covenants not to compete	1-10	4,200	2,056	2,144
		$25,900	$11,406	$14,494

Future amortization expense for intangible assets is estimated at $2.4 million for 2020, $2.4 million for 2021, $2.3 million for 2022, $2.2 million for 2023, and $1.9 million for 2024.

Changes in carrying amount of goodwill during the twelve months ended December 31, 2019 and December 31, 2018 were as follows:

(in thousands)
Balance at December 31, 2017	$132,410
Acquisition	—
Balance at December 31, 2018	$132,410
Acquisition	35,885
Balance at December 31, 2019	$168,295

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. The weighted average variable annual percentage rate is not calculated since no amounts were borrowed and outstanding at December 31, 2019. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants as of and for the year ended December 31, 2019 and December 31, 2018.

We had no long term debt outstanding at December 31, 2019 or 2018. Outstanding letters of credit associated with the revolving line of credit at December 31, 2019 were $11.3 million compared to $10.7 million at December 31, 2018. As of December 31, 2019, availability for future borrowing under the Credit Agreement was $88.7 million compared to $89.3 million at December 31, 2018.

Note 7.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention of $0.1 million under our Millis policy or $2.0 million under our Heartland policy, for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. For the Heartland policy claims, liabilities in excess of these amounts are covered by insurance up to $100.0 million. For the Millis policy claims, we retain liability for claims between $3.0 million and $10.0 million, while liabilities in excess of these amounts are covered by insurance up to $100.0 million. We retain any liability in excess of $100.0 million. We act as a self-insurer for property damage to our tractors and trailers.

We act as a self-insurer for workers’ compensation liability of $0.5 million or $1.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of this amount are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program.  Earnings on this account become part of the required deposit and as of December 31, 2019 and 2018 total deposits in this account were $1.5 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $12.8 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2019 or 2018.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance.  Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends.  Since the reported liability is an estimate, the ultimate liability may be more or less than reported.  In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period.  These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2019 and 2018.

Note 8.  Income Taxes

On December 22, 2017, the US Congress enacted the Tax Act, which made significant changes to U.S. federal income tax law, including a reduction in the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal and state impacts in the financial statements and have therefore finalized the accounting for the tax effects of the Tax Act in 2018.

Deferred tax assets and liabilities as of December 31 are as follows:

	2019	2018
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$262	$224
Accrued expenses	3,892	3,179
Stock-based compensation	178	92
Insurance accruals	15,054	15,415
State net operating loss carryforward	2,618	—
Federal net operating loss carryover and credits	8,793	—
Indirect tax benefits of unrecognized tax benefits	1,052	963
Other	3	2
Total gross deferred tax assets	31,852	19,875
Less valuation allowance	—	—
Net deferred tax assets	31,852	19,875
Deferred income tax liabilities:
Property and equipment	(101,843)	(74,794)
Goodwill and amortizable intangibles	(15,939)	(10,319)
Prepaid expenses	(1,762)	(1,268)
	(119,544)	(86,381)
Net deferred tax liability	$(87,692)	$(66,506)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2019 and 2018 as follows:

	2019	2018
	(in thousands)
Noncurrent assets, net	$6,006	$4,535
Long-term liabilities, net	(93,698)	(71,041)
	$(87,692)	$(66,506)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2019 and 2018.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2019	2018	2017
	(in thousands)
Current income taxes:
Federal	$14,122	$11,985	$17,997
State	5,698	4,498	(1,495)
	19,820	16,483	16,502
Deferred income taxes:
Federal	5,595	5,537	(28,020)
State	(1,204)	(2,780)	843
	4,391	2,757	(27,177)
Total	$24,211	$19,240	$(10,675)

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2019	2018	2017
	(in thousands)
Federal tax at statutory rate (21%, 21%, 35% respectively)	$20,406	$19,302	$22,574
State taxes, net of federal benefit	3,561	2,200	178
Permanent differences to return	540	408	309
Return to provision adjustment	(392)	(1,327)	(325)
Uncertain income tax penalties and interest, net	289	(1,067)	(1,208)
Enacted federal tax rate change	—	—	(32,789)
Other	(193)	(276)	586
	$24,211	$19,240	$(10,675)

At December 31, 2019 and December 31, 2018, we had a total of $5.0 million and $4.6 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets.  Of this amount, $4.0 million and $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2019 and December 31, 2018, respectively.  Unrecognized tax benefits were a net increase of $0.4 million and a net decrease of $1.3 million during the years ended December 31, 2019 and 2018, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states.  This had the effect of increasing the effective state tax rate in 2019 and reducing the effective state rate during 2018. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $1.0 million at December 31, 2019 and December 31, 2018, respectively, and is included in income taxes payable in the consolidated balance sheets.  Net interest and penalties included in income tax expense for the years ended December 31, 2019, 2018 and 2017 was approximately zero, a benefit of $1.4 million, and a benefit of $0.9 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2019, 2018 and 2017 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
	(in thousands)
Balance at January 1,	$4,585	$5,839
Additions based on tax positions related to current year	1,138	700
Additions for tax positions of prior years	124	—
Reductions due to lapse of applicable statute of limitations	(701)	(1,954)
Settlements	(136)	—
Balance at December 31,	$5,010	$4,585

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to tax matters.  At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2016 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 9.  Operating Leases

We had operating leases for certain revenue equipment during the periods presented related to the IDC acquisition. Rent expense for these leases, including lease termination payments, was $0.3 million, $5.0 million, and $8.0 million, for the years ended December 31, 2019, 2018, and 2017, respectively, and were included in rent and purchased transportation in the consolidated statements of comprehensive income. The last remaining leases from the acquisition were terminated March 31, 2019. These expenses were included in rent and purchased transportation in the consolidated statements of comprehensive income.

We lease certain terminal facilities under operating leases. Historically, a portion of these leases were with limited liability companies, whose members included one of our board members, and a commercial tractor dealership whose owners included one of our board members. The related-party rental payments were entered into as a result of a previous acquisition and these leases ended in 2018. Rent expense for terminal facilities was $2.5 million (including no related-party rental expense) for the year ended December 31, 2019 and expected to be reduced further upon completion of the purchase of the Tacoma, WA terminal facility which is expected to be completed in 2020. Rent expense for terminal facilities was $4.8 million, and $3.9 million, (including related-party rental expense totaling $0.8 million, and $1.6 million), for the years ended December 31, 2018, and 2017, respectively, and was included in rent and purchased transportation in the consolidated statements of comprehensive income. The various leases remaining are month-to-month or expire in 2020. We are responsible for all taxes, insurance, and utilities related to the terminal leases.

See Note 13 for additional information regarding related party transactions.

Note 10. Equity

We have a stock repurchase program with 6.9 million shares remaining authorized for repurchase as of December 31, 2019. There were no shares repurchased in the open market during the year ended December 31, 2019, 1.4 million in 2018, and none in 2017. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2019, 2018 and 2017 our Board of Directors declared regular quarterly dividends totaling $6.6 million, $6.6 million, and $6.7 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “Plan”) was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The Plan has 0.2 million shares that remain available for the purpose of making restricted stock grants at December 31, 2019. Shares granted in 2017 through 2019 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $18.12 and $23.37. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $2.1 million, $0.5 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Unrecognized compensation expense was $0.4 million at December 31, 2019 which will be recognized over a weighted average period of 0.7 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2019, 2018 and 2017. The vesting dates for the awards vested in 2019 occurred relatively evenly throughout the year ended December 31, 2019. The fair value of awards vested during 2019, 2018 and 2017 was $1.8 million, $0.8 million and $0.6 million, respectively.

	2019
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	26.5	$21.31
Granted	114.0	19.88
Vested	(87.9)	19.93
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of year	52.1	$20.55

	2018
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	53.7	$21.82
Granted	10.0	18.58
Vested	(35.7)	21.48
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of year	26.5	$21.31

	2017
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	53.0	$21.53
Granted	27.0	22.98
Vested	(25.3)	22.07
Forfeited	(1.0)	17.11
Outstanding (unvested) at end of year	53.7	$21.82

Note 12.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older.  Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Following the acquisition of Millis Transfer on August 26, 2019 a retirement savings plan ("Millis Transfer Plan") was created. The Millis Transfer Plan has the aforementioned characteristics of the Heartland Plan, but is for Millis Transfer employees. Also, we acquired the Retirement Saving Plan providing for discretionary matching contributions to driver and non-driver employees in our acquisition of IDC ("IDC Plan"). The IDC Plan was merged into the Heartland Plan on January 1, 2018. Our profit sharing contributions to the Retirement Savings Plans totaled approximately $1.6 million, $1.0 million, and $1.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 13. Related Party Transactions

We historically leased terminal facilities for operations under operating leases from certain limited liability companies, whose members include one of our board members, and a commercial tractor dealership whose owners include one of our board members until the leases ended in November 2018.

We purchased parts and services from the commercial tractor dealership noted above. We owed this commercial tractor dealership zero and $0.1 million, included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2019 and 2018, respectively.

The payments (receipts) with related parties for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Receipts for trailer sales	$—	$—	$(12)
Payments for parts and services	310	551	650
Terminal lease payments	—	713	1,625
	$310	$1,264	$2,263

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments), trailer equipment and an exercised terminal purchase option at December 31, 2019, was $113.3 million.

Note 15. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2019
Operating revenue	$139,536	$142,144	$147,908	$167,227
Operating income	20,843	29,030	26,739	17,663
Income before income taxes	21,988	30,259	27,415	17,516
Net income	17,318	22,361	20,501	12,787
Net income per share, basic	0.21	0.27	0.25	0.16
Net income per share, diluted	0.21	0.27	0.25	0.16

Year ended December 31, 2018
Operating revenue	$156,695	$155,826	$151,279	$147,003
Operating income	12,948	22,147	25,132	29,560
Income before income taxes	13,290	22,570	25,718	30,339
Net income	13,378	17,803	19,056	22,440
Net income per share, basic	0.16	0.22	0.23	0.27
Net income per share, diluted	0.16	0.22	0.23	0.27

Note 16.  Subsequent Events

No events occurred requiring additional disclosure.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$900	$200	$—	$—	$1,100
Year ended December 31, 2018	1,475	—	—	575	900
Year ended December 31, 2017	1,475	—	—	—	1,475

See accompanying Report of Independent Registered Public Accounting Firm.
S-1