Form 10-Q
period 2020-03-31
HEARTLAND EXPRESS INC
filed 2020-05-08
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2020 there were 81,351,133 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$64,183	$76,684
Trade receivables, net $1.1 million allowance in 2020 and 2019, respectively	62,849	56,753
Prepaid tires	8,100	9,107
Other current assets	10,996	8,947
Income tax receivable	3,132	323
Total current assets	149,260	151,814
PROPERTY AND EQUIPMENT
Land and land improvements	75,155	60,637
Buildings	76,510	70,603
Leasehold improvements	—	437
Furniture and fixtures	4,396	4,255
Shop and service equipment	14,042	13,726
Revenue equipment	609,199	583,134
Construction in progress	4,935	6,351
Property and equipment, gross	784,237	739,143
Less accumulated depreciation	238,521	212,856
Property and equipment, net	545,716	526,287
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	26,538	27,136
DEFERRED INCOME TAXES, NET	5,298	6,006
OTHER ASSETS	18,184	19,393
	$913,291	$898,931
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,112	$11,060
Compensation and benefits	25,078	24,712
Insurance accruals	17,364	17,584
Other accruals	11,165	10,051
Total current liabilities	71,719	63,407
LONG-TERM LIABILITIES
Income taxes payable	5,798	5,956
Deferred income taxes, net	100,531	93,698
Insurance accruals less current portion	50,555	51,211
Total long-term liabilities	156,884	150,865
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2020 and 2019; outstanding 81,345 and 82,028 in 2020 and 2019, respectively	907	907
Additional paid-in capital	4,432	4,141
Retained earnings	838,276	826,666
Treasury stock, at cost; 9,344 and 8,661 in 2020 and 2019, respectively	(158,927)	(147,055)
	684,688	684,659
	$913,291	$898,931
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2020	2019

OPERATING REVENUE	$166,318	$139,536

OPERATING EXPENSES
Salaries, wages, and benefits	70,254	53,796
Rent and purchased transportation	1,608	2,412
Fuel	25,941	23,180
Operations and maintenance	6,800	5,845
Operating taxes and licenses	3,842	3,891
Insurance and claims	5,354	4,789
Communications and utilities	1,421	1,223
Depreciation and amortization	26,634	22,227
Other operating expenses	6,909	5,171
Loss (gain) on disposal of property and equipment	229	(3,841)
	148,992	118,693

Operating income	17,326	20,843

Interest income	377	1,145

Income before income taxes	17,703	21,988

Federal and state income taxes	4,465	4,670

Net income	$13,238	$17,318
Other comprehensive income, net of tax	—	—
Comprehensive income	$13,238	$17,318

Net income per share
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

Weighted average shares outstanding
Basic	81,870	81,936
Diluted	81,945	81,956

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2019	$907	$4,141	$826,666	$(147,055)	$684,659
Net income	—	—	13,238	—	13,238
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Repurchases of common stock	—	—	—	(12,278)	(12,278)
Stock-based compensation, net of tax	—	291	—	406	697
Balance, March 31, 2020	$907	$4,432	$838,276	$(158,927)	$684,688

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2018	$907	$3,454	$760,262	$(148,651)	$615,972
Net income	—	—	17,318	—	17,318
Dividends on common stock, $0.02 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation, net of tax	—	(30)	—	207	177
Balance, March 31, 2019	$907	$3,424	$775,940	$(148,444)	$631,827

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$13,238	$17,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,761	22,451
Deferred income taxes	7,541	2,515
Stock-based compensation expense	936	284
Loss (gain) on disposal of property and equipment	229	(3,841)
Changes in certain working capital items:
Trade receivables	(6,096)	(4,324)
Prepaid expenses and other current assets	470	(396)
Accounts payable, accrued liabilities, and accrued expenses	(55)	(158)
Accrued income taxes	(2,967)	1,920
Net cash provided by operating activities	40,057	35,769
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,409	13,753
Purchases of property and equipment, net of trades	(42,092)	(34,209)
Change in other assets	51	4
Net cash used in investing activities	(39,632)	(20,452)
FINANCING ACTIVITIES
Payment of cash dividends	(1,628)	(1,640)
Shares withheld for employee taxes related to stock-based compensation	(239)	(107)
Repurchases of common stock	(12,278)	—
Net cash used in financing activities	(14,145)	(1,747)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,720)	13,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,076	182,938
End of period	$82,356	$196,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for income taxes, net of refunds	$(109)	$235
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$8,554	$7,309
Sold revenue equipment and property in other current assets	$2,000	$4,611
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$64,183	$176,303
Restricted cash included in other current assets	1,533	2,638
Restricted cash included in other assets	16,640	17,567
Total cash, cash equivalents and restricted cash	$82,356	$196,508
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. The consolidated financial results for the three months ended March 31, 2020 include the results of Millis Transfer while the three months ended March 31, 2019 do not. Purchase accounting in relation to the acquisition of Millis Transfer is deemed complete at March 31, 2020. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (the "SEC") on February 25, 2020. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2020.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.3 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2020 and December 31, 2019, respectively.

Total revenues recorded were $166.3 million and $139.5 million for the three months ended March 31, 2020 and 2019, respectively. Fuel surcharge revenues were $19.5 million and $17.0 million for the three months ended March 31, 2020 and 2019, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $3.5 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2020, restricted and designated cash and investments totaled $18.1 million, of which $1.5 million was included in other current assets and $16.6 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $19.4 million at December 31, 2019, of which $1.6 million was included in other current assets and $17.8 million was included in other non-current assets in the consolidated balance sheet.  The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors.  We recognize depreciation expense on new tractors using the 125% declining balance method. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At March 31, 2020, there were no amounts receivable related to equipment sales recorded in other current assets compared to $1.3 million at December 31, 2019.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2020. Amortization expense of $0.6 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2020:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$3,549	$19,451
Tradename	0.5-10	12,900	8,380	4,520
Covenants not to compete	1-10	5,300	2,733	2,567
		$41,200	$14,662	$26,538

The carrying amount of goodwill was $168.3 million at March 31, 2020 and December 31, 2019, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2020 and March 31, 2019, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2020 and March 31, 2019 is as follows (in thousands, except per share data):

	Three months ended March 31, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$13,238	81,870	$0.16
Effect of restricted stock	—	75
Diluted EPS	$13,238	81,945	$0.16

	Three months ended March 31, 2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,318	81,936	$0.21
Effect of restricted stock	—	20
Diluted EPS	$17,318	81,956	$0.21

Note 9. Equity

We have a stock repurchase program with 6.2 million shares remaining authorized for repurchase as of March 31, 2020. There were 0.7 million shares repurchased in the open market for $12.3 million during the three months ended March 31, 2020 and there were zero shares repurchased during the three months ended March 31, 2019. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2020 and 2019, our Board of Directors declared regular quarterly dividends totaling $1.6 million and $1.6 million, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. There were no shares that were issued during the period 2011 to 2016 that remain unvested at March 31, 2020. Shares granted in 2017 through 2020 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.9 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Unrecognized compensation expense was $0.9 million at March 31, 2020 which will be recognized over a weighted average period of 0.7 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	52.1	$20.55
Granted	60.2	20.84
Vested	(38.0)	20.86
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of period	73.8	$20.66

	Three Months Ended March 31, 2019
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	26.5	$21.31
Granted	12.5	20.04
Vested	(18.5)	21.09
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of period	20.0	$20.82

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2020 and during the three months then ended.

We had zero outstanding debt at March 31, 2020 and December 31, 2019, respectively. Outstanding letters of credit associated with the revolving line of credit at March 31, 2020 were $10.3 million. As of March 31, 2020, the line of credit available for future borrowing was $89.7 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2020 and December 31, 2019. Our effective tax rate was 25.2% and 21.2% for the three months ended March 31, 2020 and 2019, respectively. The changes in the effective tax rate are driven by less favorable provision to income tax return adjustments and a reduced roll-off of uncertain tax positions reaching the statute of limitations.

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

At March 31, 2020 and December 31, 2019, we had a total of $4.9 million and $5.0 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.9 million and $4.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2020 and December 31, 2019. The net decrease in unrecognized tax benefits was $0.1 million and $0.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The net decrease in unrecognized tax benefits during the first quarter of 2020 and 2019 was mainly due to the expiration of certain statutes of limitation net of additions. These changes had the corresponding increasing or decreasing impact on the effective state tax rate during these same periods. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively and is included in long-term income taxes payable in the consolidated balance sheets.  Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended March 31, 2020 and March 31, 2019 was a net benefit of approximately zero and $0.1 million, respectively. The favorable impact to income tax expense was due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2020
(in thousands)
Balance at January 1, 2020	$5,010
Additions based on tax positions related to current year	73
Reductions for tax positions of prior years	(201)
Balance at March 31, 2020	$4,882

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2017 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company's consolidated financial statements or related disclosures.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2020 was $84.1 million. These commitments extend through the remainder of 2020 and into 2021.

Note 14.  Subsequent Events

No events occurred requiring disclosure.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains and the used equipment market, future customer relationships, future growth and acquisitions, the anticipated impact of our acquisition of Millis Transfer, our ability to attract and retain drivers, future driver compensation, the impact of the adoption of new accounting standards, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, and our future repurchases of our shares, the anticipated impact of the COVID-19 pandemic, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and in the Company's 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2020. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. General demand for our freight services was strong throughout all of 2018 which resulted in tight freight capacity. During the first quarter of 2019 general demand for freight services was at a level lower than what was experienced throughout most of 2018. During the first two months of 2020, there was a general trend of softening demand for freight services as compared to the three months ended December 31, 2019, with increased demand in March resulting from the impacts of the COVID-19 pandemic. Given the impacts of COVID-19 on the economy currently and the potential impacts in the months ahead, it is unclear at this time how freight demand will respond over the next several months.

Competition for drivers, which has historically been intense, has stabilized recently but we expect attracting and retaining qualified drivers will be an ongoing and volatile challenge. Recent impacts of the COVID-19 pandemic have increased driver contacts for potential qualified drivers. We do not currently know how long this will last or whether the increased driver contacts will ultimately meet our hiring criteria. We continue to explore new strategies to attract and retain qualified drivers. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, and detention pay to assist drivers with offsetting unproductive detention time. Although there was increased pressure on driver pay in 2018, when there was a higher demand for freight services, there has been less pressure during 2019 and 2020, when demand for freight services has been lower. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

On August 26, 2019 we completed our third acquisition in the past 7 years.  We acquired all the outstanding equity of Midwest Holdings, Inc. and Millis Real Estate LLC (collectively “Millis Transfer”).  The Millis Transfer acquisition added additional dry van truckload capacity to our core operations.   They have operated a driver training school program for over 20 years and through this program, potential drivers are taught the driving skills and core safety procedures required to obtain a commercial drivers license.  The driver training school program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.  Millis Transfer has driver compensation and benefit packages similar to Heartland including a driver pay structure that rewards drivers for safety.

As the second highest expense category, managing fuel cost continues to be one of management's top priorities. Recent global events has created volatility in energy markets. Average DOE diesel fuel prices per gallon for the three months ended March 31, 2020 and 2019 were $2.88 and $3.02, respectively, although the average price per gallon in May 2020 was $2.40. We cannot predict what fuel prices will be for the remainder of 2020. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs.  These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2020, the Company’s tractor fleet had an average age of 2.0 years and the Company's trailer fleet had an average age of 3.8 years.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload services given a shortage of qualified drivers in the industry. We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.

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

We ended the first three months of 2020 with operating revenues of $166.3 million, including fuel surcharges, net income of $13.2 million, and basic net income per share of $0.16 on basic weighted average outstanding shares of 81.9 million compared to operating revenues of $139.5 million, including fuel surcharges, net income of $17.3 million, and basic net income per share of $0.21 on basic weighted average shares of 81.9 million in the first three months of 2019. We posted an 89.6% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2020 compared to 85.1% for the same period of 2019. We posted a 88.2% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2020 compared to 83.0% for the same period of 2019. We had total assets of $913.3 million at March 31, 2020. We achieved a return on assets of 7.6% and a return on equity of 10.2% over the immediate past four quarters ended March 31, 2020, compared to 9.5% and 12.6%, respectively, for the immediate past four quarters ended March 31, 2019.

Our cash flow from operating activities for the three months ended March 31, 2020 of $40.1 million was 24.1% of operating revenues, compared to $35.8 million and 25.6% in the same period of 2019.  During 2020, our net investing cash flows used were $39.6 million, which was mainly the result of net purchases of revenue equipment ($39.7 million). We used $14.1 million in financing activities primarily related to the repurchase of stock ($12.3 million) and the payment of dividends ($1.6 million). As a result, our cash, cash equivalents and restricted cash decreased $13.7 million during the three months ended March 31, 2020.  We ended the first quarter of 2020 with cash, cash equivalents and restricted cash of $82.4 million. Cash and cash equivalents, excluding restricted cash was $64.2 million at March 31, 2020.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended March 31,
	2020	2019
	(Unaudited, in thousands)

Operating revenue	$166,318	$139,536
Less: Fuel surcharge revenue	19,465	17,016
Operating revenue, excluding fuel surcharge revenue	146,853	122,520

Operating expenses	148,992	118,693
Less: Fuel surcharge revenue	19,465	17,016
Adjusted operating expenses	129,527	101,677

Operating income	$17,326	$20,843
Operating ratio	89.6%	85.1%
Adjusted operating ratio	88.2%	83.0%

(a) Operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, and adjusted operating ratio as reported in this Form 10-Q are based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	42.2%	38.6%
Rent and purchased transportation	1.0%	1.7%
Fuel	15.6%	16.6%
Operations and maintenance	4.1%	4.2%
Operating taxes and licenses	2.3%	2.8%
Insurance and claims	3.2%	3.4%
Communications and utilities	0.9%	0.9%
Depreciation and amortization	16.0%	15.9%
Other operating expenses	4.2%	3.7%
Loss (gain) on disposal of property and equipment	0.1%	(2.7)%
	89.6%	85.1%
Operating income	10.4%	14.9%
Interest income	0.2%	0.9%
Income before income taxes	10.6%	15.8%
Income taxes	2.6%	3.4%
Net income	8.0%	12.4%

Three Months Ended March 31, 2020 Compared With the Three Months Ended March 31, 2019

The Company acquired Millis Transfer on August 26, 2019 and therefore the operating results of the Company for the three months ended March 31, 2020 includes the operating results of Millis Transfer while the comparative period March 31, 2019 does not. Millis Transfer's operations for this period impacted the change in operating revenues, salaries, wages and benefits, fuel expense, and depreciation and amortization in three months ended March 31, 2020 compared to 2019 as further explained below.

Our quarterly operating ratio (89.6% and 88.2% non-GAAP adjusted operating ratio) deteriorated over the prior year (85.1% and 83.0%). See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income decreased from $17.3 million during the three months ended March 31, 2019 to $13.2 million during the same period ended March 31, 2020, a decrease of (23.6)%. The increase in operating ratio and reduction in income is primarily due to lower gains on sale of revenue equipment during the three months ended March 31, 2020 compared to the same period in 2019. The reduction in gains is primarily due to trade activity timing as we expect to record gains on disposal of property and equipment of $10 to $12 million, primarily in the third and fourth quarters of 2020. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies focused on improving the consolidated operating ratio.

Operating revenue increased $26.8 million (19.2%), to $166.3 million for the three months ended March 31, 2020 from $139.5 million for the three months ended March 31, 2019.  The increase in revenue was the result of an increase in total miles due to the addition of Millis, causing an increase in trucking and accessorial and other revenues of $24.3 million (19.9%) as well as a fuel surcharge revenue increase of $2.5 million (14.4%) from $17.0 million in 2019 to $19.5 million in 2020. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles (tractors) is directly affected by the number of available drivers providing capacity to us. The overall increase in operating revenue reflects the net effect of higher miles driven partially offset by lower freight rates earned on miles driven. Further, 2020 has presented unique operating challenges with a volatile freight market, changing customer needs and relationships, and an uncertain economic landscape in the months ahead. We believe we are well positioned to navigate the cyclical nature of the freight environment in future periods.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of more loaded miles driven which was partially offset by lower average Department of Energy ("DOE") diesel fuel prices (4.6%) during the three months ended March 31, 2020 compared to March 31, 2019, as reported by the DOE.

Salaries, wages, and benefits increased $16.5 million (30.6%), to $70.3 million for the three months ended March 31, 2020 from $53.8 million in the 2019 period.  Salaries, wages, and benefits increased primarily due to the addition of the Millis Transfer drivers and non-driver employees after the acquisition date. Compared to recent years we expect driver wages to be relatively flat to the monthly periods following the Millis Transfer acquisition, as there has been less pressure on driver wage rates in 2020 as a result of lower freight demand.

Rent and purchased transportation decreased $0.8 million (33.3%), to $1.6 million for the three months ended March 31, 2020 from $2.4 million in the comparable period of 2019.  The decrease was attributable to a decrease in amounts paid for revenue equipment lease expense of $0.3 million, a decrease in amounts paid to independent contractors of $0.4 million, and a decrease in terminal rent and spotting service costs of $0.1 million. These decreases were due to reductions in leased revenue equipment as we ended the leases from prior acquisitions, fewer independent contractors, and fewer leased terminal properties. During the quarter ended March 31, 2020, independent contractors accounted for 0.8% of the total fleet miles compared to 1.4% for the same period of 2019. We expect our rent expense related to terminal facilities will be less in 2020 following the purchase of the Tacoma, WA terminal location in March 2020, which was previously leased.

Fuel increased $2.7 million (11.9%), to $25.9 million for the three months ended March 31, 2020 from $23.2 million for the same period of 2019. The increase was primarily due to increased miles driven, partially offset by lower average diesel price per gallon (4.6%) as reported by the DOE. Further, there were general reductions in fuel due to increased fuel economy on our tractor fleet, idle management controls, and operational efficiencies that reduced fuel usage.

Depreciation and amortization increased $4.4 million (19.8%), to $26.6 million during the three months ended March 31, 2020 from $22.2 million in the same period of 2019. The increase is mainly attributable to the increase from the addition of the Millis Transfer fleet.

Operations and maintenance expense increased $1.0 million (16.3%), to $6.8 million during the three months ended March 31, 2020 from $5.8 million in the same period of 2019. The increase is mainly attributable to the increase from the addition of the Millis Transfer fleet along with additional miles driven.

Operating taxes and licenses expense decreased $0.1 million (1.3%), to $3.8 million during the three months ended March 31, 2020 from $3.9 million in 2019. The slight decrease was primarily due to the property taxes.

Insurance and claims expense increased $0.6 million (11.8%), to $5.4 million for the three months ended March 31, 2020 from $4.8 million in 2019, due to increased severity and frequency of claims as compared to the prior year. Further, we expect the expense related to insurance premiums that will be recorded over the remainder of 2020, to be higher than the expense recorded for insurance premiums over the last three quarters of 2019 and the first quarter of 2020. This is due to the addition of Millis Transfer and increased rates experienced through the insurance renewal process for our consolidated operations.

Other operating expenses increased $1.7 million (33.6%), to $6.9 million, during the three months ended March 31, 2020 from $5.2 million in 2019. These increases are due mainly to increased variable costs during the three months ended March 31, 2020 due to additional revenue equipment units in our fleet and increased miles driven.

Loss (gains) on the disposal of property and equipment decreased $4.0 million (106.0%), to a loss on disposal of $0.2 million during the three months ended March 31, 2020 from $3.8 million gain on disposal in the same period of 2019.  The decrease was primarily due to a significant decrease of equipment sales and wrecked equipment salvaged during the first three months of 2020. We expect to record gains on disposal of property and equipment of $10 to $12 million, primarily in the third and fourth quarters of 2020.

Our effective tax rate was 25.2% and 21.2% for the three months ended March 31, 2020 and 2019, respectively. The changes in the effective tax rate are driven by less favorable provision to income tax return adjustments and reduced roll-off of uncertain tax positions reaching the statute of limitations.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment.  Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and proceeds from sales of used equipment. Our primary source of liquidity is cash flow provided by operating activities and proceeds from the sale of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At March 31, 2020, we had $64.2 million in cash and cash equivalents, no outstanding debt, and $89.7 million available borrowing capacity on the Credit Agreement.
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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on certain other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2020 and during the three months then ended.

Cash flow provided by operating activities during the three months ended March 31, 2020 was $40.1 million as compared to $35.8 million during the same period of 2019.  This was primarily due to $14.1 million more cash provided by non-working capital items partially offset by a $4.1 million decrease due to lower net income and $5.7 million more cash used by working capital items. Cash flows provided by operating activities was 24.1% of operating revenues for the three months ended March 31, 2020 compared with 25.6% for the same period of 2019.

Cash used in investing activities was $39.6 million during the three months ended March 31, 2020 compared to cash flows used in investing activities of $20.5 million during the comparative 2019 period, or an increase in cash used of $19.1 million. The net increase in cash used was primarily the result of more property and equipment purchases net of proceeds, including the purchase of the Tacoma, WA terminal. We expect to spend approximately $85 to $95 million in net capital expenditures during the remainder of 2020.

Cash used in financing activities increased $12.4 million during the three months ended March 31, 2020 compared to the same period of 2019 due mainly to $12.3 million cash used for repurchases of common stock during the three months ended March 31, 2020 as we repurchased 0.7 million shares compared to zero share repurchases during the same period of 2019.

We have a stock repurchase program with 6.2 million shares remaining authorized for repurchase under the program as of March 31, 2020 and the program has no expiration date. There were 0.7 million shares repurchased in the open market for $12.3 million during the three months ended March 31, 2020 and no shares repurchased during the three months ended March 31, 2019. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments (refunds) of $(0.1) million and $0.2 million for income taxes, net of refunds, in the three months ended March 31, 2020 and March 31, 2019, respectively due to refunds received in the current year not received in the prior year. Due to the impacts of tax relief resulting from COVID-19, federal estimated tax payments that would normally be made in April and June, will be paid in July 2020.

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

Interest Rate Risk

We had no debt outstanding at March 31, 2020 although we had $89.7 million available borrowing capacity on our Credit Agreement at March 31, 2020. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and tires (rubber). We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Additionally, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Based on our actual fuel purchases for 2019, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of empty and out-of-route miles, and miles per gallon remained consistent with 2019 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $7.2 million in 2020. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2020, a 10% increase in the price of tires would increase our tire purchase expense by $1.3 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10 K for the year ended December 31, 2019, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors and should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We could be negatively impacted by the recent Coronavirus (“COVID-19”) pandemic or other similar outbreaks.

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. There is considerable uncertainty regarding such measures and potential future measures, all of which could limit our ability to meet customer demand, as well as reduce customer demand.

Measures we take to respond to the outbreak could disrupt our management, business, finance, and financial reporting teams. We may experience an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, which could have a materially adverse effect on our operating results. Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted resulting in a negative impact on our operations and results.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to general economic, credit, business, and regulatory factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results” under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The extent to which COVID-19 could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company of its common stock during the quarter ended March 31, 2020.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				6,897,461
January 1, 2020 - January 31, 2020	—	—	—	6,897,461
February 1, 2020 - February 29, 2020	64,000	$17.85	64,000	6,833,461
March 1, 2020 - March 31, 2020	646,376	$17.23	646,376	6,187,085
Total	710,376		710,376

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

HEARTLAND EXPRESS, INC.

Date:	May 8, 2020	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)