Form 10-K/A
period 2019-12-31
HEARTLAND EXPRESS INC
filed 2020-07-21
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Heartland Express, Inc. (the “Company”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 (the “Form 10-K”). In the Form 10-K, the Company presented a report on the Company's consolidated financial statements (the “Financial Statement Audit Report”) and a report on the Company's internal control over financial reporting (the "Internal Control Audit Report") of its prior auditors (KPMG LLP) for the fiscal year ended December 31, 2017. The Company is replacing the Financial Statement Audit Report as filed in the Form 10-K with the updated report of KPMG LLP on the Company's consolidated financial statements included in this Amendment, which removes portions of the Financial Statement Audit Report relating to financial statements not included in this Form 10-K and portions that are otherwise not required to be included in the Form 10-K. The Company is also removing the Internal Control Audit Report.

This Form 10-K/A is being filed solely to include the updated report of KPMG LLP on the Company’s consolidated financial statements and to remove the Internal Control Audit Report. No other changes were made to the Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Form 10-K.

This Amendment reflects information as of the filing date of the Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Form 10-K, except as specifically noted above.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

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

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013.
10.5	First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2018.
21**	Subsidiaries of the Registrant.
31.1***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1****	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Filed as an exhibit to the Form 10-K.

*** Filed herewith.

**** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	July 21, 2020	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance, Treasurer,
and Chief Financial Officer
(Principal Accounting and Financial Officer)

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

To the Stockholders and Board of Directors
Heartland Express, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Heartland Express, Inc. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002-2018.

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