Form 10-K
period 2020-12-31
HEARTLAND EXPRESS INC
filed 2021-02-22
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 0-15087
HEARTLAND EXPRESS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	93-0926999
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

901 Heartland Way, North Liberty, Iowa	52317
(Address of Principal Executive Offices)	(Zip Code)
319-626-3600
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HTLD	NASDAQ

Securities Registered Pursuant to section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [ ]	No [X]

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $0.9 billion. In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates. As of February 15, 2021 there were 79,977,102 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 53,700 shares of unvested restricted stock.

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 13, 2021 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, future acquisitions and dispositions of and upgrades to revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future impact of the acquisition of Millis Transfer and the impact of its driver training programs, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, including the classification of our independent contractors, expected rent expense, expected changes to financial controls, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with law, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, and the impacts of the COVID-19 pandemic on our business operations and driver recruiting and retention, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We operate our consolidated operations under the brand names of Heartland Express and Millis Transfer. We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to

California. Approximately 99.9% of our operating revenue is derived from shipments within the United States ("U.S.") with the remainder being Canada. We do not have any operations in Mexico. We focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer limited temperature-controlled truckload services, which are not significant to our operations and have been reduced to serving select dedicated customers specifically in the western part of the U.S. since 2019. Further, we do not operate a non-asset-based freight brokerage business. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid.  We believe the keys to success are maintaining high levels of customer service and safety, which are generally predicated on the availability of experienced drivers and late-model equipment.  We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-four years from 1986 to 2020, we have grown our revenues to $645.3 million from $21.6 million and our net income has increased to $70.8 million from $3.0 million. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions through new and existing customers as well as strategic acquisitions. More information regarding our total assets, revenues and profits for the past three and five years can be found in our “Consolidated Statements of Comprehensive Income” and “Selected Financial Data” that are included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last seven years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards. Our Chief Operating Decision Maker (“CODM”), Michael Gerdin, our President and Chief Executive Officer, oversees and manages all of our transportation services, on a combined basis, including previously acquired entities.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. Approximately 75% of our loads are less than 500 miles in length of haul. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the U.S. with immaterial revenue derived from Canada. We do not have, nor have we during the last three fiscal years had, any long-lived assets permanently located outside the U.S.

We operate twenty-six terminal facilities throughout the contiguous U.S. in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to service and maintain revenue equipment at our facilities on a frequent basis.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. Our CODM evaluates the operational efficiencies of the Company's transportation services and operating performance of terminals on a combined basis based on consolidated operating ratio and reports detailing all of the Company’s load movements, rate per mile, and non-revenue miles. Both Heartland Express and Millis Transfer operate centralized computer networks and regular communication to achieve enterprise-wide load coordination.

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•FedEx Express Core Carrier of the Year (10 years in a row)
•FedEx Express Platinum Award (99.96% On-Time Delivery)
•FedEx Ground Superior Performance Award
•Lowe's - One-Way Store Carrier of the Year
•MillerCoors National Logistics & Transportation Supplier of the Year
•Quaker/Gatorade - Central West Region Carrier of the Year
•Unilever - 2019 Carrier of the Year
•DHL - 2019 National Truckload Carrier of the Year
•Hills Pet Nutrition for Commitment, Dedication, and Outstanding Service

During 2020, we were also recognized with the following safety, operational, community service, and environmental awards:

•BP Driving Safety Standards Award 2019
•Logistics Management Quest for Quality Award (our seventeenth award in eighteen years)
•Commercial Carrier Journal Top 250 Award (#39)
•Wreaths Across America Honor Fleet
•U.S. EPA SmartWay Excellence Award

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 74%, 50%, and 34% of our operating revenues, respectively, in 2020. During 2019, our 25, 10, and 5 largest customers were approximately 75%, 52%, and 36%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified and no customer accounted for more than 10% of our operating revenues in 2020. One customer accounted for more than 10% of our operating revenues in 2019 at 10.9% and 2018 at 12.5%.

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

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives. During the year ended December 31, 2020, we employed an average of approximately 3,780 people compared to approximately 4,050 people during the year ended December 31, 2019. The decrease in employees as of December 31, 2020 was generally due to a decline in drivers due to the challenging qualified driver recruiting and retention environment experienced during 2020 along with the ongoing right-sizing of support staff following the acquisition of Millis Transfer. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the year ended December 31, 2020, independent contractors accounted for approximately 0.7% of our total miles compared to 1.2% in 2019.

Historically our strategy for both employee drivers and independent contractors is to (i) hire and engage safe and experienced drivers (the majority of drivers we hire and engage must have at least six months of qualifying over-the-road experience); (ii) promote retention with an industry-competitive compensation package, positive working conditions, and freight that requires little or no handling; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, the use of electronic logging devices ("ELDs"), and financial rewards for accident-free driving. We also seek to minimize turnover of our employee drivers by providing quality pay for their time with additional pay for safety, modern equipment, and by regularly scheduling "home time." Our drivers are generally compensated on the basis of miles driven including empty miles. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

In addition to hiring experienced drivers, the acquisition of Millis Transfer in 2019, included a CDL training school. They have operated Millis Training Institute since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. We operate in a cyclical industry and competition for drivers, which has historically been intense, escalates during periods of increased freight demand. Competition for professional drivers that meet our qualification standards is challenging due to the current trend of decreasing numbers of qualified drivers in our industry. This driver training program currently provides a source of qualified professional drivers for Millis Transfer and will become an additional source of potential professional drivers for legacy Heartland as we expect to expand upon the current training program in 2021.

We are not a party to a collective bargaining agreement.  We believe that we have good relationships with our employees.

Driver Compensation

Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package generally includes guaranteed minimum pay for our newest drivers, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. In addition to the scheduled pay increases based on years of continued service, we have increased the base pay package three times during the last four years. We believe that our driver compensation package, compared to others in our industry, is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. We also invest a significant amount of capital in our terminal facilities as we strive to offer our driver employees up to date and convenient amenities throughout our terminal network across the country while they are away from home.

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance, our drivers benefit from the latest safety technologies and features that we choose to equip our tractors with, helps us with appeal to new drivers, and retention of current drivers. Deploying this core strategy, along with idle management technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award six times in the last eight years.

We have historically owned our tractors and trailers and do not lease revenue equipment, other than when we have acquired companies that have utilized leases. Historically, we have paid cash for the acquisition of new revenue equipment. These strategies allow us the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

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

At December 31, 2020, the majority of our operating tractor fleet was equipped with idle management controls. All over-the-road tractors are equipped with mobile communication systems that comply with the latest ELD regulations. This technology allows for efficient communication with our drivers regarding freight and safety, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance and efficiency.

As of December 31, 2020 the average age of our tractor fleet was 1.7 years compared to 1.8 years at December 31, 2019. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 3.7 years at December 31, 2020 compared to 3.6 years at December 31, 2019.

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

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts. In addition, bulk fuel sites are maintained at the majority of our twenty-seven terminal locations. We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites. We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks. We also have insurance policies in place for the operation of our tanks located at terminal locations. Increases in fuel prices can have an adverse effect on the results of operations. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases.  For the years ended December 31, 2020, and 2019, fuel expense was $86.1 million and $101.9 million, or 15.6% and 20.3%, respectively, of our total operating expenses.  For the years ended December 31, 2020 and 2019, fuel surcharge revenues were $61.7 million and $75.0 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 16.5% in 2020 compared to 2019, which had a corresponding positive impact on our net fuel cost, before the impacts of improved fleet efficiency, for the year ended December 31, 2020 compared to 2019. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. The decrease in the DOE diesel fuel prices seen in 2020 was mostly due to a 15.7% average price decrease during the second quarter of 2020 compared to the first quarter of 2020. Fuel prices remained fairly consistent during the third and fourth quarters of 2020, although they began to increase in late 2020. This trend of fuel price increases has continued through February 2021. The latest DOE diesel fuel price in February 2021 is up 8.9% compared to the end of 2020 and is up 12.7% compared to the 2020 yearly average.

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

We operate in a cyclical industry. Demand for our freight services was elevated throughout all of 2018 (peak in mid-2018 and began to decline in the second half of 2018), which resulted in tight freight capacity. Throughout 2019, the general demand for freight services was at a level much lower than what was experienced throughout 2018. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020. This led to an overall increase in freight demand and favorable pricing environment as freight rates increased throughout the second half of 2020.

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, Millis Transfer's driver training program will provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented three driver pay increases within the past four years (October 2017, July 2018, and October 2020). Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

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

We act as a self-insurer for auto liability involving property damage, personal injury, or cargo based on defined insurance retention of $1.0 million under our Millis policy or $2.0 million under our Heartland policy for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional one-time $1.0 million aggregate self-insurance corridor for auto liability claims between $2.0 million and $3.0 million. For both Heartland and Millis claims, liabilities in excess of these deductibles are covered by insurance up to $60.0 million, including retention of 50% of exposure from $5.0 million to $10.0 million. We retain any liability in excess of $60.0 million. We act as a self-insurer for workers' compensation liability claims based on defined insurance retention of $1.0 million. We act as a self-insurer for property damage to our tractors and trailers. We maintain a general insurance coverage policy for our terminal facilities with a $0.25 million deductible.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Since that time, we have seen a slight increase in the productivity of our drivers. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

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

In May 2020, the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP expands the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, the not preventable determinations will be noted on a driver’s Pre-Employment Screening Program report.

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic onboard recording devices ("AOBRs") by nearly all carriers by December 2017 (the "2015 ELD Rule"). Enforcement of the 2015 ELD Rule was phased in, as states did not begin putting tractors out of service for non-compliance until April 2018. However, carriers were subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline. The use of AOBRs was permitted until December 2019, at which time the use of ELDs was required. Since we had proactively installed AOBRs on 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We had ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective HOS enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to HOS requirements and may further reduce industry capacity.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query

Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule. However, upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. The American Trucking Associations (“ATA”) has voiced concerns with the new guidelines, characterizing them as “weak” and “misguided,” and specially taking issue with the second sample requirement, which the ATA feels diminishes the value of hair testing. It is unclear if, and when, a final rule may be put in place. Any final rule may reduce the number of available drivers.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including HOS rules) may be fined up to $16,000 for each offense. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years which extends the compliance date to February 2022. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. Certain U.S. Congressional representatives proposed a bill in 2019 that would lower the age requirement from 21 to 18 for interstate commercial driving if certain requirements are met, which received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all. Meanwhile, the FMCSA announced in September 2020 that it is seeking public comment on a new pilot program to allow drivers aged 18, 19, and 20 to operate commercial motor vehicles in interstate commerce.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and while the Ninth Circuit Court of Appeals has since upheld the FMCSA's decision, it still remains uncertain whether it will stand. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S. Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability. In September 2020, the U.S. Court of Appeals for the Ninth Circuit heard oral arguments in the case to decide whether the preliminary injunction should remain in effect. A decision on the matter is expected soon.

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

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed rulemaking for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action in 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards were affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020, CARB also passed the Advanced Clean Trucks (“ACT”) regulation, requiring original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Executive and Legislative Climate

It is still uncertain how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Moving Forward Act, a $1.5 trillion infrastructure bill that passed the U.S. House of Representatives in June 2020, but is still waiting to be heard by the U.S. Senate. The Moving Forward Act incorporated and expanded upon the Investing in a New Vision for the Environment and Surface Transportation in America (INVEST in America) Act, a nearly $500 billion bill intended to rebuild and reimagine U.S. transportation and infrastructure that was passed out of the House Committee on Transportation and Infrastructure in June 2020. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo prior thereto. However, adoption and implementation of the same could negatively impact our business by increasing our compliance obligations and related expenses. President Biden has also indicated an intention to make substantial changes to the current U.S. tax laws during his administration, including changes to the way capital gains are treated. Any changes to U.S. tax laws may have an adverse impact on our business and profitability.

The United States Mexico Canada Agreement (“USMCA”) was entered into effect in July 2020. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.

With the FAST Act originally set to expire in September 2020, Congress had noted its intent to consider a multiyear highway measure that would update the FAST Act. However, in September 2020 Congress approved a one year extension of the FAST Act, now set to expire in September 2021. If Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2021 deadline, and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry in 2020, the FMCSA issued various temporary responsive measures throughout the year in order to combat the same, including, without limitation, those related to hours of service, commercial driver’s licenses and medical certifications. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

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

STRATEGIC RISKS

Our business is subject to economic, credit, business, and regulatory factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, which are characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which impact the pool of available drivers and our driver compensation costs;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to factors such as weather and railroad or ports congestion; and

•	rising costs of healthcare.

Economic conditions that decrease shipping demand and increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

•	the Heartland and Millis Transfer brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified),which could result in the loss of value attributable to our brand and reduced demand for our services.

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

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;

•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may incur transaction costs and acquisition-related integration costs;

•	we could lose customers, employees, and drivers of any acquired company;

•	we may experience potential future impairment charges, write-offs, write-downs, or restructuring charges; and

•	we may issue dilutive equity securities, incur indebtedness, and/or incur large one-time expenses.

OPERATIONAL RISKS

Increases in driver compensation or difficulties in attracting and retaining qualified drivers, including independent contractors, may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, drug and alcohol testing national database, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA, the drug and alcohol clearing house, and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers that is inherent within our industry. This high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. We also employ driver hiring standards which we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer tractors and face difficulty meeting shipper demands, any of which could adversely affect our profitability and results of operations.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from a small number of our major customers. Generally, we do not have long-term contracts with our major customers. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms of our contracts. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. If any of our major customers experience financial hardship, the demand for our services could decrease which could negatively affect our operating results. Further, if one or more of our major customers were to seek protection under bankruptcy laws, we might not receive payment for a significant amount of services rendered and, under certain circumstances, might have to return certain payments made by such customers, which may cause an adverse impact on our profitability and operations. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Certain services we provide customers are subject to longer term written contracts. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including those with longer term contracts, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our customers with longer term contracts, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on the efficient and uninterrupted operation of our information and communications systems and other technology assets, including the data contained therein and our communication system with our fleet of revenue equipment. We currently use centralized computer networks and regular communication to achieve system-wide load coordination for both Heartland and Millis. Our operating systems are critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. Furthermore, recently enacted data privacy laws, such as the California Consumer Privacy Act that became effective on January

1, 2020 and provides new data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

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

COMPLIANCE RISKS

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. At our last policy renewal in April 2020, we reduced our excess insurance coverage. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, and other agencies in the states in which we operate. For further discussion of the laws and regulations applicable to us, our drivers, and our equipment, please see “Regulation” under “Item 1: Business.” Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations.

If our independent contractors are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be adversely affected.

While the size of our independent contractor fleet has been significantly reduced, independent contractors have historically comprised a portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. For further discussion of the laws impacting the classification of independent contractors, please see "Regulation" under “Item 1. Business.”

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, which would have substantially liberalized the procedures for union organizations. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. Failure to comply with existing or future labor and employment laws could have a materially adverse effect on our business and operating results. For further discussion of the labor and employment laws, please see "Regulation" under “Item 1. Business.”

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

We have in the past exceeded the FMCSA's established intervention thresholds in certain of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have put procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have satisfactory DOT ratings, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations. Furthermore, any changes to the DOT safety rating could make it more difficult for us to receive a satisfactory rating.

Compliance with various environmental laws and regulations may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, waste oil, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results. For further discussion of environmental laws and regulations, please see "Regulation" under “Item 1. Business.”

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

The approach of President Biden’s administration to tariffs and other trade regulations is still uncertain. The imposition of additional tariffs or quotas or changes to certain trade agreements, including tariffs applied to goods traded between the United States and China, could, among other things, increase the costs of the materials and decrease the availability of certain materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

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

FINANCIAL RISKS

The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in 2013 we entered into an unsecured credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”), which was amended in August 2018 and currently provides for an unsecured revolving line of credit with the flexibility to borrow up to $100.0 million and provides for an additional $100.0 million of borrowing capacity based on defined provisions in the agreement. We had no outstanding borrowings as of December 31, 2020. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement, or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy. Our Credit Agreement expires in August 2021. To the extent we are unable to renew our credit facility on similar terms to the existing credit facility, could have an adverse effect on our operations, financial condition, or cash flows. Further, if borrowings under the Credit Agreement become unavailable, including because of recent significant fines or future regulatory actions and fines, judgements, or settlements, imposed upon Wells Fargo, and we need to obtain financing from other sources, we may be unable to obtain terms as favorable as the current terms of the Credit Agreement, or to secure financing at all, which could have adverse consequences on our future operations.

Our profitability may be materially adversely impacted if our capital investments do not match customer demand or if there is a decline in the availability of funding sources for these investments.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and the resale values of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with governmental regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.

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

As of December 31, 2020, we had goodwill of $168.3 million and other intangible assets of $24.7 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The Gerdin family, our directors, and our executive officers, as a group, own or control approximately 41% of our common stock, and their interests may conflict with the interests of our other stockholders. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, the Gerdin family, the executive officers and directors, as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

COVID-19 RISKS

We could be negatively impacted by the COVID-19 pandemic or other similar outbreaks.

We have experienced an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, which have disrupted our operations. Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted. Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity and reduce credit options available to us.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. It is likely that the current outbreak has caused a slowdown in the global economy and the duration of the contraction remains uncertain. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, credit, business, and regulatory factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.”

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

The following table provides information regarding our terminal facilities with either shop and maintenance or fueling services:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	Yes	Owned
Boise, Idaho	Yes	Yes	No	Owned
Burleson, Texas	No	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Richfield, Wisconsin	Yes	Yes	Yes	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Seagoville, Texas	Yes	Yes	Yes	Owned
Tacoma, Washington	Yes	Yes	Yes	Owned
Trenton, Ohio	Yes	Yes	Yes	Owned
Weedsport, New York	No	Yes	Yes	Owned
(1) Corporation headquarters.

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

As of February 15, 2021, we had 272 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program. However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Stock Repurchase

We have a stock repurchase program with 5.4 million shares remaining authorized for repurchase as of December 31, 2020. There were 1.5 million shares repurchased in the open market during the year ended December 31, 2020 and no shares repurchased in 2019. Shares repurchased during 2020 were accounted for as treasury stock.

Shares repurchased during the three month period ended December 31, 2020 are as follows:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				6,187,085
October 1, 2020 - October 31, 2020	417,039	18.62	417,039	5,770,046
November 1, 2020 - November 30, 2020	162,038	18.53	162,038	5,608,008
December 1, 2020 - December 31, 2020	168,433	18.36	168,433	5,439,575

Subsequent to December 31, 2020, we have repurchased 0.7 million shares of our common stock for $12.9 million. This has reduced the remaining authorized shares for repurchase to 4.7 million shares as of February 15, 2021. The specific timing and amount of future repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. Repurchases are expected to continue from time to time, as conditions permit, until the number of shares authorized to be repurchased have been bought, or until the authorization to repurchase is terminated, whichever occurs first. The share repurchase authorization is discretionary and has no expiration date. The repurchase program may be suspended, modified, or discontinued at any time without prior notice.

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

The following table summarizes, as of December 31, 2020, information about the Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	59,700	—	117,886
Total	59,700	—	117,886

Column (a) represents unvested restricted stock awards outstanding under the Plan as of December 31, 2020. The weighted average stock price on the date of grant for outstanding restricted stock awards was $20.29, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the Plan as of December 31, 2020. We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto within this Annual Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2020	2019 (1)	2018	2017 (2)	2016
Statements of Income Data:
Operating revenue	$645,262	$596,815	$610,803	$607,336	$612,937
Operating expenses:
Salaries, wages, and benefits	269,482	240,139	227,872	236,872	231,980
Rent and purchased transportation	4,643	7,984	18,700	30,002	23,485
Fuel	86,094	101,871	110,536	104,381	91,494
Operations and maintenance	27,647	24,479	27,143	29,609	26,159
Operating taxes and licenses	14,962	14,459	16,390	16,615	15,559
Insurance and claims	22,229	17,003	17,227	18,850	24,449
Communications and utilities	5,281	4,953	6,086	5,781	4,485
Depreciation and amortization	109,937	100,212	100,519	103,690	105,578
Other operating expenses	26,398	22,781	21,506	24,666	13,385
Gain on disposal of property and equipment	(14,830)	(31,341)	(24,963)	(26,674)	(9,205)
	551,843	502,540	521,016	543,792	527,369
Operating income	93,419	94,275	89,787	63,544	85,568
Interest income	842	3,955	2,130	1,129	481
Interest expense	—	(1,052)	—	(175)	—
Income before income taxes	94,261	97,178	91,917	64,498	86,049
Federal and state income (benefit) taxes	23,455	24,211	19,240	(10,675)	29,663
Net income	$70,806	$72,967	$72,677	$75,173	$56,386
Weighted average shares outstanding (3)
Basic	81,388	81,980	82,378	83,298	83,297
Diluted	81,444	82,024	82,410	83,336	83,365
Earnings per share
Basic	$0.87	$0.89	$0.88	$0.90	$0.68
Diluted	$0.87	$0.89	$0.88	$0.90	$0.68
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet data:
Net working capital	$121,970	$88,407	$167,813	$95,514	$136,577
Total assets	$951,176	$898,931	$806,213	$789,127	$738,228
Long-term debt (4)	$—	$—	$—	$—	$—
Stockholders' equity	$724,334	$684,659	$615,972	$574,645	$505,826

(1)	We acquired 100% of the outstanding stock of Millis Transfer in August 2019. Therefore, our operating results for the year ended December 31, 2019, include the operating results of Millis Transfer for only the period of August 26, 2019 to December 31, 2019.

(2)	We acquired 100% of the outstanding stock of IDC in July 2017. Therefore, our operating results for the year ended December 31, 2017, include the operating results of IDC for only the period of July 6, 2017 to December 31, 2017.

(3)	The difference between basic and diluted weighted average shares outstanding is due to the effect of unvested restricted stock granted under the 2011 Restricted Stock Award Plan.

(4)
During 2013 we entered into an unsecured reducing line of credit agreement and was later amended to provide an unsecured revolving line of credit. Maximum borrowing capacity as of December 31, 2020 was $100.0 million. Based on outstanding letters of credit, we had available borrowing capacity of $88.5 million under such line of credit.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, future acquisitions and dispositions of and upgrades to revenue equipment, future market for used equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future impact of the acquisition of Millis Transfer and the impact of its driver training programs, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected gains on sale of equipment, expected driver compensation, expected independent contractor usage, including the classification of our independent contractors, expected rent expense, expected changes to financial controls, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with laws, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, future fuel expense and the future effectiveness of fuel surcharge programs, and the impacts of the COVID-19 pandemic on our business operations and driver recruiting and retention, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth above. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations and have been reduced to serving select dedicated customers since 2019. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid. We operate our consolidated operations under the brand names of Heartland Express and Millis Transfer. We manage our business based on overall corporate operating goals and objectives that are the same for both brands. Our Chief Operating Decision Maker, our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Developments

On August 26, 2019 we completed our third acquisition within seven years. We acquired all the outstanding equity of Millis Transfer. The Millis Transfer acquisition added additional dry van truckload capacity to our core operations and this resulted in increased revenues and increased operating costs after August 26, 2019. Therefore, our financial results for 2019, only include Millis Transfer activity from August 26, 2019 to December 31, 2019.

In 2020, we generated operating revenues of $645.3 million, including fuel surcharges, net income of $70.8 million, and basic net income per share of $0.87 on basic weighted average outstanding shares of 81.4 million. This compared to operating revenues of $596.8 million, including fuel surcharges, net income of $73.0 million, and basic net income per share of $0.89 on basic weighted average shares of 82.0 million in 2019. We posted an 85.5% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2020, compared to 84.2% for the same period of 2019, and an 11.0% net margin (which represents net income as a percentage of operating revenues) for 2020, compared to 12.2% in the same period of 2019. We posted an 84.0% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2020 compared to 81.9% for the same period of 2019. We had total assets of $951.2 million at December 31, 2020. We achieved a return on assets of 7.5% and a return on equity of 10.0% over the year ended December 31, 2020, compared to 8.2% and 11.0% respectively, for 2019.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2020	2019
	(in thousands)

Operating revenue	$645,262	$596,815
Less: Fuel surcharge revenue (non-GAAP)	61,725	74,955
Operating revenue excluding fuel surcharge revenue	583,537	521,860

Operating expenses	551,843	502,540
Less: Fuel surcharge revenue (non-GAAP)	61,725	74,955
Adjusted operating expenses	490,118	427,585

Operating income	$93,419	$94,275
Operating ratio	85.5%	84.2%
Adjusted operating ratio (non-GAAP)	84.0%	81.9%

(a) Adjusted operating ratio as reported in this annual report is based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Our cash flow from operating activities for the twelve months ended December 31, 2020 was $178.9 million or 27.7% of operating revenues, compared to $146.4 million or 24.5% of operating revenues in 2019. During 2020, we used $111.0 million in net investing cash flows, which was primarily used for $111.2 million of net purchases of revenue equipment. We used $32.7 million in financing activities including $6.5 million used to pay dividends to our shareholders and $25.7 million for stock repurchases during 2020. As a result, our cash, cash equivalents, and restricted cash increased by $35.1 million during the year ended December 31, 2020 to $131.1 million, with no outstanding debt.

We operate in a cyclical industry. Demand for our freight services was elevated throughout all of 2018 (peak in mid-2018 and began to decline in the second half of 2018), which resulted in tight freight capacity. Throughout 2019, the general demand for freight services was at a level much lower than what was experienced throughout 2018. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the 2nd quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020. This led to an overall increase in freight demand and favorable pricing environment as freight rates increased throughout the second half of 2020.

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, Millis Transfer's driver training program will provide an additional source of future potential professional drivers. For 2021, we expect the industry trends experienced in the second half of 2020 will likely continue.

Growth History and Capital Allocation

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last seven years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share. When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally, dependent on our ability to hire drivers that meet our qualifications, and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. We have also deployed available cash opportunistically toward dividends and stock repurchases. For the periods ended December 31, 2020, our operating cash flows as a percentage of operating revenues five-year average was 24.0%, our three-year average was 25.5%, and most recently for 2020 was 27.7%.

Tractor Strategy and Depreciation

Our CODM makes all revenue equipment purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with. Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, better driver comfort, and enhance dependability. We seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the 125% declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and affords us the flexibility to sell tractors at most points during their life cycle without experiencing losses. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2020, our tractor fleet had an average age of 1.7 years and our trailer fleet had an average age of 3.7 years. During 2021, we expect the age of both our tractor and trailer fleets to decrease slightly compared to 2020, based on estimated net capital expenditures in 2021.

Fuel Costs

After salaries, wages, and benefits, and depreciation expense, fuel expense is our next highest operating cost. Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2020 and 2019 were $2.55 and $3.06, respectively. The average price per gallon in 2021, through February 16, 2021, was $2.75. Fuel prices were volatile during 2020 with COVID-19 impacts generally deflating fuel prices. We cannot predict what fuel prices will be throughout 2021. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2020	2019
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	41.8%	40.3%
Rent and purchased transportation	0.7	1.4
Fuel	13.3	17.1
Operations and maintenance	4.3	4.1
Operating taxes and licenses	2.3	2.4
Insurance and claims	3.5	2.8
Communications and utilities	0.8	0.8
Depreciation and amortization	17.0	16.8
Other operating expenses	4.1	3.8
Gain on disposal of property and equipment	(2.3)	(5.3)
	85.5%	84.2%
Operating income	14.5%	15.8%
Interest income	0.1%	0.7%
Interest expense	0.0%	(0.2)%
Income before income taxes	14.6%	16.3%
Income tax expense	3.6	4.1
Net income	11.0%	12.2%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

On August 26, 2019 we completed our third acquisition within seven years. We acquired all the outstanding equity of Millis Transfer. The Millis Transfer acquisition added additional dry van truckload capacity to our core operations during the period August 26, 2019 to December 31, 2019 and for the full year of 2020.

Operating revenue increased $48.5 million (8.1%), to $645.3 million for the year ended December 31, 2020 from $596.8 million for the year ended December 31, 2019. The increase in revenue was the net result of an increase in trucking and other revenues of $61.8 million partially offset by a decrease in fuel surcharge revenue of $13.3 million. Millis Transfer contributed approximately 24.0% of the operating revenues, for the year ended December 31, 2020. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available company drivers and independent contractors providing capacity to us. During 2019, we acquired Millis Transfer and the additional drivers and operations created growth to our operating fleet during part of the third and all of the fourth quarter of 2019 and the entire year of 2020. For 2021, we expect the industry trends experienced in 2020 will likely continue due to the driver shortage within our industry that will impact recruiting and retention, exacerbated by COVID-19 impacts. We also expect driver recruiting and retention to continue to be a challenge during 2021.

Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The operating revenues increase was the result of an increase in loaded miles along with an increase in the average rate per loaded mile.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of a decrease in average DOE diesel fuel prices of 16.5% during 2020 compared to 2019, as reported by the DOE.

Salaries, wages, and benefits increased $29.4 million (12.2%), to $269.5 million for the year ended December 31, 2020 from $240.1 million in the 2019 period. Salaries, wages, and benefits increased primarily due to the addition of Millis Transfer drivers and partial year effects of recent driver pay increases, partially offset by attrition of drivers and less miles driven during 2020 as well as a decline in non-driver employees and related benefit costs for both groups. To address the demand for drivers across our industry, the Company implemented a driver wage increase for legacy Heartland Express drivers that was effective late October 2020. This equated to an approximate average increase of 6% per driver within the driver pay component of salaries, wages, and benefits expense. In addition, health insurance and workers' compensation had a net decrease of $1.0 million due to an overall net decrease in severity and frequency of claims.

Rent and purchased transportation decreased $3.4 million (42.0%), to $4.6 million for the year ended December 31, 2020 from $8.0 million in the comparable period of 2019. The decrease was attributable to a decrease in amounts paid to independent contractors of $1.6 million and a net decrease in amounts paid for operating leases of revenue equipment and leased property expense of $1.8 million. The decrease in amounts paid to independent contractors was due to fewer miles driven by independent contractors. During the year ended December 31, 2020, independent contractors accounted for 0.7% of the total fleet miles compared to 1.2% for the same period of 2019. The decreases in operating leases of revenue equipment and leased terminal property expense was due to an effort to remove leased revenue equipment acquired from IDC from our operating fleet and decreasing the number of leased terminal locations during 2019. Our rent expense related to terminal locations was further reduced in 2020 resulting from the execution of a purchase option and related property acquisition.

Fuel decreased $15.8 million (15.5%), to $86.1 million for the year ended December 31, 2020 from $101.9 million for the same period of 2019. The decrease in the DOE diesel fuel prices seen in 2020 was mostly due to a 15.7% average price decrease during the second quarter of 2020 compared to the first quarter of 2020. Fuel prices remained fairly consistent during the third and fourth quarters of 2020, although they began to increase in late 2020. This trend of fuel price increases has continued through February 2021. The latest DOE diesel fuel price in February 2021 is up 8.9% to the end of 2020 and is up 12.7% compared to the 2020 yearly average. We cannot currently predict how long and how much the average diesel prices will continue to increase.

Depreciation and amortization increased $9.7 million (9.7%), to $109.9 million during the year ended December 31, 2020 from $100.2 million in the same period of 2019. The increase is attributable to an increase in the amount of tractor and trailer depreciation expense in our legacy fleet and the increase for the addition of depreciation expense on the acquired Millis Transfer fleet, partially offset by a slight decrease in intangible asset amortization. We expect depreciation expense in 2021 to be approximately $110.0 million to $120.0 million.

Operating and maintenance expense increased $3.1 million (12.9%), to $27.6 million during the year ended December 31, 2020, from $24.5 million in the same period of 2019. Operating and maintenance costs increased mainly due to an increase in tractors and trailers and miles driven resulting from the Millis Transfer acquisition. In addition, there was an increase in maintenance activity to prepare revenue equipment for sale during 2020. There was a 93.7% increase in the quantity of tractors sold, partially offset by a 58.4% decline in volume of trailers sold during 2020 as compared to 2019.

Operating taxes and licenses expense increased $0.5 million (3.5%), to $15.0 million during the year ended December 31, 2020 from $14.5 million in 2019, due to a higher number of revenue equipment units (tractors and trailers) licensed in 2020 as compared to 2019.

Insurance and claims expense increased $5.2 million (30.7%), to $22.2 million during the year ended December 31, 2020 from $17.0 million in 2019 due primarily to an increase in premiums along with increased severity and frequency of claims. Increased premiums expense was due to a combination of increased revenue equipment units covered by our insurance policies during 2020 compared to 2019 mainly as a result of the Millis Transfer acquisition. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment.

Other operating expenses increased $3.6 million (15.9%), to $26.4 million, during the year ended December 31, 2020 from $22.8 million in 2019, due mainly to more miles driven in 2020 due to a full year of Millis Transfer fleet miles.

Gains on the disposal of property and equipment decreased $16.5 million (52.7%), to $14.8 million during the year ended December 31, 2020, from $31.3 million in the same period of 2019. The decrease was mainly due to a $15.0 million decrease in gains on sales of trailer equipment. The decrease in gains on trailer sales was due to a significant decrease in gains per unit sold in 2020 as compared to 2019 as well as a 58.4% decline in volume of trailers sold during 2020 as compared to 2019. We currently anticipate tractor and trailer equipment sale activity to be elevated in 2021 compared to 2020, as we expect to continue to refresh the acquired Millis Transfer fleet and to a lesser extent our legacy operating fleet. Total gains are estimated to be approximately $20 to $25 million in 2021. This expectation is based on current used equipment prices and our anticipated timing of equipment sales however the used equipment market can be volatile and could impact these expectations.

Our effective tax rate was 24.9% and 24.9% for years ended December 31, 2020 and 2019, respectively.  We expect the 2021 effective tax rate to be comparable to the 2020 effective tax rate.

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

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2020 and 2019 was cash flow generated from operating activities. During 2019, we were able to fund the acquisition of Millis Transfer, including pay off of acquired debt, and revenue equipment purchases with cash on hand and cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the line of credit. At December 31, 2020, we had $113.9 million in cash and cash equivalents, no outstanding debt, and $88.5 million available borrowing capacity on the line of credit.

Operating cash flow for 2020 was $178.9 million compared to $146.4 million for 2019. Cash flow from operating activities was 27.7% of operating revenues for the year ended December 31, 2020, compared to 24.5% for the same period of 2019. The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes. As a result, we have deferred remitting payroll taxes normally paid on a weekly basis until the end of 2021 when the first half of the deferred tax payments are due and 2022 when the second half of the deferred tax payments are due. The CARES Act deferred federal payroll taxes as of December 31, 2020 was $8.9 million.

Cash flows used in investing activities were $111.0 million during 2020, representing a decrease in cash used of $21.8 million compared to cash flows used in investing activities of $132.8 million during 2019. The decrease in cash used in investing activities was mainly the result of $61.9 million used to acquire Millis Transfer in 2019, partially offset by $40.3 million more net purchases of revenue equipment in 2020, compared to net purchases of revenue equipment in 2019. We currently anticipate net capital expenditures to be approximately $80.0 million to $90.0 million for 2021.

Cash flows used in financing activities decreased $67.7 million in 2020 compared to 2019. This was primarily due to the net effect of $93.3 million cash used for repayments of debt which was acquired as part of the Millis Transfer acquisition in 2019, partially offset by $25.7 million cash used for repurchases of our common stock during 2020, as no shares were repurchased in 2019. There were no repayments of debt during 2020, as we had no indebtedness.

We have a stock repurchase program with 5.4 million shares remaining authorized for repurchase as of December 31, 2020 and the program has no expiration date. There were 1.5 million shares repurchased in the open market during the year ended December 31, 2020 and no shares were repurchased in 2019. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.
We paid income taxes, net of refunds, of $13.7 million in 2020, compared with $18.9 million during 2019. The decline in net payments is due to a federal refund received during 2020, as well as increased net purchases of property and equipment, that qualified for additional tax deductions resulting in a reduction in estimated tax payments.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants during 2020.

Off-Balance Sheet Transactions

Our liquidity or financial condition is not materially affected by off-balance sheet transactions except as disclosed for purchase obligations and letters of credit.

Contractual Obligations and Commercial Commitments

The following sets forth our contractual obligations and commercial commitments at December 31, 2020.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$121.9	$121.9	$—	$—	$—
Obligations for unrecognized tax benefits (2)	5.8	—	—	—	5.8
	$127.7	$121.9	$—	$—	$5.8

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties. We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2020, we had a total of $4.9 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2020. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million at December 31, 2020, and is included in income taxes payable within the consolidated balance sheet. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries. A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2020
(in thousands)
Gross unrecognized tax benefits	$4,937
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	864
Obligations for unrecognized tax benefits	$5,801

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

We periodically evaluate property and equipment for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2020 and 2019.

Goodwill and other intangibles

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2020, the Company’s assessment of qualitative factors confirmed our conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s revenue and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value.

We periodically evaluate other intangibles that are amortizable for impairment when the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges related to goodwill or other intangibles recognized during the years ended December 31, 2020 and 2019.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2020. Interest rates associated with borrowings under the Credit Agreement can either be, at our election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900%, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2020, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2020 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $8.2 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2021, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in income before income taxes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of Grant Thornton, LLP, our independent registered public accounting firm, our consolidated financial statements, and the notes thereto, and the financial statement schedule are included beginning on page F-1.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – Except for the design, implementation, and testing of Millis Transfer internal controls, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 13, 2021 (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” and “Corporate Governance and the Board of Directors.”

Code of Ethics

We have adopted a code of ethics known as the “Code of Business Conduct and Ethics” that applies to our employees including the principal executive officer, principal financial officer, controller, and persons performing similar functions. In addition, we have adopted a code of ethics known as “Code of Ethics for Senior Financial Officers” that applies to our senior financial officers, including our chief executive officer, chief financial officer, treasurer, controller, and other senior financial officers performing similar functions who have been identified by the chief executive officer. We make these codes available on our website at www.heartlandexpress.com (and in print to any shareholder who requests them, free of charge). Information on our website is not incorporated by reference into this Annual Report.

Environmental and Sustainability

We have adopted an "Environmental and Sustainability Mission". This document portrays our commitment to the environment and sustainability through our long track record of successful business practices. Heartland's sustainability efforts are endorsed and overseen by senior management throughout the Company.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2020, 2019, and 2018	S-1

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

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2019
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013.
10.5	First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2018.
21**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 19, 2021	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	February 19, 2021
Christopher A. Strain

/s/ Benjamin J. Allen	Director	February 19, 2021
Benjamin J. Allen

/s/ Larry J. Gordon	Director	February 19, 2021
Larry J. Gordon

/s/ Tahira K. Hira	Director	February 19, 2021
Tahira K. Hira

/s/ David P. Millis	Director	February 19, 2021
David P. Millis

/s/ Brenda S. Neville	Director	February 19, 2021
Brenda S. Neville

/s/ James G. Pratt	Director	February 19, 2021
James G. Pratt

/s/ Michael J. Sullivan	Director	February 19, 2021
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2021 expressed an unqualified opinion.

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
•We tested management's claim reserve estimates by inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Tulsa, Oklahoma
February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 19, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 19, 2021

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$113,852	$76,684
Trade receivables, net	55,577	56,753
Prepaid tires	8,241	9,107
Other current assets	15,342	8,947
Income tax receivable	—	323
Total current assets	193,012	151,814
PROPERTY AND EQUIPMENT
Land and land improvements	77,525	60,637
Buildings	86,712	70,603
Leasehold improvements	—	437
Furniture and fixtures	4,807	4,255
Shop and service equipment	14,380	13,726
Revenue equipment	590,153	583,134
Construction in progress	5,783	6,351
	779,360	739,143
Less accumulated depreciation	240,080	212,856
Property and equipment, net	539,280	526,287
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	24,746	27,136
DEFERRED INCOME TAXES, NET	8,164	6,006
OTHER ASSETS	17,679	19,393
	$951,176	$898,931
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,751	$11,060
Compensation and benefits	22,422	24,712
Insurance accruals	15,837	17,584
Other accruals	18,557	10,051
Income taxes payable	1,475	—
Total current liabilities	71,042	63,407
LONG-TERM LIABILITIES
Income taxes payable	5,801	5,956
Deferred income taxes, net	104,004	93,698
Insurance accruals less current portion	45,995	51,211
Total long-term liabilities	155,800	150,865
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2020 and 2019; outstanding 80,653 and 82,028 in 2020 and 2019, respectively	907	907
Additional paid-in capital	4,330	4,141
Retained earnings	890,970	826,666
Treasury stock, at cost; 10,036 and 8,661 shares in 2020 and 2019, respectively	(171,873)	(147,055)
	724,334	684,659
	$951,176	$898,931

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2020	2019	2018

OPERATING REVENUE	$645,262	$596,815	$610,803

OPERATING EXPENSES
Salaries, wages and benefits	269,482	240,139	227,872
Rent and purchased transportation	4,643	7,984	18,700
Fuel	86,094	101,871	110,536
Operations and maintenance	27,647	24,479	27,143
Operating taxes and licenses	14,962	14,459	16,390
Insurance and claims	22,229	17,003	17,227
Communications and utilities	5,281	4,953	6,086
Depreciation and amortization	109,937	100,212	100,519
Other operating expenses	26,398	22,781	21,506
Gain on disposal of property and equipment	(14,830)	(31,341)	(24,963)
	551,843	502,540	521,016

Operating income	93,419	94,275	89,787

Interest income	842	3,955	2,130

Interest expense	—	(1,052)	—

Income before income taxes	94,261	97,178	91,917

Federal and state income tax expense	23,455	24,211	19,240

Net income	$70,806	$72,967	$72,677
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$70,806	$72,967	$72,677

Net income per share
Basic	$0.87	$0.89	$0.88
Diluted	$0.87	$0.89	$0.88

Weighted average shares outstanding
Basic	81,388	81,980	82,378
Diluted	81,444	82,024	82,410

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2018	$907	$3,518	$694,174	$(123,954)	$574,645
Net income	—	—	72,677	—	72,677
Dividends on common stock, $0.08 per share	—	—	(6,589)	—	(6,589)
Repurchases of common stock	—	—	—	(25,087)	(25,087)
Stock-based compensation, net of tax	—	(64)	—	390	326
Balance, December 31, 2018	907	3,454	760,262	(148,651)	615,972
Net income	—	—	72,967	—	72,967
Dividends on common stock, $0.08 per share	—	—	(6,563)	—	(6,563)
Issuance of common stock for acquisition	—	113	—	637	750
Stock-based compensation, net of tax	—	574	—	959	1,533
Balance, December 31, 2019	907	4,141	826,666	(147,055)	684,659
Net income	—	—	70,806	—	70,806
Dividends on common stock, $0.08 per share	—	—	(6,502)	—	(6,502)
Repurchases of common stock	—	—	—	(26,139)	(26,139)
Stock-based compensation, net of tax	—	189	—	1,321	1,510
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2020	2019	2018
Net income	$70,806	$72,967	$72,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,381	100,932	101,329
Deferred income taxes	8,148	4,699	2,755
Stock-based compensation expense	2,092	2,065	539
Gain on disposal of property and equipment	(14,830)	(31,341)	(24,963)
Changes in certain working capital items (net of acquisition):
Trade receivables	1,176	6,676	15,338
Prepaid expenses and other current assets	(3,628)	509	1,227
Accounts payable, accrued liabilities, and accrued expenses	3,062	(10,758)	(26,012)
Accrued income taxes	1,643	623	3,653
Net cash provided by operating activities	178,850	146,372	146,543
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	93,160	92,942	130,752
Purchases of property and equipment, net of trades	(204,337)	(163,780)	(169,276)
Acquisition of business, net of cash acquired	—	(61,927)	—
Change in other assets	129	(26)	710
Net cash used in investing activities	(111,048)	(132,791)	(37,814)
FINANCING ACTIVITIES
Cash dividends paid	(6,502)	(6,563)	(6,589)
Shares withheld for employee taxes related to stock-based compensation	(582)	(532)	(213)
Repayments on acquired debt	—	(93,348)	—
Repurchases of common stock	(25,654)	—	(25,087)
Net cash used in financing activities	(32,738)	(100,443)	(31,889)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,064	(86,862)	76,840
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,076	182,938	106,098
End of period	$131,140	$96,076	$182,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$929	$—
Cash paid during the period for income taxes, net of refunds	$13,664	$18,888	$12,832
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$2,172	$1,476	$1,944
Sold revenue equipment in other current assets	$3,383	$1,282	$3,783
Treasury stock acquired in accounts payable	$485	$—	$—

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2020	2019	2018
Cash and cash equivalents	$113,852	$76,684	$161,448
Restricted cash included in other current assets	$1,075	$1,594	$3,105
Restricted cash included in other assets	$16,213	$17,798	$18,385
Total cash, cash equivalents and restricted cash	$131,140	$96,076	$182,938

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At December 31, 2020 and 2019, restricted and designated cash and investments totaled $17.3 million and $19.4 million, respectively. At December 31, 2020, $1.1 million was included in other current assets and $16.2 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2019, $1.6 million was included in other current assets and $17.8 million was included in other non-current assets in the consolidated balance sheets.  The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.5 million at December 31, 2020 and 2019, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables and Allowance for Doubtful Accounts

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are generally on a net 30 day basis or less.   We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts.  We review the adequacy of our allowance for doubtful accounts on a monthly basis.  We are aggressive in our collection efforts resulting in a low number of write-offs annually.  Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts.  We will use the necessary legal recourse to recover as much of the receivable as is practical under the law.  Allowance for doubtful accounts was $1.1 million and $1.1 million at December 31, 2020 and 2019, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred.  Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years.  Depreciation expense of $0.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors.  We recognize depreciation expense on new tractors (excluded tractors acquired through acquisition) at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Leasehold improvements	5-25
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets.  There were no impairment charges recognized during the years ended December 31, 2020, 2019, and 2018.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred.  Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $1.8 million, $1.9 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2020, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s revenue and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2020, 2019, and 2018.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no intangible impairment charge was required for the years ended December 31, 2020, 2019, and 2018. See Note 5 for additional information regarding intangible assets.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported.  The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income.  Health insurance accruals of $4.5 million and $6.0 million are included in other accruals in the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.1 million and $1.2 million as of December 31, 2020 and 2019, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2020 and 2019.

Stock-Based Compensation

We have a stock-based compensation plan that provides for the grants of restricted stock awards to our employees. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $13.6 million related to all awards granted under the program has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2023.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year.  Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2020, 2019, and 2018, we granted restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2020, 2019, and 2018 is as follows (in thousands, except per share data):

	2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,806	81,388	$0.87
Effect of restricted stock	—	56
Diluted EPS	$70,806	81,444	$0.87

	2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,967	81,980	$0.89
Effect of restricted stock	—	44
Diluted EPS	$72,967	82,024	$0.89

	2018
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,677	82,378	$0.88
Effect of restricted stock	—	32
Diluted EPS	$72,677	82,410	$0.88

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  We have not recorded a valuation allowance against any deferred tax assets at December 31, 2020 and 2019. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We have adopted this standard effective January 1, 2021 and the impact of adoption of the standard did not have a material impact on our financial statements.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries.  Credit is granted to customers on an unsecured basis.  Our five largest customers accounted for approximately 34%, 36%, and 37% of operating revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our five largest customers accounted for approximately 30% and 30% of gross accounts receivable as of December 31, 2020 and 2019, respectively.

There was no single customer that accounted for more than 10% of operating revenues for the year ended December 31, 2020. During the years ended December 31, 2019 and December 31, 2018, there was one customer that accounted for more than 10% of operating revenues at 10.9% and 12.5%, respectively. This customer had accounts receivable of $5.8 million as of December 31, 2019.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.1 million and $1.2 million as of December 31, 2020 and 2019, respectively.

Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2020 and 2019.

Total revenues recorded were $645.3 million, $596.8 million, and $610.8 million for the twelve months ended December 31, 2020, 2019, and 2018, respectively. Fuel surcharge revenues were $61.7 million, $75.0 million, and $85.3 million for the twelve months ended December 31, 2020, 2019, and 2018, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $14.3 million, $13.5 million, and $14.9 million for the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Note 4. Acquisition of Millis Transfer

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

Note 5. Intangible Assets and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the twelve months ended December 31, 2020. Amortization expense of $2.4 million, $2.7 million and $2.5 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at December 31, 2020 and 2019:

	2020
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$4,531	$18,469
Tradename	0.5-10	12,900	8,740	4,160
Covenants not to compete	1-10	5,300	3,183	2,117
		$41,200	$16,454	$24,746

	2019
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$3,221	$19,779
Tradename	0.5-10	12,900	8,260	4,640
Covenants not to compete	1-10	5,300	2,583	2,717
		$41,200	$14,064	$27,136

Future amortization expense for intangible assets is estimated at $2.4 million for 2021, $2.3 million for 2022, $2.2 million for 2023, $1.9 million for 2024, and $1.9 million for 2025.

Changes in carrying amount of goodwill during the twelve months ended December 31, 2020 and December 31, 2019 were as follows:

(in thousands)
Balance at December 31, 2018	$132,410
Acquisition	35,885
Balance at December 31, 2019	$168,295
Acquisition	—
Balance at December 31, 2020	$168,295

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Borrowings under the Credit Agreement can either be, at the Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. The weighted average variable annual percentage rate is not calculated since no amounts were borrowed and outstanding at December 31, 2020. There is a commitment fee on the unused portion of the Revolver between 0.0725% and 0.1750% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants as of and for the year ended December 31, 2020 and December 31, 2019.

We had no long term debt outstanding at December 31, 2020 or 2019. Outstanding letters of credit associated with the revolving line of credit at December 31, 2020 were $11.5 million compared to $11.3 million at December 31, 2019. As of December 31, 2020, availability for future borrowing under the Credit Agreement was $88.5 million compared to $88.7 million at December 31, 2019.

Note 7.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention of $0.1 million under our Millis policy prior to April 1, 2020 and $1.0 million subsequent to April 1, 2020, or $2.0 million under our Heartland policy, for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. For both Heartland and Millis claims, liabilities in excess of these deductibles are covered by insurance up to $60.0 million including retention of 50% of exposure from $5.0 million to $10.0 million. We retain any liability in excess of $60.0 million. We act as a self-insurer for property damage to our tractors and trailers. Prior to April 1, 2020, Heartland and Millis claims in excess of insurance retention had different coverage features. For the Heartland policy, claims in excess of the deductible are covered up to $100.0 million. For the Millis policy, claims subsequent to August 26, 2019 and prior to April 1, 2020, we retain liability between $3.0 million and $10.0 million, while liabilities in excess of these amounts are covered by insurance up to $100.0 million. For both policies prior to April 1, 2020, we retain any liability in excess of $100.0 million.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million under our Heartland policy, which includes Millis, effective July 1, 2020. Millis had defined insurance retention of $0.5 million from August 26, 2019 through July 1, 2020. Liabilities in excess of insurance retention limits are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program. Earnings on this account become part of the required deposit and as of December 31, 2020 and 2019 total deposits in this account were $1.5 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $13.0 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration.  There were no outstanding balances due on any letters of credit at December 31, 2020 or 2019.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2020 and 2019.

Note 8.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2020	2019
Deferred income tax assets:	(in thousands)
Allowance for doubtful accounts	$258	$262
Accrued expenses	6,353	3,892
Stock-based compensation	126	178
Insurance accruals	14,283	15,054
State net operating loss carryforward	—	2,618
Federal net operating loss carryover and credits	—	8,793
Indirect tax benefits of unrecognized tax benefits	1,037	1,052
Other	221	3
Total gross deferred tax assets	22,278	31,852
Less valuation allowance	—	—
Net deferred tax assets	22,278	31,852
Deferred income tax liabilities:
Property and equipment	(98,355)	(101,843)
Goodwill and amortizable intangibles	(18,959)	(15,939)
Prepaid expenses	(804)	(1,762)
	(118,118)	(119,544)
Net deferred tax liability	$(95,840)	$(87,692)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2020 and 2019 as follows:

	2020	2019
	(in thousands)
Noncurrent assets, net	$8,164	$6,006
Long-term liabilities, net	(104,004)	(93,698)
	$(95,840)	$(87,692)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2020 and 2019.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2020	2019	2018
	(in thousands)
Current income taxes:
Federal	$10,835	$14,122	$11,985
State	4,472	5,698	4,498
	15,307	19,820	16,483
Deferred income taxes:
Federal	736	5,595	5,537
State	7,412	(1,204)	(2,780)
	8,148	4,391	2,757
Total	$23,455	$24,211	$19,240

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2020	2019	2018
	(in thousands)
Federal tax at statutory rate (21%, 21%, 21% respectively)	$19,795	$20,406	$19,302
State taxes, net of federal benefit	5,678	3,561	2,200
Permanent differences to return	446	540	408
Return to provision adjustment	(2,615)	(392)	(1,327)
Uncertain income tax penalties and interest, net	(73)	289	(1,067)
Other	224	(193)	(276)
	$23,455	$24,211	$19,240

At December 31, 2020 and December 31, 2019, we had a total of $4.9 million and $5.0 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.9 million and $4.0 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2020 and December 31, 2019, respectively. Unrecognized tax benefits were a net decrease of $0.1 million and a net increase of $0.4 million during the years ended December 31, 2020 and 2019, respectively, due mainly to the expiration of certain statutes of limitation net of additions and settlements with respective states. This had the effect of decreasing the effective state tax rate in 2020 and increasing the effective state rate during 2019. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $0.9 million at December 31, 2020 and December 31, 2019, respectively, and is included in income taxes payable in the consolidated balance sheets. Net interest and penalties included in income tax expense for the years ended December 31, 2020, 2019 and 2018 was approximately $0.1 million, zero, and a benefit of $1.4 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2020, 2019 and 2018 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(in thousands)
Balance at January 1,	$5,010	$4,585
Additions based on tax positions related to current year	767	1,138
Additions for tax positions of prior years	—	124
Reductions for tax positions of prior years	(216)	—
Reductions due to lapse of applicable statute of limitations	(428)	(701)
Settlements	(196)	(136)
Balance at December 31,	$4,937	$5,010

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

Note 9. Equity

We have a stock repurchase program with 5.4 million shares remaining authorized for repurchase as of December 31, 2020. There were 1.5 million shares repurchased in the open market during the year ended December 31, 2020, none in 2019, and 1.4 million in 2018. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2020, 2019 and 2018 our Board of Directors declared regular quarterly dividends totaling $6.5 million, $6.6 million, and $6.6 million for each year, respectively.  Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “Plan”) was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The Plan has 0.1 million shares that remain available for the purpose of making restricted stock grants at December 31, 2020. Shares granted in 2017 through 2020 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $18.12 and $23.37. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $2.1 million, $2.1 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Unrecognized compensation expense was $0.7 million at December 31, 2020 which will be recognized over a weighted average period of 0.9 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2020, 2019 and 2018. The vesting dates for the awards vested in 2020 occurred relatively evenly throughout the year ended December 31, 2020. The fair value of awards vested during 2020, 2019 and 2018 was $2.3 million, $1.8 million and $0.8 million, respectively.

	2020
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	52.1	$20.55
Granted	119.9	20.24
Vested	(111.8)	20.38
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of year	59.7	$20.29

	2019
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	26.5	$21.31
Granted	114.0	19.88
Vested	(87.9)	19.93
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of year	52.1	$20.55

	2018
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	53.7	$21.82
Granted	10.0	18.58
Vested	(35.7)	21.48
Forfeited	(1.5)	17.11
Outstanding (unvested) at end of year	26.5	$21.31
Note 11.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Following the acquisition of Millis Transfer on August 26, 2019 a retirement savings plan ("Millis Transfer Plan") was created. The Millis Transfer Plan has the aforementioned characteristics of the Heartland Plan, but is for Millis Transfer employees. Our contributions to the Retirement Savings Plans totaled approximately $2.3 million, $1.6 million, and $1.0 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 12.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment at December 31, 2020, was $121.9 million.

Note 13. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Year ended December 31, 2020
Operating revenue	$166,318	$160,873	$162,282	$155,789
Operating income	17,326	24,989	27,339	23,765
Income before income taxes	17,703	25,146	27,510	23,902
Net income	13,238	19,182	20,714	17,672
Net income per share, basic	0.16	0.24	0.25	0.22
Net income per share, diluted	0.16	0.24	0.25	0.22

Year ended December 31, 2019
Operating revenue	$139,536	$142,144	$147,908	$167,227
Operating income	20,843	29,030	26,739	17,663
Income before income taxes	21,988	30,259	27,415	17,516
Net income	17,318	22,361	20,501	12,787
Net income per share, basic	0.21	0.27	0.25	0.16
Net income per share, diluted	0.21	0.27	0.25	0.16

Note 14.  Subsequent Events

No events occurred requiring disclosure other than the repurchase of 0.7 million shares of our common stock for $12.9 million subsequent to December 31, 2020.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$1,100	$—	$—	$—	$1,100
Year ended December 31, 2019	900	200	—	—	1,100
Year ended December 31, 2018	1,475	—	—	575	900

See accompanying Report of Independent Registered Public Accounting Firm.

S-1