Form 10-Q
period 2021-03-31
HEARTLAND EXPRESS INC
filed 2021-05-07
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2021 there were 79,905,675 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$148,212	$113,852
Trade receivables, net of $1.1 million allowance in 2021 and 2020, respectively	60,568	55,577
Prepaid tires	8,758	8,241
Other current assets	9,129	15,342
Total current assets	226,667	193,012
PROPERTY AND EQUIPMENT
Land and land improvements	83,361	77,525
Buildings	87,713	86,712
Furniture and fixtures	5,034	4,807
Shop and service equipment	14,551	14,380
Revenue equipment	562,501	590,153
Construction in progress	6,908	5,783
Property and equipment, gross	760,068	779,360
Less accumulated depreciation	247,235	240,080
Property and equipment, net	512,833	539,280
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	24,148	24,746
DEFERRED INCOME TAXES, NET	—	8,164
OTHER ASSETS	17,478	17,679
	$949,421	$951,176
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,954	$12,751
Compensation and benefits	25,607	22,422
Insurance accruals	15,482	15,837
Other accruals	19,053	18,557
Income tax payable	6,960	1,475
Total current liabilities	84,056	71,042
LONG-TERM LIABILITIES
Income taxes payable	5,564	5,801
Deferred income taxes, net	92,450	104,004
Insurance accruals less current portion	44,934	45,995
Total long-term liabilities	142,948	155,800
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2021 and 2020; outstanding 79,905 and 80,653 in 2021 and 2020, respectively	907	907
Additional paid-in capital	4,476	4,330
Retained earnings	903,105	890,970
Treasury stock, at cost; 10,784 and 10,036 in 2021 and 2020, respectively	(186,071)	(171,873)
	722,417	724,334
	$949,421	$951,176
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2021	2020

OPERATING REVENUE	$152,402	$166,318

OPERATING EXPENSES
Salaries, wages, and benefits	64,782	70,254
Rent and purchased transportation	964	1,608
Fuel	24,157	25,941
Operations and maintenance	5,688	6,800
Operating taxes and licenses	3,621	3,842
Insurance and claims	5,439	5,354
Communications and utilities	1,226	1,421
Depreciation and amortization	26,926	26,634
Other operating expenses	5,552	6,909
(Gain)/Loss on disposal of property and equipment	(4,232)	229
	134,123	148,992

Operating income	18,279	17,326

Interest income	138	377

Income before income taxes	18,417	17,703

Federal and state income taxes	4,683	4,465

Net income	$13,734	$13,238
Other comprehensive income, net of tax	—	—
Comprehensive income	$13,734	$13,238

Net income per share
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

Weighted average shares outstanding
Basic	80,152	81,870
Diluted	80,206	81,945

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	$907	$4,476	$903,105	$(186,071)	$722,417

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2019	$907	$4,141	$826,666	$(147,055)	$684,659
Net income	—	—	13,238	—	13,238
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Repurchases of common stock	—	—	—	(12,278)	(12,278)
Stock-based compensation, net of tax	—	291	—	406	697
Balance, March 31, 2020	$907	$4,432	$838,276	$(158,927)	$684,688

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$13,734	$13,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,983	26,761
Deferred income taxes	(3,390)	7,541
Stock-based compensation expense	581	936
(Gain)/Loss on disposal of property and equipment	(4,232)	229
Changes in certain working capital items:
Trade receivables	(4,991)	(6,096)
Prepaid expenses and other current assets	4,053	470
Accounts payable, accrued liabilities, and accrued expenses	(2,554)	(55)
Accrued income taxes	5,248	(2,967)
Net cash provided by operating activities	35,432	40,057
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	25,152	2,409
Purchases of property and equipment	(9,750)	(42,092)
Change in other assets	78	51
Net cash provided by (used in) investing activities	15,480	(39,632)
FINANCING ACTIVITIES
Payment of cash dividends	(1,599)	(1,628)
Shares withheld for employee taxes related to stock-based compensation	(96)	(239)
Repurchases of common stock	(15,022)	(12,278)
Net cash used in financing activities	(16,717)	(14,145)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,195	(13,720)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	131,140	96,076
End of period	$165,335	$82,356
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for income taxes, net of refunds	$2,825	$(109)
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$6,726	$8,554
Sold revenue equipment and property in other current assets	$212	$2,000
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$148,212	$64,183
Restricted cash included in other current assets	1,033	1,533
Restricted cash included in other assets	16,090	16,640
Total cash, cash equivalents and restricted cash	$165,335	$82,356
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"). We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from major shippers across the United States.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three month period ended March 31, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period. We have adopted the guidance effective January 1, 2021 and the impact was immaterial to our financial statements.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2021.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.3 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2021 and December 31, 2020, respectively.

Total revenues recorded were $152.4 million and $166.3 million for the three months ended March 31, 2021 and 2020, respectively. Fuel surcharge revenues were $16.8 million and $19.5 million for the three months ended March 31, 2021 and 2020, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $3.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2021, restricted and designated cash and investments totaled $17.1 million, of which $1.0 million was included in other current assets and $16.1 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $17.3 million at December 31, 2020, of which $1.1 million was included in other current assets and $16.2 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors (excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At March 31, 2021, there was $0.2 million amounts receivable related to equipment sales recorded in other current assets compared to $3.4 million at December 31, 2020.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2021. Amortization expense of $0.6 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2021:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$4,859	$18,141
Tradename	0.5-6	12,900	8,860	4,040
Covenants not to compete	1-10	5,300	3,333	1,967
		$41,200	$17,052	$24,148

The carrying amount of goodwill was $168.3 million at March 31, 2021 and December 31, 2020, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2021 and March 31, 2020, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands, except per share data):

	Three months ended March 31, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$13,734	80,152	$0.17
Effect of restricted stock	—	54
Diluted EPS	$13,734	80,206	$0.17

	Three months ended March 31, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$13,238	81,870	$0.16
Effect of restricted stock	—	75
Diluted EPS	$13,238	81,945	$0.16

Note 9. Equity

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase as of March 31, 2021. During the three months ended March 31, 2021 there were 0.8 million shares repurchased in the open market for $14.5 million and during the three months ended March 31, 2020 there were 0.7 million shares repurchased in the open market for $12.3 million. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2021 and 2020, our Board of Directors declared regular quarterly dividends totaling $1.6 million and $1.6 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "Plan") was ratified. The Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. There were no shares that were issued during the period 2011 to 2018 that remain unvested at March 31, 2021. Shares granted in 2019 through 2021 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.6 million and $0.9 million respectively, for the three months ended March 31, 2021 and March 31, 2020. Unrecognized compensation expense was $0.5 million at March 31, 2021 which will be recognized over a weighted average period of 0.8 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	19.3	18.69
Vested	(25.3)	19.78
Forfeited	—	—
Outstanding (unvested) at end of period	53.7	$19.95

	Three Months Ended March 31, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	52.1	$20.55
Granted	60.2	20.84
Vested	(38.0)	20.86
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of period	73.8	$20.66

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2021 and during the three months then ended.

We had zero outstanding debt at March 31, 2021 and December 31, 2020, respectively. Outstanding letters of credit associated with the revolving line of credit at March 31, 2021 were $11.5 million. As of March 31, 2021, the line of credit available for future borrowing was $88.5 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2021 and December 31, 2020. Our effective tax rate was 25.4% and 25.2% for the three months ended March 31, 2021 and 2020, respectively. The change in the effective tax rate is primarily the result of an unfavorable prior period provision to actual adjustment.

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

At March 31, 2021 and December 31, 2020, we had a total of $4.7 million and $4.9 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.7 million and $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2021 and December 31, 2020. The net change in unrecognized tax benefits was a decrease of $0.2 million and a decrease of $0.1 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The net decrease in unrecognized tax benefits during the first quarter of 2021 and 2020 was mainly due to the expiration of certain statutes of limitations net of additions and adjustments to actual positions on returns filed for prior year. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively and is included in long-term income taxes payable in the consolidated balance sheets. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended March 31, 2021 and March 31, 2020 was a net expense of approximately zero and zero, respectively. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2021
(in thousands)
Balance at January 1, 2021	$4,937
Additions based on tax positions related to current year	175
Reductions for tax positions of prior years	(179)
Reductions due to lapse of applicable statute of limitations	(213)
Balance at March 31, 2021	$4,720

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2018 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2021 was $121.3 million. These commitments extend through the remainder of 2021.

Note 14.  Subsequent Events

No events occurred requiring disclosure.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains and the used equipment market, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, our future repurchases of our shares, the anticipated impact of the COVID-19 pandemic, reducing unnecessary or unproductive costs, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and in the Company's 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2021. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California. Approximately 99.9% of our operating revenue is derived from shipments within the United States with the remainder being Canada. We do not have any operations in Mexico. We focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. We also offer temperature-controlled truckload services, which are not significant to our operations, serving select dedicated customers. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid. We operate our consolidated operations under the brand names of Heartland Express and Millis Transfer. We manage our business based on overall corporate operating goals and objectives that are the same for both brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We operate in a cyclical industry. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020 and into the first quarter of 2021. This led to an overall increase in freight demand and a favorable pricing environment as freight rates increased throughout the second half of 2020. This trend has continued in 2021.

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

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986 with the most recent and our third acquisition within the last eight years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020 and continued through the first quarter of 2021. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, Millis Transfer's driver training program will provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have implemented three driver pay increases within the past four years (October 2017, July 2018, and October 2020) and expect to make enhancements to driver pay during the second quarter of 2021. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

On August 26, 2019 we completed our third acquisition in eight years, acquiring Millis Transfer. The Millis Transfer acquisition added additional dry van truckload capacity to our core operations. They have operated a driver training school program for over 20 years and through this program, potential drivers are taught the driving skills and core safety procedures required to obtain a commercial drivers license. We expect to open our first joint driver training school at a Heartland Express terminal in Carlisle, PA during the second quarter of 2021. The driver training school program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers. Millis Transfer has driver compensation and benefit packages similar to Heartland including a driver pay structure that rewards drivers for safety and longevity.

As one of our highest expense categories, managing fuel cost continues to be one of management's top priorities. Recent global events has created volatility in energy markets. Average DOE diesel fuel prices per gallon for the three months ended March 31, 2021 and 2020 were $2.91 and $2.88, respectively. As the pandemic events of 2020 became widespread in last first quarter 2020, the demand and price for diesel fuel declined. The average DOE diesel fuel price from April 1, 2020 to December 31, 2020 was $2.44. The 2021 average price per gallon through April 26, 2021, was $2.96. The average price of diesel fuel has continued to rise since early November 2020. We cannot predict what fuel prices will be for the remainder of 2021. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment.

We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2021, the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.8 years.

We ended the first three months of 2021 with operating revenues of $152.4 million, including fuel surcharges, net income of $13.7 million, and basic net income per share of $0.17 on basic weighted average outstanding shares of 80.2 million compared to operating revenues of $166.3 million, including fuel surcharges, net income of $13.2 million, and basic net income per share of $0.16 on basic weighted average shares of 81.9 million in the first three months of 2020. We posted an 88.0% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2021 compared to 89.6% for the same period of 2020. We posted a 86.5% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2021 compared to 88.2% for the same period of 2020. We had total assets of $949.4 million at March 31, 2021. We achieved a return on assets of 7.5% and a return on equity of 9.9% over the immediate past four quarters ended March 31, 2021, compared to 7.6% and 10.2%, respectively, for the immediate past four quarters ended March 31, 2020.

Our cash flow from operating activities for the three months ended March 31, 2021 of $35.4 million was 23.2% of operating revenues, compared to $40.1 million and 24.1% in the same period of 2020. During 2021, we had net cash provided by investing activities of $15.5 million, which was the result of net proceeds from revenue equipment transactions exceeding other property transactions. We used $16.7 million in financing activities primarily related to the repurchase of stock ($15.0 million) and the payment of dividends ($1.6 million). As a result, our cash, cash equivalents and restricted cash increased $34.2 million during the three months ended March 31, 2021. We ended the first quarter of 2021 with cash, cash equivalents and restricted cash of $165.3 million. Cash and cash equivalents, excluding restricted cash was $148.2 million at March 31, 2021.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended March 31,
	2021	2020
	(Unaudited, in thousands)

Operating revenue	$152,402	$166,318
Less: Fuel surcharge revenue	16,785	19,465
Operating revenue, excluding fuel surcharge revenue	135,617	146,853

Operating expenses	134,123	148,992
Less: Fuel surcharge revenue	16,785	19,465
Adjusted operating expenses	117,338	129,527

Operating income	$18,279	$17,326
Operating ratio	88.0%	89.6%
Adjusted operating ratio	86.5%	88.2%

(a) Adjusted operating ratio as reported in this Form 10-Q is based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that adjusted operating ratio is more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-

GAAP financial measures. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	42.5%	42.2%
Rent and purchased transportation	0.6%	1.0%
Fuel	15.9%	15.6%
Operations and maintenance	3.7%	4.1%
Operating taxes and licenses	2.4%	2.3%
Insurance and claims	3.6%	3.2%
Communications and utilities	0.8%	0.9%
Depreciation and amortization	17.7%	16.0%
Other operating expenses	3.6%	4.2%
(Gain)/Loss on disposal of property and equipment	(2.8)%	0.1%
	88.0%	89.6%
Operating income	12.0%	10.4%
Interest income	0.1%	0.2%
Income before income taxes	12.1%	10.6%
Income taxes	3.1%	2.6%
Net income	9.0%	8.0%

Three Months Ended March 31, 2021 Compared With the Three Months Ended March 31, 2020

Our quarterly operating ratio was 88.0% and 86.5% non-GAAP adjusted operating ratio as compared to the prior year 89.6% and 88.2%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $13.7 million for the three months ended March 31, 2021 and $13.2 million during the same period ended March 31, 2020, an increase of 3.7%. The decrease in operating ratio is primarily due to higher gains on sale of revenue equipment during the three months ended March 31, 2021 compared to the same period in 2020. The increase in gains is primarily due to trade activity timing. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $13.9 million (8.4%), to $152.4 million for the three months ended March 31, 2021 from $166.3 million for the three months ended March 31, 2020. The decrease in revenue was primarily the result of a decrease in total miles, causing a decrease in trucking and other revenues of $11.2 million (7.7%) as well as a fuel surcharge revenue decrease of $2.7 million (13.8%) from $19.5 million in 2020 to $16.8 million in 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles is directly affected by the number of available drivers providing capacity to us. The decrease in operating revenue was due to the net effect of lower miles driven as a result of the decreased number of drivers providing capacity which was partially offset by increased freight rates earned on miles driven. Also, extreme winter weather events affected the Company’s revenues during the month of February while at the same time we continued to pay our drivers during extended weather shut downs to protect their pay while we had them shut down for safety. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased primarily as a result of decreased miles driven, partially offset by higher average Department of Energy ("DOE") diesel fuel prices (1.1%) during the three months ended March 31, 2021 compared to March 31, 2020, as reported by the DOE.

Salaries, wages, and benefits decreased $5.5 million (7.8%), to $64.8 million for the three months ended March 31, 2021 from $70.3 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers. In response to current hiring and retention challenges in our industry we made an increase to driver compensation during the fourth quarter of 2020. The average increase on driver wages was approximately 6% for legacy Heartland drivers. We expect to implement another increase of wages through various driver pay enhancements in the second quarter of 2021.

Rent and purchased transportation decreased $0.6 million (40.0%), to $1.0 million for the three months ended March 31, 2021 from $1.6 million in the comparable period of 2020. The decrease was attributable to a decrease in terminal rent and spotting service costs of $0.5 million and a decrease in amounts paid to independent contractors of $0.1 million. These decreases were due to reductions in leased terminal properties as we ended the leases or acquired the respective terminal facility, and fewer independent contractors. During the quarter ended March 31, 2021, independent contractors accounted for 0.7% of the total fleet miles compared to 0.8% for the same period of 2020.

Fuel decreased $1.7 million (6.9%), to $24.2 million for the three months ended March 31, 2021 from $25.9 million for the same period of 2020. The decrease was primarily due to decreased miles driven, partially offset by higher average diesel price per gallon (1.1%) as reported by the DOE.

Depreciation and amortization increased $0.3 million (1.1%), to $26.9 million during the three months ended March 31, 2021 from $26.6 million in the same period of 2020 as a result of ongoing fleet replacement strategies.

Operations and maintenance expense decreased $1.1 million (16.4%), to $5.7 million during the three months ended March 31, 2021 from $6.8 million in the same period of 2020. The decrease is mainly attributable to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume.

Operating taxes and licenses expense decreased $0.2 million (5.8%), to $3.6 million during the three months ended March 31, 2021 from $3.8 million in 2020. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense was the same at $5.4 million for the three months ended March 31, 2021 and 2020. There was a decrease in severity and frequency of claims offset by increase in insurance premiums compared to 2020. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment.

Other operating expenses decreased $1.3 million (19.6%), to $5.6 million, during the three months ended March 31, 2021 from $6.9 million in 2020. These decreases are due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $4.4 million, to a gain on disposal of $4.2 million during the three months ended March 31, 2021 from $0.2 million loss on disposal in the same period of 2020. The increase was primarily due to a significant increase of equipment sales volume.

Our effective tax rate was 25.4% and 25.2% for the three months ended March 31, 2021 and 2020, respectively. The slight increase in the effective tax rate was driven primarily by unfavorable prior period income tax provision adjustments.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary source of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At March 31, 2021, we had $148.2 million in cash and cash equivalents, no outstanding debt, and $88.5 million available borrowing capacity on the Credit Agreement.
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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on certain other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2021 and during the three months then ended.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2021 was $121.3 million. These commitments extend through the remainder of 2021.

Cash flow provided by operating activities during the three months ended March 31, 2021 was $35.4 million as compared to $40.1 million during the same period of 2020. This decrease was primarily due to the net effect of $15.5 million less cash provided by non-working capital items partially offset by $10.4 million less cash used by working capital items and a $0.5 million increase due to higher net income. Cash flows provided by operating activities was 23.2% of operating revenues for the three months ended March 31, 2021 compared with 24.1% for the same period of 2020.

The CARES Act allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. As a result we deferred remitting payroll taxes normally paid on a weekly basis from April through December of 2020. The first half of the deferred tax payments are due in December 2021 while the second half of the deferred tax payments are due in December 2022. The CARES Act deferred federal payroll taxes as of March 31, 2021 was $8.9 million.

Cash provided by investing activities was $15.5 million during the three months ended March 31, 2021 compared to cash used in investing activities of $39.6 million during the comparative 2020 period, or a net increase in cash proceeds of $55.1 million. The net increase in cash provided was the result of more property and equipment sales net of purchases. We currently expect to spend approximately $85 to $95 million in net capital expenditures during the remainder of 2021. Our CODM makes all revenue equipment purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash used in financing activities increased $2.6 million during the three months ended March 31, 2021 compared to the same period of 2020 due mainly to $2.7 million more cash used for repurchases of common stock during the three months ended March 31, 2021 as we repurchased 0.8 million shares compared to 0.7 million shares repurchased during the same period of 2020.

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase under the program as of March 31, 2021 and the program has no expiration date. During the three months ended March 31, 2021, 0.8 million shares were repurchased in the open market for $14.5 million and there were 0.7 million shares repurchased in the open market for

$12.3 million during the three months ended March 31, 2020. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $2.8 million and $0.1 million for income taxes, net of refunds, in the three months ended March 31, 2021 and March 31, 2020, respectively. The increase is due to payments included with 2020 income tax filings filed in March 2021 while the same 2019 income tax filings were not filed until after the three months ended March 31, 2020.

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

Interest Rate Risk

We had no debt outstanding at March 31, 2021 although we had $88.5 million available borrowing capacity on our Credit Agreement at March 31, 2021. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel, tires (rubber), and other commodities that are inherent components of revenue equipment. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Additionally, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Based on our actual fuel purchases for 2020, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of empty and out-of-route miles, and miles per gallon remained consistent with 2020 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $8.2 million in 2021. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2021, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2020, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company of its common stock during the quarter ended March 31, 2021.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				5,439,575
January 1, 2021 - January 31, 2021	378,970	18.97	378,970	5,060,605
February 1, 2021 - February 28, 2021	389,831	18.85	389,831	4,670,774
March 1, 2021 - March 31, 2021	—	—	—	4,670,774
Total	768,801		768,801

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

HEARTLAND EXPRESS, INC.

Date:	May 6, 2021	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)