Form 10-Q
period 2021-06-30
HEARTLAND EXPRESS INC
filed 2021-08-06
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 4, 2021 there were 79,490,314 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$167,241	$113,852
Trade receivables, net of $1.1 million allowance in 2021 and 2020, respectively	59,290	55,577
Prepaid tires	8,768	8,241
Other current assets	12,212	15,342
Total current assets	247,511	193,012
PROPERTY AND EQUIPMENT
Land and land improvements	83,123	77,525
Buildings	87,730	86,712
Furniture and fixtures	5,142	4,807
Shop and service equipment	14,766	14,380
Revenue equipment	542,533	590,153
Construction in progress	11,597	5,783
Property and equipment, gross	744,891	779,360
Less accumulated depreciation	244,510	240,080
Property and equipment, net	500,381	539,280
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	23,550	24,746
DEFERRED INCOME TAXES, NET	—	8,164
OTHER ASSETS	17,248	17,679
	$956,985	$951,176
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,952	$12,751
Compensation and benefits	24,002	22,422
Insurance accruals	14,521	15,837
Other accruals	18,654	18,557
Income tax payable	1,090	1,475
Total current liabilities	77,219	71,042
LONG-TERM LIABILITIES
Income taxes payable	5,306	5,801
Deferred income taxes, net	90,471	104,004
Insurance accruals less current portion	42,223	45,995
Total long-term liabilities	138,000	155,800
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2021 and 2020; outstanding 79,913 and 80,653 in 2021 and 2020, respectively	907	907
Additional paid-in capital	4,531	4,330
Retained earnings	922,249	890,970
Treasury stock, at cost; 10,776 and 10,036 in 2021 and 2020, respectively	(185,921)	(171,873)
	741,766	724,334
	$956,985	$951,176
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

OPERATING REVENUE	$154,128	$160,873	$306,530	$327,191

OPERATING EXPENSES
Salaries, wages, and benefits	62,931	68,147	127,713	138,401
Rent and purchased transportation	1,009	1,028	1,973	2,636
Fuel	24,804	18,287	48,961	44,228
Operations and maintenance	5,670	7,597	11,358	14,398
Operating taxes and licenses	3,413	3,724	7,034	7,566
Insurance and claims	4,678	5,852	10,117	11,206
Communications and utilities	967	1,272	2,193	2,692
Depreciation and amortization	25,956	27,168	52,882	53,803
Other operating expenses	5,204	6,056	10,756	12,965
Gain on disposal of property and equipment	(7,855)	(3,247)	(12,088)	(3,018)
	126,777	135,884	260,899	284,877

Operating income	27,351	24,989	45,631	42,314

Interest income	175	157	312	534

Income before income taxes	27,526	25,146	45,943	42,848

Federal and state income taxes	6,784	5,964	11,466	10,428

Net income	$20,742	$19,182	$34,477	$32,420
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$20,742	$19,182	$34,477	$32,420

Net income per share
Basic	$0.26	$0.24	$0.43	$0.40
Diluted	$0.26	$0.24	$0.43	$0.40

Weighted average shares outstanding
Basic	79,906	81,351	80,028	81,611
Diluted	79,957	81,415	80,081	81,680

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	907	4,476	903,105	(186,071)	722,417
Net income	—	—	20,742	—	20,742
Dividends on common stock, $0.02 per share	—	—	(1,598)	—	(1,598)
Stock-based compensation, net of tax	—	55	—	150	205
Balance, June 30, 2021	$907	$4,531	$922,249	$(185,921)	$741,766

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2019	$907	$4,141	$826,666	$(147,055)	$684,659
Net income	—	—	13,238	—	13,238
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Repurchases of common stock	—	—	—	(12,278)	(12,278)
Stock-based compensation, net of tax	—	291	—	406	697
Balance, March 31, 2020	907	4,432	838,276	(158,927)	684,688
Net income	—	—	19,182	—	19,182
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Stock-based compensation, net of tax	—	174	—	199	373
Balance, June 30, 2020	$907	$4,606	$855,830	$(158,728)	$702,615

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$34,477	$32,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,977	54,048
Deferred income taxes	(5,369)	9,304
Stock-based compensation expense	800	1,357
Gain on disposal of property and equipment	(12,088)	(3,018)
Changes in certain working capital items:
Trade receivables	(3,713)	(7,380)
Prepaid expenses and other current assets	2,073	(3,318)
Accounts payable, accrued liabilities, and accrued expenses	(5,502)	(222)
Accrued income taxes	(880)	567
Net cash provided by operating activities	62,775	83,758
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	56,030	18,838
Purchases of property and equipment	(47,585)	(82,769)
Change in other assets	(174)	43
Net cash provided by (used in) investing activities	8,271	(63,888)
FINANCING ACTIVITIES
Payment of cash dividends	(3,198)	(3,256)
Shares withheld for employee taxes related to stock-based compensation	(110)	(287)
Repurchases of common stock	(15,022)	(12,278)
Net cash used in financing activities	(18,330)	(15,821)
Net increase in cash, cash equivalents and restricted cash	52,716	4,049
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	131,140	96,076
End of period	$183,856	$100,125
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$17,715	$557
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$6,415	$5,731
Sold revenue equipment and property in other current assets	$1,516	$2,017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$167,241	$82,457
Restricted cash included in other current assets	1,007	1,391
Restricted cash included in other assets	15,608	16,277
Total cash, cash equivalents and restricted cash	$183,856	$100,125
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"). We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and six months ended June 30, 2021.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2021.

Note 3. Segment Information

We provide truckload services across the United States (U.S.) and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services to select dedicated customers, which are not significant to our operations. Our Chief Operating Decision Maker (“CODM”) oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.2 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2021 and December 31, 2020, respectively.

Total revenues recorded were $154.1 million and $160.9 million for the three months ended June 30, 2021 and 2020, respectively. Fuel surcharge revenues were $19.1 million and $14.0 million for the three months ended June 30, 2021 and 2020, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $2.8 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively.

Total revenues recorded were $306.5 million and $327.2 million for the six months ended June 30, 2021 and 2020, respectively. Fuel surcharge revenues were $35.9 million and $33.4 million for the six months ended June 30, 2021 and 2020, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $5.9 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2021, restricted and designated cash and investments totaled $16.6 million, of which $1.0 million was included in other current assets and $15.6 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $17.3 million at December 31, 2020, of which $1.1 million was included in other current assets and $16.2 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors (excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At June 30, 2021, there was $1.5 million amounts receivable related to equipment sales recorded in other current assets compared to $3.4 million at December 31, 2020.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2021. Amortization expense of $0.6 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $1.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at June 30, 2021:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$5,187	$17,813
Tradename	0.5-6	12,900	8,980	3,920
Covenants not to compete	1-10	5,300	3,483	1,817
		$41,200	$17,650	$23,550

The carrying amount of goodwill was $168.3 million at June 30, 2021 and December 31, 2020, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2021 and June 30, 2020, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "2011 Plan"). We had no outstanding restricted shares of common stock under the Company's 2021 Restricted Stock Award Plan (the "2021 Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands, except per share data):

	Three months ended June 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$20,742	79,906	$0.26
Effect of restricted stock	—	51
Diluted EPS	$20,742	79,957	$0.26

	Three months ended June 30, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$19,182	81,351	$0.24
Effect of restricted stock	—	64
Diluted EPS	$19,182	81,415	$0.24

	Six months ended June 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$34,477	80,028	$0.43
Effect of restricted stock	—	53
Diluted EPS	$34,477	80,081	$0.43

	Six months ended June 30, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$32,420	81,611	$0.40
Effect of restricted stock	—	69
Diluted EPS	$32,420	81,680	$0.40

Note 9. Equity

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase as of June 30, 2021. During the three months ended June 30, 2021 and 2020, there were no shares repurchased in the open market. There were 0.8 million shares repurchased in the open market for $14.5 million during the six months ended June 30, 2021 and there were 0.7 million repurchased in the open market for $12.3 million during the six months ended June 30, 2020. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2021 and 2020, our Board of Directors declared regular quarterly dividends totaling $1.6 million and $1.6 million, respectively. During the six months ended June 30, 2021 and 2020, our Board of Directors declared regular quarterly dividends totaling $3.2 million and $3.3 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. There were no shares that were issued during the period 2011 to 2018 that remain unvested at June 30, 2021. Shares granted in 2019 through 2021 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.2 million and $0.8 million respectively, for the three and six months ended June 30, 2021. Compensation expense associated with restricted stock awards was $0.4 million and $1.4 million respectively, for the three and six months ended June 30, 2020. Unrecognized compensation expense was $0.2 million at June 30, 2021 which will be recognized over a weighted average period of 0.6 years.

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the “2021 Plan”) was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. No shares from the 2021 Plan have been granted as of June 30, 2021.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$19.95
Granted	—	—
Vested	(9.5)	20.52
Forfeited	—	—
Outstanding (unvested) at end of period	44.2	$19.83

	Three Months Ended June 30, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	73.8	$20.66
Granted	—	—
Vested	(14.5)	19.84
Forfeited	—	—
Outstanding (unvested) at end of period	59.3	$20.87

	Six Months Ended June 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	19.3	18.69
Vested	(34.8)	19.98
Forfeited	—	—
Outstanding (unvested) at end of period	44.2	$19.83

	Six Months Ended June 30, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	52.1	$20.55
Granted	60.2	20.84
Vested	(52.5)	20.58
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of period	59.3	$20.87

Note 11.  Long-Term Debt

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provides for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increases the letter of credit subfeature of the Credit Agreement from $20.0 million to $30.0 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower. The Company is currently reviewing it's line of credit options with the current line of credit expiring August 31, 2021.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2021 and during the six months then ended.

We had no outstanding debt at June 30, 2021 and December 31, 2020, respectively. Outstanding letters of credit associated with the revolving line of credit at June 30, 2021 were $11.1 million. As of June 30, 2021, the line of credit available for future borrowing was $88.9 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2021 and December 31, 2020. Our effective tax rate was 24.6% and 23.7% for the three months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to non-recurring favorable adjustments recognized during the period ended June 30, 2020 net of an increase in the benefit from uncertain tax positions during the period ended June 30, 2021. Our effective tax rate was 25.0% and 24.3% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due to non-recurring favorable adjustments recognized during the period ended June 30, 2020 that were not present in 2021, partially offset by a net increase of current period benefits resulting from uncertain tax positions.

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

At June 30, 2021 and December 31, 2020, we had a total of $4.6 million and $4.9 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.6 million and $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2021 and December 31, 2020. The net change in unrecognized tax benefits was a decrease of $0.1 million and zero during the three months ended June 30, 2021 and June 30, 2020, respectively. The net change in unrecognized tax benefits was a decrease of $0.4 million and a decrease of $0.1 million during the six months ended June 30, 2021 and 2020, respectively. The net decrease in unrecognized tax benefits during the six months ended June 30, 2021 and 2020 was mainly due to the expiration of certain statutes of limitations net of additions and adjustments to actual positions on returns filed for prior year. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.9 million at June 30, 2021 and December 31, 2020, respectively and is included in long-term income taxes payable in the consolidated balance sheets. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2021 and June 30, 2020 was a net benefit of approximately $0.1 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2021 and June 30, 2020 was a net benefit of approximately $0.1 million and $0.1 million, respectively. The favorable impact to income tax expense was due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2021
(in thousands)
Balance at January 1, 2021	$4,937
Additions based on tax positions related to current year	354
Reductions for tax positions of prior years	(179)
Reductions due to lapse of applicable statute of limitations	(533)
Balance at June 30, 2021	$4,579

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2018 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2021 was $61.7 million. These commitments extend through the remainder of 2021 and into 2022.

Note 14.  Subsequent Events

No events occurred requiring disclosure other than the repurchase of 0.4 million shares of our common stock for $7.2 million subsequent to June 30, 2021.

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

We operate in a cyclical industry. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020 and into the first half of 2021. This led to an overall increase in freight demand and a favorable pricing environment as freight rates increased throughout the second half of 2020 and the first half of 2021.

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

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020 and continued through the first half of 2021. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, Millis Transfer's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have increased wages and enhanced the compensation for our drivers multiple times in the last nine months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Millis Transfer has operated a driver training school program for over 20 years and through this program, potential drivers are taught the driving skills and core safety procedures required to obtain a commercial drivers license. We expect to open our first joint driver training school at a legacy Heartland Express terminal in Carlisle, PA during the third quarter of 2021. The driver training school program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.

As one of our highest expense categories, managing fuel cost continues to be one of management's top priorities. Recent global events has created volatility in energy markets. Average DOE diesel fuel prices per gallon for the three months ended June 30, 2021 and 2020 were $3.21 and $2.43, respectively. As the pandemic events of 2020 became widespread, the demand and price for diesel fuel declined initially. The average DOE diesel fuel price from April 1, 2020 to December 31, 2020 was $2.44. The 2021 average price per gallon through July 26, 2021, was $3.10. The average price of diesel fuel has continued to rise since early November 2020. We cannot predict what fuel prices will be for the remainder of 2021. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, controlling out-of-route miles, controlling empty miles, utilizing on-board diesel and battery power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2021, the Company’s tractor fleet had an average age of 1.8 years and the Company's trailer fleet had an average age of 3.6 years.

We ended the first six months of 2021 with operating revenues of $306.5 million, including fuel surcharges, net income of $34.5 million, and basic net income per share of $0.43 on basic weighted average outstanding shares of 80.0 million compared to operating revenues of $327.2 million, including fuel surcharges, net income of $32.4 million, and basic net income per share of $0.40 on basic weighted average shares of 81.6 million in the first six months of 2020. We posted an 85.1% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2021 compared to 87.1% for the same period of 2020. We posted a 83.1% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the six months ended June 30, 2021 compared to 85.6% for the same period of 2020. We had total assets of $957.0 million at June 30, 2021. We achieved a return on assets of 7.6% and a return on equity of 10.0% over the immediate past four quarters ended June 30, 2021, compared to 7.1% and 9.6%, respectively, for the immediate past four quarters ended June 30, 2020.

Our cash flow from operating activities for the six months ended June 30, 2021 of $62.8 million was 20.5% of operating revenues, compared to $83.8 million and 25.6% in the same period of 2020. During 2021, we had net cash provided by investing activities of $8.3 million, which was the result of net proceeds from revenue equipment transactions exceeding other property transactions. We used $18.3 million in financing activities primarily related to the repurchase of stock ($15.0 million) and the payment of dividends ($3.2 million). As a result, our cash, cash equivalents and restricted cash increased $52.7 million during the six months ended June 30, 2021. We ended the second quarter of 2021 with cash, cash equivalents and restricted cash of $183.9 million. Cash and cash equivalents, excluding restricted cash was $167.2 million at June 30, 2021.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$154,128	$160,873	$306,530	$327,191
Less: Fuel surcharge revenue	19,132	13,981	35,916	33,445
Operating revenue, excluding fuel surcharge revenue	134,996	146,892	270,614	293,746

Operating expenses	126,777	135,884	260,899	284,877
Less: Fuel surcharge revenue	19,132	13,981	35,916	33,445
Adjusted operating expenses	107,645	121,903	224,983	251,432

Operating income	$27,351	$24,989	$45,631	$42,314
Operating ratio	82.3%	84.5%	85.1%	87.1%
Adjusted operating ratio	79.7%	83.0%	83.1%	85.6%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	40.8%	42.4%	41.7%	42.3%
Rent and purchased transportation	0.7%	0.6%	0.6%	0.8%
Fuel	16.1%	11.4%	16.0%	13.5%
Operations and maintenance	3.7%	4.7%	3.7%	4.4%
Operating taxes and licenses	2.2%	2.3%	2.3%	2.3%
Insurance and claims	3.0%	3.6%	3.3%	3.4%
Communications and utilities	0.6%	0.8%	0.7%	0.8%
Depreciation and amortization	16.9%	16.9%	17.2%	16.5%
Other operating expenses	3.4%	3.8%	3.5%	4.0%
Gain on disposal of property and equipment	(5.1)%	(2.0)%	(3.9)%	(0.9)%
	82.3%	84.5%	85.1%	87.1%
Operating income	17.7%	15.5%	14.9%	12.9%
Interest income	0.1%	0.1%	0.1%	0.2%
Income before income taxes	17.8%	15.6%	15.0%	13.1%
Income taxes	4.3%	3.7%	3.8%	3.2%
Net income	13.5%	11.9%	11.2%	9.9%

Three Months Ended June 30, 2021 Compared With the Three Months Ended June 30, 2020

Our quarterly operating ratio was 82.3% and 79.7% non-GAAP adjusted operating ratio as compared to the prior year 84.5% and 83.0%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $20.7 million for the three months ended June 30, 2021 and $19.2 million during the same period ended June 30, 2020, an increase of 8.1%. The improvement in operating ratio is primarily due to higher gains on sale of revenue equipment, partially offset by an increase in fuel expense as a percentage of revenue, during the three months ended June 30, 2021 compared to the same period in 2020. The increase in gains is primarily due to trade volume and pricing. The increase in fuel expense was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $6.8 million (4.2%), to $154.1 million for the three months ended June 30, 2021 from $160.9 million for the three months ended June 30, 2020. The decrease in revenue was the net result of a decrease in total miles, partially offset by an increase in freight rates causing a net decrease in trucking and other revenues of $11.9 million (8.1%). Offsetting this decrease was an increase to fuel surcharge revenue of $5.1 million (36.8%) from $14.0 million in 2020 to $19.1 million in 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles is directly affected by the number of available drivers providing capacity to us. The decrease in total miles was a result of the decreased number of drivers providing capacity. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average Department of Energy

("DOE") diesel fuel prices (32.2%) during the three months ended June 30, 2021 compared to June 30, 2020, as reported by the DOE.

Salaries, wages, and benefits decreased $5.2 million (7.7%), to $62.9 million for the three months ended June 30, 2021 from $68.1 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers, partially offset by increased driver wages. We have increased wages and enhanced the compensation for our drivers multiple times in the last nine months. Further, we have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers.

Fuel increased $6.5 million (35.6%), to $24.8 million for the three months ended June 30, 2021 from $18.3 million for the same period of 2020. The increase was primarily due to higher average diesel price per gallon (32.2%) as reported by the DOE. Throughout the quarter ended June 2021, we were in a rising fuel price environment for the period. For the comparable quarter of 2020, we were in a declining fuel price environment. Throughout the second quarter of 2021, the average DOE price increased 5% and during the same period of 2020 decreased 4.6%.

Depreciation and amortization decreased $1.2 million (4.5%), to $26.0 million during the three months ended June 30, 2021 from $27.2 million in the same period of 2020 as a result of ongoing fleet replacement strategies.

Operations and maintenance expense decreased $1.9 million (25.4%), to $5.7 million during the three months ended June 30, 2021 from $7.6 million in the same period of 2020. The decrease is mainly attributable to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume.

Operating taxes and licenses expense decreased $0.3 million (8.4%), to $3.4 million during the three months ended June 30, 2021 from $3.7 million in 2020. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense decreased $1.2 million (20.1%), to $4.7 million during the three months ended June 30, 2021 from $5.9 million in 2020. There was a decrease in severity and frequency of claims and a reduction in risk exposure as a result of less miles driven. Partially offsetting these decreases was an increase in insurance premiums as compared to 2020. The overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment.

Other operating expenses decreased $0.9 million (14.1%), to $5.2 million, during the three months ended June 30, 2021 from $6.1 million in 2020. These decreases are due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $4.7 million, to a gain on disposal of $7.9 million during the three months ended June 30, 2021 from a $3.2 million gain on disposal in the same period of 2020. The increase was primarily due to a significant increase of equipment sales volume.

Our effective tax rate was 24.6% and 23.7% for the three months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to non-recurring favorable adjustments recognized during the period ended June 30, 2020 that were not present in 2021, partially offset by a net increase of current period benefits from uncertain tax positions.

Six Months Ended June 30, 2021 Compared With the Six Months Ended June 30, 2020

Our operating ratio for the six months ended June 30, 2021 was 85.1% and 83.1% non-GAAP adjusted operating ratio as compared to the prior year 87.1% and 85.6%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $34.5 million for the six months ended June 30, 2021 and $32.4 million during the same period ended June 30, 2020, an increase of 6.3%. The improvement in operating ratio is primarily due to higher gains on sale of revenue equipment, partially offset by an increase in fuel expense as a percentage of revenue during the six months ended June 30, 2021 compared to the same period in 2020. The increase in gains is primarily due to an increase in trade volume. The increase in fuel was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $20.7 million (6.3%), to $306.5 million for the six months ended June 30, 2021 from $327.2 million for the six months ended June 30, 2020. The decrease in revenue was the net result of a decrease in total miles, causing a decrease in trucking and other revenues of $23.1 million (7.9%), partially offset by an increase in freight rates causing a net decrease in trucking and other revenues. Offsetting this decrease was an increase to fuel surcharge revenue of $2.5 million (7.4%) from $33.4 million in 2020 to $35.9 million in 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles is directly affected by the number of available drivers providing capacity to us. The decrease in operating revenue was due to the net effect of lower miles driven as a result of the decreased number of drivers providing capacity which was partially offset by increased freight rates earned on miles driven. Also, extreme winter weather events affected the Company’s revenues during the month of February 2021, while at the same time we continued to pay our drivers during extended weather shut downs to protect their pay while we had them shut down for safety. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average Department of Energy ("DOE") diesel fuel prices (15.3%) during the six months ended June 30, 2021 compared to June 30, 2020, as reported by the DOE, partially offset by decreased miles driven.

Salaries, wages, and benefits decreased $10.7 million (7.7%), to $127.7 million for the six months ended June 30, 2021 from $138.4 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers partially offset by increased driver wages. In response to current hiring and retention challenges in our industry we have increased wages and enhanced the compensation for our drivers multiple times in the last nine months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers.

Rent and purchased transportation decreased $0.6 million, to $2.0 million for the six months ended June 30, 2021 from $2.6 million in the comparable period of 2020. The decrease was attributable to a decrease in terminal rent costs. The decrease was due to a leased terminal property we acquired in 2020.

Fuel increased $4.8 million (10.7%), to $49.0 million for the six months ended June 30, 2021 from $44.2 million for the same period of 2020. The increase was primarily due to higher average diesel price per gallon (15.3%) as reported by the DOE, partially offset by decreased miles driven. Throughout the six months ended June 2021, we were in a rising fuel price environment for the period. For the comparable six months of 2020, we were in a declining fuel price environment. Throughout the six months ended June 30, 2021, the average DOE price increased 25% and during the same period of 2020 decreased 21.1%.

Depreciation and amortization decreased $0.9 million (1.7%), to $52.9 million during the six months ended June 30, 2021 from $53.8 million in the same period of 2020 as a result of ongoing fleet replacement strategies.

Operations and maintenance expense decreased $3.0 million (21.1%), to $11.4 million during the six months ended June 30, 2021 from $14.4 million in the same period of 2020. The decrease is mainly attributable to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume.

Operating taxes and licenses expense decreased $0.6 million (7.0%), to $7.0 million during the six months ended June 30, 2021 from $7.6 million in 2020. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense decreased $1.1 million (9.7%), to $10.1 million during the six months ended June 30, 2021 from $11.2 million in 2020. There was a decrease in severity and frequency of claims as well as a reduction in risk exposure resulting from less miles driven. Partially offset by an increase in insurance premiums in 2021 compared to 2020. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment.

Other operating expenses decreased $2.2 million (17.0%), to $10.8 million, during the six months ended June 30, 2021 from $13.0 million in 2020. These decreases are due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $9.1 million, to a gain on disposal of $12.1 million during the six months ended June 30, 2021 from $3.0 million gain on disposal in the same period of 2020. The increase was primarily due to a significant increase of equipment sales volume.

Our effective tax rate was 25.0% and 24.3% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due to non-recurring favorable adjustments recognized during the period ended June 30, 2020 that were not present in 2021, partially offset by a net increase of current period benefits from uncertain tax positions.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary source of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. We entered into a line of credit during the fourth quarter of 2013, as amended on August 31, 2018, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At June 30, 2021, we had $167.2 million in cash and cash equivalents, no outstanding debt, and $88.9 million available borrowing capacity on the Credit Agreement.
In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provides for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increases the letter of credit subfeature of the Credit Agreement from $20 million to $30 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower. The Company is currently reviewing it's line of credit options with the current line of credit expiring August 31, 2021.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on certain other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2021 and during the three and six months then ended.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2021 was $61.7 million. These commitments extend through the remainder of 2021 and into 2022.

Cash flow provided by operating activities during the six months ended June 30, 2021 was $62.8 million as compared to $83.8 million during the same period of 2020. This decrease was primarily due to the net effect of $25.4 million less cash provided by non-working capital items partially offset by $2.3 million less cash used by working capital items and a $2.1 million increase due to higher net income. Cash flows provided by operating activities was 20.5% of operating revenues for the six months ended June 30, 2021 compared with 25.6% for the same period of 2020.

The Coronavirus Aid, Relief, and Economic Act (the "CARES Act"), allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. As a result we deferred remitting payroll taxes normally paid on a weekly basis from April through December of 2020. The first half of the deferred tax payments are due in December 2021 while the second half of the deferred tax payments are due in December 2022. The CARES Act deferred federal payroll taxes as of June 30, 2021 was $9.2 million.

Cash provided by investing activities was $8.3 million during the six months ended June 30, 2021 compared to cash used in investing activities of $63.9 million during the comparative 2020 period, or a net increase in cash of $72.2 million. The net increase in cash provided was the combined result of more property and equipment sale proceeds received and less cash used for purchases of property and equipment comparing the two periods. We currently expect to spend approximately $35 to $45 million in net capital expenditures during the remainder of 2021. Our CODM makes all revenue equipment purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash used in financing activities increased $2.5 million during the six months ended June 30, 2021 compared to the same period of 2020 due mainly to $2.7 million more cash used for repurchases of common stock during the six months ended June 30, 2021 as we repurchased 0.8 million shares compared to 0.7 million shares repurchased during the same period of 2020.

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase under the program as of June 30, 2021 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, 0.8 million shares were repurchased in the open market for $14.5 million and there were 0.7 million shares repurchased in the open market for $12.3 million during the six months ended June 30, 2020. Shares repurchased were accounted for as treasury stock. The Company has acquired 0.4 million shares for $7.2 million subsequent to June 30, 2021. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $17.7 million and $0.6 million for income taxes, net of refunds, in the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in tax payments is due to federal and state estimated income tax payments being due in April and June of 2021, which are the normal deadlines for estimated tax payments. Due to pandemic concerns and COVID relief in 2020, the payments that would have been due in April and June 2020, were extended to July 2020.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future. Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment and to a lesser extent, available capacity on a line of credit agreement.  The Company expects to negotiate terms on a line of credit before the expiration of the current line of credit on August 31, 2021.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2021 and we had $88.9 million available borrowing capacity on our Credit Agreement at June 30, 2021. Borrowings under the Credit Agreement can either be, at Borrower's election, (i) one-month or three-month LIBOR (Index) plus a spread between 0.700% and 0.900% per annum, based on the Company's consolidated funded debt to adjusted EBITDA ratio or (ii) Prime (Index) plus 0.0%. Increases in interest rates could impact our interest expense on future borrowings.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEARTLAND EXPRESS, INC.

Date:	August 5, 2021	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)