Form 10-Q
period 2021-09-30
HEARTLAND EXPRESS INC
filed 2021-11-04
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
319-645-7060
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

As of October 29, 2021 there were 78,904,751 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$180,366	$113,852
Trade receivables, net of $1.1 million allowance in 2021 and 2020, respectively	58,538	55,577
Prepaid tires	9,272	8,241
Other current assets	10,398	15,342
Total current assets	258,574	193,012
PROPERTY AND EQUIPMENT
Land and land improvements	83,698	77,525
Buildings	89,375	86,712
Furniture and fixtures	5,282	4,807
Shop and service equipment	14,404	14,380
Revenue equipment	518,505	590,153
Construction in progress	14,238	5,783
Property and equipment, gross	725,502	779,360
Less accumulated depreciation	234,444	240,080
Property and equipment, net	491,058	539,280
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	22,953	24,746
DEFERRED INCOME TAXES, NET	—	8,164
OTHER ASSETS	17,400	17,679
	$958,280	$951,176
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,430	$12,751
Dividend payable	41,095	—
Compensation and benefits	24,355	22,422
Insurance accruals	13,645	15,837
Other accruals	19,001	18,557
Income tax payable	4,513	1,475
Total current liabilities	117,039	71,042
LONG-TERM LIABILITIES
Income taxes payable	5,385	5,801
Deferred income taxes, net	87,217	104,004
Insurance accruals less current portion	39,823	45,995
Total long-term liabilities	132,425	155,800
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2021 and 2020; outstanding 78,943 and 80,653 in 2021 and 2020, respectively	907	907
Additional paid-in capital	4,319	4,330
Retained earnings	905,620	890,970
Treasury stock, at cost; 11,746 and 10,036 in 2021 and 2020, respectively	(202,030)	(171,873)
	708,816	724,334
	$958,280	$951,176
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

OPERATING REVENUE	$152,612	$162,282	$459,142	$489,473

OPERATING EXPENSES
Salaries, wages, and benefits	62,733	67,178	190,446	205,579
Rent and purchased transportation	950	999	2,922	3,635
Fuel	25,258	21,218	74,220	65,445
Operations and maintenance	5,372	7,118	16,729	21,516
Operating taxes and licenses	3,311	3,664	10,345	11,229
Insurance and claims	5,053	4,827	15,171	16,034
Communications and utilities	1,218	1,398	3,412	4,091
Depreciation and amortization	25,280	27,625	78,162	81,427
Other operating expenses	5,418	6,637	16,173	19,602
Gain on disposal of property and equipment	(15,254)	(5,721)	(27,341)	(8,739)
	119,339	134,943	380,239	419,819

Operating income	33,273	27,339	78,903	69,654

Interest income	181	171	493	704

Income before income taxes	33,454	27,510	79,396	70,358

Federal and state income taxes	8,988	6,796	20,454	17,224

Net income	$24,466	$20,714	$58,942	$53,134
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$24,466	$20,714	$58,942	$53,134

Net income per share
Basic	$0.31	$0.25	$0.74	$0.65
Diluted	$0.31	$0.25	$0.74	$0.65

Weighted average shares outstanding
Basic	79,336	81,370	79,795	81,530
Diluted	79,364	81,404	79,839	81,587

Dividends declared per share	$0.52	$0.02	$0.56	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	907	4,476	903,105	(186,071)	722,417
Net income	—	—	20,742	—	20,742
Dividends on common stock, $0.02 per share	—	—	(1,598)	—	(1,598)
Stock-based compensation, net of tax	—	55	—	150	205
Balance, June 30, 2021	907	4,531	922,249	(185,921)	741,766
Net income	—	—	24,466	—	24,466
Repurchases of common stock	—	—	—	(16,400)	(16,400)
Dividends on common stock, $0.52 per share	—	—	(41,095)	—	(41,095)
Stock-based compensation, net of tax	—	(212)	—	291	79
Balance, September 30, 2021	$907	$4,319	$905,620	$(202,030)	$708,816

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2019	$907	$4,141	$826,666	$(147,055)	$684,659
Net income	—	—	13,238	—	13,238
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Repurchases of common stock	—	—	—	(12,278)	(12,278)
Stock-based compensation, net of tax	—	291	—	406	697
Balance, March 31, 2020	907	4,432	838,276	(158,927)	684,688
Net income	—	—	19,182	—	19,182
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Stock-based compensation, net of tax	—	174	—	199	373
Balance, June 30, 2020	907	4,606	855,830	(158,728)	702,615
Net income	—	—	20,714	—	20,714
Dividends on common stock, $0.02 per share	—	—	(1,628)	—	(1,628)
Stock-based compensation, net of tax	—	(208)	—	216	8
Balance, September 30, 2020	$907	$4,398	$874,916	$(158,512)	$721,709

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$58,942	$53,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,286	81,786
Deferred income taxes	(8,623)	9,256
Stock-based compensation expense	959	1,509
Gain on disposal of property and equipment	(27,341)	(8,739)
Changes in certain working capital items:
Trade receivables	(2,961)	(5,785)
Prepaid expenses and other current assets	3,041	(6,645)
Accounts payable, accrued liabilities, and accrued expenses	(9,231)	5,101
Accrued income taxes	2,622	3,370
Net cash provided by operating activities	95,694	132,987
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	98,421	51,473
Purchases of property and equipment	(93,213)	(163,824)
Change in other assets	(181)	72
Net cash provided by (used in) investing activities	5,027	(112,279)
FINANCING ACTIVITIES
Payment of cash dividends	(3,198)	(4,884)
Shares withheld for employee taxes related to stock-based compensation	(190)	(431)
Repurchases of common stock	(31,422)	(12,278)
Net cash used in financing activities	(34,810)	(17,593)
Net increase in cash, cash equivalents and restricted cash	65,911	3,115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	131,140	96,076
End of period	$197,051	$99,191
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$26,455	$4,598
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$3,258	$12,114
Sold revenue equipment and property in other current assets	$1,423	$5,195
Common stock dividends declared in accounts payable	$41,095	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$180,366	$81,949
Restricted cash included in other current assets	932	1,097
Restricted cash included in other assets	15,753	16,145
Total cash, cash equivalents and restricted cash	$197,051	$99,191
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2021.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2021.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.2 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of September 30, 2021 and December 31, 2020, respectively.

Total revenues recorded were $152.6 million and $162.3 million for the three months ended September 30, 2021 and 2020, respectively. Fuel surcharge revenues were $19.6 million and $14.4 million for the three months ended September 30, 2021 and 2020, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $2.7 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively.

Total revenues recorded were $459.1 million and $489.5 million for the nine months ended September 30, 2021 and 2020, respectively. Fuel surcharge revenues were $55.5 million and $47.9 million for the nine months ended September 30, 2021 and 2020, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $8.6 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2021, restricted and designated cash and investments totaled $16.7 million, of which $0.9 million was included in other current assets and $15.8 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $17.3 million at December 31, 2020, of which $1.1 million was included in other current assets and $16.2 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors (excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At September 30, 2021, there was $1.4 million amounts receivable related to equipment sales recorded in other current assets compared to $3.4 million at December 31, 2020.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and nine months ended September 30, 2021. Amortization expense of $0.6 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $1.8 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at September 30, 2021:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$5,514	$17,486
Tradename	0.5-6	12,900	9,100	3,800
Covenants not to compete	1-10	5,300	3,633	1,667
		$41,200	$18,247	$22,953

The carrying amount of goodwill was $168.3 million at September 30, 2021 and December 31, 2020, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2021 and September 30, 2020, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "2011 Plan"). We had no outstanding restricted shares of common stock under the Company's 2021 Restricted Stock Award Plan (the "2021 Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2021 and September 30, 2020 is as follows (in thousands, except per share data):

	Three months ended September 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$24,466	79,336	$0.31
Effect of restricted stock	—	28
Diluted EPS	$24,466	79,364	$0.31

	Three months ended September 30, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$20,714	81,370	$0.25
Effect of restricted stock	—	34
Diluted EPS	$20,714	81,404	$0.25

	Nine months ended September 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$58,942	79,795	$0.74
Effect of restricted stock	—	44
Diluted EPS	$58,942	79,839	$0.74

	Nine months ended September 30, 2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$53,134	81,530	$0.65
Effect of restricted stock	—	57
Diluted EPS	$53,134	81,587	$0.65

Note 9. Equity

We have a stock repurchase program with 6.7 million shares remaining authorized for repurchase as of September 30, 2021 following the additional authorization of 3.0 million shares by our Board of Directors on August 20, 2021. There were 1.0 million shares repurchased in the open market for $16.4 million during the three months ended September 30, 2021 and there were no shares repurchased in the open market during the three months ended September 30, 2020. There were 1.8 million shares repurchased in the open market for $30.9 million during the nine months ended September 30, 2021 and there were 0.7 million repurchased in the open market for $12.3 million during the nine months ended September 30, 2020. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended September 30, 2021 and 2020, our Board of Directors declared dividends totaling $41.1 million and $1.6 million, respectively. The three months ended September 30, 2021 included a $0.50 per share special dividend totaling $39.5 million and the regular quarterly dividend totaling $1.6 million, while the 2020 dividend was a regular quarterly dividend. During the nine months ended September 30, 2021 and 2020, our Board of Directors declared dividends totaling $44.3 million and $4.9 million, respectively. The nine months ended September 30, 2021 included a $0.50 per share special dividend totaling $39.5 million and regular quarterly dividends totaling $4.8 million, while the 2020 dividends were regular quarterly dividends. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. There were no shares that were issued during the period 2011 to 2018 that remain unvested at September 30, 2021. Shares granted in 2019 through 2021 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.2 million and $1.0 million respectively, for the three and nine months ended September 30, 2021. Compensation expense associated with restricted stock awards was $0.2 million and $1.5 million respectively, for the three and nine months ended September 30, 2020. Unrecognized compensation expense was $0.2 million at September 30, 2021 which will be recognized over a weighted average period of 0.8 years.

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the “2021 Plan”) was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. No shares from the 2021 Plan have been granted as of September 30, 2021.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	44.2	$19.83
Granted	5.0	16.79
Vested	(21.5)	18.82
Forfeited	—	—
Outstanding (unvested) at end of period	27.7	$20.07

	Three Months Ended September 30, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.3	$20.87
Granted	—	—
Vested	(21.1)	20.64
Forfeited	—	—
Outstanding (unvested) at end of period	38.2	$20.99

	Nine Months Ended September 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	24.3	18.29
Vested	(56.3)	19.54
Forfeited	—	—
Outstanding (unvested) at end of period	27.7	$20.07

	Nine Months Ended September 30, 2020
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	52.1	$20.55
Granted	60.2	20.84
Vested	(73.6)	20.59
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of period	38.2	$20.99

Note 11.  Long-Term Debt

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, the Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provided for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provided an uncommitted accordion feature, which allowed the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increased the letter of credit subfeature of the Credit Agreement from $20.0 million to $30.0 million, and (iv) extended the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

On August 31, 2021, the Borrower and the Bank entered into the Second Amendment to this Credit Agreement. The Second Amendment (i) provides for a $25.0 million Revolver, which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) decreases the letter of credit subfeature of the Credit Agreement from $30.0 million to $20.0 million, and (iv) extends the maturity of the

Existing Credit Agreement to August 31, 2023, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Interest on outstanding indebtedness under the Second Amendment is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. A non-usage fee is payable on the unused portion of the Revolver based on the Company’s consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2021 and during the three and nine months then ended.

We had no outstanding debt at September 30, 2021 and December 31, 2020, respectively. Outstanding letters of credit associated with the revolving line of credit at September 30, 2021 were $10.8 million. As of September 30, 2021, the line of credit available for future borrowing was $14.2 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2021 and December 31, 2020. Our effective tax rate was 26.9% and 24.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate is due to non-recurring favorable adjustments for Interpretation 48 of Financial Accounting Standard 109 ("FIN 48") recognized in 2020 and favorable return adjustments associated with returns filed July of 2020 due to COVID-19 legislation. Our effective tax rate was 25.8% and 24.5% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate is due to non-recurring favorable adjustments realized in 2020.

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

At September 30, 2021 and December 31, 2020, we had a total of $4.6 million and $4.9 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.6 million and $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2021 and December 31, 2020. The net change in unrecognized tax benefits was zero and a decrease of $0.2 million during the three months ended September 30, 2021 and September 30, 2020, respectively. The net decrease in unrecognized tax benefits was due to settlements with corresponding reductions to uncertain tax liabilities occurring in the three months ended September 30, 2020. The net change in unrecognized tax benefits was a decrease of $0.3 million during the nine months ended September 30, 2021 and 2020, respectively. The net decrease in unrecognized tax benefits during the nine months ended September 30, 2021 and 2020 was mainly due to the expiration of certain statutes of limitations net of additions and adjustments to actual positions on returns filed for prior year. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.9 million at September 30, 2021 and December 31, 2020, respectively and is included in long-term income taxes payable in the consolidated balance sheets. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended September 30, 2021 and September 30, 2020 was a net expense of approximately $0.1 million and zero, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2021 and September 30, 2020 was a net benefit of approximately $0.1 million and $0.1 million, respectively. The favorable impact to income tax expense was due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2021
(in thousands)
Balance at January 1, 2021	$4,937
Additions based on tax positions related to current year	372
Reductions for tax positions of prior years	(179)
Reductions due to lapse of applicable statute of limitations	(533)
Balance at September 30, 2021	$4,597

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of September 30, 2021 was $42.9 million. These commitments extend through the remainder of 2021 and into 2022.

Note 14.  Subsequent Events

No events occurred requiring disclosure other than the repurchase of 37,759 shares of our common stock for $0.6 million subsequent to September 30, 2021.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, our future repurchases of our shares, the anticipated impact of the COVID-19 pandemic, including any related vaccination mandate, reducing unnecessary or unproductive costs, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and in the Company's 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2021. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020 and into 2021. This led to an overall increase in freight demand and a favorable pricing environment as freight rates increased throughout the second half of 2020 and have continued to be strong through the first nine months of 2021. We expect freight demand to continue to be strong through the remainder of 2021 and well into 2022.

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

In addition to past organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986 with the most recent and our third acquisition within the last eight years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020 and has continued to date in 2021. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, Millis Transfer's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Millis Transfer has operated a driver training school program for over 20 years and through this program, potential drivers are taught the driving skills and core safety procedures required to obtain a commercial drivers license. We opened our first joint driver training school at a legacy Heartland Express terminal in Carlisle, PA during the third quarter of 2021. The driver training school program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers. The Company is currently evaluating the expansion of driver training schools in other areas.

As one of our highest expense categories, managing fuel cost continues to be one of management's top priorities. Average prices for diesel fuel have steadily increased since late 2020. Average DOE diesel fuel prices per gallon for the three months ended September 30, 2021 and 2020 were $3.36 and $2.43 (a 38% increase), respectively. As the pandemic events of 2020 became widespread, the demand and price for diesel fuel declined initially during the second quarter of 2020. The average DOE diesel fuel price from April 1, 2020 to December 31, 2020 was $2.44. The 2021 average price per gallon through October 25, 2021, was $3.20. Average price of diesel fuel has risen $0.31 or 9% since September 30, 2021 through the end of October 2021. We cannot predict what fuel prices will be for the remainder of 2021. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue)

in a rising fuel environment and is positively impacted in a declining fuel environment. We continue to implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At September 30, 2021, the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years.

We ended the first nine months of 2021 with operating revenues of $459.1 million, including fuel surcharges, net income of $58.9 million, and basic net income per share of $0.74 on basic weighted average outstanding shares of 79.8 million compared to operating revenues of $489.5 million, including fuel surcharges, net income of $53.1 million, and basic net income per share of $0.65 on basic weighted average shares of 81.5 million in the first nine months of 2020. We posted an 82.8% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2021 compared to 85.8% for the same period of 2020. We posted a 80.5% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the nine months ended September 30, 2021 compared to 84.2% for the same period of 2020. We had total assets of $958.3 million at September 30, 2021. We achieved a return on assets of 8.0% and a return on equity of 10.6% over the immediate past four quarters ended September 30, 2021, compared to 7.1% and 9.4%, respectively, for the immediate past four quarters ended September 30, 2020.

Our cash flow from operating activities for the nine months ended September 30, 2021 of $95.7 million was 20.8% of operating revenues, compared to $133.0 million and 27.2% in the same period of 2020. During 2021, we had net cash provided by investing activities of $5.0 million, which was the result of net proceeds from revenue equipment transactions exceeding other property transactions. We used $34.8 million in financing activities primarily related to the repurchase of stock ($31.4 million) and the payment of dividends ($3.2 million). As a result, our cash, cash equivalents and restricted cash increased $65.9 million during the nine months ended September 30, 2021. We ended the third quarter of 2021 with cash, cash equivalents and restricted cash of $197.1 million. Cash and cash equivalents, excluding restricted cash was $180.4 million at September 30, 2021. Dividends of $41.1 million (including a special dividend of $39.5 million) were paid on October 1, 2021 significantly reducing our cash balance.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$152,612	$162,282	$459,142	$489,473
Less: Fuel surcharge revenue	19,628	14,412	55,544	47,858
Operating revenue, excluding fuel surcharge revenue	132,984	147,870	403,598	441,615

Operating expenses	119,339	134,943	380,239	419,819
Less: Fuel surcharge revenue	19,628	14,412	55,544	47,858
Adjusted operating expenses	99,711	120,531	324,695	371,961

Operating income	$33,273	$27,339	$78,903	$69,654
Operating ratio	78.2%	83.2%	82.8%	85.8%
Adjusted operating ratio	75.0%	81.5%	80.5%	84.2%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	41.1%	41.4%	41.5%	42.0%
Rent and purchased transportation	0.6%	0.6%	0.6%	0.7%
Fuel	16.6%	13.1%	16.2%	13.4%
Operations and maintenance	3.5%	4.4%	3.6%	4.4%
Operating taxes and licenses	2.2%	2.3%	2.2%	2.3%
Insurance and claims	3.3%	3.0%	3.3%	3.3%
Communications and utilities	0.8%	0.8%	0.7%	0.8%
Depreciation and amortization	16.6%	17.0%	17.0%	16.7%
Other operating expenses	3.5%	4.1%	3.5%	4.0%
Gain on disposal of property and equipment	(10.0)%	(3.5)%	(6.0)%	(1.8)%
	78.2%	83.2%	82.8%	85.8%
Operating income	21.8%	16.8%	17.2%	14.2%
Interest income	0.1%	0.1%	0.1%	0.2%
Income before income taxes	21.9%	16.9%	17.3%	14.4%
Income taxes	5.9%	4.1%	4.5%	3.5%
Net income	16.0%	12.8%	12.8%	10.9%

Three Months Ended September 30, 2021 Compared With the Three Months Ended September 30, 2020

Our quarterly operating ratio was 78.2% and 75.0% non-GAAP adjusted operating ratio as compared to the prior year 83.2% and 81.5%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $24.5 million for the three months ended September 30, 2021 and $20.7 million during the same period ended September 30, 2020, an increase of 18.1%. The improvement in operating ratio is primarily due to higher gains on sale of revenue equipment, partially offset by an increase in fuel expense as a percentage of revenue, during the three months ended September 30, 2021 compared to the same period in 2020. The increase in gains is primarily due to trade volume and pricing. The increase in fuel expense was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $9.7 million (6.0%), to $152.6 million for the three months ended September 30, 2021 from $162.3 million for the three months ended September 30, 2020. The decrease in revenue was the net result of a decrease in total miles, partially offset by an increase in freight rates causing a net decrease in trucking and other revenues of $14.9 million (10.1%). Offsetting this decrease was an increase to fuel surcharge revenue of $5.2 million (36.2%) from $14.4 million in 2020 to $19.6 million in 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles is directly affected by the number of available drivers providing capacity to us. The decrease in total miles was a result of the decreased number of drivers providing capacity. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average Department of Energy ("DOE") diesel fuel prices (38.4%) during the three months ended September 30, 2021 compared to September 30, 2020, as reported by the DOE.

Salaries, wages, and benefits decreased $4.5 million (6.6%), to $62.7 million for the three months ended September 30, 2021 from $67.2 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers and miles, partially offset by increased driver wages. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel increased $4.1 million (19.0%), to $25.3 million for the three months ended September 30, 2021 from $21.2 million for the same period of 2020. The increase was primarily due to higher average diesel price per gallon (38.4%) as reported by the DOE. Throughout the quarter ended September 2021, we were in a rising fuel price environment. For the comparable quarter of 2020, we were in a steady to declining fuel price environment. Throughout the third quarter of 2021, the average DOE price increased 2.3% and during the same period of 2020 decreased 1.8%. Subsequent to the end of the third quarter 2021 the DOE price of fuel increased 9%.

Depreciation and amortization decreased $2.3 million (8.5%), to $25.3 million during the three months ended September 30, 2021 from $27.6 million in the same period of 2020 as a result of ongoing fleet replacement strategies and reduction in depreciated units.

Operations and maintenance expense decreased $1.7 million (24.5%), to $5.4 million during the three months ended September 30, 2021 from $7.1 million in the same period of 2020. The decrease is mainly attributable to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume. As a result of production shortages and increased costs for new revenue equipment, our trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At September 30, 2021, the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Operating taxes and licenses expense decreased $0.4 million (9.6%), to $3.3 million during the three months ended September 30, 2021 from $3.7 million in 2020. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense increased $0.3 million (4.7%), to $5.1 million during the three months ended September 30, 2021 from $4.8 million in 2020. There was an increase in insurance premiums as compared to 2020. The overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment. We expect that insurance premiums will continue trending upward. In recent years we have modified our coverage to better match the benefit of insurance coverage received to the insurance premiums charged. We will continue this evaluation with our 2022 insurance renewal, which could result in a change to our coverage limits and insurance premium costs.

Other operating expenses decreased $1.2 million (18.4%), to $5.4 million, during the three months ended September 30, 2021 from $6.6 million in 2020. These decreases are due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $9.6 million, to a gain on disposal of $15.3 million during the three months ended September 30, 2021 from a $5.7 million gain on disposal in the same period of 2020. The increase was primarily due to a significant increase of equipment sales volume. We expect the used equipment market to be strong in 2022, although our participation may be limited by production shortages and increased costs for new revenue equipment to replace sold units.

Our effective tax rate was 26.9% and 24.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate is due to non-recurring favorable adjustments for Interpretation 48 of Financial Accounting Standard 109 ("FIN 48") recognized in 2020 and favorable return adjustments associated with returns filed July of 2020 due to COVID-19 legislation.

Nine Months Ended September 30, 2021 Compared With the Nine Months Ended September 30, 2020

Our operating ratio for the nine months ended September 30, 2021 was 82.8% and 80.5% non-GAAP adjusted operating ratio as compared to the prior year 85.8% and 84.2%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $58.9 million for the nine months ended September 30, 2021 and $53.1 million during the same period ended September 30, 2020, an increase of 10.9%. The improvement in operating ratio is primarily due to higher gains on sale of revenue equipment, partially offset by an increase in fuel expense as a percentage of revenue during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in gains is primarily due to an increase in trade volume and pricing. The increase in fuel expense was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $30.4 million (6.2%), to $459.1 million for the nine months ended September 30, 2021 from $489.5 million for the nine months ended September 30, 2020. The decrease in revenue was the net result of a decrease in total miles, causing a decrease in trucking and other revenues of $38.0 million (8.6%), partially offset by an increase in freight rates causing a net decrease in trucking and other revenues. Offsetting this decrease was an increase to fuel surcharge revenue of $7.6 million (16.1%) from $47.9 million in 2020 to $55.5 million in 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. Our operating revenues are reviewed regularly on a combined basis across the United States due to the similar nature of our services offerings and related similar base pricing structure. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of revenue earning equipment vehicles is directly affected by the number of available drivers providing capacity to us. The decrease in operating revenue was due to the net effect of lower miles driven as a result of the decreased number of drivers providing capacity which was partially offset by increased freight rates earned on miles driven. Also, extreme winter weather events affected the Company’s revenues during the month of February 2021, while at the same time we continued to pay our drivers during extended weather shut downs to protect their pay while we had them shut down for safety. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average Department of Energy ("DOE") diesel fuel prices (22.5%) during the nine months ended September 30, 2021 compared to September 30, 2020, as reported by the DOE, partially offset by decreased miles driven.

Salaries, wages, and benefits decreased $15.2 million (7.4%), to $190.4 million for the nine months ended September 30, 2021 from $205.6 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers partially offset by increased driver wages. In response to current hiring and retention challenges in our industry we have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Rent and purchased transportation decreased $0.7 million, to $2.9 million for the nine months ended September 30, 2021 from $3.6 million in the comparable period of 2020. The decrease was attributable to a decrease in terminal rent costs resulting from a leased terminal property we acquired in 2020.

Fuel increased $8.8 million (13.4%), to $74.2 million for the nine months ended September 30, 2021 from $65.4 million for the same period of 2020. The increase was primarily due to higher average diesel price per gallon (22.5%) as reported by the DOE, partially offset by decreased miles driven. Throughout the nine months ended September 2021, we were in a rising fuel price environment for the period. For the comparable nine months of 2020, we were in a declining fuel price environment. Throughout the nine months ended September 30, 2021, the average DOE price increased 29.0% and during the same period of 2020 decreased 22.2%.

Depreciation and amortization decreased $3.2 million (4.0%), to $78.2 million during the nine months ended September 30, 2021 from $81.4 million in the same period of 2020 as a result of ongoing fleet replacement strategies.

Operations and maintenance expense decreased $4.8 million (22.2%), to $16.7 million during the nine months ended September 30, 2021 from $21.5 million in the same period of 2020. The decrease is mainly attributable to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume. As a result of production shortages and increased costs for new revenue equipment, our trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At September 30, 2021, the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Operating taxes and licenses expense decreased $0.9 million (7.9%), to $10.3 million during the nine months ended September 30, 2021 from $11.2 million in 2020. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense decreased $0.8 million (5.4%), to $15.2 million during the nine months ended September 30, 2021 from $16.0 million in 2020. There was a decrease in severity and frequency of claims as well as a reduction in risk exposure resulting from less miles driven, partially offset by an increase in insurance premiums in 2021 compared to 2020. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment. We expect that insurance premiums will continue trending upward. In recent years we have modified our coverage to better match the benefit of insurance coverage received to the insurance premiums charged. We will continue this evaluation with our 2022 insurance renewal, which could result in a change to our coverage limits and insurance premium costs.

Other operating expenses decreased $3.4 million (17.5%), to $16.2 million, during the nine months ended September 30, 2021 from $19.6 million in 2020. These decreases are due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $18.6 million, to a gain on disposal of $27.3 million during the nine months ended September 30, 2021 from $8.7 million gain on disposal in the same period of 2020. The increase was primarily due to a significant increase of equipment sales volume. We expect the used equipment market to be strong in 2022, although our participation may be limited by production shortages and increased costs for new revenue equipment to replace sold units.

Our effective tax rate was 25.8% and 24.5% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate is due to non-recurring favorable adjustments realized in 2020.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary source of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. We entered into a line of credit during the fourth quarter of 2013, as first amended on August 31, 2018 and amended a second time on August 31, 2021, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At September 30, 2021, we had $180.4 million in cash and cash equivalents, no outstanding debt, and $14.2 million available borrowing capacity on the Credit Agreement. We paid a regular and special dividend on October 1, 2021 reducing cash and cash equivalents by $41.1 million.
In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). Pursuant to the Credit Agreement, the Bank provided a five-year, $250.0 million unsecured revolving line of credit which may be used for future working capital, equipment financing, and general corporate purposes. The Bank's original commitment decreased to $175.0 million on November 1, 2016 through scheduled maturity on October 31, 2018. However, on August 31, 2018, the Borrower and the Bank entered into the First Amendment to this Credit Agreement. The First Amendment (i) provided for a $100.0 million unsecured revolving line of credit (the “Revolver”), which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provided an uncommitted accordion feature, which allowed the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) increased the letter of credit subfeature of the Credit Agreement from $20.0 million to $30.0 million, and (iv) extended the maturity of the Credit Agreement to August 31, 2021, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

On August 31, 2021, the Borrower and the Bank entered into the Second Amendment to this Credit Agreement. The Second Amendment (i) provides for a $25.0 million Revolver, which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) decreases the letter of credit subfeature of the Credit Agreement from $30.0 million to $20.0 million, and (iv) extends the maturity of the Existing Credit Agreement to August 31, 2023, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Interest on outstanding indebtedness under the Second Amendment is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. A non-usage fee is payable on the unused portion of the Revolver based on the Company’s consolidated funded debt to adjusted EBITDA ratio.

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at September 30, 2021 and during the three and nine months then ended.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of September 30, 2021 was $42.9 million. These commitments extend through the remainder of 2021 and into 2022.

Cash flow provided by operating activities during the nine months ended September 30, 2021 was $95.7 million as compared to $133.0 million during the same period of 2020. This decrease was primarily due to the net effect of $40.5 million less cash provided by non-working capital items and $2.6 million more cash used by working capital items partially offset by a $5.8 million increase due to higher net income. Cash flows provided by operating activities was 20.8% of operating revenues for the nine months ended September 30, 2021 compared with 27.2% for the same period of 2020.

The Coronavirus Aid, Relief, and Economic Act (the "CARES Act"), allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. As a result we deferred remitting payroll taxes normally paid on a weekly basis from April through December of 2020. The first half of the deferred tax payments are due in December 2021 while the second half of the deferred tax payments are due in December 2022. The CARES Act deferred federal payroll taxes as of September 30, 2021 was $9.2 million.

Cash provided by investing activities was $5.0 million during the nine months ended September 30, 2021 compared to cash used in investing activities of $112.3 million during the comparative 2020 period, or a net increase in cash of $117.3 million. The net increase in cash provided was the combined result of more property and equipment sale proceeds received and less cash used for purchases of property and equipment comparing the two periods. We currently expect to spend approximately $15 to $20 million in net capital expenditures during the remainder of 2021. As a result of production shortages and increased costs for new revenue equipment, our trade activity in 2022 is anticipated to be below levels experienced in recent years. Our CODM makes all revenue equipment purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash used in financing activities increased $17.2 million during the nine months ended September 30, 2021 compared to the same period of 2020 due mainly to $19.1 million more cash used for repurchases of common stock during the nine months ended September 30, 2021 as we repurchased 1.8 million shares compared to 0.7 million shares repurchased during the same period of 2020.

We have a stock repurchase program with 6.7 million shares remaining authorized for repurchase under the program as of September 30, 2021 and the program has no expiration date. There were 1.0 million shares repurchased in the open market during the three months ended September 30, 2021 and no shares repurchased in the same period of 2020. During the nine months ended September 30, 2021, 1.8 million shares were repurchased in the open market for $30.9 million and there were 0.7 million shares repurchased in the open market for $12.3 million during the nine months ended September 30, 2020. Shares repurchased were accounted for as treasury stock. The Company has acquired 37.8 thousand shares for $0.6 million subsequent to September 30, 2021. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $26.5 million and $4.6 million for income taxes, net of refunds, in the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in net tax payments is due to a federal refund received in 2020, increased current year tax liability associated with the recognition of tax gains, and less purchases of property and equipment resulting in reduced amounts of tax depreciation in the current year.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future. Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with current available cash, cash flows provided by operating activities, proceeds from the sale of used equipment and to a lesser extent, available capacity on the Credit Agreement.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2021 and we had $14.2 million available borrowing capacity on our Credit Agreement at September 30, 2021. Borrowings under the Credit Agreement is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. Increases in interest rates could impact our interest expense on future borrowings.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2020, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and decreased demand for and value of used equipment could have a materially adverse effect on our business, financial condition, results of operations, and profitability,” from our Annual Report Form 10-K for the year ended December 31, 2020, as set forth below. The risk factors set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2020.

The proposed new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect our business, financial condition, and results of operations.

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is drafting an emergency rule to carry out this mandate (the “Emergency Rule”), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers. Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance. Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

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

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips, steel, and other component parts and supplies, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company of its common stock during the quarter ended September 30, 2021.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				4,670,774
July 1, 2021 - July 31, 2021	349,523	$16.60	349,523	4,321,251
August 1, 2021 - August 31, 2021	575,614	16.68	575,614	6,745,637
September 1, 2021 - September 30, 2021	62,490	15.97	62,490	6,683,147
Total	987,627		987,627
(1) On November 16, 2015, we announced our share repurchase plan for the purchase of up to 4,750,000 shares. On May 11, 2018, we announced the addition of 5,000,000 shares to the remaining shares authorized for purchase under our share repurchase plan. On August 20, 2021, we announced the addition of 3,000,000 shares to the remaining shares authorized for purchase under our share repurchase plan. The share repurchase plan has no expiration date and will remain in effect until the number of authorized shares have been repurchased, or until the authorization is terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Acquisition and Merger Agreement, dated August 26, 2019, by and among, Midwest Holding Group, Inc., Millis Real Estate Leasing, LLC, the members of Millis Real Estate Leasing, LLC, Heartland Trucking, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and David P. Millis, in his capacity as Sellers’ Representative.
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
10.1*	Second Amendment to Credit Agreement, dated August 31, 2021, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., Heartland Express Maintenance Services, Inc., Heartland Express Services, Inc., Millis Transfer, LLC, and Midwest Holding Group, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 3, 2021	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)