Form 10-K/A
period 2020-12-31
HEARTLAND EXPRESS INC
filed 2021-12-01
CIK 799233

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

Portions of the Proxy Statement for the annual shareholders’ meeting held on May 13, 2021 are incorporated by reference in Part III of this report.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Heartland Express, Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 22, 2021 (the “Form 10-K”), solely to file the Consent of Grant Thornton LLP as Exhibit 23.1.

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Form 10-K, nor does it reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)    Exhibits.    The following exhibits are filed with this Form 10-K:

23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 30, 2021	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance, Treasurer, and Chief Financial Officer
(Principal Accounting and Financial Officer)