Form 10-K
period 2021-12-31
HEARTLAND EXPRESS INC
filed 2022-02-25
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $0.8 billion. In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates. As of February 23, 2022 there were 78,929,592 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 28,000 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual shareholders’ meeting to be held on May 12, 2022 are incorporated by reference in Part III of this report.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future customer relationships, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected independent contractor usage, including the classification of our independent contractors, planned allocation of capital, future equipment costs, future income taxes, future insurance and claims expense, the impact of changes in interest rates and tire prices, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with law, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, expected fuel expense, including strategies for managing fuel costs, and the impacts of the COVID-19 pandemic, including any related vaccination mandate, on our business operations and driver recruiting and retention, reducing unnecessary or unproductive costs, and our ability to react to changing market conditions, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” derivations thereof, and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Our headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 25 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-five years from 1986 to 2021, we have grown our revenues to $607.3 million from $21.6 million and our net income has increased to $79.3 million from $3.0 million. For the five year period 2017 through 2021 we had the highest net income, $370.9 million, of any previous five year period. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions through new and existing customers as well as strategic acquisitions. More information regarding our total assets, revenues and profits for the past three years can be found in our “Consolidated Statements of Comprehensive Income” that is included in this report.

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last eight years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards. Our Chief Operating Decision Maker (“CODM”), Michael Gerdin, our President and Chief Executive Officer, oversees and manages all of our transportation services, on a combined basis, including previously acquired entities.

Operations

Our operations department focuses on the successful execution of customer expectations and providing consistent opportunities for our drivers, in conjunction with maximizing equipment utilization. These objectives require a combined effort of marketing, regional operations managers, and fleet management.

Our customer service department is responsible for maintaining the continuity between the customer’s needs and our ability to meet those needs by communicating the customer’s expectations to the fleet management group. Collectively, the marketing and operations groups (customer service and fleet management) are charged with developing customer relationships, ensuring service standards, coordinating proper freight-to-capacity balancing, trailer asset management, and daily tactical decisions to match customer demand with revenue equipment availability across our entire network. Fleet management assigns orders to drivers based on well-defined criteria, such as United States Department of Transportation (the “DOT”) hours of service ("HOS") compliance, customer requirements, equipment utilization, driver “home time” and other driver needs, limiting non-revenue miles, and equipment maintenance needs.

Fleet management employees are responsible for driver management, development, and retention. Additionally, they maximize the capacity that is available to meet the service needs of our customers. Their responsibilities include meeting the needs of the drivers within the standards that have been set by the organization and communicating the requirements of the customers to the drivers on each order to ensure successful execution.

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

We operate twenty-four terminal facilities throughout the contiguous U.S. in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us to service and maintain revenue equipment at our facilities on a frequent basis.

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price.  We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers.  This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•FedEx Express - 2021 National Carrier of the Year (11 years in a row)
•FedEx Express - Platinum Service Level Award (99.99% On-Time Delivery)
•Transplace - 2020 Carrier of the Year
•Tosca - 2020 Carrier of the Year
•Unilever - Carrier Award (Asset Division)

During 2021, we were also recognized with the following safety, operational, community service, and environmental awards:

•US EPA SmartWay Excellence Award (7 of the last 9 years)
•Commercial Carrier Journal Top 250 Award (#42)
•Wreaths Across America Honor Fleet

Our primary customers include retailers and manufacturers. Our 25, 10, and 5 largest customers accounted for approximately 75%, 52%, and 36% of our operating revenues, respectively, in 2021. During 2020, our 25, 10, and 5 largest customers were approximately 74%, 50%, and 34%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer accounted for more than 10% of our operating revenues in 2021 at 10.0%. No customer accounted for more than 10% of our operating revenues in 2020 while one customer accounted for more than 10% of our 2019 operating revenues at 10.9%.

Environmental and Sustainability

We have adopted an "Environmental and Sustainability Mission". This document portrays our commitment to the environment and sustainability through our long track record of successful business practices. Through equipment designs, equipment replacement strategies, idle reduction techniques, solar energy and battery usage, and practices at each of our terminals, we are focused on reducing waste and conserving energy. Heartland's sustainability efforts are endorsed and overseen by senior management throughout the Company. Our efforts have been recognized by the US EPA SmartWay Excellence Award in 7 of the last 9 years.

Human Rights

We have adopted a "Human Rights Mission". This document portrays our commitment to human rights through diversity and inclusion, workplace safety and health, and prohibitions on forced labor and human trafficking. Heartland's human rights efforts are endorsed and overseen by senior management throughout the Company.

Seasonality

In the trucking industry, revenue typically follows a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Although this is the general pattern of revenues, demand for freight services dropped significantly in the first part of the second quarter of 2020 and then began to increase. We have now been in a positive freight environment for approximately two years. Operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter driving conditions. Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers. Weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, could increase in frequency and severity due to climate change.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives. During the year ended December 31, 2021, we employed an average of approximately 3,180 people compared to approximately 3,780 people during the year ended December 31, 2020. The decrease in employees as of December 31, 2021 was predominantly due to a decline in drivers due to the challenging qualified driver recruiting and retention environment. In addition, the ongoing right-sizing of support staff following the decrease in overall fleet size further contributed to the reduction. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the years ended December 31, 2021 and 2020, independent contractors accounted for approximately 0.7% of our total miles.

Historically our strategy for both employee drivers and independent contractors is to (i) hire and engage safe and experienced drivers (the majority of drivers we hire and engage must have at least six months of qualifying over-the-road experience); (ii) promote retention with an industry-competitive compensation package, positive working conditions, driver amenities at terminal locations, and freight that requires little or no handling; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, the ease of use of electronic logging devices ("ELDs") platform, and financial rewards for accident-free driving. We also seek to minimize turnover of our employee drivers by providing quality pay for their time with additional pay for safety, modern equipment, and by regularly scheduling "home time." Our drivers are generally compensated on the basis of miles driven including empty miles, with the added benefit of compensation for circumstances outside of their control, such as inclement weather and equipment breakdowns. This provides an incentive for us to minimize empty miles and at the same time does not penalize drivers for inefficiencies of operations that are beyond their control.

In addition to hiring experienced drivers, the acquisition of Millis Transfer in 2019, included a commercial driver's license ("CDL") training school. They have operated Millis Training Institute since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. We operate in a cyclical industry and competition for drivers, which has historically been intense, escalates during periods of increased freight demand. Competition for professional drivers that meet our qualification standards is challenging due to the current trend of decreasing numbers of qualified drivers in our industry. This driver training program currently provides a source of qualified professional drivers for Millis Transfer and Heartland Express as we expanded the current training program in 2021.

We are not a party to a collective bargaining agreement. We believe that we have good relationships with our employees.

Driver Compensation

Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package generally includes weekly base pay minimums for mileage based drivers, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. In addition to the scheduled pay increases based on years of continued service, we have increased the base pay package and enhanced the compensation for our drivers multiple times during the last three years. We believe that our driver compensation package, compared to others in our industry, is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. We also invest a significant amount of capital in our terminal facilities as we strive to offer our driver employees up to date and convenient amenities throughout our terminal network across the country while they are away from home.

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance. Our drivers, along with the Company, benefit from the latest safety technologies and features that we choose to equip our tractors with. The modern fleet appeals to new drivers and aids in the retention of current drivers. Deploying this core strategy, along with idle management technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award seven times in the last nine years.

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

At December 31, 2021, the majority of our operating tractor fleet was equipped with idle management controls. All over-the-road tractors are equipped with mobile communication systems that comply with the latest ELD regulations. These units are the base communication with our drivers. This technology allows for efficient communication with our drivers regarding freight and safety (e.g. weather shutdowns), as well as fueling decisions, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance and efficiency.

As of December 31, 2021 the average age of our tractor fleet was 1.4 years compared to 1.7 years at December 31, 2020. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 3.4 years at December 31, 2021 compared to 3.7 years at December 31, 2020. During 2022, we expect the age of both our tractor and trailer fleets to increase compared to 2021, based on estimated net capital expenditures in 2022 due to our expectation of a shortage of reasonably priced new revenue equipment availability.

We obtain a small portion of our tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations. Independent contractors are responsible for the maintenance of their equipment.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts. In addition, bulk fuel sites are maintained at the majority of our twenty-five terminal locations. We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites. We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks. We also have insurance policies in place for the operation of our tanks located at terminal locations. Increases in fuel prices can have an adverse effect on the results of operations. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases. For the years ended December 31, 2021, and 2020, fuel expense was $99.6 million and $86.1 million, or 19.8% and 15.6%, respectively, of our total operating expenses. For the years ended December 31, 2021 and 2020, fuel surcharge revenues were $76.1 million and $61.7 million, respectively. Department of Energy (“DOE”) average price of fuel increased 28.9% in 2021 compared to 2020, which had a corresponding negative impact on our net fuel cost, before the impacts of improved fleet efficiency, for the year ended December 31, 2021 compared to 2020. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. The increase in the DOE diesel fuel prices seen in 2021 was due to steadily rising fuel costs throughout the year compared to 2020 when fuel prices were at comparatively lower rates from the second quarter through the end of the year. This trend of fuel price increases has continued through February 2022. The latest DOE diesel fuel price in February 2022 is up 12.2% compared to the end of 2021, is up 23.4% compared to the 2021 yearly average, and is up 42.4% to the February 2021 average.

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

We operate in a cyclical industry. Throughout 2019, the general demand for freight services was at a level much lower than what has been experienced since. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020 and into 2021. Freight demand generally increased further throughout 2021. This led to an overall favorable pricing environment as freight rates increased throughout the second half of 2020 and continued to be strong throughout 2021.

The trucking industry has been faced with a qualified driver shortage. The pandemic events of 2020-2021 intensified an already challenging qualified driver market. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020 and continued throughout 2021. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, our driver training program will provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. In addition to the scheduled pay increases based on years of continued service, we have increased the base pay package and enhanced the compensation for our drivers multiple times during the last three years and anticipate further enhancements in 2022. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather and equipment breakdowns. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

We expect freight demand to remain strong throughout 2022 based-upon the freight demand experienced in January and February of 2022 and expected normal seasonal trends. Other contributing factors include the shortage of qualified drivers and availability of new revenue equipment.

Safety and Risk Management

Our safety program is designed to minimize accidents and to conduct our business within governmental safety regulations. We communicate safety issues with drivers on a regular basis and also emphasize safety through equipment specifications and regularly scheduled maintenance intervals. Our drivers are compensated and recognized for achieving and maintaining a safe driving record.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and it remains unclear what, if anything, will come from such challenges. Since that time, we have seen a slight increase in the productivity of our drivers. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit.” Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act (“FAST Act”) and that the FMCSA must first finalize its review of the Compliance Safety Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA has also indicated that it is in the early phases of a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regards to safety and fitness.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings (iii), subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data, and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when, and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic onboard recording devices ("AOBRs") by nearly all carriers by December 2017 (the "2015 ELD Rule"). The use of AOBRs was permitted until December

2019, at which time the use of ELDs was required. We were compliant with both aspects of the 2015 ELD Rule within the requisite deadlines. We believe that more effective HOS enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to HOS requirements and may further reduce industry capacity.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated that it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule. However, upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, effective November 2021, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

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

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking certain endorsements, including a hazardous materials endorsement, which was made final in December 2016, with an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years which extended the compliance date to February 2022. These recently effective entry level driver training regulations, among other things, unify driver training curriculum nationwide by mandating certain theory and behind-the-wheel training standards prior to taking the skills test, and require commercial driving schools and other training programs (including ours) to implement such curriculum and register with the FMCSA’s Training Provider Registry, certifying that their curriculum meets the new standards. The rules generally do not apply retroactively, however, so current holders of commercial driver’s licenses will largely be unaffected. That being said, these rules could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. They may also result in an increase in the time and expense required to operate or expand our driver training schools and programs, which could adversely affect our results and profitability. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

The Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to help the industry’s ongoing driver shortage. The program is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with.

Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

In December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals has since upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S. Federal legislation has been proposed in the past to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize (“PRO”) Act, which was passed by the House of Representatives and received by the Senate in March 2021 and remains with the Senate’s Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the “ABC Test” for classifying workers under Federal Fair Labor Standards Act claims. It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the U.S. Supreme Court (the “Supreme Court”) to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case.

The injunction will remain in place until the Supreme Court makes a decision on whether to proceed in hearing the case. While the stay of the AB5 mandate provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016 but has since faced challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA anticipates taking final action on the new plan, commonly referred to as the “Cleaner Trucks Initiative,” as soon as 2022. The EPA is targeting 2027 for these new standards to take effect and is also working on enacting more stringent greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these

CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also are considering a variety of other climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020, CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Executive and Legislative Climate

It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Build Back Better Act (the “BBB”), which passed the U.S. House of Representatives, but is facing resistance in the U.S. Senate. As currently proposed, the BBB would impact transportation by allocating funds to address various industry related issues such as port congestion and traffic safety enforcement. The bill also promotes a myriad of low-emission programs, transit services and clean energy projects, as well as funding for climate change research. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

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

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Among provisions in the law specific to trucking is the aforementioned apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. It remains unclear how the IIJA will be implemented into and effect our industry. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry, the FMCSA issued and/or extended various temporary responsive measures throughout the year. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

In November 2021 the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the Supreme Court. Effective January 2022, the U.S. is prohibiting unvaccinated foreigners from crossing the U.S.-Mexico border and U.S.-Canada border. The Company does not have any Mexican or Canadian domiciled drivers that will be impacted by this requirement. Furthermore, effective January 2022, Canada is prohibiting unvaccinated foreigners, including U.S. citizens, from crossing their border. The Company has a minimal volume of freight into Canada, therefore border restrictions will not significantly impact our operations. These border requirements, as well as any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any vaccination, testing or mask mandates that are interpreted as applying to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, which are characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which may exacerbate driver shortages and increase driver compensation costs;

•	the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment;

•	the impact of the COVID-19 pandemic;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•
supply chain disruptions due to weather, pandemics, congestion, strikes, work stoppages, or work slowdowns at our facilities, or at a customer, port, border crossing, or other shipping related facilities; and

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, further developments in the COVID-19 pandemic, strikes or other work stoppages at our facilities or at customer, vendor, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, lack of availability of new equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

•	the Heartland and Millis Transfer brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified) which could result in the loss of value attributable to our brand and reduced demand for our services.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, drug and alcohol testing national database, COVID-19 mitigation measures, such as vaccine, testing, and mask mandates, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA, the drug and alcohol clearing house, and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

Our operations are dependent upon fuel. Prices and availability of petroleum products are subject to political, economic and geographic events, cyber attacks, global conflicts, and market factors, as well as weather-related events and other natural disasters (foreign and domestic), which could increase in frequency and severity due to climate change, each of which are outside our control and may lead to fluctuations in the cost and availability of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. We do not carry a cybersecurity insurance policy. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

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

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. Recently there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. At our policy renewal in April 2020, we reduced our excess insurance coverage. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, and other agencies in the states in which we operate. The sections of included in “Regulation” under “Item 1. Business.” discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations.

If our independent contractors are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be adversely affected.

While the size of our independent contractor fleet has been significantly reduced, independent contractors have historically comprised a portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax. For further discussion of the laws impacting the classification of independent contractors, please see "Regulation" under “Item 1. Business.”

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, which would have substantially liberalized the procedures for union organizations. None of our employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. Failure to comply with existing or future labor and employment laws could have a materially adverse effect on our business and operating results. For further discussion of the labor and employment laws, please see "Regulation" under “Item 1. Business.”

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

We have in the past, although not currently, exceeded the FMCSA's established intervention thresholds in certain of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have put procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

For further discussion of the CSA program, please see “Regulation” under “Item 1. Business.” Insofar as any changes in the CSA program increase the likelihood of the Company receiving unfavorable scores or mandate FMCSA to restore public access to the scores, it could adversely affect our results of operation and profitability.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

All of our motor carriers currently have satisfactory DOT ratings, which is the highest available rating under the current safety rating scale. If any of our motor carriers were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations. Furthermore, any changes to the DOT safety rating could make it more difficult for us to receive a satisfactory rating. For further discussion of the DOT safety rating system, please see “Regulation” under “Item 1. Business.”

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

Increasing attention on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price.

Our Environmental and Sustainability Mission and other disclosures regarding our environmental initiatives reflect our current initiatives and are not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation

FINANCIAL RISKS

The incurrence of indebtedness under our Credit Agreement or lack of access to other financing sources could have adverse consequences on our future operations.

Historically, we have generally funded our growth, working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate expenses through cash flows generated from operations. However, in 2013 we entered into an unsecured credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”), which was first amended in August 2018 and amended a second time in August 2021. The Credit Agreement currently provides for an unsecured revolving line of credit with the flexibility to borrow up to $25.0 million and an uncommitted accordion feature, which allows us a one-time request, at the discretion of lender, to increase the line up to an additional $100.0 million. We had no outstanding borrowings as of December 31, 2021. If we need to incur indebtedness in the future, any borrowings we make under the Credit Agreement, or from other sources could have adverse consequences on our future operations by reducing the availability of our future cash flows, limiting our flexibility regarding future expenditures, and making us more vulnerable to changes in the industry and economy.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors, including significant increases in recent quarters, and the resale values of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with governmental regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and the future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future. In addition, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of raw materials, other key components or labor. A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend their production. This has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. An inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation, particularly our maintenance expense and driver retention.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, or we may have to record impairments of the carrying value of our equipment, any of which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operation.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2021, we had goodwill of $168.3 million and other intangible assets of $22.4 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2021, the Company had a total deferred income tax liability of $90.0 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

The Consolidated Appropriations Act, 2021 increased the deduction for the cost of food or beverage provided by a restaurant to be 100% deductible in 2021 and 2022. The IRS issued further guidance that confirmed such benefit applies to the meal portion of 2021 and 2022 per diem rates or allowances, which allowed the Company to fully deduct its per diem pay in 2021, which was historically partially nondeductible. Unless such deductions are extended, we will no longer be able to fully deduct per diem starting in 2023.

COVID-19 RISKS

We could be negatively impacted by the COVID-19 pandemic or other similar outbreaks.

We have experienced an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, including its variants, which have disrupted our operations. Furthermore, government vaccine, testing, and mask mandates could increase our turnover and make recruiting more difficult, particularly among our driver personnel. Negative financial results, operational disruptions, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, adversely impact the financial position of our customers and their ability to pay for our services, and adversely impact our ability to effectively meet our short- and long-term obligations.

The outbreak of COVID-19 has significantly increased uncertainty. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, credit, business, and regulatory factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.”

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, vaccine hesitancy, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

The following table provides information regarding our terminal facilities with either shop and maintenance or fueling services:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Alvarado, Texas	Yes	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	No	Owned
Boise, Idaho	Yes	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Owned
Richfield, Wisconsin	Yes	Yes	No	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Tacoma, Washington	Yes	Yes	Yes	Owned
Trenton, Ohio	Yes	Yes	Yes	Owned
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

As of February 23, 2022, we had 276 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program. However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

During 2021 the Company paid a special dividend of $0.50 per share on outstanding shares at the time of the special dividend declaration which was in addition to the regular quarterly dividends declared totaling $0.08 for the year. The special dividend payment amounted to $39.5 million.

Stock Repurchase

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2021. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2021 and 1.5 million shares repurchased in 2020. Shares repurchased during 2021 were accounted for as treasury stock.

Shares repurchased during the three month period ended December 31, 2021 are as follows:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
				6,683,147
October 1, 2021 - October 31, 2021	37,759	15.96	37,759	6,645,388
November 1, 2021 - November 30, 2021	—	—	—	6,645,388
December 1, 2021 - December 31, 2021	—	—	—	6,645,388

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

Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “2011 Plan”) was ratified. The 2011 Plan authorized the issuance of up to 0.9 million shares and is administered by the Compensation Committee of our Board of Directors (the “Committee”). In accordance with and subject to the provisions of the 2011 Plan, the Committee has the authority to determine all provisions of awards of restricted stock, including, without limitation, the employees who will receive awards, the number of shares awarded to individual employees, the time or times when awards will be granted, restrictions and other conditions (including, for example, the lapse of time) to which the vesting of awards may be subject, and other terms and conditions and form of agreement to be entered into by us and employees subject to awards of restricted stock. Per the terms of the awards, employees receiving awards will have all of the rights of a stockholder with respect to the unvested restricted shares including, but not limited to, the right to receive such cash dividends, if any, as may be declared on such shares from time to time and the right to vote such shares at any meeting of our stockholders.

The following table summarizes, as of December 31, 2021, information about the 2011 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	14,000	—	87,836
Total	14,000	—	87,836

Column (a) represents unvested restricted stock awards outstanding under the 2011 Plan as of December 31, 2021. The weighted average stock price on the date of grant for outstanding restricted stock awards was $19.70, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2011 Plan as of December 31, 2021.

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants.

The following table summarizes, as of December 31, 2021, information about the 2021 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	—	—	598,000
Total	—	—	598,000

Column (a) represents unvested restricted stock awards outstanding under the 2021 Plan as of December 31, 2021. Column (b) is zero because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2021 Plan as of December 31, 2021. We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with “Business” in Part I, Item 1 of this Annual Report, as well as the consolidated financial statements and accompanying footnotes included in this Annual Report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors” and Part I “Cautionary Note Regarding Forward-looking Statements” of this Annual Report, and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

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

Our headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 25 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Developments

On August 26, 2019 we completed our third acquisition within eight years. We acquired all the outstanding equity of Millis Transfer. The Millis Transfer acquisition added additional dry van truckload capacity to our core operations and this resulted in increased revenues and increased operating costs after August 26, 2019. Therefore, our financial results for 2019, only include Millis Transfer activity from August 26, 2019 to December 31, 2019.

In 2021, we generated operating revenues of $607.3 million, including fuel surcharges, net income of $79.3 million, and basic net income per share of $1.00 on basic weighted average outstanding shares of 79.6 million. This compared to operating revenues of $645.3 million, including fuel surcharges, net income of $70.8 million, and basic net income per share of $0.87 on basic weighted average outstanding shares of 81.4 million in 2020. We posted an 82.6% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2021, compared to 85.5% for the same period of 2020, and an 13.1% net margin (which represents net income as a percentage of operating revenues) for 2021, compared to 11.0% in the same period of 2020. We posted an 80.2% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2021 compared to 84.0% for the same period of 2020. We had total assets of $928.5 million and total stockholders' equity of $727.1 million at December 31, 2021. We achieved a return on assets of 8.4% and a return on equity of 10.9% over the year ended December 31, 2021, compared to 7.5% and 10.0% respectively, for 2020.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)

Operating revenue	$607,284	$645,262
Less: Fuel surcharge revenue (non-GAAP)	76,116	61,725
Operating revenue excluding fuel surcharge revenue	531,168	583,537

Operating expenses	501,877	551,843
Less: Fuel surcharge revenue (non-GAAP)	76,116	61,725
Adjusted operating expenses	425,761	490,118

Operating income	$105,407	$93,419
Operating ratio	82.6%	85.5%
Adjusted operating ratio (non-GAAP)	80.2%	84.0%

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

Our cash flow from operating activities for the twelve months ended December 31, 2021 was $123.4 million or 20.3% of operating revenues, compared to $178.9 million or 27.7% of operating revenues in 2020. During 2021, we used $2.6 million in net investing cash flows, which was primarily used for $2.5 million of net purchases of revenue equipment. We used $132.6 million to purchase property and equipment and received $130.1 million from the sales of property and equipment. We used $78.1 million in financing activities including $45.9 million used to pay regular and special dividends to our shareholders and $32.0 million for stock repurchases during 2021. As a result, our cash, cash equivalents, and restricted cash increased by $42.6 million during the year ended December 31, 2021 to $173.8 million, with no outstanding debt. Unrestricted cash and cash equivalents increased $43.8 million to $157.7 million.

We operate in a cyclical industry. Throughout 2019, the general demand for freight services was at a level much lower than what has been experienced since. During 2020, the demand for freight services was volatile. Freight volumes in early 2020 were comparative to seasonal volumes of the first quarter of 2019. Then in March 2020 the demand for freight services dramatically increased as concerns over the COVID-19 pandemic escalated. In response to the outbreak of COVID-19, there was a short term drop in the demand for freight services in early second quarter of 2020, due to many businesses temporarily shutting down or scaling back operations with much of the working population of the United States working from home. By the end of the second quarter of 2020, demand for freight services began to improve as most businesses implemented their respective responses and protections against the pandemic which continued to build throughout the back half of 2020 and throughout 2021. This led to an overall increase in freight demand and favorable pricing environment as freight rates increased throughout the second half of 2020 and continued to be strong throughout 2021. We expect freight demand to continue to be strong well into 2022.

The trucking industry has been faced with a qualified driver shortage with more qualified drivers leaving the industry than joining. The pandemic events of 2020-2021 intensified an already challenging qualified driver market. Further, the pandemic events of 2020-2021 limited the capacity and output of driver training schools that bring new drivers to the industry. Competition for drivers, which has historically been intense, escalates during periods of increased freight demand which intensified during the second half of 2020 and continued throughout 2021. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As previously discussed, our driver training program will provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. In addition to the scheduled pay increases based on years of continued service, we have increased the base pay package and enhanced the compensation for our drivers multiple times during the last three years and anticipate further enhancements in 2022. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather and equipment breakdowns. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Growth History and Capital Allocation

In addition to organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986, with the most recent and our third acquisition within the last eight years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share or short-term revenue volatility. When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally, dependent on our ability to hire drivers that meet our qualifications, and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. We have also deployed available cash opportunistically toward dividends and stock repurchases. For the periods ended December 31, 2021, our operating cash flows as a percentage of operating revenues five-year average was 23.0%, our three-year average was 24.3%, and most recently for 2021 was 20.3%.

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

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2021, our tractor fleet had an average age of 1.4 years and our trailer fleet had an average age of 3.4 years. During 2022, we expect the age of both our tractor and trailer fleets to increase compared to 2021, based on estimated net capital expenditures in 2022 due to our expectation of a shortage of reasonably priced new revenue equipment available in 2022.

Fuel Costs

After salaries, wages, and benefits, and depreciation expense, fuel expense is our next highest operating cost. Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2021 and 2020 were $3.29 and $2.55, respectively. The average price per gallon in 2022, through February 21, 2022, was $3.83. Fuel prices steadily increased throughout 2021 compared to 2020. This trend has continued into 2022. We cannot predict what fuel prices will be throughout 2022, but fuel expense has become the second highest expense behind salaries, wages and benefits in 2022 thus far. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	41.2%	41.8%
Rent and purchased transportation	0.6	0.7
Fuel	16.4	13.3
Operations and maintenance	3.6	4.3
Operating taxes and licenses	2.3	2.3
Insurance and claims	3.4	3.5
Communications and utilities	0.7	0.8
Depreciation and amortization	17.1	17.0
Other operating expenses	3.5	4.1
Gain on disposal of property and equipment	(6.2)	(2.3)
	82.6%	85.5%
Operating income	17.4%	14.5%
Interest income	0.1%	0.1%
Interest expense	0.0%	0.0%
Income before income taxes	17.5%	14.6%
Income tax expense	4.4	3.6
Net income	13.1%	11.0%

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Operating revenue decreased $38.0 million (5.9%), to $607.3 million for the year ended December 31, 2021 from $645.3 million for the year ended December 31, 2020. The decrease in revenue was the net result of a decrease in trucking and other revenues of $52.4 million partially offset by an increase in fuel surcharge revenue of $14.4 million. Millis Transfer contributed approximately 24.8% of the operating revenues, for the year ended December 31, 2021. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available company drivers and independent contractors providing capacity to us. For 2022, we expect the industry trends experienced in 2020 and 2021 will likely continue. We expect the driver shortage within our industry will continue to impact recruiting and retention efforts during 2022.

Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The operating revenues decrease was the net result of a decrease in loaded miles as a result of fewer drivers partially offset by an increase in the average rate per loaded mile along with increased driver utilization.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of an increase in average DOE diesel fuel prices of 28.9% during 2021 compared to 2020, as reported by the DOE, which was partially offset by decreased miles driven.

Salaries, wages, and benefits decreased $19.5 million (7.2%), to $250.0 million for the year ended December 31, 2021 from $269.5 million in the 2020 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers partially offset by increased driver and support staff wages. In response to current hiring and retention challenges in our industry we have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel increased $13.5 million (15.7%), to $99.6 million for the year ended December 31, 2021 from $86.1 million for the same period of 2020. The increase in fuel was primarily due to higher average diesel price per gallon (28.9%) as reported by the

DOE, partially offset by decreased miles driven. Throughout the twelve months ended December 31, 2021, we were in a rising fuel price environment, while during most of 2020 we were in a declining fuel price environment. The difference in the lowest DOE price in 2020 (November) to the highest DOE price in 2021 (November) was $1.36 per gallon or a 57.4% increase. The trend of fuel price increases has continued through February 2022. The latest DOE diesel fuel price in February 2022 is up 12.2% compared to the end of 2021, is up 23.4% compared to the 2021 yearly average, and is up 42.4% to the February 2021 average. We cannot currently predict how long and how much the average diesel prices will continue to increase.

Depreciation and amortization decreased $5.8 million (5.3%), to $104.1 million during the year ended December 31, 2021 from $109.9 million in the same period of 2020. The decrease in depreciation and amortization is attributable to ongoing fleet replacement strategies and adjusting our fleet to our driver base expectation. We expect depreciation expense in 2022 to be approximately $90.0 million to $100.0 million.

Operating and maintenance expense decreased $6.1 million (22.2%), to $21.5 million during the year ended December 31, 2021, from $27.6 million in the same period of 2020. Operating and maintenance costs decreased mainly due to a reduction in miles driven partially offset by increased costs associated with an increase in equipment sales volume. There was a 132.8% increase in volume of trailers sold during 2021 as compared to 2020, partially offset by a 3.4% decrease in the quantity of tractors sold. We believe that new equipment price inflation and the lack of availability of new revenue equipment will continue throughout 2022. As a result of manufacturer production shortages and increased costs for new revenue equipment, our trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At December 31, 2021, the Company’s tractor fleet had an average age of 1.4 years and the Company's trailer fleet had an average age of 3.4 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Operating taxes and licenses expense decreased $1.4 million (9.1%), to $13.6 million during the year ended December 31, 2021 from $15.0 million in 2020, due to a lower number of revenue equipment units (tractors and trailers) licensed in 2021 as compared to 2020.

Insurance and claims expense decreased $1.4 million (6.3%), to $20.8 million during the year ended December 31, 2021 from $22.2 million in 2020. There was a decrease in severity and frequency of claims as well as a reduction in risk exposure resulting from less miles driven, partially offset by an increase in insurance premiums in 2021 compared to 2020. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment. We expect that insurance premiums will continue trending upward. In recent years we have modified our coverage to better match the benefit of insurance coverage received to the insurance premiums charged. We will continue this evaluation with our 2022 insurance renewal, which could result in a change to our coverage limits and insurance premium costs.

Other operating expenses decreased $5.0 million (18.9%), to $21.4 million, during the year ended December 31, 2021 from $26.4 million in 2020, due mainly to decreased variable costs associated with the reduction of revenue equipment units in our fleet.

Gains on the disposal of property and equipment increased $22.6 million (152.4%), to $37.4 million during the year ended December 31, 2021, from $14.8 million in the same period of 2020. The increase was due to a $13.3 million increase in gains on sales of trailer equipment. The increase in gains on trailer sales was due to a 44.2% increase in gains per unit sold in 2021 as compared to 2020 as well as a 132.8% increase in volume of trailers sold. Gains on tractor equipment sales increased by $5.1 million during 2021 compared to 2020 as a result of a 61.2% increase in gains per tractor sold partially offset by a 3.4% decrease in the quantity of tractors sold. The remaining $4.2 million gain was primarily due to the sale of a terminal facility. We expect the used equipment market to remain strong in 2022, although our participation may be limited by production shortages and increased costs for new revenue equipment to replace sold units.

Our effective tax rate was 25.2% and 24.9% for years ended December 31, 2021 and 2020, respectively. The increase in the effective tax rate is due to non-recurring favorable adjustments realized in 2020.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past year there has been an inflation uptick. Significant price increases in original equipment manufacturer revenue equipment has impacted the cost for us to acquire new equipment, while there has been a corresponding inflationary impact to prices offered on the sale of our used equipment. The cost increases have also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. The qualified driver shortage experienced by the trucking industry has had the affect of increasing compensation paid to drivers. Significant inflation has been experienced in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Further, innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have also resulted in higher tractor prices. We have the ability to limit new equipment purchases given our average age of revenue equipment is in the top tier of our industry. We do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts. Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect our operating results and profitability. We have attempted to limit the effects of increases in fuel prices through certain cost control efforts and our fuel surcharge program. We impose fuel surcharges on substantially all accounts. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect us from short-term fuel price increases or continued rising price environments like we experienced throughout 2021. These arrangements also may prevent us from receiving the full benefit of any fuel price decreases. Additionally, we are not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with cash flow provided by operating activities and sales of equipment. Our primary source of liquidity is cash flow provided by operating activities. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition, including the payoff of debt we assumed. Our primary source of liquidity during 2021 and 2020 was cash flow generated from operating activities. During 2019, we were able to fund the acquisition of Millis Transfer, including pay off of acquired debt, and revenue equipment purchases with cash on hand and cash flows provided by operating activities and sales of equipment. We believe we have adequate liquidity to meet our current and projected needs in the foreseeable future. We expect to have significant capital requirements over the long-term, which we expect to fund with cash flows provided by operating activities, proceeds from the sale of used equipment, and available capacity on the line of credit. At December 31, 2021, we had $157.7 million in cash and cash equivalents, no outstanding debt, and $16.5 million available borrowing capacity on the line of credit.

Operating cash flow for 2021 was $123.4 million compared to $178.9 million for 2020. Cash flow from operating activities was 20.3% of operating revenues for the year ended December 31, 2021, compared to 27.7% for the same period of 2020. The change predominantly relates to increased cash paid for income taxes and other payroll taxes as further described below. The CARES Act allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. As a result, during 2020 we deferred remitting payroll taxes normally paid on a weekly basis until the end of 2021 when the first half of the deferred tax payments were paid and 2022 when the second half of the deferred tax payments are due. The CARES Act deferred federal payroll taxes as of December 31, 2021 was $4.7 million.

Cash flows used in investing activities were $2.6 million during 2021, representing a decrease in cash used of $108.4 million compared to cash flows used in investing activities of $111.0 million during 2020. The decrease in cash used in investing activities was mainly the result of $108.7 million less of net purchases of property and equipment in 2021, compared to net purchases of property and equipment in 2020. We currently anticipate higher net capital expenditures for revenue equipment in 2022 compared to 2021, despite a lower number of new equipment units anticipated to be purchased, as a result of a reduced volume of units anticipated to be sold in 2022 compared to 2021.

Cash flows used in financing activities increased $45.4 million in 2021 compared to 2020. This was primarily due to a special dividend paid of $39.5 million in 2021 and $32.0 million cash used for repurchases of our common stock during 2021, as compared to $25.7 million cash used for repurchases of our common stock during 2020. There were no repayments of debt during 2021 and 2020, as we had no indebtedness.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2021 and the program has no expiration date. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2021 and 1.5 million shares were repurchased in 2020. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We paid income taxes, net of refunds, of $38.5 million in 2021, compared with $13.7 million during 2020. The increase in net tax payments is due to a federal refund received in 2020 compared to 2021 and increased current year tax liability associated with the recognition of increased tax gains on revenue equipment sales and less accelerated depreciation deductions in 2021 compared to 2020.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants as of and for the years ended December 31, 2021 and December 31, 2020.

Contractual Obligations and Commercial Commitments

The Company's material cash requirements include the following contractual obligations and commercial commitments at December 31, 2021.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$25.8	$25.8	$—	$—	$—
Obligations for unrecognized tax benefits (2)	5.5	—	—	—	5.5
	$31.3	$25.8	$—	$—	$5.5

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties. We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2021, we had a total of $4.7 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2021. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million at December 31, 2021, and is included in income taxes payable within the consolidated balance sheet. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2021
(in thousands)
Gross unrecognized tax benefits	$4,671
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	820
Obligations for unrecognized tax benefits	$5,491

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies and estimates, described below, that are the most important to the portrayal of our current financial condition and results of operations.

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue equipment estimated useful lives and salvage values

Over 99% of our total miles comes from company drivers operating the Company's revenue equipment. Management estimates the useful lives of revenue equipment based on estimated period of use for the asset. It has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the 125% declining balance method for new tractors (excludes assets acquired in an acquisition) and straight-line method, respectively, over the estimated useful life down to an estimated salvage value. Management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. It is reasonably likely that changing revenue equipment markets could result in a change in depreciable life or salvage value estimate. Management believes that a change in estimate will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate would impact depreciation and amortization in the consolidated statements of comprehensive income and revenue equipment in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Auto Liability and Workers’ Compensation Claims Reserve

The Company is self-insured for a portion of the risk related to auto liability and workers' compensation. Management estimates accruals for the self-insured portion of pending accident liability and workers’ compensation claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends, utilizing the facts and circumstances known on the applicable balance sheet date. The accruals are made up of individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Auto liability and workers' compensation unpaid liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. Industry development as well as our historical case results are used to determine development of individual case claims. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The ultimate resolution of these claims may be for an amount significantly different than the amount estimated by management and case reserves are continually adjusted as new or revised information becomes available on the status of each claim. There is a high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in estimating the total costs to settle or for defense against these claims. These liabilities are undiscounted and represent management's best estimate of our ultimate obligations. The actual cost to settle self-insured claims liabilities may differ from the Company's reserve estimates due to legal costs, claims and information on known claims that have been incurred but not reported as well as various other uncertainties. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 31, 2021. Management believes that the ultimate resolution of these claims will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate could impact salaries, wages and benefits (workers compensation) or insurance and claims (auto liability) in the consolidated statements of comprehensive income and insurance accruals in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2021. Interest rates associated with borrowings under the Credit Agreement is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. Increases in interest rates would not currently impact our annual interest expense as we do not have any outstanding borrowings but could impact our annual interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2021, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2021 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $7.0 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2022, a 10% increase in the price of tires would increase our tire purchase expense by $1.1 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2021 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to our Proxy Statement for the annual shareholders’ meeting to be held on May 12, 2022 (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” and “Corporate Governance and the Board of Directors.”

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2021, 2020, and 2019	S-1

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

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2019.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2011 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011.
10.4	Credit Agreement, dated November 11, 2013, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., Heartland Express Services, Inc., and Gordon Trucking Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2013.
10.5	First Amendment to Credit Agreement, dated August 31, 2018, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., A&M Express, Inc., Heartland Express, Maintenance Services, Inc., and Heartland Express Services, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2018.
10.6*	Heartland Express, Inc. 2021 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14A filed April 2, 2021.
10.7	Second Amendment to Credit Agreement, dated August 31, 2021, by and between Wells Fargo Bank, National Association and Heartland Express, Inc. of Iowa, Heartland Express, Inc., Heartland Express Maintenance Services, Inc., Heartland Express Services, Inc., Millis Transfer, LLC, and Midwest Holding Group, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2021.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Grant Thornton LLP.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 25, 2022	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2022
Christopher A. Strain

/s/ Benjamin J. Allen	Director	February 25, 2022
Benjamin J. Allen

/s/ Larry J. Gordon	Director	February 25, 2022
Larry J. Gordon

/s/ David P. Millis	Director	February 25, 2022
David P. Millis

/s/ Brenda S. Neville	Director	February 25, 2022
Brenda S. Neville

/s/ James G. Pratt	Director	February 25, 2022
James G. Pratt

/s/ Michael J. Sullivan	Director	February 25, 2022
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Auto Liability and Workers’ Compensation Claims Reserve Accrual

As described further in the notes to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

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

Our audit procedures related to the critical audit matter included the following, among others.

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
•We tested management’s claim reserve estimates by inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Tulsa, Oklahoma
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting ("Management’s Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 25, 2022

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$157,742	$113,852
Trade receivables, net	52,812	55,577
Prepaid tires	9,168	8,241
Other current assets	9,406	15,342
Income tax receivable	4,095	—
Total current assets	233,223	193,012
PROPERTY AND EQUIPMENT
Land and land improvements	90,218	77,525
Buildings	95,305	86,712
Furniture and fixtures	5,365	4,807
Shop and service equipment	15,727	14,380
Revenue equipment	500,311	590,153
Construction in progress	3,834	5,783
	710,760	779,360
Less accumulated depreciation	222,845	240,080
Property and equipment, net	487,915	539,280
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	22,355	24,746
DEFERRED INCOME TAXES, NET	—	8,164
OTHER ASSETS	16,754	17,679
	$928,542	$951,176
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,538	$12,751
Compensation and benefits	21,411	22,422
Insurance accruals	15,677	15,837
Other accruals	13,968	18,557
Income taxes payable	—	1,475
Total current liabilities	71,594	71,042
LONG-TERM LIABILITIES
Income taxes payable	5,491	5,801
Deferred income taxes, net	89,971	104,004
Insurance accruals less current portion	34,384	45,995
Total long-term liabilities	129,846	155,800
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2021 and 2020; outstanding 78,923 and 80,653 in 2021 and 2020, respectively	907	907
Additional paid-in capital	4,141	4,330
Retained earnings	924,375	890,970
Treasury stock, at cost; 11,766 and 10,036 shares in 2021 and 2020, respectively	(202,321)	(171,873)
	727,102	724,334
	$928,542	$951,176

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2021	2020	2019

OPERATING REVENUE	$607,284	$645,262	$596,815

OPERATING EXPENSES
Salaries, wages and benefits	250,035	269,482	240,139
Rent and purchased transportation	3,810	4,643	7,984
Fuel	99,597	86,094	101,871
Operations and maintenance	21,522	27,647	24,479
Operating taxes and licenses	13,595	14,962	14,459
Insurance and claims	20,826	22,229	17,003
Communications and utilities	4,447	5,281	4,953
Depreciation and amortization	104,083	109,937	100,212
Other operating expenses	21,400	26,398	22,781
Gain on disposal of property and equipment	(37,438)	(14,830)	(31,341)
	501,877	551,843	502,540

Operating income	105,407	93,419	94,275

Interest income	640	842	3,955

Interest expense	—	—	(1,052)

Income before income taxes	106,047	94,261	97,178

Federal and state income tax expense	26,770	23,455	24,211

Net income	$79,277	$70,806	$72,967
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$79,277	$70,806	$72,967

Net income per share
Basic	$1.00	$0.87	$0.89
Diluted	$1.00	$0.87	$0.89

Weighted average shares outstanding
Basic	79,573	81,388	81,980
Diluted	79,612	81,444	82,024

Dividends declared per share	$0.58	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2019	$907	$3,454	$760,262	$(148,651)	$615,972
Net income	—	—	72,967	—	72,967
Dividends on common stock, $0.08 per share	—	—	(6,563)	—	(6,563)
Issuance of common stock for acquisition	—	113	—	637	750
Stock-based compensation, net of tax	—	574	—	959	1,533
Balance, December 31, 2019	907	4,141	826,666	(147,055)	684,659
Net income	—	—	70,806	—	70,806
Dividends on common stock, $0.08 per share	—	—	(6,502)	—	(6,502)
Repurchases of common stock	—	—	—	(26,139)	(26,139)
Stock-based compensation, net of tax	—	189	—	1,321	1,510
Balance, December 31, 2020	907	4,330	890,970	(171,873)	724,334
Net income	—	—	79,277	—	79,277
Dividends on common stock, $0.58 per share	—	—	(45,872)	—	(45,872)
Repurchases of common stock	—	—	—	(31,540)	(31,540)
Stock-based compensation, net of tax	—	(189)	—	1,092	903
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2021	2020	2019
Net income	$79,277	$70,806	$72,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,232	110,381	100,932
Deferred income taxes	(5,869)	8,148	4,699
Stock-based compensation expense	1,150	2,092	2,065
Gain on disposal of property and equipment	(37,438)	(14,830)	(31,341)
Changes in certain working capital items (net of acquisition):
Trade receivables	2,765	1,176	6,676
Prepaid expenses and other current assets	3,657	(3,628)	509
Accounts payable, accrued liabilities, and accrued expenses	(18,476)	3,062	(10,758)
Accrued income taxes	(5,880)	1,643	623
Net cash provided by operating activities	123,418	178,850	146,372
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	130,184	93,160	92,942
Purchases of property and equipment, net of trades	(132,640)	(204,337)	(163,780)
Acquisition of business, net of cash acquired	—	—	(61,927)
Change in other assets	(191)	129	(26)
Net cash used in investing activities	(2,647)	(111,048)	(132,791)
FINANCING ACTIVITIES
Cash dividends paid	(45,872)	(6,502)	(6,563)
Shares withheld for employee taxes related to stock-based compensation	(247)	(582)	(532)
Repayments on acquired debt	—	—	(93,348)
Repurchases of common stock	(32,025)	(25,654)	—
Net cash used in financing activities	(78,144)	(32,738)	(100,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,627	35,064	(86,862)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	131,140	96,076	182,938
End of period	$173,767	$131,140	$96,076
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$929
Cash paid during the period for income taxes, net of refunds	$38,519	$13,664	$18,888
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$9,019	$2,172	$1,476
Sold revenue equipment in other current assets	$1,512	$3,383	$1,282
Treasury stock acquired in accounts payable	$—	$485	$—

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2021	2020	2019
Cash and cash equivalents	$157,742	$113,852	$76,684
Restricted cash included in other current assets	$928	$1,075	$1,594
Restricted cash included in other assets	$15,097	$16,213	$17,798
Total cash, cash equivalents and restricted cash	$173,767	$131,140	$96,076

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc., Midwest Holding Group, LLC and Millis Transfer, LLC. On August 26, 2019, Heartland Express, Inc. of Iowa acquired Midwest Holding Group, Inc. and Millis Real Estate Leasing, LLC (together, "Millis Transfer"), a truckload carrier headquartered in Black River Falls, Wisconsin. Effective December 31, 2019, Millis Transfer, Inc. and Midwest Holding Group, Inc. were converted to Millis Transfer, LLC and Midwest Holding Group, LLC, respectively. Further, effective December 31, 2019, Millis Real Estate Leasing, LLC, Rivera Real Estate, LLC, and Great River Leasing, LLC were merged into Millis Transfer, LLC. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from Washington to Florida and New England to California.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. The Company has deposits that potentially subject it to concentration of credit risk consisting of cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021, the Company had $37.5 million in excess of the FDIC insured limit, subsequently reduced to $12.4 million in February 2022. At December 31, 2021 and 2020, restricted and designated cash and investments totaled $16.0 million and $17.3 million, respectively. At December 31, 2021, $0.9 million was included in other current assets and $15.1 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2020, $1.1 million was included in other current assets and $16.2 million was included in other non-current assets in the consolidated balance sheets. The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $1.5 million at December 31, 2021 and 2020, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other non-current assets.  Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are generally on a net 30 day basis or less. We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts. We review the adequacy of our allowance for doubtful accounts on a monthly basis. We are aggressive in our collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts. We will use the necessary legal recourse to recover as much of the receivable as is practical under the law. Allowance for doubtful accounts was $1.1 million and $1.1 million at December 31, 2021 and 2020, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation expense of $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, has been included in communications and utilities in the consolidated statements of comprehensive income. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excluded tractors acquired through acquisition) at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2021, 2020, and 2019.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $2.2 million, $1.8 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2021, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s earnings and continued strong cash flow. Our reporting unit had fair value significantly in excess of its carrying value. Management determined that no impairment charge was required for the years ended December 31, 2021, 2020, and 2019.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate amortizable intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no intangible impairment charge was required for the years ended December 31, 2021, 2020, and 2019. See Note 5 for additional information regarding intangible assets.

Insurance Accruals

We are self-insured for auto liability, cargo loss and damage, bodily injury and property damage ("BI/PD"), and workers’ compensation. Insurance accruals reflect the estimated cost of claims, including estimated loss and loss adjustment expenses incurred but not reported, and not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Insurance accruals are not discounted. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment and quarterly monitoring reports of the internally developed accident and workers' compensation accruals. The cost of cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of workers’ compensation insurance and claims are included in salaries, wages, and benefits in the consolidated statements of comprehensive income. Insurance accruals are presented as either current or non-current in the consolidated balance sheets based on our expectation of when payment will occur.

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported. The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income. Health insurance accruals of $3.2 million and $4.5 million are included in other accruals in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.3 million and $1.1 million as of December 31, 2021 and 2020, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2021 and 2020.

Stock-Based Compensation

We have stock-based compensation plans that provide for the grants of restricted stock awards to our employees, directors and consultants. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $14.2 million related to all awards granted under the 2011 and 2021 Restricted Stock Award Plans has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2023.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2021, 2020, and 2019, we granted restricted shares of common stock to certain of our employees, and in 2021 certain Directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2021, 2020, and 2019 is as follows (in thousands, except per share data):

	2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$79,277	79,573	$1.00
Effect of restricted stock	—	39
Diluted EPS	$79,277	79,612	$1.00

	2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,806	81,388	$0.87
Effect of restricted stock	—	56
Diluted EPS	$70,806	81,444	$0.87

	2019
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,967	81,980	$0.89
Effect of restricted stock	—	44
Diluted EPS	$72,967	82,024	$0.89

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We have not recorded a valuation allowance against any deferred tax assets at December 31, 2021 and 2020. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. We have adopted this standard effective January 1, 2020 and the impact of adoption of the standard did not have a material impact on our financial statements.

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

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. Our five largest customers accounted for approximately 36%, 34%, and 36% of operating revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our five largest customers accounted for approximately 33% and 30% of gross accounts receivable as of December 31, 2021 and 2020, respectively.

There was one customer that accounted for 10.0% of operating revenues for the year ended December 31, 2021 and no customers exceeded 10%. This customer had accounts receivable of $6.1 million as of December 31, 2021. During the year ended December 31, 2020 there was no single customer that accounted for more than 10% of operating revenues. During the year ended December 31, 2019, there was one customer that accounted for more than 10% of operating revenues at 10.9%.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.3 million and $1.1 million as of December 31, 2021 and 2020, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2021 and 2020.

Total revenues recorded were $607.3 million, $645.3 million, and $596.8 million for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Fuel surcharge revenues were $76.1 million, $61.7 million, and $75.0 million for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $11.4 million, $14.3 million, and $13.5 million for the twelve months ended December 31, 2021, 2020, and 2019, respectively.

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

The following unaudited pro forma financial information for the year ended December 31, 2019, assumes that the acquisition of Millis occurred as of January 1, 2019. Pro forma adjustments reflected in the financial information below relate to accounting policy changes, such as changes in depreciation expense of revenue equipment, amortization of intangible assets, and accounting for certain operations and maintenance costs, along with other adjustments for terminal rent expense to align Millis results with those of the Company and income tax effects for the periods presented. The net effect of these pro forma adjustments increased net income by $3.0 million for the period ended December 31, 2019.

Year ended
December 31, 2019
(in thousands)
Operating revenue	$694,672
Net income	$75,951

The Millis pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. Millis represented 8.8% of operating revenue for the twelve months ended December 31, 2019. Millis acquisition related expenses of $0.5 million are included in the consolidated statement of comprehensive income within the other operating expenses line item for the twelve months ended December 31, 2019.

Note 5. Intangible Assets and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the twelve months ended December 31, 2021. Amortization expense of $2.4 million, $2.4 million and $2.7 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at December 31, 2021 and 2020:

	2021
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$5,842	$17,158
Tradename	0.5-10	12,900	9,220	3,680
Covenants not to compete	1-10	5,300	3,783	1,517
		$41,200	$18,845	$22,355

	2020
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$4,531	$18,469
Tradename	0.5-10	12,900	8,740	4,160
Covenants not to compete	1-10	5,300	3,183	2,117
		$41,200	$16,454	$24,746

Future amortization expense for intangible assets is estimated at $2.3 million for 2022, $2.2 million for 2023, $1.9 million for 2024, $1.9 million for 2025, and $1.9 million for 2026.

There were no changes in the carrying amount of goodwill during the twelve months ended December 31, 2021 and 2020.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants as of and for the years ended December 31, 2021 and December 31, 2020.

We had no long term debt outstanding at December 31, 2021 or 2020. Outstanding letters of credit associated with the revolving line of credit at December 31, 2021 were $8.5 million compared to $11.5 million at December 31, 2020. As of December 31, 2021, availability for future borrowing under the Credit Agreement was $16.5 million compared to $88.5 million at December 31, 2020.

Note 7.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention of $0.1 million under our Millis policy prior to April 1, 2020 and $1.0 million subsequent to April 1, 2020, or $2.0 million under our Heartland policy, for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. For both Heartland and Millis claims, liabilities in excess of these deductibles are covered by insurance up to $60.0 million including retention of 50% of exposure from $5.0 million to $10.0 million. We retain any liability in excess of $60.0 million. We act as a self-insurer for property damage to our tractors and trailers. Prior to April 1, 2020, Heartland and Millis claims in excess of insurance retention had different coverage features. For the Heartland policy, claims in excess of the deductible are covered up to $60.0 million. For the Millis policy, claims subsequent to August 26, 2019 and prior to April 1, 2020, we retain liability between $3.0 million and $10.0 million, while liabilities in excess of these amounts are covered by insurance up to $60.0 million. For both policies prior to April 1, 2020, we retain any liability in excess of $60.0 million.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million under our Heartland policy, which includes Millis, effective July 1, 2020. Millis had defined insurance retention of $0.5 million from August 26, 2019 through July 1, 2020. Liabilities in excess of insurance retention limits are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program. As of December 31, 2021 and 2020 total deposits in this account were $1.5 million. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling approximately $10.0 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration. There were no outstanding balances due on any letters of credit at December 31, 2021 or 2020.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2021 and 2020.

Note 8.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2021	2020
Deferred income tax assets:	(in thousands)
Allowance for doubtful accounts	$261	$258
Accrued expenses	5,452	6,353
Stock-based compensation	36	126
Insurance accruals	11,455	14,283
State net operating loss carryforward	46	—
Indirect tax benefits of unrecognized tax benefits	981	1,037
Other	227	221
Total gross deferred tax assets	18,458	22,278
Less valuation allowance	—	—
Net deferred tax assets	18,458	22,278
Deferred income tax liabilities:
Property and equipment	(87,004)	(98,355)
Goodwill and amortizable intangibles	(20,538)	(18,959)
Prepaid expenses	(887)	(804)
	(108,429)	(118,118)
Net deferred tax liability	$(89,971)	$(95,840)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2021 and 2020 as follows:

	2021	2020
	(in thousands)
Noncurrent assets, net	$—	$8,164
Long-term liabilities, net	(89,971)	(104,004)
	$(89,971)	$(95,840)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2021 and 2020.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2021	2020	2019
	(in thousands)
Current income taxes:
Federal	$25,571	$10,835	$14,122
State	7,068	4,472	5,698
	32,639	15,307	19,820
Deferred income taxes:
Federal	(4,392)	736	5,595
State	(1,477)	7,412	(1,204)
	(5,869)	8,148	4,391
Total	$26,770	$23,455	$24,211

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2021	2020	2019
	(in thousands)
Federal tax at statutory rate (21%)	$22,270	$19,795	$20,406
State taxes, net of federal benefit	4,452	5,678	3,561
Permanent differences to return	(227)	446	540
Return to provision adjustment	302	(2,615)	(392)
Uncertain income tax penalties and interest, net	(266)	(73)	289
Other	239	224	(193)
	$26,770	$23,455	$24,211

At December 31, 2021 and December 31, 2020, we had a total of $4.7 million and $4.9 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.7 million and $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2021 and December 31, 2020, respectively. Unrecognized tax benefits were a net decrease of $0.2 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively, due mainly to the expiration of certain statutes of limitation and reductions to prior year tax positions, net of current year additions with respective states. This had the effect of decreasing the effective state tax rate in 2021 and 2020. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.9 million at December 31, 2021 and December 31, 2020, respectively, and is included in income taxes payable in the consolidated balance sheets. Net interest and penalties included in income tax expense for the years ended December 31, 2021, 2020 and 2019 was a benefit of approximately zero, $0.1 million, and zero, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2021, 2020 and 2019 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
	(in thousands)
Balance at January 1,	$4,937	$5,010
Additions based on tax positions related to current year	446	767
Reductions for tax positions of prior years	(179)	(216)
Reductions due to lapse of applicable statute of limitations	(533)	(428)
Settlements	—	(196)
Balance at December 31,	$4,671	$4,937

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

Note 9. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2021, following the additional authorization of 3.0 million shares by our Board of Directors on August 20, 2021. There were 1.8 million shares repurchased in the open market during the year ended December 31, 2021, 1.5 million in 2020, and none in 2019. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2021, 2020 and 2019 our Board of Directors declared dividends totaling $45.9 million, $6.5 million, and $6.6 million for each year, respectively. The 2021 dividends included a $0.50 per share special dividend totaling $39.5 million and regular quarterly dividends totaling $6.4 million, while the 2020 and 2019 dividends were regular quarterly dividends. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “2011 Plan”) was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has 0.1 million shares that remain available for the purpose of making restricted stock grants at December 31, 2021. In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. 2,000 shares from the 2021 Plan were granted and vested during the year ended December 31, 2021.

There were no shares granted during the period 2011 to 2018 that remain unvested at December 31, 2021. Shares granted in 2019 through 2021 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $16.58 and $22.10. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages and benefits while awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $1.1 million, $2.1 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Unrecognized compensation expense was $0.1 million at December 31, 2021 which will be recognized over a weighted average period of 1.1 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2021, 2020 and 2019. The vesting dates for the awards vested in 2021 occurred relatively evenly throughout the year ended December 31, 2021. The fair value of awards vested during 2021, 2020 and 2019 was $1.5 million, $2.3 million and $1.8 million, respectively.

	2021
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	59.7	$20.29
Granted	32.1	17.92
Vested	(77.8)	19.42
Forfeited	—	—
Outstanding (unvested) at end of year	14.0	$19.70

	2020
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	52.1	$20.55
Granted	119.9	20.24
Vested	(111.8)	20.38
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of year	59.7	$20.29

	2019
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	26.5	$21.31
Granted	114.0	19.88
Vested	(87.9)	19.93
Forfeited	(0.5)	17.11
Outstanding (unvested) at end of year	52.1	$20.55
Note 11.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Following the acquisition of Millis Transfer on August 26, 2019 a retirement savings plan ("Millis Transfer Plan") was created. The Millis Transfer Plan has the aforementioned characteristics of the Heartland Plan, but is for Millis Transfer employees. Our contributions to the Retirement Savings Plans totaled approximately $2.2 million, $2.3 million, and $1.6 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 12.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment at December 31, 2021, was $25.8 million.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2021	$1,100	$—	$—	$—	$1,100
Year ended December 31, 2020	1,100	—	—	—	1,100
Year ended December 31, 2019	900	200	—	—	1,100

See accompanying Report of Independent Registered Public Accounting Firm.

S-1