Form 10-Q
period 2022-03-31
HEARTLAND EXPRESS INC
filed 2022-05-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2022 there were 78,933,450 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$187,085	$157,742
Trade receivables, net of $1.1 million allowance in 2022 and 2021, respectively	61,583	52,812
Prepaid tires	10,043	9,168
Other current assets	9,776	9,406
Income tax receivable	—	4,095
Total current assets	268,487	233,223
PROPERTY AND EQUIPMENT
Land and land improvements	90,787	90,218
Buildings	96,685	95,305
Furniture and fixtures	5,399	5,365
Shop and service equipment	17,104	15,727
Revenue equipment	491,924	500,311
Construction in progress	3,732	3,834
Property and equipment, gross	705,631	710,760
Less accumulated depreciation	233,652	222,845
Property and equipment, net	471,979	487,915
GOODWILL	168,295	168,295
OTHER INTANGIBLES, NET	21,758	22,355
OTHER ASSETS	16,594	16,754
	$947,113	$928,542
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,278	$20,538
Compensation and benefits	24,171	21,411
Insurance accruals	15,248	15,677
Other accruals	14,394	13,968
Income tax payable	3,452	—
Total current liabilities	77,543	71,594
LONG-TERM LIABILITIES
Income taxes payable	5,313	5,491
Deferred income taxes, net	88,227	89,971
Insurance accruals less current portion	33,502	34,384
Total long-term liabilities	127,042	129,846
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2022 and 2021; outstanding 78,932 and 78,923 in 2022 and 2021, respectively	907	907
Additional paid-in capital	4,205	4,141
Retained earnings	939,571	924,375
Treasury stock, at cost; 11,757 and 11,766 in 2022 and 2021, respectively	(202,155)	(202,321)
	742,528	727,102
	$947,113	$928,542
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2022	2021

OPERATING REVENUE	$151,275	$152,402

OPERATING EXPENSES
Salaries, wages, and benefits	58,638	64,782
Rent and purchased transportation	748	964
Fuel	29,711	24,157
Operations and maintenance	5,079	5,688
Operating taxes and licenses	3,209	3,621
Insurance and claims	5,566	5,439
Communications and utilities	1,078	1,226
Depreciation and amortization	23,311	26,926
Other operating expenses	5,798	5,552
Gain on disposal of property and equipment	(4,258)	(4,232)
	128,880	134,123

Operating income	22,395	18,279

Interest income	146	138

Income before income taxes	22,541	18,417

Federal and state income taxes	5,766	4,683

Net income	$16,775	$13,734
Other comprehensive income, net of tax	—	—
Comprehensive income	$16,775	$13,734

Net income per share
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

Weighted average shares outstanding
Basic	78,929	80,152
Diluted	78,953	80,206

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102
Net income	—	—	16,775	—	16,775
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	64	—	166	230
Balance, March 31, 2022	$907	$4,205	$939,571	$(202,155)	$742,528

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	$907	$4,476	$903,105	$(186,071)	$722,417

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$16,775	$13,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,311	26,983
Deferred income taxes	(1,744)	(3,390)
Stock-based compensation expense	271	581
Gain on disposal of property and equipment	(4,258)	(4,232)
Changes in certain working capital items:
Trade receivables	(8,771)	(4,991)
Prepaid expenses and other current assets	1,083	4,053
Accounts payable, accrued liabilities, and accrued expenses	3,557	(2,554)
Accrued income taxes	7,369	5,248
Net cash provided by operating activities	37,593	35,432
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	13,648	25,152
Purchases of property and equipment	(22,029)	(9,750)
Change in other assets	—	78
Net cash provided by (used in) investing activities	(8,381)	15,480
FINANCING ACTIVITIES
Payment of cash dividends	—	(1,599)
Shares withheld for employee taxes related to stock-based compensation	(41)	(96)
Repurchases of common stock	—	(15,022)
Net cash used in financing activities	(41)	(16,717)
Net increase in cash, cash equivalents and restricted cash	29,171	34,195
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	173,767	131,140
End of period	$202,938	$165,335
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$142	$2,825
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$2,058	$6,726
Sold revenue equipment and property in other current assets	$1,213	$212
Common stock dividends declared in accounts payable	$1,579	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$187,085	$148,212
Restricted cash included in other current assets	916	1,033
Restricted cash included in other assets	14,937	16,090
Total cash, cash equivalents and restricted cash	$202,938	$165,335
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three months ended March 31, 2022.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2022.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.3 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2022 and December 31, 2021, respectively.

Total revenues recorded were $151.3 million and $152.4 million for the three months ended March 31, 2022 and 2021, respectively. Fuel surcharge revenues were $24.0 million and $16.8 million for the three months ended March 31, 2022 and 2021, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $3.2 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2022, restricted and designated cash and investments totaled $15.8 million, of which $0.9 million was included in other current assets and $14.9 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $16.0 million at December 31, 2021, of which $0.9 million was included in other current assets and $15.1 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors (excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At March 31, 2022, there was $1.2 million amounts receivable related to equipment sales recorded in other current assets compared to $1.5 million at December 31, 2021.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2022. Amortization expense of $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Intangible assets subject to amortization consisted of the following at March 31, 2022:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$6,169	$16,831
Tradename	0.5-6	12,900	9,340	3,560
Covenants not to compete	1-10	5,300	3,933	1,367
		$41,200	$19,442	$21,758

The carrying amount of goodwill was $168.3 million at March 31, 2022 and December 31, 2021, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2022 and March 31, 2021, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "2011 Plan"). We had no outstanding restricted shares of common stock under the Company's 2021 Restricted Stock Award Plan (the "2021 Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands, except per share data):

	Three months ended March 31, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$16,775	78,929	$0.21
Effect of restricted stock	—	24
Diluted EPS	$16,775	78,953	$0.21

	Three months ended March 31, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$13,734	80,152	$0.17
Effect of restricted stock	—	54
Diluted EPS	$13,734	80,206	$0.17

Note 9. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of March 31, 2022. There were no shares repurchased in the open market during the three months ended March 31, 2022 and there were 0.8 million shares repurchased in the open market for $14.5 million during the three months ended March 31, 2021. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2022 and 2021, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. All shares granted and vested during the three months ended March 31, 2022, as well as shares that remain unvested at March 31, 2022, were issued from the 2011 plan.

There were no shares that were issued during the period 2011 to 2018 that remain unvested at March 31, 2022. Shares granted in 2019 through 2022 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.3 million and $0.6 million respectively, for the three months ended March 31, 2022 and March 31, 2021. Unrecognized compensation expense was $0.2 million at March 31, 2022 which will be recognized over a weighted average period of 1.0 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	14.0	$19.70
Granted	25.0	15.17
Vested	(12.0)	15.51
Forfeited	—	—
Outstanding (unvested) at end of period	27.0	$17.37

	Three Months Ended March 31, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	19.3	18.69
Vested	(25.3)	19.78
Forfeited	—	—
Outstanding (unvested) at end of period	53.7	$19.95

Note 11.  Long-Term Debt

In November 2013, Heartland Express, Inc. of Iowa, (the "Borrower"), a wholly owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, National Association, (the “Bank”). On August 31, 2021, the Borrower and the Bank entered into the Second Amendment to this Credit Agreement. The Second Amendment (i) provides for a $25.0 million Revolver, which may be used for working capital, equipment financing, permitted acquisitions, and general corporate purposes, (ii) provides an uncommitted accordion feature, which allows the Company a one-time request, at the discretion of the Bank, to increase the Revolver by up to an additional $100.0 million, (iii) decreases the letter of credit subfeature of the Credit Agreement from $30.0 million to $20.0 million, and (iv) extends the maturity of the Credit Agreement to August 31, 2023, subject to the Borrower’s ability to terminate the commitment at any time at no additional cost to the Borrower.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2022 and during the three months then ended.

We had no outstanding debt at March 31, 2022 and December 31, 2021, respectively. Outstanding letters of credit associated with the revolving line of credit at March 31, 2022 were $8.5 million. As of March 31, 2022, the line of credit available for future borrowing was $16.5 million.

Note 12.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2022 and December 31, 2021. Our effective tax rate was 25.6% and 25.4% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the current tax liability year over year as a result of changes in expected state tax liabilities.

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

At March 31, 2022 and December 31, 2021, we had a total of $4.5 million and $4.7 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.6 million and $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2022 and December 31, 2021. The net change in unrecognized tax benefits was a decrease of $0.2 million and $0.2 million during the three months ended March 31, 2022 and March 31, 2021, respectively. The net decrease in unrecognized tax benefits was due to lapse of applicable statutes of limitations with corresponding reductions to uncertain tax liabilities occurring in the three months ended March 31, 2022 and March 31, 2021. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our subsidiaries. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended March 31, 2022 and March 31, 2021 was a net expense of approximately zero and zero, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2022
(in thousands)
Balance at January 1, 2022	$4,671
Additions based on tax positions related to current year	84
Reductions for tax positions of prior years	(22)
Reductions due to lapse of applicable statute of limitations	(224)
Balance at March 31, 2022	$4,509

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2022 was $22.3 million. These commitments extend through the remainder of 2022 and into 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, our future repurchases of our shares, the anticipated impact of the COVID-19 pandemic, reducing unnecessary or unproductive costs, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Company's 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from across the U.S. Approximately 99.9% of our operating revenue is derived from shipments within the United States with the remainder being Canada. We do not have any operations in Mexico. We focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer limited temperature-controlled truckload services, which are not significant to our operations, serving select dedicated customers. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid. We operate our consolidated operations under the brand names of Heartland Express and Millis Transfer. We manage our business based on overall corporate operating goals and objectives that are the same for both brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We operate in a cyclical industry. Throughout 2021, freight demand was strong and we were able to capitalize on rising freight rates and better utilization across our operating fleet. In 2022, freight demand has continued to be strong even though demand reached lower levels sequentially during the first quarter. While the current levels are down compared against the unprecedented levels experienced during the second half of 2021, we continued to have significantly more opportunities to haul freight than we were able to cover with our existing fleet and available drivers. Subsequent to the end of the first quarter of 2022, we have seen freight demand at levels lower than we experienced in the first quarter. Effects of COVID-19 have caused continued supply chain issues as well as product output volatility around the world. In addition, armed conflicts in foreign countries that began in the first quarter have added additional disruption in oil and diesel markets throughout the world, including the United States. Diesel markets were severely impacted as a result in the later part of the first quarter of 2022 and we have continued to see volatility so far in April and May 2022. We expect volatile freight demand as well as volatile diesel markets for the foreseeable future.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given a shortage of qualified drivers in the industry. We continue to evaluate and explore different driving options and offerings for our existing and potential new drivers.

In addition to past organic growth through the development of our regional operating areas, we have completed eight acquisitions since 1986 with the most recent and our third acquisition within the last nine years, Millis Transfer, occurring on August 26, 2019. These eight acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers will continue to be challenging going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, Millis Transfer's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather and equipment breakdowns. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

In response to the driver shortage in our industry, the Company continues to evaluate and pursue the expansion of driver training schools. Millis Transfer has operated a driver training school program, Millis Training Institute, since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. This driver training program currently provides a source of qualified professional drivers for Millis Transfer and Heartland Express as we expanded the training program in 2021. The driver training program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.

As one of our highest expense categories, managing fuel cost continues to be one of management's top priorities. Average prices for diesel fuel steadily increased since during 2021 and into 2022. During March 2022 Department of Energy ("DOE") average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost has remained above this elevated threshold into May with the most recently published DOE diesel fuel price up to $5.51 per gallon. Average DOE diesel fuel prices per gallon for the three months ended March 31, 2022 and 2021 were $4.24 and $2.91 (a 45.7% increase), respectively. We cannot predict what fuel prices will be for the remainder of 2022, but fuel expense has become the second highest expense behind salaries, wages, and benefits. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2022, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 3.7 years compared to at March 31, 2021 the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.8 years.

We ended the first three months of 2022 with operating revenues of $151.3 million, including fuel surcharges, net income of $16.8 million, and basic net income per share of $0.21 on basic weighted average outstanding shares of 78.9 million compared to operating revenues of $152.4, including fuel surcharges, net income of $13.7 million, and basic net income per share of $0.17 on basic weighted average shares of 80.2 million in the first three months of 2021. We posted an 85.2% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2022 compared to 88.0% for the same period of 2021. We posted an 82.4% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the three months ended March 31, 2022 compared to 86.5% for the same period of 2021. We had total assets of $947.1 million at March 31, 2022. We achieved a return on assets of 8.7% and a return on equity of 11.3% over the immediate past four quarters ended March 31, 2022, compared to 7.5% and 9.9%, respectively, for the immediate past four quarters ended March 31, 2021.

Our cash flow from operating activities for the three months ended March 31, 2022 of $37.6 million was 24.9% of operating revenues, compared to $35.4 million and 23.2% in the same period of 2021. During 2022, we had net cash used by investing activities of $8.4 million for property and equipment. Our cash, cash equivalents and restricted cash increased $29.2 million during the three months ended March 31, 2022. We ended the first quarter of 2022 with cash, cash equivalents and restricted cash of $202.9 million. Cash and cash equivalents, excluding restricted cash was $187.1 million at March 31, 2022.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue and adjusted operating ratio reconciliation (a)

	Three months ended March 31,
	2022	2021
	(Unaudited, in thousands)

Operating revenue	$151,275	$152,402
Less: Fuel surcharge revenue	23,969	16,785
Operating revenue, excluding fuel surcharge revenue	127,306	135,617

Operating expenses	128,880	134,123
Less: Fuel surcharge revenue	23,969	16,785
Adjusted operating expenses	104,911	117,338

Operating income	$22,395	$18,279
Operating ratio	85.2%	88.0%
Adjusted operating ratio	82.4%	86.5%

(a) Operating revenue excluding fuel surcharge revenue, as reported in this Form 10-Q is based upon operating revenue minus fuel surcharge revenue. Adjusted operating ratio as reported in this Form 10-Q is based upon operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Operating revenue excluding fuel surcharge revenue and adjusted operating ratio are not substitutes for operating revenue or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	38.8%	42.5%
Rent and purchased transportation	0.5%	0.6%
Fuel	19.6%	15.9%
Operations and maintenance	3.4%	3.7%
Operating taxes and licenses	2.1%	2.4%
Insurance and claims	3.7%	3.6%
Communications and utilities	0.7%	0.8%
Depreciation and amortization	15.4%	17.7%
Other operating expenses	3.8%	3.6%
Gain on disposal of property and equipment	(2.8)%	(2.8)%
	85.2%	88.0%
Operating income	14.8%	12.0%
Interest income	0.1%	0.1%
Income before income taxes	14.9%	12.1%
Income taxes	3.8%	3.1%
Net income	11.1%	9.0%

Three Months Ended March 31, 2022 Compared With the Three Months Ended March 31, 2021

Our quarterly operating ratio was 85.2% and 82.4% non-GAAP adjusted operating ratio as compared to the prior year 88.0% and 86.5%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $16.8 million for the three months ended March 31, 2022 and $13.7 million during the same period ended March 31, 2021, an increase of 22.1%. The improvement in operating ratio is primarily due to an increase in the average revenue rate per loaded mile along with increased utilization, partially offset by an increase in fuel expense as a percentage of revenue, during the three months ended March 31, 2022 compared to the same period in 2021. The increase in fuel expense was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer focused on improving the consolidated operating ratio.

Operating revenue decreased $1.1 million (0.7%), to $151.3 million for the three months ended March 31, 2022 from $152.4 million for the three months ended March 31, 2021. The decrease in revenue was the net result of a decrease in total miles, partially offset by an increase in freight rates causing a net decrease in trucking and other revenues of $8.3 million (6.1%). Offsetting this decrease was an increase to fuel surcharge revenue of $7.2 million (42.8%) from $16.8 million in 2021 to $24.0 million in 2022. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The decrease in total miles was a result of the decreased number of drivers providing capacity. The driver shortage experienced in 2021 has continued into 2022, and we expect it will continue to impact recruiting and retention efforts for the remainder of 2022. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our

CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average DOE diesel fuel prices (45.7%) during the three months ended March 31, 2022 compared to March 31, 2021, as reported by the DOE.

Salaries, wages, and benefits decreased $6.2 million (9.5%), to $58.6 million for the three months ended March 31, 2022 from $64.8 million in the 2021 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers and miles, partially offset by increased driver wages. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel increased $5.5 million (23.0%), to $29.7 million for the three months ended March 31, 2022 from $24.2 million for the same period of 2021. The increase was primarily due to higher average diesel price per gallon (45.7%) as reported by the DOE. Throughout the quarter ended March 31, 2022, we were in a rising fuel price environment over and above the rising fuel price environment experienced during 2021. Throughout the first quarter of 2022, the average DOE price increased 43.4% and during the same period of 2021 increased 20.0%. Subsequent to the end of the first quarter 2022 the DOE price of fuel increased an additional 6.2% through May 2, 2022.

Depreciation and amortization decreased $3.6 million (13.4%), to $23.3 million during the three months ended March 31, 2022 from $26.9 million in the same period of 2021 as a result of ongoing fleet replacement strategies and reduction in depreciated units.

Operations and maintenance expense decreased $0.6 million (10.7%), to $5.1 million during the three months ended March 31, 2022 from $5.7 million in the same period of 2021. The net decrease is mainly attributable to a reduction in miles driven and reduced costs associated with a decline in used equipment sales volume. The decrease was partially offset by higher costs of parts and materials as a result of production shortages. Due to increased costs and availability of new revenue equipment, which we expect to continue throughout 2022, our revenue equipment trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At March 31, 2022, the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 3.7 years compared to March 31, 2021 the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.8 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Operating taxes and licenses expense decreased $0.4 million (11.4%), to $3.2 million during the three months ended March 31, 2022 from $3.6 million in 2021. The decrease was primarily due to decreased license and permitting costs attributable to a reduction of the fleet.

Insurance and claims expense was $5.6 million during the three months ended March 31, 2022 compared to $5.4 million in 2021. In recent years we have modified our coverage and risk retention levels to better match the benefit of insurance coverage received to the insurance premiums charged. We recently completed our 2022 insurance renewal, which we expect to reduce the insurance costs for the remainder of 2022 compared to 2021.

Our effective tax rate was 25.6% and 25.4% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the current tax liability year over year as a result of changes in expected state tax liabilities.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary source of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. At March 31, 2022, we had $187.1 million in cash and cash equivalents, no outstanding debt, and $16.5 million available borrowing capacity on the Credit Agreement.

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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Interest on outstanding indebtedness under the Second Amendment is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. A non-usage fee is payable on the unused portion of the Revolver based on the Company’s consolidated funded debt to adjusted EBITDA ratio

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at March 31, 2022 and during the three months then ended.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2022 was $22.3 million. These commitments extend through the remainder of 2022 and into 2023.

Cash flow provided by operating activities during the three months ended March 31, 2022 was $37.6 million as compared to $35.4 million during the same period of 2021. This increase was primarily due to a $3.0 million increase from higher net income partially offset by less cash provided by non-working capital items. Cash flows provided by operating activities was 24.9% of operating revenues for the three months ended March 31, 2022 compared with 23.2% for the same period of 2021.

Cash used in investing activities was $8.4 million during the three months ended March 31, 2022 compared to cash provided by investing activities of $15.5 million during the comparative 2021 period, or a net decrease in cash of $23.9 million. The net decrease in cash provided was the combined result of less property and equipment sale proceeds received and more cash used for purchases of property and equipment. The Company currently anticipates a total of approximately $10 to $15 million of net capital expenditures for revenue equipment in 2022, resulting from lower purchase volumes in response to the current market challenges of pricing and availability. We expect more significant capital activity in relation to our terminal locations during 2022. Our CODM makes all revenue equipment and terminal property purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash used in financing activities decreased $16.7 million during the three months ended March 31, 2022 compared to the same period of 2021 due mainly to $15.0 million less cash used for repurchases of common stock during the three months ended March 31, 2022 as we repurchased no shares compared to 0.8 million shares repurchased during the same period of 2021. The remaining difference relates to timing of dividend payments during the first quarter of 2022 as compared to the same period of 2021.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase under the program as of March 31, 2022 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended March 31, 2022 and 0.8 million shares repurchased in the same period of 2021 for $14.5 million. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $0.1 million and $2.8 million for income taxes, net of refunds, in the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in net tax payments is the result of additional tax due with the federal filing during the first quarter of 2021 that did not occur in the first quarter of 2022.

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

Interest Rate Risk

We had no debt outstanding at March 31, 2022. Interest rates associated with borrowings under the Credit Agreement is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. Increases in interest rates would not currently impact our interest expense as we do not have any outstanding borrowings but could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2021, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2021 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $7.0 million in 2022. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2022, a 10% increase in the price of tires would increase our tire purchase expense by $1.1 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2021, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

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

HEARTLAND EXPRESS, INC.

Date:	May 6, 2022	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)