Form 10-Q
period 2022-06-30
HEARTLAND EXPRESS INC
filed 2022-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2022 there were 78,936,981 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$171,879	$157,742
Trade receivables, net of $1.3 and $1.1 million allowance in 2022 and 2021, respectively	95,712	52,812
Prepaid tires	8,570	9,168
Other current assets	19,955	9,406
Income tax receivable	—	4,095
Total current assets	296,116	233,223
PROPERTY AND EQUIPMENT
Land and land improvements	71,458	90,218
Buildings	98,877	95,305
Furniture and fixtures	5,187	5,365
Shop and service equipment	16,737	15,727
Revenue equipment	548,541	500,311
Construction in progress	8,951	3,834
Property and equipment, gross	749,751	710,760
Less accumulated depreciation	238,944	222,845
Property and equipment, net	510,807	487,915
GOODWILL	208,800	168,295
OTHER INTANGIBLES, NET	49,230	22,355
OTHER ASSETS	19,454	16,754
OPERATING LEASE RIGHT OF USE ASSETS	28,796	—
	$1,113,203	$928,542
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,804	$20,538
Compensation and benefits	27,778	21,411
Insurance accruals	15,859	15,677
Long-term debt - current portion	2,304	—
Operating lease liabilities - current portion	14,318	—
Finance lease liabilities - current portion	7,544	—
Other accruals	16,410	13,968
Income tax payable	13,335	—
Total current liabilities	126,352	71,594
LONG-TERM LIABILITIES
Income taxes payable	6,461	5,491
Long-term debt less current portion	8,623	—
Operating lease liabilities less current portion	14,478	—
Finance lease liabilities less current portion	27,199	—
Deferred income taxes, net	77,262	89,971
Insurance accruals less current portion	34,926	34,384
Total long-term liabilities	168,949	129,846
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2022 and 2021; outstanding 78,936 and 78,923 in 2022 and 2021, respectively	907	907
Additional paid-in capital	4,191	4,141
Retained earnings	1,014,898	924,375
Treasury stock, at cost; 11,753 and 11,766 in 2022 and 2021, respectively	(202,094)	(202,321)
	817,902	727,102
	$1,113,203	$928,542
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

OPERATING REVENUE	$187,821	$154,128	$339,097	$306,530

OPERATING EXPENSES
Salaries, wages, and benefits	65,869	62,931	124,506	127,713
Rent and purchased transportation	3,127	1,009	3,874	1,973
Fuel	42,046	24,804	71,758	48,961
Operations and maintenance	6,066	5,670	11,146	11,358
Operating taxes and licenses	3,352	3,413	6,562	7,034
Insurance and claims	6,339	4,678	11,905	10,117
Communications and utilities	1,126	967	2,204	2,193
Depreciation and amortization	24,309	25,956	47,620	52,882
Other operating expenses	12,244	5,204	18,042	10,756
Gain on disposal of property and equipment	(81,712)	(7,855)	(85,970)	(12,088)
	82,766	126,777	211,647	260,899

Operating income	105,055	27,351	127,450	45,631

Interest income	260	175	406	312
Interest expense	(174)	—	(174)	—

Income before income taxes	105,141	27,526	127,682	45,943

Federal and state income taxes	28,235	6,784	34,001	11,466

Net income	$76,906	$20,742	$93,681	$34,477
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$76,906	$20,742	$93,681	$34,477

Net income per share
Basic	$0.97	$0.26	$1.19	$0.43
Diluted	$0.97	$0.26	$1.19	$0.43

Weighted average shares outstanding
Basic	78,934	79,906	78,931	80,028
Diluted	78,959	79,957	78,956	80,081

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102
Net income	—	—	16,775	—	16,775
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	64	—	166	230
Balance, March 31, 2022	907	4,205	939,571	(202,155)	742,528
Net income	—	—	76,906	—	76,906
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	(14)	—	61	47
Balance, June 30, 2022	$907	$4,191	$1,014,898	$(202,094)	$817,902

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	907	4,476	903,105	(186,071)	722,417
Net income	—	—	20,742	—	20,742
Dividends on common stock, $0.02 per share	—	—	(1,598)	—	(1,598)
Stock-based compensation, net of tax	—	55	—	150	205
Balance, June 30, 2021	$907	$4,531	$922,249	$(185,921)	$741,766

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$93,681	$34,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,620	52,977
Deferred income taxes	(12,709)	(5,369)
Stock-based compensation expense	343	800
Gain on disposal of property and equipment	(85,970)	(12,088)
Changes in certain working capital items:
Trade receivables	(10,600)	(3,713)
Prepaid expenses and other current assets	(778)	2,073
Accounts payable, accrued liabilities, and accrued expenses	8,521	(5,502)
Accrued income taxes	18,400	(880)
Net cash provided by operating activities	58,508	62,775
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	129,820	56,030
Purchases of property and equipment	(50,563)	(47,585)
Acquisition of business, net of cash acquired	(122,049)	—
Change in other assets	(9)	(174)
Net cash provided by (used in) investing activities	(42,801)	8,271
FINANCING ACTIVITIES
Payment of cash dividends	(1,579)	(3,198)
Shares withheld for employee taxes related to stock-based compensation	(66)	(110)
Repayments on finance leases and debt	(1,113)	—
Repurchases of common stock	—	(15,022)
Net cash used in financing activities	(2,758)	(18,330)
Net increase in cash, cash equivalents and restricted cash	12,949	52,716
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	173,767	131,140
End of period	$186,716	$183,856
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$159	$—
Cash paid during the period for income taxes, net of refunds	$28,310	$17,715
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$1,033	$6,415
Sold revenue equipment and property in other current assets	$3,084	$1,516
Common stock dividends declared in accounts payable	$1,579	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,653	$—
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	$24,143	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$171,879	$167,241
Restricted cash included in other current assets	897	1,007
Restricted cash included in other assets	13,940	15,608
Total cash, cash equivalents and restricted cash	$186,716	$183,856
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, Inc., Smith Trucking, Inc., and Franklin Logistics, Inc. ("Smith Transport"). On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and six months ended June 30, 2022.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2022.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is 400-500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.7 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2022 and December 31, 2021, respectively.

Total revenues recorded were $187.8 million and $154.1 million for the three months ended June 30, 2022 and 2021, respectively. Fuel surcharge revenues were $36.4 million and $19.1 million for the three months ended June 30, 2022 and 2021, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $4.3 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively.

Total revenues recorded were $339.1 million and $306.5 million for the six months ended June 30, 2022 and 2021, respectively. Fuel surcharge revenues were $60.3 million and $35.9 million for the six months ended June 30, 2022 and 2021, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $7.5 million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2022, restricted and designated cash and investments totaled $14.8 million, of which $0.9 million was included in other current assets and $13.9 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $16.0 million at December 31, 2021, of which $0.9 million was included in other current assets and $15.1 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Acquisition of Smith Transport

On May 31, 2022, Heartland Express, Inc. of Iowa (the “Buyer”) and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement with Smith Transport. Smith Transport is a truckload carrier headquartered in Roaring Spring, Pennsylvania, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services.

Pursuant to the Stock Purchase Agreement, the Buyer acquired all of Smith Transport’s outstanding equity (the “Transaction”) under an Internal Revenue Code Section 338(h)(10) election. The Buyer's purchase price of $169.4 million includes total cash consideration and assumed indebtedness of Smith Transport subject to purchase accounting adjustments including final valuation of intangibles.

Gross cash paid in transaction was $140.6 million. Net cash paid was $122.0 million after consideration of $18.6 million of Smith Transport cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash. The transaction included the assumption of $46.8 million of Smith Transport's indebtedness, including finance leases, of which $45.7 million was outstanding at June 30, 2022. The Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 20.3% of consolidated total assets as of June 30, 2022, and represented 10.4% and 5.8% of operating revenue for the three and six months ended June 30, 2022, respectively. Acquisition related expenses of $0.7 million and $1.0 million are included in the consolidated statement of comprehensive income for the three and six months ended June 30, 2022, respectively.

The allocation of the purchase price is detailed in the table below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with Smith Transport, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes.

The assets and liabilities associated with Smith Transport were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$32,300
Other current assets	6,238
Property and equipment	68,196
Operating lease right of use assets	27,133
Other non-current assets	3,848
Intangible assets	28,070
Goodwill	40,505
Total assets	206,290
Accounts payable and accrued expenses	(8,379)
Insurance accruals	(1,946)
Long-term debt	(11,424)
Finance lease liabilities	(35,359)
Operating lease liabilities	(27,133)
Net cash paid	$122,049

Note 7. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors (excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At June 30, 2022, there was $3.1 million amounts receivable related to equipment sales recorded in other current assets compared to $1.5 million at December 31, 2021.

Note 8. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. As a result of the acquisition of Smith Transport on May 31, 2022, there was a $28.1 million increase in the gross intangible assets made up of $20.1 million finite lived intangible assets and $8.0 million of indefinite lived intangible assets during the three and six months ended June 30, 2022. The increase in gross indefinite lived intangible assets is associated with the Smith Transport trade name, while the intangible assets for customer relationships and covenants not to compete have finite lives. Amortization expense of $0.6 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $1.2 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at June 30, 2022:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$42,582	$6,497	$36,085
Trade name	0.5-6	12,900	9,460	3,440
Covenants not to compete	1-10	5,832	4,083	1,749
		$61,314	$20,040	$41,274

Change in carrying amount of goodwill:

Goodwill	(in thousands)
Balance at December 31, 2021	168,295
Acquisition	40,505
Balance at June 30, 2022	$208,800

Note 9. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2022 and June 30, 2021, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "2011 Plan"). We had no outstanding restricted shares of common stock under the Company's 2021 Restricted Stock Award Plan (the "2021 Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2022 and June 30, 2021 is as follows (in thousands, except per share data):

	Three months ended June 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$76,906	78,934	$0.97
Effect of restricted stock	—	25
Diluted EPS	$76,906	78,959	$0.97

	Three months ended June 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$20,742	79,906	$0.26
Effect of restricted stock	—	51
Diluted EPS	$20,742	79,957	$0.26

	Six months ended June 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$93,681	78,931	$1.19
Effect of restricted stock	—	25
Diluted EPS	$93,681	78,956	$1.19

	Six months ended June 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$34,477	80,028	$0.43
Effect of restricted stock	—	53
Diluted EPS	$34,477	80,081	$0.43
Note 10. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of June 30, 2022. During the three months ended June 30, 2022 and 2021, there were no shares repurchased on the open market. There were no shares repurchased in the open market during the six months ended June 30, 2022 and there were 0.8 million shares repurchased in the open market for $14.5 million during the six months ended June 30, 2021. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2022 and 2021, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. During the six months ended June 30, 2022 and 2021, our Board of Directors declared dividends totaling $3.2 million and $3.2 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial condition, our results of operations, our cash requirements, tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. All shares granted and vested during the three and six months ended June 30, 2022, as well as shares that remain unvested at June 30, 2022, were issued from the 2011 plan.

There were no shares that were issued during the period 2011 to 2018 that remain unvested at June 30, 2022. Shares granted in 2019 through 2022 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.1 million and $0.3 million respectively, for the three and six months ended June 30, 2022. Compensation expense associated with restricted stock awards was $0.2 million and $0.8 million respectively, for the three and six months ended June 30, 2021. Unrecognized compensation expense was $0.2 million at June 30, 2022 which will be recognized over a weighted average period of 0.8 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	27.0	$17.37
Granted	3.0	14.79
Vested	(5.0)	16.60
Forfeited	—	—
Outstanding (unvested) at end of period	25.0	$17.21

	Three Months Ended June 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	53.7	$19.95
Granted	—	—
Vested	(9.5)	20.52
Forfeited	—	—
Outstanding (unvested) at end of period	44.2	$19.83

	Six Months Ended June 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	14.0	$19.70
Granted	28.0	15.13
Vested	(17.0)	15.83
Forfeited	—	—
Outstanding (unvested) at end of period	25.0	$17.21

	Six Months Ended June 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	19.3	18.69
Vested	(34.8)	19.98
Forfeited	—	—
Outstanding (unvested) at end of period	44.2	$19.83

Note 12.  Long-Term Debt

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $45.7 million was outstanding at June 30, 2022. The $10.9 million debt is made up of installment notes with a weighted average interest rate of 4.5% at June 30, 2022, due in monthly installments with final maturities at various dates ranging from July 2022 to January 2029, secured by related revenue equipment. The $34.7 million finance lease obligations include leases with a weighted average interest rate of 4.0% at June 30, 2022, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.7 years.

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

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2022 and during the three and six months then ended.

We had no outstanding debt on the Credit Agreement at June 30, 2022 and December 31, 2021, respectively. Outstanding letters of credit associated with the revolving line of credit at June 30, 2022 were $10.1 million. As of June 30, 2022, the line of credit available for future borrowing was $14.9 million.

Smith Transport has an asset-based credit facility with Citizens Bank of Pennsylvania ("Citizens") that was entered into in June 2020, prior to our acquisition of Smith Transport. The Citizens facility has maximum borrowings of $25.0 million. The available borrowings are subject to a borrowing base calculation, which includes accounts receivable, inventory, and certain identified equipment. There were no outstanding borrowings at June 30, 2022 and the borrowing availability of this facility was frozen for 90 days as a result of the acquisition on May 31, 2022. The Citizens facility contains certain financial covenants, which become triggered upon the borrowing of a predetermined percentage of the borrowing base as calculated based on the trailing four quarters' activity. Smith Transport was in compliance with these covenants at June 30, 2022.

Note 13.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. The right-of-use asset associated with the leased terminal facility is $4.7 million as of June 30, 2022.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $24.1 million as of June 30, 2022. The operating leases have a weighted average interest rate of 3.8% at June 30, 2022, due in monthly installments with final maturities at various dates ranging from July 2022 to March 2026 with the weighted average remaining lease term of 2.4 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 12. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of June 30, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2022 (remaining)	$8,224	$4,392
2023	12,503	13,317
2024	6,193	8,329
2025	3,003	7,511
2026	151	3,901
Thereafter	—	—
Total minimum lease payments	$30,074	$37,450
Less: future payment amount for interest	1,278	2,707
Present value of minimum lease payments	$28,796	$34,743
Less: current portion	14,318	7,544
Lease obligations, long-term	$14,478	$27,199

Note 14.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2022 and December 31, 2021. Our effective tax rate was 26.9% and 24.6% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring during the three months ended June 30, 2022. Our effective tax rate was 26.6% and 25.0% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring during the six months ended June 30, 2022.

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

At June 30, 2022 and December 31, 2021, we had a total of $5.8 million and $4.7 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.6 million and $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2022 and December 31, 2021. The net change in unrecognized tax benefits was an increase of $1.3 million and a decrease of $0.1 million during the three months ended June 30, 2022 and June 30, 2021, respectively. The net change in unrecognized tax benefits was an increase of $1.1 million and a decrease of $0.4 million during the six months ended June 30, 2022 and June 30, 2021, respectively. The net increase in unrecognized tax benefits for the three and six month periods ended June 30, 2022 is due to specific non-recurring transactions in 2022, that did not occur in 2021. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our subsidiaries. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended June 30, 2022 and June 30, 2021 was a net benefit of approximately $0.1 million and $0.1 million, respectively. Net interest and penalties included in income tax expense for the six month period ended June 30, 2022 and June 30, 2021 was a net benefit of approximately $0.2 million and $0.1 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2022
(in thousands)
Balance at December 31, 2021	$4,671
Additions based on tax positions related to current year	1,803
Additions for tax positions of prior years	130
Reductions for tax positions of prior years	(28)
Reductions due to lapse of applicable statute of limitations	(771)
Balance at June 30, 2022	$5,805

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions.  The federal statute of limitations remains open for the years 2019 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 15.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2022 was $66.6 million. These commitments extend through the remainder of 2022 and into 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, our future repurchases of our shares, the anticipated impact of the COVID-19 pandemic, future cost reduction, including at Millis Transfer and Smith Transport, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Company's 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, are a short-to-medium haul truckload carrier (predominately 500 miles or less per load). We primarily provide nationwide asset-based dry van truckload service for major shippers from across the U.S. Approximately 99.9% of our operating revenue is derived from shipments within the United States with the remainder being Canada. We do not have any operations in Mexico. We focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer limited temperature-controlled truckload services, which are not significant to our operations, serving select dedicated customers. We generally earn revenue based on the number of miles per load delivered and the revenue per mile paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, and Smith Transport. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We operate in a cyclical industry. Throughout 2021, freight demand was strong and we were able to capitalize on rising freight rates and better utilization across our operating fleet. In 2022, freight demand has continued to be strong even though demand reached lower levels sequentially during the first and second quarters of 2022. While the current levels are down compared against the unprecedented levels experienced during the second half of 2021, we continued to have more opportunities to haul freight than we were able to cover with our existing fleet and available drivers. During the second quarter we saw freight demand at levels lower than we experienced in the first quarter. Given what we have experienced and based on feedback from our strong group of customers, we expect volatile freight demand throughout the remainder of 2022. Effects of COVID-19 have caused continued supply chain issues as well as product output volatility around the world. In addition, armed conflicts in foreign countries that began late in the first quarter have added additional disruption in oil and diesel markets throughout the world, including the United States. Diesel markets were severely impacted as a result in the later part of the first quarter of 2022 and we have continued to see volatility through August 2022. We expect volatile freight demand as well as volatile diesel markets for the foreseeable future.

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

In addition to past organic growth through the development of our regional operating areas, we have completed nine acquisitions since 1986 with the most recent and our fourth acquisition within the last nine years, Smith Transport, occurring on May 31, 2022. These nine acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continues to be challenging to date in 2022 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

In response to the driver shortage in our industry, the Company continues to evaluate and pursue the expansion of driver training schools. Millis Transfer has operated a driver training school program, Millis Training Institute, since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. This driver training program currently provides a source of qualified professional drivers for Millis Transfer and Heartland Express. The driver training program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers. We will continue to evaluate this training program for future expansion.

As one of our highest expense categories, managing fuel cost continues to be one of management's top priorities. Average prices for diesel fuel steadily increased since during 2021 and into 2022. During March 2022 Department of Energy ("DOE") average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost has remained above this elevated threshold into August with the most recently published DOE diesel fuel price at $5.14 per gallon. Average DOE diesel fuel prices per gallon for the three months ended June 30, 2022 and 2021 were $5.49 and $3.21 (a 70.9% increase), respectively. We cannot predict what fuel prices will be for the remainder of 2022, but fuel expense has become the second highest expense behind salaries, wages, and benefits. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2022, the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years compared to at June 30, 2021 when the Company’s tractor fleet had an average age of 1.8 years and the Company's trailer fleet had an average age of 3.6 years.

We ended the first six months of 2022 with operating revenues of $339.1 million, including fuel surcharges, net income of $93.7 million, and basic net income per share of $1.19 on basic weighted average outstanding shares of 78.9 million compared to operating revenues of $306.5 million, including fuel surcharges, net income of $34.5 million, and basic net income per share of $0.43 on basic weighted average shares of 80.0 million in the first six months of 2021. We posted an 62.4% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2022 compared to 85.1% for the same period of 2021. We posted an 80.5% non-GAAP adjusted operating ratio(1) for the six months ended June 30, 2022 compared to 83.1% for the same period of 2021. We had total assets of $1.1 billion at June 30, 2022. We achieved a return on assets of 14.0% and a return on equity of 18.5% over the immediate past four quarters ended June 30, 2022, compared to 7.6% and 10.0%, respectively, for the immediate past four quarters ended June 30, 2021.

Our cash flow from operating activities for the six months ended June 30, 2022 of $58.5 million was 17.3% of operating revenues, compared to $62.8 million and 20.5% in the same period of 2021. During 2022, we had net cash used by investing activities of $42.8 million resulting from net cash used of $122.0 million for the acquisition of Smith Transport partially offset by $79.3 million provided by property and equipment. Net cash provided by property and equipment was primarily the result of proceeds from the sale of a terminal facility. We have an extensive network of terminals and are continually reviewing opportunities for the acquisition or disposition of terminals in response to the real estate market and operational needs. Our cash, cash equivalents and restricted cash increased $12.9 million during the six months ended June 30, 2022. We ended the second quarter of 2022 with cash, cash equivalents and restricted cash of $186.7 million. Cash and cash equivalents, excluding restricted cash was $171.9 million at June 30, 2022.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$187,821	$154,128	$339,097	$306,530
Less: Fuel surcharge revenue	36,377	19,132	60,346	35,916
Operating revenue, excluding fuel surcharge revenue	151,444	134,996	278,751	270,614

Operating expenses	82,766	126,777	211,647	260,899
Less: Fuel surcharge revenue	36,377	19,132	60,346	35,916
Less: Gain on sale of a terminal property	(73,175)	—	(73,175)	—
Adjusted operating expenses	119,564	107,645	224,476	224,983

Operating income	105,055	27,351	127,450	45,631
Adjusted operating income	31,880	27,351	54,275	45,631

Operating ratio	44.1%	82.3%	62.4%	85.1%
Adjusted operating ratio	78.9%	79.7%	80.5%	83.1%

(a) Operating revenue excluding fuel surcharge revenue is based upon operating revenue minus fuel surcharge revenue. Adjusted operating income is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue and the gain on sale of a terminal property. Adjusted operating ratio is based upon operating expenses, net of fuel surcharge revenue and the gain on sale of terminal property, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are not substitutes for operating revenue, operating income, or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	35.1%	40.8%	36.7%	41.7%
Rent and purchased transportation	1.7%	0.7%	1.2%	0.6%
Fuel	22.4%	16.1%	21.2%	16.0%
Operations and maintenance	3.2%	3.7%	3.3%	3.7%
Operating taxes and licenses	1.8%	2.2%	2.0%	2.3%
Insurance and claims	3.4%	3.0%	3.5%	3.3%
Communications and utilities	0.6%	0.6%	0.6%	0.7%
Depreciation and amortization	12.9%	16.9%	14.0%	17.2%
Other operating expenses	6.5%	3.4%	5.3%	3.5%
Gain on disposal of property and equipment	(43.5)%	(5.1)%	(25.4)%	(3.9)%
	44.1%	82.3%	62.4%	85.1%
Operating income	55.9%	17.7%	37.6%	14.9%
Interest income	0.2%	0.1%	0.2%	0.1%
Interest expense	(0.1)%	—%	(0.1)%	—%
Income before income taxes	56.0%	17.8%	37.7%	15.0%
Income taxes	15.1%	4.3%	10.1%	3.8%
Net income	40.9%	13.5%	27.6%	11.2%

Three Months Ended June 30, 2022 Compared With the Three Months Ended June 30, 2021

The Company acquired Smith Transport on May 31, 2022 and therefore the operating results of the Company for the three months ended June 30, 2022 includes the operating results of Smith Transport for the month of June. Smith Transport's operations for this 30 day period impacted the change in operating revenues, salaries, wages and benefits, fuel expense, and deprecation and amortization in 2022 compared to 2021 as further explained below.

Our quarterly operating ratio was 44.1% and 78.9% non-GAAP adjusted operating ratio as compared to the prior year 82.3% and 79.7%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $76.9 million for the three months ended June 30, 2022 and $20.7 million during the same period ended June 30, 2021, an increase of 270.8%. The improvements in operating ratio and adjusted operating ratio are primarily due to an increase in the average revenue rate per loaded mile along with cost control measures, including but not limited to, increased utilization and lower empty miles and with respect to operating ratio, the gain on sale of a terminal property. This was partially offset by an increase in fuel expense as a percentage of revenue, during the three months ended June 30, 2022 compared to the same period in 2021. The increase in fuel expense was primarily price driven. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, and now Smith Transport, focused on improving the consolidated operating ratio.

Operating revenue increased $33.7 million (21.9%), to $187.8 million for the three months ended June 30, 2022 from $154.1 million for the three months ended June 30, 2021. The increase in revenue was the net result of an increase in freight rates and the acquisition of Smith Transport partially offset by a decrease in total miles causing a net increase in trucking and other revenues of $16.4 million (12.2%). Further contributing to this increase was an increase to fuel surcharge revenue of $17.3 million (90.2%) from $19.1 million in 2021 to $36.4 million in 2022. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The decrease in total miles was a result of the decreased number of drivers providing capacity prior to the Smith Transport acquisition. The driver shortage experienced in 2021 has continued into 2022, and we expect it will continue to impact recruiting and retention efforts for the remainder of 2022. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average DOE diesel fuel prices (70.9%) during the three months ended June 30, 2022 compared to June 30, 2021, as reported by the DOE.

Salaries, wages, and benefits increased $3.0 million (4.7%), to $65.9 million for the three months ended June 30, 2022 from $62.9 million in the 2021 period. Salaries, wages, and benefits increased primarily due to increased driver wage rates, as well as the addition of Smith Transport, partially offset by the decrease in the number of drivers and miles. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel increased $17.2 million (69.5%), to $42.0 million for the three months ended June 30, 2022 from $24.8 million for the same period of 2021. The increase was primarily due to higher average diesel price per gallon (70.9%) as reported by the DOE. Throughout the quarter ended June 30, 2022, we were in an elevated fuel price environment over and above the rising fuel price environment experienced during 2021. Subsequent to the end of the second quarter 2022 the DOE price of fuel remained elevated with the first published average in August 2022 being 52.6% higher than the same week in 2021. The first published rate in August 2022 was approximately 6% less than the second quarter average. We expect to see fuel price volatility through the remainder of 2022.

Depreciation and amortization decreased $1.7 million (6.4%), to $24.3 million during the three months ended June 30, 2022 from $26.0 million in the same period of 2021 as a result of ongoing fleet replacement strategies and reduction in depreciated units, partially offset by the Smith Transport acquisition.

Operations and maintenance expense increased $0.4 million (7.0%), to $6.1 million during the three months ended June 30, 2022 from $5.7 million in the same period of 2021. The net increase is mainly attributable higher costs of parts and materials as a result of production shortages along with the acquisition of Smith Transport. Due to increased costs and availability of new revenue equipment, which we expect to continue throughout 2022, our revenue equipment trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At June 30, 2022, the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years compared to June 30, 2021 the Company’s tractor fleet had an average age of 1.8 years and the Company's trailer fleet had an average age of 3.6 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Other operating expenses increased $7.0 million, to $12.2 million during the three months ended June 30, 2022 from $5.2 million in the same period of 2021. The increase resulted from a legal settlement and the acquisition of Smith Transport, inclusive of costs associated with the acquisition and ongoing operating expenses since the acquisition.

Insurance and claims expense was $6.3 million during the three months ended June 30, 2022 compared to $4.7 million in 2021 due to an increase in claims severity and the acquisition of Smith Transport. In recent years we have modified our coverage and risk retention levels to better match the benefit of insurance coverage received to the insurance premiums charged. Based upon our 2022 insurance renewal, we expect to reduce the insurance costs for the remainder of 2022 compared to 2021 excluding costs associated with the operations of Smith Transport.

Gains on the disposal of property and equipment increased $73.8 million, to a gain on disposal of $81.7 million during the three months ended June 30, 2022 compared to $7.9 million gain on disposal in the same period of 2021. The increase was primarily due to a $73.2 million gain on the sale of a terminal property.

Our effective tax rate was 26.9% and 24.6% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared With the Six Months Ended June 30, 2021

The Company acquired Smith Transport on May 31, 2022 and therefore the operating results of the Company for the six months ended June 30, 2022 includes the operating results of Smith Transport for the month of June. Smith Transport's operations for this 30 day period impacted the change in operating revenues, salaries, wages and benefits, fuel expense, and deprecation and amortization in 2022 compared to 2021 as further explained below.

Our operating ratio for the period was 62.4% and 80.5% non-GAAP adjusted operating ratio as compared to the prior year 85.1% and 83.1%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $93.7 million for the six months ended June 30, 2022 and $34.5 million during the same period ended June 30, 2021, an increase of 171.7%. The improvements in operating ratio and adjusted operating ratio are primarily due to an increase in the average revenue rate per loaded mile along with cost control measures, including but not limited to, increased utilization and lower empty miles and with respect to operating ratio, the gain on sale of a terminal property. This was partially offset by an increase in fuel expense as a percentage of revenue, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in fuel expense was primarily price driven.

Operating revenue increased $32.6 million (10.6%), to $339.1 million for the six months ended June 30, 2022 from $306.5 million for the six months ended June 30, 2021. The increase in revenue was the net result of an increase in freight rates and the acquisition of Smith Transport, partially offset by a decrease in total miles causing a net increase in trucking and other revenues of $8.1 million (3.0%). Further contributing to this increase was an increase to fuel surcharge revenue of $24.4 million (68.0%) from $35.9 million in 2021 to $60.3 million in 2022. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The decrease in total miles was a result of the decreased number of drivers providing capacity prior to the Smith Transport acquisition. The driver shortage experienced in 2021 has continued into 2022, and we expect it will continue to impact recruiting and retention efforts for the remainder of 2022. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily as a result of higher average DOE diesel fuel prices (58.9%) during the six months ended June 30, 2022 compared to June 30, 2021, as reported by the DOE.

Salaries, wages, and benefits decreased $3.2 million (2.5%), to $124.5 million for the six months ended June 30, 2022 from $127.7 million in the 2021 period. Salaries, wages, and benefits decreased primarily due to the decrease in the number of drivers and miles, partially offset by increased driver wage rates and the Smith Transport acquisition. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel increased $22.8 million (46.6%), to $71.8 million for the six months ended June 30, 2022 from $49.0 million for the same period of 2021. The increase was primarily due to higher average diesel price per gallon (58.9%) as reported by the DOE. Throughout the six months ended June 30, 2022, we were in an elevated fuel price environment over and above the rising fuel price environment experienced during 2021. Subsequent to the end of the second quarter 2022 the DOE price of fuel remained elevated with the first published average in August 2022 being 52.6% higher than the same week in 2021. The first published rate in August 2022 was approximately 6% less than the second quarter average. We expect to see fuel price volatility through the remainder of 2022.

Depreciation and amortization decreased $5.3 million (10.0%), to $47.6 million during the six months ended June 30, 2022 from $52.9 million in the same period of 2021 as a result of ongoing fleet replacement strategies and reduction in depreciated units, partially offset by the Smith Transport acquisition.

Operations and maintenance expense decreased $0.3 million (1.9%), to $11.1 million during the six months ended June 30, 2022 from $11.4 million in the same period of 2021. The net decrease is mainly attributable to a reduction in miles driven and reduced costs associated with a decline in used equipment sales volume. The decrease was partially offset by higher costs of parts and materials as a result of production shortages and the Smith Transport acquisition. Due to increased costs and availability of new revenue equipment, which we expect to continue throughout 2022, our revenue equipment trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At June 30, 2022, the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years compared to June 30, 2021 when the Company’s tractor fleet had an average age of 1.8 years and the Company's trailer fleet had an average age of 3.6 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 will significantly increase operations and maintenance expense compared to the rest of the industry.

Other operating expenses increased $7.3 million, to $18.0 million during the six months ended June 30, 2022 from $10.8 million in the same period of 2021. The increase resulted from a legal settlement and the acquisition of Smith Transport, inclusive of costs associated with the acquisition and ongoing operating expenses since the acquisition

Insurance and claims expense was $11.9 million during the six months ended June 30, 2022 compared to $10.1 million in 2021 due to an increase in claims severity and the acquisition of Smith Transport. In recent years we have modified our coverage and risk retention levels to better match the benefit of insurance coverage received to the insurance premiums charged. Based upon our 2022 insurance renewal, we expect to reduce the insurance costs for the remainder of 2022 compared to 2021 excluding costs associated with the operations of Smith Transport.

Gains on the disposal of property and equipment increased $73.9 million, to a gain on disposal of $86.0 million during the six months ended June 30, 2022 compared to $12.1 million gain on disposal in the same period of 2021. The increase was primarily due to a $73.2 million gain on the sale of a terminal property.

Our effective tax rate was 26.6% and 25.0% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring during the six months ended June 30, 2022.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary sources of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. We entered into a line of credit during the fourth quarter of 2013, described below, to partially finance an acquisition in 2013, including the payoff of debt we assumed. After the original debt borrowings were paid off, following the 2013 acquisition, we have not had any debt borrowings on this line of credit. As a result of the acquisition of Smith Transport, we acquired a line of credit and revenue equipment debt and leases. At June 30, 2022, we had $171.9 million in cash and cash equivalents, $10.9 million in outstanding debt, $34.7 million in finance lease liabilities, $28.8 million in operating lease obligations, and $14.9 million available borrowing capacity on the Credit Agreement.
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

The Credit Agreement is unsecured, with a negative pledge against all assets of our consolidated group, except for debt associated with permitted acquisitions, new purchase-money debt and capital lease obligations as described in the Credit Agreement. Interest on outstanding indebtedness under the Second Amendment is based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio. A non-usage fee is payable on the unused portion of the Revolver based on the Company’s consolidated funded debt to adjusted EBITDA ratio

The Credit Agreement contains customary financial covenants including, but not limited to, (i) a maximum adjusted leverage ratio of 2:1, measured quarterly on a trailing twelve month basis, (ii) a minimum net income requirement of $1.00, measured quarterly on a trailing twelve month basis, (iii) a minimum tangible net worth of $250.0 million requirement, measured quarterly, and (iv) limitations on other indebtedness and liens. The Credit Agreement also includes customary events of default, covenants, representations and warranties, and indemnification provisions. We were in compliance with the respective financial covenants at June 30, 2022 and during the three months and six months then ended.

Smith Transport has an asset-based credit facility with Citizens Bank of Pennsylvania ("Citizens") that was entered into in June 2020, prior to our acquisition of Smith Transport. The Citizens facility has maximum borrowings of $25.0 million. The available borrowings are subject to a borrowing base calculation, which includes accounts receivable, inventory, and certain identified equipment. There were no outstanding borrowings at June 30, 2022 and the borrowing availability of this facility was frozen for 90 days as a result of the acquisition on May 31, 2022. The Citizens facility contains certain financial covenants, which become triggered upon the borrowing of a predetermined percentage of the borrowing base as calculated based on the trailing four quarters' activity. Smith Transport was in compliance with these covenants at June 30, 2022.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2022 was $66.6 million. These commitments extend through the remainder of 2022 and into 2023.

Cash flow provided by operating activities during the six months ended June 30, 2022 was $58.5 million as compared to $62.8 million during the same period of 2021. This decrease was primarily due to a $27.8 million reduction in net income net of non-working capital items, partially offset by $23.6 million more cash provided by non-working capital items. Cash flows provided by operating activities was 17.3% of operating revenues for the six months ended June 30, 2022 compared with 20.5% for the same period of 2021.

Cash used in investing activities was $42.8 million during the six months ended June 30, 2022 compared to cash provided by investing activities of $8.3 million during the comparative 2021 period, or a net decrease in cash of $51.1 million. The change in cash used was the combined result of $122.0 million cash for the acquisition of Smith Transport partially offset by $70.8 million more net cash provided by net property and equipment. The increase in net cash provided by property and equipment was primarily due to cash received from the sale of a terminal property. The Company currently anticipates a total of approximately $65 to $75 million of net capital expenditures for revenue equipment and ongoing terminal projects over the remainder of 2022, but is contingent upon the current market challenges of pricing and availability. Our CODM makes all revenue equipment and terminal property purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash used in financing activities decreased $15.6 million during the six months ended June 30, 2022 compared to the same period of 2021 due mainly to $15.0 million less cash used for repurchases of common stock during the six months ended June 30, 2022 as we repurchased no shares compared to 0.8 million shares repurchased during the same period of 2021. Further, $1.6 million less in cash dividends paid was a result of dividend payment timing during 2022 as compared to 2021. This was partially offset by repayments on finance leases and debt which resulted in $1.1 million more cash used during the six months ended June 30, 2022 as compared to the same period of 2021.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase under the program as of June 30, 2022 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, no shares were repurchased while during the six months ended June 30, 2021, 0.8 million shares were repurchased for $14.5 million. Shares repurchased were accounted for as treasury stock. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $28.2 million and $14.9 million for income taxes, net of refunds, in the three months ended June 30, 2022 and 2021, respectively. The increase in net tax payments is the result of increased taxable income before taxes year over year. We had net payments of $28.3 million and $17.7 million for income taxes, net of refunds, in the six months ended June 30, 2022 and 2021, respectively. The increase in net tax payments year to date is the result of increased taxable income before taxes year over year, offset by tax paid with returns in 2021 that was not applicable to 2022.

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

Interest Rate Risk

We had $10.9 million debt outstanding and $34.7 million in finance lease liabilities at June 30, 2022, all at fixed interest rates. Interest rates associated with borrowings under our credit agreements are based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s consolidated funded debt to adjusted EBITDA ratio for the Wells Fargo credit agreement, while the Citizens credit agreement has an interest rate of the monthly average of the Prime Rate plus a spread. Increases in interest rates would not currently impact our interest expense as we do not have any outstanding borrowings at variable interest rates at this time, but could impact our interest expense on future borrowings.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2021 adjusted for the acquisition of Smith Transport, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with adjusted 2021 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $9.1 million in 2022. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2022, a 10% increase in the price of tires would increase our tire purchase expense by $1.4 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

We acquired Smith Transport on May 31, 2022. The results of Smith Transport have been included in our consolidated financial statements since the date of acquisition and represented 20.3% of consolidated total assets as of June 30, 2022, and represented 10.4% and 5.8% of operating revenues for the three and six months ended June 30, 2020, respectively. As the acquisition occurred in May 2022 and Smith Transport was previously not subject to SOX 404 requirements, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2022, will exclude Smith Transport's internal controls over financial reporting. This exclusion is in accordance with the Security and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting – Except as described above in relation to the acquisition of Smith Transport, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Stock Purchase Agreement dated May 31, 2022, by and among, Smith Transport, Inc. Employee Stock Ownership Plan and Trust, Smith Transport, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and Todd Smith, in his capacity as Sellers’ Representative.
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	August 8, 2022	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)