Form 10-Q
period 2022-09-30
HEARTLAND EXPRESS INC
filed 2022-11-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 8, 2022 there were 78,938,464 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$64,824	$157,742
Trade receivables, net of $3.3 and $1.1 million allowance in 2022 and 2021, respectively	163,052	52,812
Prepaid tires	10,103	9,168
Other current assets	28,177	9,406
Income tax receivable	—	4,095
Total current assets	266,156	233,223
PROPERTY AND EQUIPMENT
Land and land improvements	93,337	90,218
Buildings	143,042	95,305
Furniture and fixtures	7,258	5,365
Shop and service equipment	19,312	15,727
Revenue equipment	961,502	500,311
Construction in progress	9,948	3,834
Property and equipment, gross	1,234,399	710,760
Less accumulated depreciation	266,355	222,845
Property and equipment, net	968,044	487,915
GOODWILL	316,799	168,295
OTHER INTANGIBLES, NET	103,301	22,355
OTHER ASSETS	20,943	16,754
DEFERRED INCOME TAXES, NET	1,987	—
OPERATING LEASE RIGHT OF USE ASSETS	24,356	—
	$1,701,586	$928,542
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$59,449	$20,538
Compensation and benefits	32,064	21,411
Insurance accruals	16,028	15,677
Long-term debt and finance lease liabilities - current portion	17,647	—
Operating lease liabilities - current portion	12,739	—
Other accruals	18,645	13,968
Income tax payable	3,246	—
Total current liabilities	159,818	71,594
LONG-TERM LIABILITIES
Income taxes payable	6,403	5,491
Long-term debt and finance lease liabilities less current portion	447,374	—
Operating lease liabilities less current portion	11,617	—
Deferred income taxes, net	199,020	89,971
Insurance accruals less current portion	36,465	34,384
Total long-term liabilities	700,879	129,846
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2022 and 2021; outstanding 78,938 and 78,923 in 2022 and 2021, respectively	907	907
Additional paid-in capital	4,305	4,141
Retained earnings	1,037,733	924,375
Treasury stock, at cost; 11,751 and 11,766 in 2022 and 2021, respectively	(202,056)	(202,321)
	840,889	727,102
	$1,701,586	$928,542
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OPERATING REVENUE	$273,976	$152,612	$613,073	$459,142

OPERATING EXPENSES
Salaries, wages, and benefits	97,429	62,733	221,935	190,446
Rent and purchased transportation	17,046	950	20,921	2,922
Fuel	53,412	25,258	125,170	74,220
Operations and maintenance	12,273	5,372	23,419	16,729
Operating taxes and licenses	4,343	3,311	10,905	10,345
Insurance and claims	10,794	5,053	22,699	15,171
Communications and utilities	1,876	1,218	4,080	3,412
Depreciation and amortization	34,789	25,280	82,408	78,162
Other operating expenses	14,108	5,418	32,150	16,173
Gain on disposal of property and equipment	(6,836)	(15,254)	(92,806)	(27,341)
	239,234	119,339	450,881	380,239

Operating income	34,742	33,273	162,192	78,903

Interest income	537	181	943	493
Interest expense	(2,345)	—	(2,520)	—

Income before income taxes	32,934	33,454	160,615	79,396

Federal and state income taxes	8,519	8,988	42,520	20,454

Net income	$24,415	$24,466	$118,095	$58,942
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$24,415	$24,466	$118,095	$58,942

Net income per share
Basic	$0.31	$0.31	$1.50	$0.74
Diluted	$0.31	$0.31	$1.50	$0.74

Weighted average shares outstanding
Basic	78,937	79,336	78,933	79,795
Diluted	78,974	79,364	78,962	79,839

Dividends declared per share	$0.02	$0.52	$0.06	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102
Net income	—	—	16,775	—	16,775
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	64	—	166	230
Balance, March 31, 2022	907	4,205	939,571	(202,155)	742,528
Net income	—	—	76,906	—	76,906
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	(14)	—	61	47
Balance, June 30, 2022	907	4,191	1,014,898	(202,094)	817,902
Net income	—	—	24,415	—	24,415
Dividends on common stock, $0.02 per share	—	—	(1,580)	—	(1,580)
Stock-based compensation, net of tax	—	114	—	38	152
Balance, September 30, 2022	$907	$4,305	$1,037,733	$(202,056)	$840,889

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2020	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	13,734	—	13,734
Dividends on common stock, $0.02 per share	—	—	(1,599)	—	(1,599)
Repurchases of common stock	—	—	—	(14,537)	(14,537)
Stock-based compensation, net of tax	—	146	—	339	485
Balance, March 31, 2021	907	4,476	903,105	(186,071)	722,417
Net income	—	—	20,742	—	20,742
Dividends on common stock, $0.02 per share	—	—	(1,598)	—	(1,598)
Stock-based compensation, net of tax	—	55	—	150	205
Balance, June 30, 2021	907	4,531	922,249	(185,921)	741,766
Net income	—	—	24,466	—	24,466
Dividends on common stock, $0.52 per share	—	—	(41,095)	—	(41,095)
Repurchases of common stock	—	—	—	(16,400)	(16,400)
Stock-based compensation, net of tax	—	(212)	—	291	79
Balance, September 30, 2021	$907	$4,319	$905,620	$(202,030)	$708,816

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$118,095	$58,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,408	78,286
Deferred income taxes	2,171	(8,623)
Stock-based compensation expense	504	959
Debt-related amortization	90	—
Gain on disposal of property and equipment	(92,806)	(27,341)
Changes in certain working capital items:
Trade receivables	(3,200)	(2,961)
Prepaid expenses and other current assets	(655)	3,041
Accounts payable, accrued liabilities, and accrued expenses	(1,725)	(9,231)
Accrued income taxes	7,668	2,622
Net cash provided by operating activities	112,550	95,694
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	146,376	98,421
Purchases of property and equipment	(91,818)	(93,213)
Acquisition of business, net of cash acquired	(675,852)	—
Change in other assets	(159)	(181)
Net cash (used in) provided by investing activities	(621,453)	5,027
FINANCING ACTIVITIES
Payment of cash dividends	(3,157)	(3,198)
Proceeds from issuance of long-term debt	447,343	—
Shares withheld for employee taxes related to stock-based compensation	(75)	(190)
Repayments on finance leases and debt	(29,195)	—
Repurchases of common stock	—	(31,422)
Net cash provided by (used in) financing activities	414,916	(34,810)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,987)	65,911
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	173,767	131,140
End of period	$79,780	$197,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$989	$—
Cash paid during the period for income taxes, net of refunds	$32,695	$26,455
Noncash investing and financing activities:
Fair value of revenue equipment traded	$428	$—
Purchased property and equipment in accounts payable	$4,430	$3,258
Sold revenue equipment and property in other current assets	$3,058	$1,423
Common stock dividends declared in accounts payable	$1,580	$41,095
Right-of-use assets obtained in exchange for operating lease liabilities	$3,985	$—
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	$20,371	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$64,824	$180,366
Restricted cash included in other current assets	880	932
Restricted cash included in other assets	14,076	15,753
Total cash, cash equivalents and restricted cash	$79,780	$197,051
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, Inc., Smith Trucking, Inc., and Franklin Logistics, Inc. ("Smith Transport"), and CFI entities, Transportation Resources, Inc., Contract Freighters, Inc., and CFI Logistica entities (collectively "CFI"). On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and CFI Logistica operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2022.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and nine months ended September 30, 2022.

Note 3. Segment Information

We provide truckload services across the United States (U.S.), Mexico, and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and logistics services, which are not significant to our consolidated operations. Our Chief Operating Decision Maker (“CODM”) oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 600 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. The average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $2.1 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of September 30, 2022 and December 31, 2021, respectively.

Total revenues recorded were $274.0 million and $152.6 million for the three months ended September 30, 2022 and 2021, respectively. Fuel surcharge revenues were $47.5 million and $19.6 million for the three months ended September 30, 2022 and 2021, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $8.4 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively.

Total revenues recorded were $613.1 million and $459.1 million for the nine months ended September 30, 2022 and 2021, respectively. Fuel surcharge revenues were $107.8 million and $55.5 million for the nine months ended September 30, 2022 and 2021, respectively. Accessorial and other revenues recorded in the consolidated statements of comprehensive income collectively represented $15.9 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At September 30, 2022, restricted and designated cash and investments totaled $15.0 million, of which $0.9 million was included in other current assets and $14.1 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $16.0 million at December 31, 2021, of which $0.9 million was included in other current assets and $15.1 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Acquisitions

On May 31, 2022, Heartland Express, Inc. of Iowa (the “Buyer”) and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement with Smith Transport. Smith Transport is a truckload carrier headquartered in Roaring Spring, Pennsylvania, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services.

Pursuant to the Smith Stock Purchase Agreement, the Buyer acquired all of Smith Transport’s outstanding equity (the “Smith Transaction”) under an Internal Revenue Code Section 338(h)(10) election. The Buyer's purchase price of $169.4 million includes total cash consideration and assumed indebtedness of Smith Transport subject to purchase accounting adjustments including final valuation of intangibles.

Gross cash paid in the Smith Transaction was $140.6 million. Net cash paid was $122.0 million after consideration of $18.6 million of Smith Transport cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash. The Smith Transaction included the assumption of $46.8 million of Smith Transport's indebtedness, including finance leases, of which $42.6 million was outstanding at September 30, 2022. The Smith Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the Smith Transport acquired business have been included in the consolidated financial statements since the date of acquisition and represented 12.5% of consolidated total assets as of September 30, 2022, and represented 20.7% and 12.4% of operating revenue for the three and nine months ended September 30, 2022, respectively.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2021 and nine months ended September 30, 2022 assume that the acquisition of Smith Transport occurred as of January 1, 2021. Pro forma adjustments reflected in the financial information below relate to the elimination of expenses and valuation adjustments associated with the seller's ESOP as well as the recognition of tax expense representative of organization as a C corporation. The net effect of these pro forma adjustments increased net income by $17.2 million and $7.1 million for the year ended December 31, 2021 and nine months ended September 30, 2022, respectively.

	Year ended	Nine months ended
	December 31, 2021	September 30, 2022
	(in thousands)	(in thousands)
Operating Revenue	$810,459	$705,795
Net Income	$96,466	$125,159

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the Smith Transport purchase price is detailed in the table below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with Smith Transport, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes. During the three months ended September 30, 2022, the Smith Transport goodwill asset increased by $1.6 million as a result of further valuation analysis, primarily associated with adjusted insurance reserves and associated assets acquired.

The assets and liabilities associated with Smith Transport were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$32,300
Other current assets	6,238
Property and equipment	68,196
Operating lease right of use assets	26,661
Other non-current assets	4,079
Intangible assets	28,070
Goodwill	42,129
Total assets	207,673
Accounts payable and accrued expenses	(7,917)
Insurance accruals	(4,263)
Long-term debt	(11,424)
Finance lease liabilities	(35,359)
Operating lease liabilities	(26,661)
Net cash paid	$122,049

On August 31, 2022, Buyer and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement to acquire Contract Freighters (CFI), and related entities, from a subsidiary of TFI International, Inc (TFI). CFI is a truckload carrier headquartered in Joplin, Missouri, providing asset-based dry van and temperature-controlled truckload transportation services, and asset-light logistics services in Mexico.

Pursuant to the CFI Stock Purchase Agreement, the Buyer acquired outstanding equity of CFI and related entities (the “CFI Transaction”). The Buyer's purchase price of $560.6 million includes total cash consideration and bank financing obtained for the purchase of CFI and to facilitate negotiated terms of the CFI Stock Purchase Agreement. These terms included the funding to eliminate risk associated with pre-acquisition accident and workers compensation claims ($24.0 million), cash on hand at closing, and net working capital, subject to purchase accounting adjustments including final valuation of intangibles.

Gross cash paid in transaction was $560.6 million. Net cash paid was $553.8 million after consideration of $6.8 million of CFI cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash and bank financing obtained to facilitate the transaction. The CFI Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the CFI acquired business have been included in the consolidated financial statements since the date of acquisition and represented 42.9% of consolidated total assets as of September 30, 2022, and represented 20.5% and 9.2% of operating revenue for the three and nine months ended September 30, 2022, respectively.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2021 and nine months ended September 30, 2022 assume that the acquisition of CFI occurred as of January 1, 2021. Pro forma adjustments reflected in the financial information below relate to accounting policy changes, predominantly revenue recognition on brokered loads within the consolidated group of the seller. The net effect of these pro forma adjustments increased net income by $30.9 million and $41.1 million for the year ended December 31, 2021 and nine months ended September 30, 2022, respectively.

	Year ended	Nine months ended
	December 31, 2021	September 30, 2022
	(in thousands)	(in thousands)
Operating Revenue	$1,152,413	$1,039,629
Net Income	$110,157	$159,196

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the table below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, working capital adjustments, and income taxes, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with CFI, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes.

The assets and liabilities associated with CFI were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$74,740
Other current assets	13,106
Property and equipment	461,147
Other non-current assets	972
Deferred income taxes	2,018
Intangible assets	55,097
Goodwill	106,375
Total assets	713,455
Accounts payable and accrued expenses	(52,195)
Insurance accruals	(262)
Income taxes payable	(585)
Deferred income taxes	(106,610)
Net cash paid	$553,803

Acquisition related expenses of $1.1 million and $2.3 million related to both the Smith Transport and CFI acquisitions are included in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2022, respectively.

Note 7. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than tractors. We recognize depreciation expense on new tractors

(excludes assets acquired in an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. These acquired assets are depreciated on a straight-line basis aligned with the remaining period of expected use. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. For equipment acquired through acquisitions the salvage values on used equipment is determined based upon factors including the age of the equipment, estimated market value, and expected period of usage. At September 30, 2022, there was $3.1 million amounts receivable related to equipment sales recorded in other current assets compared to $1.5 million at December 31, 2021.

Note 8. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows.

As a result of the acquisition of Smith Transport on May 31, 2022, there was a $28.1 million increase in the gross intangible assets made up of $20.1 million finite lived intangible assets and $8.0 million of indefinite lived intangible assets during the nine months ended September 30, 2022. The increase in gross indefinite lived intangible assets is associated with the Smith Transport trade name, while the intangible assets for customer relationships and covenants not to compete have finite lives.

As a result of the acquisition of CFI on August 31, 2022, there was a $55.1 million increase in the gross intangible assets made up of $31.6 million finite lived intangible assets and $23.5 million of indefinite lived intangible assets during the three and nine months ended September 30, 2022. The increase in gross indefinite lived intangible assets is associated with the CFI trade name, while the intangible asset for customer relationships is finite lived.

Amortization expense of $1.0 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $2.2 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at September 30, 2022:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$74,188	$7,260	$66,928
Trade name	0.5-6	12,900	9,580	3,320
Covenants not to compete	1-10	5,832	4,226	1,606
		$92,920	$21,066	$71,854

Change in carrying amount of goodwill:

Goodwill	(in thousands)
Balance at December 31, 2021	$168,295
Acquisition May 31, 2022	42,129
Acquisition August 31, 2022	106,375
Balance at September 30, 2022	$316,799

Note 9. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and nine months ended September 30, 2022 and September 30, 2021, we had outstanding restricted shares of common stock to certain of our employees under the Company's 2011 Restricted Stock Award Plan (the "2011 Plan"). We had no outstanding restricted shares of common stock under the Company's 2021 Restricted Stock Award Plan (the "2021 Plan"). A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and nine months ended September 30, 2022 and September 30, 2021 is as follows (in thousands, except per share data):

	Three months ended September 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$24,415	78,937	$0.31
Effect of restricted stock	—	37
Diluted EPS	$24,415	78,974	$0.31

	Three months ended September 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$24,466	79,336	$0.31
Effect of restricted stock	—	28
Diluted EPS	$24,466	79,364	$0.31

	Nine months ended September 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$118,095	78,933	$1.50
Effect of restricted stock	—	29
Diluted EPS	$118,095	78,962	$1.50

	Nine months ended September 30, 2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$58,942	79,795	$0.74
Effect of restricted stock	—	44
Diluted EPS	$58,942	79,839	$0.74

Note 10. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of September 30, 2022. There were no shares repurchased in the open market during the three months ended September 30, 2022 and there were 1.0 million shares repurchased in the open market for $16.4 million during the three months ended September 30, 2021. There were no shares repurchased in the open market during the nine months ended September 30, 2022 and there were 1.8 million shares repurchased in the open market for $30.9 million during the nine months ended September 30, 2021. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended September 30, 2022 and 2021, our Board of Directors declared dividends totaling $1.6 million and $41.1 million, respectively. The three months ended September 30, 2021 included a $0.50 per share special dividend totaling $39.5 million and a regular dividend totaling $1.6 million, while the 2022 dividend was a regular quarterly dividend. During the nine months ended September 30, 2022 and 2021, our Board of Directors declared dividends totaling $4.7 million and $44.3 million, respectively. The nine months ended September 30, 2021 included a $0.50 per share special dividend totaling $39.5 million and regular quarterly dividends totaling $4.8 million, while the 2022 dividends were regular quarterly dividends.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to

0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. All shares granted and vested during the three and nine months ended September 30, 2022, as well as shares that remain unvested at September 30, 2022, were issued from the 2011 plan.

There were no shares that were issued during the period 2011 to 2018 that remain unvested at September 30, 2022. Shares granted in 2019 through 2022 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.2 million and $0.5 million respectively, for the three and nine months ended September 30, 2022. Compensation expense associated with restricted stock awards was $0.2 million and $1.0 million respectively, for the three and nine months ended September 30, 2021. Unrecognized compensation expense was $0.4 million at September 30, 2022 which will be recognized over a weighted average period of 0.8 years.

The following tables summarize our restricted stock award activity for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	25.0	$17.21
Granted	22.3	15.76
Vested	(2.8)	15.30
Forfeited	—	—
Outstanding (unvested) at end of period	44.5	$16.60

	Three Months Ended September 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	44.2	$19.83
Granted	5.0	16.79
Vested	(21.5)	18.82
Forfeited	—	—
Outstanding (unvested) at end of period	27.7	$20.07

	Nine Months Ended September 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	14.0	$19.70
Granted	50.3	15.41
Vested	(19.8)	15.76
Forfeited	—	—
Outstanding (unvested) at end of period	44.5	$16.60

	Nine Months Ended September 30, 2021
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	59.7	$20.29
Granted	24.3	18.29
Vested	(56.3)	19.54
Forfeited	—	—
Outstanding (unvested) at end of period	27.7	$20.07

Note 12.  Long-Term Debt

In conjunction with the acquisition of CFI on August 31, 2022, (the “CFI Closing Date”), Heartland entered into a $550.0 million unsecured credit facility which included a $100.0 million revolving line of credit (“Revolving Facility”) and $450.0 million in term loans (“Term Facility” and, together with the Revolving Facility, the “Credit Facilities”). The Credit Facilities includes a consortium of lenders, including joint bookrunners JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (“Wells Fargo”).

The Credit Facilities replaced the previous credit arrangements in place for the Company which consisted of a November 2013 Credit Agreement with Wells Fargo, along with an asset-based credit facility with Citizens Bank of Pennsylvania that was assumed as part of the acquisition of Smith Transport on May 31, 2022.

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the Closing Date.

The Revolving Facility consists of a five-year revolving credit facility with aggregate commitments in an amount equal to $100.0 million, of which up to $50.0 million is available for the issuance of letters of credit, and including a swingline facility in an amount equal to $20.0 million. The Revolver will mature and the commitments thereunder will terminate on the date that is five years after the Closing Date. Amounts repaid under the Revolving Facility may be reborrowed. The Credit Facilities include an uncommitted accordion feature pursuant to which the Company may request up to $275.0 million in incremental revolving or term loans, subject to lender approvals.

The indebtedness, obligations, and liabilities under the Credit Facilities are unconditionally guaranteed, jointly and severally, on an unsecured basis by the Company, Borrower, and certain other subsidiaries of the Company. The Borrower may voluntarily prepay outstanding loans under the Credit Facilities in whole or in part at any time without premium or penalty, subject to payment of customary breakage costs in the case of SOFR rate loans.

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis.

Outstanding borrowings under the Credit Facilities will accrue interest, at the option of the Borrower, at a per annum rate of (i) for an “ABR Loan”, the alternate base rate (defined as the interest rate per annum equal to the highest of (a) the variable rate of interest announced by the administrative agent as its “prime rate”, (b) 0.50% above the Federal Funds Rate, (c) the Term SOFR for an interest period of one-month plus 1.1%, or (d) 1.00%) plus the applicable margin or (ii) for a “SOFR Loan”, the Term SOFR Rate for an interest period of one, three or six-months as selected by Company plus the applicable margin. The applicable margin for ABR Loans ranges from 0.250% to 0.875% and the applicable margin for SOFR Loans ranges from 1.250% to 1.875%, depending on the Company’s net leverage ratio.

One of the nine consortium lenders is West Bank. Our CEO has served on the Board of Directors of West Bancorporation and West Bank, a wholly owned subsidiary of West Bancorporation, Inc., the financial institution that holds a portion of our deposits, since 2013. We have had a banking relationship with West Bank since 2003. West Bank's share of the Revolving Facility is $8.2 million while the West Bank share of the initial Term Facility was $36.8 million.

We had $425.0 million outstanding on the Term Facility and zero outstanding under the Revolving Facility at September 30, 2022. Outstanding letters of credit associated with the Revolving Facility at September 30, 2022 were $13.2 million. As of September 30, 2022, the Revolving Facility available for future borrowing was $86.8 million. As of September 30, 2022 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 4.8%. We paid an additional $25.0 million in Term Facility principal subsequent to September 30, 2022.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $42.6 million was outstanding at September 30, 2022, (the "Smith Debt"). The Smith Debt has $10.2 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at September 30, 2022, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $32.4 million are finance lease obligations with a weighted average interest rate of 3.9% at September 30, 2022, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.5 years.

Note 13.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. The right-of-use asset associated with the leased terminal facility is $4.0 million as of September 30, 2022.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $20.4 million as of September 30, 2022. The operating leases have a weighted average interest rate of 3.8% at September 30, 2022, due in monthly installments with final maturities at various dates ranging from October 2022 to March 2026 with the weighted average remaining lease term of 1.7 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 12. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of September 30, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2022 (remaining)	$3,593	$2,102
2023	12,498	12,961
2024	6,193	8,231
2025	3,004	7,511
2026	151	3,901
Thereafter	—	—
Total minimum lease payments	$25,439	$34,706
Less: future payment amount for interest	1,083	2,347
Present value of minimum lease payments	$24,356	$32,359
Less: current portion	12,739	10,026
Lease obligations, long-term	$11,617	$22,333

Note 14.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at September 30, 2022 and December 31, 2021. Our effective tax rate was 25.9% and 26.9% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate is primarily the result of a decrease in the accrual of tax for uncertain tax positions associated with a decline in volume of related transactions occurring in the three months ended September 30, 2022 compared to the same period of 2021. Our effective tax rate was 26.5% and 25.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring in nine months ended September 30, 2022.

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

At September 30, 2022 and December 31, 2021, we had a total of $5.7 million and $4.7 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.5 million and $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of September 30, 2022 and December 31, 2021. The net change in unrecognized tax benefits was a decrease of $0.1 million and zero during the three months ended September 30, 2022 and September 30, 2021, respectively. The net change in unrecognized tax benefits was an increase of $1.1 million and a decrease of $0.3 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. The net increase in unrecognized tax benefits for the nine month periods ended September 30, 2022 is due to specific non-recurring transactions in 2022, that did not occur in 2021. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled.

Net interest and penalties included in income tax expense for the three month period ended September 30, 2022 and September 30, 2021 was a net expense of approximately zero and $0.1 million, respectively. Net interest and penalties included in income tax expense for the nine month period ended September 30, 2022 and September 30, 2021 was a net benefit of approximately $0.1 million and $0.1 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2022
(in thousands)
Balance at December 31, 2021	$4,671
Additions based on tax positions related to current year	1,906
Additions for tax positions of prior years	131
Reductions due to lapse of applicable statute of limitations	(771)
Settlements	(208)
Balance at September 30, 2022	$5,729

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of September 30, 2022 was $68.5 million. These commitments extend through the remainder of 2022 and into 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, including the anticipated impact of our acquisitions of Smith Transport and CFI,, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, capital spending, including our mix of leased versus owned revenue equipment, future depreciation expense, our future repurchases of our shares, future cost reduction, including at Millis Transfer, CFI, and Smith Transport, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and in the Company's 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Overview

We, together with our subsidiaries, historically have been a short-to-medium haul truckload carrier (predominately 500 miles or less per load) and approximately 99.9% of our operating revenue was derived from shipments within the United States with the remainder being Canada and no operations in Mexico. With the acquisition of CFI on August 31, 2022, we significantly expanded our scale and our transportation services. We continue to provide nationwide asset-based dry van truckload service for major shippers from across the U.S. but our consolidated average length of haul has increased to approximately 600 miles. We continue to focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer truckload temperature-controlled transportation services and logistics services, which are not significant to our consolidated operations. Through the acquisition of CFI, we now provide transportation logistics services across Mexico for our customers and provide cross-border freight services for customer loads moving from the United States into Mexico and loads originating from Mexico into the United States. We utilize third party service providers for all miles run in Mexico and to move freight across the US-Mexico border while leveraging owned terminal locations in the US and Mexico near the border to facilitate these moves. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

We operate in a cyclical industry. Throughout 2021, freight demand was strong and we were able to capitalize on rising freight rates and better utilization across our operating fleet. In early 2022, freight demand continued to be strong but demand softened each quarter sequentially in 2022 as compared to 2021. While the current levels are down compared against the unprecedented levels experienced during 2021, we continued to have more opportunities to haul freight than we were able to cover with our existing fleet and available drivers. Given what we have currently experienced and based on feedback from our strong group of customers, we expect a muted peak season that would normally create a seasonal lift in freight demand during the fourth quarter and overall softer freight than experienced in 2021. However, continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during the fourth quarter of 2022. Therefore, we expect volatile freight demand as well as volatile diesel markets for the foreseeable future.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given a shortage of qualified drivers in the industry and availability of revenue equipment assets. We have completed two recent strategic acquisitions to combat these industry challenges. In addition, we continue to evaluate and explore different driving options and offerings for our existing and potential new drivers across our unique mix of driver offerings across Heartland Express, Millis Transfer, Smith Transport, and CFI.

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition within the last nine years, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, and pursue new customer relationships in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down our debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continues to be challenging to date in 2022 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have increased wages and enhanced the compensation for our drivers multiple times in the last twelve months. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package includes minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

In response to the driver shortage in our industry, the Company continues to evaluate and pursue the expansion of driver training schools. Millis Transfer has operated a driver training school program, Millis Training Institute, since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. This driver training program currently provides a source of qualified professional drivers for our Company. The driver training program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.

During 2022, we rolled out the first Heartland Training Institute location in Phoenix, Arizona, modeled after the successful program in place at Millis Transfer. We will continue to evaluate this training program for future expansion.

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. Average prices for diesel fuel steadily increased since during 2021 and into 2022. During March 2022 Department of Energy ("DOE") average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost has remained above this elevated threshold into November with the most recently published DOE diesel fuel price at $5.32 per gallon. Average DOE diesel fuel prices per gallon for the three months ended September 30, 2022 and 2021 were $5.15 and $3.36 (a 53.5% increase), respectively. We cannot predict what fuel prices will be for the remainder of 2022, but fuel expense has become the second highest expense behind salaries, wages, and benefits, and we expect volatile pricing for the remainder of 2022. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power and diesel power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At September 30, 2022, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.2 years compared to September 30, 2021 when the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years. The average age of our tractor and trailer fleets was impacted by the inclusion of Smith Transport and CFI during the second and third quarters of 2022.

We ended the first nine months of 2022 with operating revenues of $613.1 million, including fuel surcharges, net income of $118.1 million, and basic net income per share of $1.50 on basic weighted average outstanding shares of 78.9 million compared to operating revenues of $459.1 million, including fuel surcharges, net income of $58.9 million, and basic net income per share of $0.74 on basic weighted average shares of 79.8 million in the first nine months of 2021. We posted an 73.5% operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2022 compared to 82.8% for the same period of 2021. We posted an 81.5% non-GAAP adjusted operating ratio(1) for the nine months ended September 30, 2022 compared to 80.0% for the same period of 2021. We had total assets of $1.7 billion at September 30, 2022. We achieved a return on assets of 11.8% and a return on equity of 17.7% over the immediate past four quarters ended September 30, 2022, compared to 8.0% and 10.6%, respectively, for the immediate past four quarters ended September 30, 2021.

Our cash flow from operating activities for the nine months ended September 30, 2022 of $112.6 million was 18.4% of operating revenues, compared to $95.7 million and 20.8% in the same period of 2021. During 2022, we had net cash used for investing activities of $621.5 million resulting from net cash used of $675.9 million for the acquisition of Smith Transport and CFI partially offset by $54.6 million net proceeds provided by property and equipment transactions. Net cash provided by property and equipment was primarily the result of proceeds from the sale of a terminal facility along with normal tractor and trailer activity. Our cash, cash equivalents and restricted cash decreased $117.3 million during the nine months ended September 30, 2022. We ended the third quarter of 2022 with cash, cash equivalents and restricted cash of $79.8 million. Cash and cash equivalents, excluding restricted cash was $64.8 million at September 30, 2022.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$273,976	$152,612	$613,073	$459,142
Less: Fuel surcharge revenue	47,468	19,628	107,814	55,544
Operating revenue, excluding fuel surcharge revenue	226,508	132,984	505,259	403,598

Operating expenses	239,234	119,339	450,881	380,239
Less: Fuel surcharge revenue	47,468	19,628	107,814	55,544
Less: Amortization of intangibles	1,026	598	2,221	1,793
Less: Acquisition-related costs	1,149	—	2,254	—
Less: Gain on sale of a terminal property	—	—	(73,175)	—
Adjusted operating expenses	189,591	99,113	411,767	322,902

Operating income	34,742	33,273	162,192	78,903
Adjusted operating income	36,917	33,871	93,492	80,696

Operating ratio	87.3%	78.2%	73.5%	82.8%
Adjusted operating ratio	83.7%	74.5%	81.5%	80.0%

(a) Operating revenue excluding fuel surcharge revenue, is based upon operating revenue minus fuel surcharge revenue. Adjusted operating income is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue, non-cash amortization expense related to intangible assets, acquisition-related legal and professional fees, and the gain on sale of a terminal property. Adjusted operating ratio is based upon operating expenses, net of fuel surcharge revenue, amortization of intangibles, acquisition-related costs, and the gain on sale of terminal property, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control, and removes items resulting from acquisitions or one-time transactions that do not reflect our core operating performance. Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are not substitutes for operating revenue, operating income, or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	35.6%	41.1%	36.2%	41.5%
Rent and purchased transportation	6.2%	0.6%	3.4%	0.6%
Fuel	19.5%	16.6%	20.4%	16.2%
Operations and maintenance	4.5%	3.5%	3.8%	3.6%
Operating taxes and licenses	1.6%	2.2%	1.8%	2.2%
Insurance and claims	3.9%	3.3%	3.7%	3.3%
Communications and utilities	0.7%	0.8%	0.7%	0.7%
Depreciation and amortization	12.7%	16.6%	13.4%	17.0%
Other operating expenses	5.1%	3.6%	5.2%	3.5%
Gain on disposal of property and equipment	(2.5)%	(10.0)%	(15.1)%	(6.0)%
	87.3%	78.2%	73.5%	82.8%
Operating income	12.7%	21.8%	26.5%	17.2%
Interest income	0.2%	0.1%	0.2%	0.1%
Interest expense	(0.9)%	—%	(0.5)%	—%
Income before income taxes	12.0%	21.9%	26.2%	17.3%
Income taxes	3.1%	5.9%	6.9%	4.5%
Net income	8.9%	16.0%	19.3%	12.8%

Three Months Ended September 30, 2022 Compared With the Three Months Ended September 30, 2021

The Company acquired CFI on August 31, 2022 and therefore the operating results of the Company for the three months ended September 30, 2022 includes the operating results of CFI for the month of September. The Company acquired Smith Transport on May 31, 2022 and therefore the operating results of the Company for the three months ended September 30, 2022 includes the operating results of Smith Transport. CFI's operations for the 30-day period after acquisition and Smith Transport impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, operations and maintenance, operating taxes and licenses, insurance and claims, communications and utilities, deprecation and amortization, other operating expenses, and interest expense in 2022 compared to 2021 as further explained below.

Our quarterly operating ratio was 87.3% and 83.7% non-GAAP adjusted operating ratio as compared to the prior year 78.2% and 74.5%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $24.4 million for the three months ended September 30, 2022 and $24.5 million during the period ended September 30, 2021, a decrease of 0.2%. The worsening of operating ratio and adjusted operating ratio are primarily due to the recent acquisitions of Smith Transport and CFI that are operating with a higher relative cost structure and higher operating ratio as compared to Heartland Express and Millis Transfer. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and now CFI, focused on improving the consolidated operating ratio.

Operating revenue increased $121.4 million (79.5%), to $274.0 million for the three months ended September 30, 2022 from $152.6 million for the three months ended September 30, 2021. The increase in revenue was primarily due to the acquisitions of Smith Transport and CFI driving an increase in total miles resulting in the increase in trucking and other revenues of $93.5 million (70.3%). Further contributing to this increase was an increase to fuel surcharge revenue of $27.9 million (141.9%) from $19.6 million in 2021 to $47.5 million in 2022. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the increased number of drivers providing capacity following the Smith Transport and CFI acquisitions. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily due to the acquisitions of Smith Transport and CFI driving an increase in loaded miles combined with higher average DOE diesel fuel prices (53.5%) during the three months ended September 30, 2022 compared to September 30, 2021, as reported by the DOE.

Salaries, wages, and benefits increased $34.7 million (55.3%), to $97.4 million for the three months ended September 30, 2022 from $62.7 million in the 2021 period. Salaries, wages, and benefits increased primarily due to the additions of Smith Transport and CFI, along with increased driver wage rates as compared to the prior year. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Rent and purchased transportation increased $16.0 million, to $17.0 million for the three months ended September 30, 2022 from $1.0 million for the same period of 2021. The increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including owner operators. Further contributing to the rent and purchased transportation increase was lease expense resulting from the acquisition of Smith Transport along with a terminal lease entered into in May 2022 following the sale of that property.

Fuel increased $28.1 million (111.4%), to $53.4 million for the three months ended September 30, 2022 from $25.3 million for the same period of 2021. The increase was primarily due to the combination of more miles driven and higher average diesel price per gallon (53.5%) as reported by the DOE. Throughout the quarter ended September 30, 2022, we were in an elevated fuel price environment over and above the rising fuel price environment experienced during 2021. Subsequent to the end of the third quarter 2022 the DOE price of fuel remained elevated with the first published average in November 2022 being 42.7% higher than the same week in 2021. The first published rate in November 2022 was approximately 3% more than the third quarter average. We expect to see fuel price volatility through the remainder of 2022.

Operations and maintenance expense increased $6.9 million (128.5%), to $12.3 million during the three months ended September 30, 2022 from $5.4 million in the same period of 2021. The net increase is mainly attributable to the combination of more miles driven and larger fleet size, primarily from the Smith Transport and CFI acquisitions, along with higher costs of parts and materials as a result of production shortages. Due to increased costs and limited availability of new revenue equipment, which we expect to continue throughout 2022 and into early 2023, our revenue equipment trade activity in 2022 was below levels experienced in recent years. At September 30, 2022, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.2 years compared to September 30, 2021 when the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 and early 2023 will significantly increase operations and maintenance expense compared to the rest of the industry.

Operating taxes and licenses increased $1.0 million (31.2%), to $4.3 million during the three months ended September 30, 2022 from $3.3 million in the same period of 2021. The increase resulted from the acquisitions of Smith Transport and CFI.

Insurance and claims expense was $10.8 million during the three months ended September 30, 2022 compared to $5.1 million in 2021 due to an increase in fleet size and miles for our consolidated operations. In recent years we have modified our coverage and risk retention levels to better match the benefit of insurance coverage received to the insurance premiums charged. Based upon our 2022 insurance renewal, we expect to reduce the insurance costs for the remainder of 2022 compared to 2021, excluding costs associated with the operations of Smith Transport and CFI which were incremental to our operations.

Communications and utilities increased $0.7 million (54.0%), to $1.9 million during the three months ended September 30, 2022 from $1.2 million in the same period of 2021. The increase resulted from the growth in terminal locations and fleet size in 2022 through the Smith Transport and CFI acquisitions.

Depreciation and amortization increased $9.5 million (37.6%), to $34.8 million during the three months ended September 30, 2022 from $25.3 million in the same period of 2021 as a result of ongoing fleet replacement strategies and increase in depreciated units from the Smith Transport and CFI acquisitions.

Other operating expenses increased $8.7 million, to $14.1 million during the three months ended September 30, 2022 from $5.4 million in the same period of 2021. The increase resulted from our expanded operating fleet and corporate locations along with a legal settlement.

Gains on the disposal of property and equipment decreased $8.5 million, to a gain on disposal of $6.8 million during the three months ended September 30, 2022 compared to $15.3 million gain on disposal in the same period of 2021. The decrease was primarily due to a significant decrease of equipment sales volume. We do not expect significant gains or losses on equipment obtained from the Smith Transport and CFI acquisitions in the next twelve months.

Interest expense increased $2.3 million during the three months ended September 30, 2022 from zero in the same period of 2021. The interest expense is the result of financing assumed through the Smith Transport acquisition as well as the credit facility entered into coinciding with the CFI acquisition.

Our effective tax rate was 25.9% and 26.9% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate is primarily the result of a decrease in the accrual of tax for uncertain tax positions associated with a decline in volume of related transactions occurring in the three months ended September 30, 2022 compared to the same period of 2021.

Nine Months Ended September 30, 2022 Compared With the Nine Months Ended September 30, 2021

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, and therefore the operating results of the Company for the nine months ended September 30, 2022 includes the operating results of CFI and Smith Transport for one month and four months, respectively. The acquisitions impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, operations and maintenance, insurance and claims, deprecation and amortization, other operating expenses, and interest expense in 2022 compared to 2021 as further explained below.

Our operating ratio for the period was 73.5% and 81.5% non-GAAP adjusted operating ratio as compared to the prior year 82.8% and 80.0%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $118.1 million for the nine months ended September 30, 2022 and $58.9 million during the same period ended September 30, 2021, an increase of 100.4%. The improvement in operating ratio was primarily due to the gain on sale of a terminal property. The worsening of adjusted operating ratio is primarily due to the recent acquisitions of Smith Transport and CFI that are operating with a higher relative cost structure and higher operating ratio as compared to Heartland Express and Millis Transfer. Elevated fuel expense as a percentage of revenue, was an additional contributing factor across our consolidated operations during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in fuel expense is the result of both increased fuel cost and more fuel consumed. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and now CFI, focused on improving the consolidated operating ratio.

Operating revenue increased $154.0 million (33.5%), to $613.1 million for the nine months ended September 30, 2022 from $459.1 million for the nine months ended September 30, 2021. The increase in revenue was the result of the acquisitions of Smith Transport and CFI and an increase in total miles driven along with an overall increase in freight rates over the prior year causing an increase in trucking and other revenues of $101.7 million (25.2%). Further contributing to this increase was an increase to fuel surcharge revenue of $52.3 million (94.1%) from $55.5 million in 2021 to $107.8 million in 2022. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the additional capacity acquired. The driver shortage experienced in 2021 has continued into 2022, and we expect it will continue to impact recruiting and retention efforts for the remainder of 2022. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased as a result of increased loaded miles and higher average DOE diesel fuel prices (57.0%) during the nine months ended September 30, 2022 compared to September 30, 2021, as reported by the DOE.

Salaries, wages, and benefits increased $31.5 million (16.5%), to $221.9 million for the nine months ended September 30, 2022 from $190.4 million in the 2021 period. Salaries, wages, and benefits increased primarily due to the increase in the number of drivers and miles following the acquisitions along with increased driver wage rates. We continue to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Rent and purchased transportation increased $18.0 million, to $20.9 million for the nine months ended September 30, 2022 from $2.9 million for the same period of 2021. The significant increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including owner operators and other third party brokerage relationships. Further contributing to the rent and purchased transportation increase is lease expense from the acquisition of Smith Transport and their leases along with a terminal lease entered into in May 2022, following the sale of that property.

Fuel increased $51.0 million (68.6%), to $125.2 million for the nine months ended September 30, 2022 from $74.2 million for the same period of 2021. The increase was primarily due to higher average diesel price per gallon (57.0%) as reported by the DOE. Throughout the nine months ended September 30, 2022, we were in an elevated fuel price environment over and above the rising fuel price environment experienced during 2021. Subsequent to the end of the third quarter 2022 the DOE price of fuel remained elevated with the first published average in November 2022 being 42.7% higher than the same week in 2021. The first published rate in November 2022 was approximately 3% less than the third quarter average. We expect to see fuel price volatility through the remainder of 2022.

Operations and maintenance expense increased $6.7 million (40.0%), to $23.4 million during the nine months ended September 30, 2022 from $16.7 million in the same period of 2021. The net increase is mainly attributable to an increase in miles driven and increased costs of our expanded fleet of revenue equipment along with higher costs of parts and materials as a result of production shortages. Due to increased costs and limited availability of new revenue equipment, which we expect to continue throughout 2022 and into early 2023, our revenue equipment trade activity in 2022 is anticipated to be significantly below levels experienced in recent years. At September 30, 2022, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.2 years compared to September 30, 2021 when the Company’s tractor fleet had an average age of 1.7 years and the Company's trailer fleet had an average age of 3.3 years. Given our average age of revenue equipment is in the top tier of our industry, we do not believe that extending our trade cycle in 2022 and early 2023 will significantly increase operations and maintenance expense compared to the rest of the industry.

Insurance and claims expense was $22.7 million during the nine months ended September 30, 2022 compared to $15.2 million in 2021 due to increased miles resulting from our expanded operating fleet.

Depreciation and amortization increased $4.2 million (5.4%), to $82.4 million during the nine months ended September 30, 2022 from $78.2 million in the same period of 2021 as a result of ongoing fleet replacement strategies and increase in depreciated units from the Smith Transport and CFI acquisitions.

Other operating expenses increased $16.0 million, to $32.2 million during the nine months ended September 30, 2022 from $16.2 million in the same period of 2021. The increase resulted from our expanded operating fleet and corporate locations along with a legal settlement.

Gains on the disposal of property and equipment increased $65.5 million, to a gain on disposal of $92.8 million during the nine months ended September 30, 2022 compared to $27.3 million gain on disposal in the same period of 2021. The increase was primarily due to a $73.2 million gain on the sale of a terminal property.

Interest expense increased $2.5 million during the nine months ended September 30, 2022 from zero in the same period of 2021. The interest expense is the result of financing assumed through the Smith Transport acquisition as well as the credit facility entered into coinciding with the CFI acquisition.

Our effective tax rate was 26.5% and 25.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring in nine months ended September 30, 2022.

Liquidity and Capital Resources

The growth of our business requires significant investments in new revenue equipment. Historically, except for acquisitions, we have been debt-free, funding revenue equipment purchases with our primary sources of liquidity, cash flow provided by operating activities and proceeds from sales of used equipment. In conjunction with the acquisition of CFI on August 31, 2022, (the “CFI Closing Date”), Heartland entered into a $550.0 million unsecured credit facility which included a $100.0 million revolving line of credit (“Revolving Facility”) and $450.0 million in term loans (“Term Facility” and, together with the

Revolving Facility, the “Credit Facilities”). The Credit Facilities includes a consortium of lenders, including joint bookrunners JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (“Wells Fargo”).

The Credit Facilities replaced the previous credit arrangements in place for the Company which consisted of a November 2013 Credit Agreement with Wells Fargo, along with an asset-based credit facility with Citizens Bank of Pennsylvania that was assumed as part of the acquisition of Smith Transport on May 31, 2022. At September 30, 2022, we had $64.8 million in cash and cash equivalents, $432.7 million in outstanding debt, $32.4 million in finance lease liabilities, $24.4 million in operating lease obligations, and $86.8 million available borrowing capacity on the Revolving Facility.

We intend to diligently pay down the debt we incurred and assumed to complete our most recent acquisitions, while maintaining our regular quarterly dividends and funding our ongoing capital expenditure needs. While we are paying down the debt, we do not currently expect to declare special dividends, repurchase shares of our common stock, or make significant acquisitions, however we will remain flexible to ensure the best deployment of our capital.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of September 30, 2022 was $68.5 million. These commitments extend through the remainder of 2022 and into 2023.

Cash flow provided by operating activities during the nine months ended September 30, 2022 was $112.6 million as compared to $95.7 million during the same period of 2021. This increase was primarily due to a $8.2 million increase in net income net of non-working capital items, along with $8.6 million more cash provided by working capital items. Cash flows provided by operating activities was 18.4% of operating revenues for the nine months ended September 30, 2022 compared with 20.8% for the same period of 2021.

Cash used in investing activities was $621.5 million during the nine months ended September 30, 2022 compared to cash provided by investing activities of $5.0 million during the comparative 2021 period, or a net decrease in cash of $626.5 million. The change in cash used was the combined result of $675.9 million for the acquisition of Smith Transport and CFI partially offset by $49.4 million more net cash provided by net property and equipment. The increase in net cash provided by property and equipment was primarily due to cash received from the sale of a terminal property. The Company currently anticipates a total of approximately $45 to $50 million of net capital expenditures for revenue equipment and ongoing terminal projects in the fourth quarter of 2022, but is contingent upon the current market challenges of pricing and availability. Our CODM makes all revenue equipment and terminal property purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with.

Cash provided by financing activities increased $449.7 million during the nine months ended September 30, 2022 compared to the same period of 2021 due mainly to $447.3 million proceeds from issuance of long-term debt and $31.4 million less cash used for repurchases of common stock during the nine months ended September 30, 2022 as we repurchased no shares compared to 1.8 million shares repurchased during the same period of 2021. This was partially offset by repayments on finance leases and debt which resulted in $29.2 million more cash used during the nine months ended September 30, 2022 as compared to the same period of 2021.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase under the program as of September 30, 2022 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended September 30, 2022 and 1.0 million shares were repurchased in the open market for $16.4 million in the same period of 2021. During the nine months ended September 30, 2022, no shares were repurchased while during the nine months ended September 30, 2021 1.8 million shares were repurchased for $30.9 million. Shares repurchased were accounted for as treasury stock. While we are paying down the debt, we do not currently expect to repurchase shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will be determined by market conditions. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $4.4 million and $8.7 million for income taxes, net of refunds, in the three months ended September 30, 2022 and 2021, respectively. The decrease in net tax payments year over year is the result of tax benefits associated with the acquisition of Smith Transport realized in the current period. We had net payments of $32.7 million and $26.5 million for income taxes, net of refunds, in the nine months ended September 30, 2022 and 2021, respectively. The increase in net tax payments year to date is the result of increased taxable income before taxes year over year, offset by tax paid with returns in 2021 that was not applicable to 2022.

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

Interest Rate Risk

We had $432.7 million debt outstanding and $32.4 million in finance lease liabilities at September 30, 2022. Of the total $465.1 million debt outstanding, $425 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $4.3 million annually based on our current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases during 2021 adjusted for the acquisitions of Smith Transport and CFI, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with adjusted 2021 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $14.0 million in 2022. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2022, a 10% increase in the price of tires would increase our tire purchase expense by $2.9 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

We acquired Smith Transport on May 31, 2022. The results of Smith Transport have been included in our consolidated financial statements since the date of acquisition and represented 12.5% of consolidated total assets as of September 30, 2022, and represented 20.7% and 12.4% of operating revenues for the three and nine months ended September 30, 2022, respectively.

As the acquisition occurred in May 2022 and Smith Transport was previously not subject to SOX 404 requirements, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2022, will exclude Smith Transport's internal controls over financial reporting. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

We acquired CFI on August 31, 2022. The results of CFI have been included in our consolidated financial statements since the date of acquisition and represented 42.9% of consolidated total assets as of September 30, 2022, and represented 20.5% and 9.2% of operating revenues for the three and nine months ended September 30, 2022, respectively. As the acquisition occurred in August 2022, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2022, will exclude CFI's internal controls over financial reporting. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting – Except as described above in relation to the acquisition of Smith Transport and CFI, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information presented below supplements such risk factors and should be read in conjunction with such risk factors.

Our existing and future indebtedness could limit our flexibility in operating our business or adversely affect our business and our liquidity position.

We have significant indebtedness following our acquisition of CFI and Smith Transport. Our indebtedness may fluctuate from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures, and potential acquisitions. Our current indebtedness, as well as any future indebtedness, could, among other things:

•require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;
•expose us to the risk of increased interest rates relating to any of our indebtedness at variable rates;
•limit our flexibility to plan for and react to changes in our business and/or changing market conditions;
•place us at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us;
•limit our ability to pursue acquisitions or cause us to make non-strategic divestitures; and
•increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on our ability to incur certain additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) we may pay regularly scheduled dividends on our common stock not to exceed $10.0 million during any fiscal year and (b) we may make any other distributions so long as we maintain a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. In addition, the Credit Facilities contain usual and customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis.

Our acquisition of CFI presents certain additional risks to our business and operations.

The acquisition of CFI is the largest acquisition we have made in our history. Given the nature and size of CFI, as well as the structure of the acquisition as a carveout from TFI, the acquisition of CFI presents the following risks, in addition to those risks under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Although we anticipate achieving synergies in connection with the acquisition of CFI, we also expect to incur costs to implement such cost savings measures. Additionally, these synergies could be delayed and may not be achieved. The integration could result in significant unexpected costs. Transaction costs and integration costs related to the acquisition of CFI could adversely affect our results of operations in the period in which such charges are recorded. The acquisition of CFI involves numerous risks, including:

•management’s attention may be diverted from other areas of the Company, especially given the size of CFI and the complexity of integrating CFI into the Company;
•many services, including certain aspects of benefits, payroll, human resources, and information technology, were shared among CFI and other divisions of TFI. Following the acquisition, CFI continues to provide certain services to TFI and TFI continues to provide certain services to CFI until such services can be transferred to the applicable party and our inability to provide or receive such transition services could cause disruptions to our employees, drivers, business, and integration;
•prior to the acquisition, our management team had limited experience with temperature-controlled freight and no experience with Mexican operations and therefore may be challenged in managing the temperature-controlled and Mexican operations, particularly if there were a loss of the CFI management team;
•potential adverse reactions or changes to business relationships, including with customers, employees, drivers, and vendors, resulting from the completion of the acquisition;
•increased risk of significant deficiencies or material weaknesses in internal controls over financial reporting related to CFI’s internal controls;
•the potential loss of professional drivers of CFI or our historical operations due to differences in pay, policies or culture, or other factors, or an increase in costs of recruiting and retaining professional drivers;
•the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, information technology, compliance programs, technology, networks, and other assets;
•the inability to successfully combine our respective businesses in a manner and on a timeline that permits us to achieve the cost savings and other anticipated benefits from the acquisition;
•the challenges associated with known and unknown legal or financial liabilities associated with the acquisition, for which there is no escrow or representation and warranty insurance under the purchase agreement;
•the difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a larger and more complex company.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements, and other benefits that we expect to result from integrating CFI and may cause material adverse short- and long-term effects on our operating results, financial condition, and liquidity. Further, integrating Smith Transport, which was acquired shortly before CFI, could cause further disruptions and difficulties on efforts to integrate CFI, or vice-versa.

Even if we are able to integrate CFI’s operations into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements, or other benefits that we may have expected at the time of acquisition. Also, the cost savings and other benefits from this acquisition may be offset by unexpected costs incurred in integrating CFI, increases in other expenses, or problems in the business unrelated to this acquisition.

In addition, CFI’s Mexican operations subject us to general international business risks, including:

•foreign currency fluctuation;
•changes in Mexico's economic strength;
•difficulties in enforcing contractual obligations and intellectual property rights;
•burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;
•changes in trade agreements and US-Mexico relations;
•theft or vandalism of our revenue equipment; and
•social, political, and economic instability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Stock Purchase Agreement dated May 31, 2022, by and among, Smith Transport, Inc. Employee Stock Ownership Plan and Trust, Smith Transport, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and Todd Smith, in his capacity as Sellers’ Representative. Incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the quarter ended June 30, 2022, dated August 9, 2022.
2.2*	Stock Purchase Agreement, dated August 21, 2022, by and among TForce US Holdco, Inc., TForce TL Holdings USA, Inc., Heartland Express, Inc. of Iowa, and Heartland Express, Inc.
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
10.1*	Credit Agreement, dated August 31, 2022, by and among Heartland Express, Inc., Heartland Express, Inc. of Iowa, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	November 9, 2022	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)