Form 10-K
period 2022-12-31
HEARTLAND EXPRESS INC
filed 2023-03-01
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $0.6 billion. In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates. As of February 24, 2023 there were 78,988,359 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 33,080 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, customer spending, supply chain conditions, and gross domestic product changes; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, repayments of debt, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future growth and acquisitions, our ability to attract and retain drivers and non-driver employees, future driver and employee compensation, including possible compensation increases, future customer relationships, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected independent contractor usage, including the classification of our independent contractors, planned allocation of capital, future equipment costs, future income tax rates and allowable deductions and expense, future insurance and claims expense, future interest rates, future maintenance costs, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with law and regulations, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, potential results of the testing of covenants under the Credit Facilities, expected fuel expense and availability, including strategies for managing fuel costs, reducing unnecessary or unproductive costs, expected functioning and effectiveness of our information systems and other technologies we implement and our ability to safeguard such systems and technology, our ability to react to changing market conditions, and future impact of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” derivations thereof, and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

ITEM 1.    Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, Inc., Smith Trucking, Inc., and Franklin Logistics, Inc. ("Smith Transport"), and Transportation Resources, Inc. and Contract Freighters, Inc. (collectively with certain Mexican entities, "CFI"). On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and certain Mexican entities (collectively, "CFI

Logistica") operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

We, together with our subsidiaries, historically have been a short-to-medium haul truckload carrier with approximately 99.9% of our operating revenue was derived from shipments within the United States with the remainder being Canada and no operations in Mexico. With the acquisition of CFI on August 31, 2022, we significantly expanded our scale and our transportation services. We continue to provide nationwide asset-based dry van truckload service for major shippers from across the U.S. and now including cross border freight to and from Mexico and our consolidated average length of haul has increased to approximately 500 miles. We continue to focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our consolidated operations. Through the acquisition of CFI, we now provide transportation logistics services across Mexico for our customers and provide cross-border freight services for customer loads moving from the United States into Mexico and loads originating from Mexico into the United States. We utilize third party service providers for all miles run in Mexico and to move freight across the US-Mexico border while leveraging terminal locations in the US and Mexico near the border to facilitate these moves. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 30 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-six years from 1986 to 2022, we have grown our revenues to $968.0 million from $21.6 million and our net income has increased to $133.6 million from $3.0 million. For the five year period 2018 through 2022 we had the highest net income, $429.3 million, and highest revenue, $3.4 billion, of any previous five year period. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions through new and existing customers as well as strategic acquisitions. More information regarding our total assets, revenues and profits for the past three years can be found in our “Consolidated Balance Sheets” and “Consolidated Statements of Comprehensive Income” that are included in this report.

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

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition within the last nine years, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain business that fails to meet our operating profile. We have historically been a debt free organization, with the acquisition of CFI we now have a significant amount of debt. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. During 2022, approximately 70% of our loads were less than 500 miles in length of haul. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the U.S. with immaterial revenue derived from Mexico and Canada.

We operate thirty-three terminal facilities throughout the contiguous U.S. and one in Mexico, without driver fueling and maintenance facilities, following the CFI acquisition, in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us opportunities to service and maintain revenue equipment across all subsidiaries, at our facilities on a frequent basis.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. Our CODM evaluates the operational efficiencies of the Company's transportation services and operating performance of terminals on a combined basis based on consolidated operating ratio and reports detailing all of the Company’s load movements, rate per mile, and non-revenue miles. Our reporting units operate centralized computer networks within their respective operations and regular communication to achieve enterprise-wide load coordination. We are actively working to better integrate computer networks across reporting units.

We emphasize customer satisfaction through on-time performance, dependable late-model equipment, and consistent equipment availability to meet the volume requirements of our customers. We also maintain a trailer to tractor ratio that allows us to position trailers at customer locations for convenient loading and unloading. The freight we transport is predominately non-perishable and does not require driver handling. These factors help minimize waiting time, which increases tractor utilization and promotes driver retention.

Customers, Marketing, Safety and Diversity

We seek to transport freight that will complement traffic in our existing service areas and remain consistent with our focus on short-to-medium haul, regional distribution markets, and cross-border freight to and from Mexico. Management believes that building lane density in our primary traffic lanes will minimize empty miles and enhance driver “home time.”

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

•FedEx Express Core Carrier of the Year (12 years in a row)
•FedEx Express Platinum Service Level Award (99.98% On-Time Delivery)
•Home Depot Carrier of the Year (CFI)
•United Sugars Carrier of the Year
•Schneider Logistics Carrier of the Year
•Transplace National Truckload Carrier of the Year
•DHL Truckload Carrier of the Year

During 2022, we were also recognized with the following environmental, operational, safety, and community service awards:

•Newsweek's "America's Most Trustworthy Companies" (#18-Transport, Logistics, and Packaging)
•Top Company for Women to Work for in Transportation (CFI)
•Logistics Management Quest for Quality Award (18 out of the last 20 years)
•Commercial Carrier Journal Top 250 Award
•Wreaths Across America Honor Fleet

These awards are hard-earned and are a direct reflection upon our outstanding group of employees and our focus on excellence in all areas of our business.

Our primary customers include retailers, manufacturers and parcel carriers. Our 25, 10, and 5 largest customers accounted for approximately 61%, 41%, and 27% of our operating revenues, respectively, in 2022. Further diversification of customers was the result of the Smith Transport and CFI acquisitions in 2022. During 2021, our 25, 10, and 5 largest customers were approximately 75%, 52%, and 36%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as no customer accounted for more than 10% of our operating revenues in 2022. One customer accounted for more than 10% of our operating revenues in 2021 at 10.0%, while no customer accounted for more than 10% of our 2020 operating revenues.

Environmental and Sustainability

We have adopted an "Environmental and Sustainability Mission". This document portrays our commitment to the environment and sustainability through our long track record of successful business practices. Through equipment designs, equipment replacement strategies, idle reduction techniques, solar energy and battery usage, and practices at each of our terminals, we are focused on reducing waste and conserving energy. Heartland's sustainability efforts are endorsed and overseen by senior management throughout the Company. Our efforts have been recognized by the US EPA SmartWay Excellence Award in seven of the last nine years of award consideration.

Human Rights

We have adopted a "Human Rights Mission". This document portrays our commitment to human rights through diversity and inclusion, workplace safety and health, and prohibitions on forced labor and human trafficking. Heartland's human rights efforts are endorsed and overseen by senior management throughout the Company. The Company is a sponsor of the organization, “Truckers Against Trafficking” (TAT). TAT exists to educate, equip, empower and mobilize members of the trucking, bus and energy industries to combat human trafficking.

Seasonality

We operate in a cyclical industry, within any given year there is also seasonality to typical freight patterns. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling in extreme weather conditions, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems. If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives. During the year ended December 31, 2022, we employed an average of approximately 4,710 people compared to approximately 3,180 people during the year ended December 31, 2021. As of the end of February 2023 we employed approximately 6,500 employees. The increase in employees as of December 31, 2022 was predominantly due to the acquisitions of Smith Transport and CFI in May and August, respectively. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the years ended December 31, 2022 and 2021, independent contractors accounted for approximately 2.7% and 0.7% of our total miles, respectively. The increase in independent contractor miles is due to the CFI acquisition. We also utilize third party carriers to facilitate our Mexico logistics operations, following the CFI acquisition. These expenses are presented as rent and purchased transportation costs.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging in 2022 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability began to change late in 2022 and to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have increased wages and enhanced the compensation for our drivers multiple times in the last three years. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

In response to the driver shortage in our industry, the Company continues to evaluate and pursue the expansion of driver training schools. Millis Transfer has operated a driver training school program, Millis Training Institute, since 1989. Millis Training Institute is a driver training program dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. This driver training program currently provides a source of qualified professional drivers for our Company. The driver training program offers an additional opportunity to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers. During 2022, we rolled out the first Heartland Training Institute location in Phoenix, Arizona, modeled after the successful program in place at Millis Transfer. We will continue to evaluate this training program for future expansion. Further, CFI has partnered with training facilities as a source of driver trainees, but does not operate a driver training school program.

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

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance. Our drivers, along with the Company, benefit from the latest safety technologies and features that we choose to equip our tractors with. The modern fleet appeals to new drivers and aids in the retention of current drivers. Deploying this core strategy, along with idle management and driver comfort technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award in seven of the last nine years of award consideration.

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

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share.

At December 31, 2022, all of our operating tractor fleet was equipped with event recorders and accident avoidance technology. All over-the-road tractors are equipped with mobile communication systems that comply with the latest ELD regulations. These units are the base communication with our drivers. This technology allows for efficient communication with our drivers regarding freight and safety (e.g. weather shutdowns), as well as fueling decisions, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance and efficiency.

As of December 31, 2022 the average age of our tractor fleet was 2.0 years compared to 1.4 years at December 31, 2021. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 6.3 years at December 31, 2022 compared to 3.4 years at December 31, 2021. The average age of our tractor and trailer fleets was impacted by the inclusion of the Smith Transport and CFI equipment obtained through our 2022 acquisitions.

We obtain a small portion of our tractor capacity through the use of independent contractors who own their own tractor equipment, although our use of independent contractors is not material to our overall operations, the portion of independent contractors has increased as a result of the CFI acquisition. Independent contractors are responsible for the maintenance of their equipment.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We mainly purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts. In addition, bulk fuel sites are maintained at twenty-five of our terminal locations. We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites. We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks. We also have insurance policies in place for the operation of our tanks located at terminal locations. Increases in fuel prices can have a significant adverse effect on the results of operations given the amount of fuel we consume. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases. For the years ended December 31, 2022, and 2021, fuel expense was $194.6 million and $99.6 million, or 25.0% and 19.8%, respectively, of our total operating expenses. For the years ended December 31, 2022 and 2021, fuel surcharge revenues were $169.2 million and $76.1 million, respectively. Department of Energy (“DOE”) average price of fuel increased 51.8% in 2022 compared to 2021, which had a corresponding negative impact on our net fuel cost, before the impacts of improved fleet efficiency, for the year ended December 31, 2022 compared to 2021. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. During March 2022 DOE average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost remained above this elevated threshold for the period from March through December 31, 2022, although the DOE weekly average for the last four weeks of December fell below $5.00 per gallon. The average DOE price was $4.99 for 2022, which is the highest annual average on record since tracking began in 1994. The trend of fuel prices below the $5.00 per gallon threshold has continued through the first eight weeks of 2023. While this is an improvement compared to the majority of 2022, the latest DOE diesel fuel price in February 2023 is up 6.0% compared to the same week of 2022.

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

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022. While the current levels are down compared against those unprecedented levels experienced during 2021, overall we continue to have more opportunities to haul freight than we are able to cover with our existing fleet and available drivers. We expect freight demand to remain challenged at lower demand levels in at least the first half of 2023 based upon the freight demand experienced in January and February of 2023 and expected normal seasonal trends. However, continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2023.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given a shortage of qualified drivers in the industry and availability of revenue equipment assets. We have completed two recent strategic acquisitions to combat these industry challenges. In addition, we continue to evaluate and explore different driving options and offerings for our existing and potential new drivers across our unique mix of driver offerings at Heartland Express, Millis Transfer, Smith Transport, and CFI.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with lingering effects of the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging in the first half of 2022 as freight demand remained strong. However, driver availability began to change late in 2022 and to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers. Although we expect driver availability and hiring to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least three to six months of over-the-road experience and safe driving records. The Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have increased wages and enhanced the compensation for our drivers multiple times in the last three years. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

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

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo. For Heartland Express, Millis Transfer and CFI insurance coverage has retention of $2.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. There is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. Liabilities in excess of these deductibles are covered by insurance up to $60.0 million including retention of 50% of exposure from $5.0 million to $10.0 million. We retain any liability in excess of $60.0 million. Smith Transport has the same insurance coverage except with a lower retention of $0.5 million for any individual claim. We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million. We act as a self-insurer for property damage to our tractors and trailers. We maintain a general insurance coverage policy for our terminal facilities with a $0.25 million deductible.

Regulation

Transportation Regulations

We are a common and contract motor carrier regulated by the DOT and various state and local agencies. We operate under DOT authorities respective to our four individual operating brands. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and HOS. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' HOS, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020, the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Since that time, we have seen a slight increase in the productivity of our drivers. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, for each of our respective DOT authorities, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit." Thus, a carrier with no rating would be deemed fit. Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on an ongoing basis. This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America's Surface Transportation Act (“FAST Act”) and that the FMCSA must first finalize its review of the Compliance Safety Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. Additionally, the FMCSA is conducting a study on the causation of large-truck crashes, which is expected to gather data through 2024. Although it remains unclear whether such study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regards to safety and fitness.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP expands the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, any determinations of not preventable crashes will be noted on a driver’s Pre-Employment Screening Program report.

The FMCSA published a final rule in December 2015 that required the use of ELDs or automatic onboard recording devices (“AOBRs”) by nearly all carriers by December 2017 (the "2015 ELD Rule"). The use of AOBRs was permitted until December 2019, at which time the use of ELDs was required. We were compliant with both aspects of the 2015 ELD Rule within the requisite deadlines. We believe that more effective HOS enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to HOS requirements and may further reduce industry capacity.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading, or transferring to a CDL. This new action allowed states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA indicated it would allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, beginning in November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a Notice of Proposed Rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. Public comment on the proposed rule closed in April 2022, with industry participants generally being in favor. It is unclear if, and when, a final rule may be put in place, however. Any final rule may reduce the number of available drivers. We currently perform urine testing but are testing and monitoring the use of hair specimen testing at one of our subsidiaries. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel as early as the first quarter of 2023.

Other rules have been recently proposed or made final by the FMCSA, including: (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking certain endorsements, including a hazardous materials endorsement, known as the Entry-Level Driver Training regulations (the "ELDT Regulations"), which was made final in December 2016, with an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. The ELDT Regulations, among other things, unify driver training curriculum nationwide by mandating certain theory and behind-the-wheel training standards prior to taking the skills test, and require commercial driving schools and other training programs (including ours) to implement such curriculum and register with the FMCSA’s Training Provider Registry, certifying that their curriculum meets the new standards. The rules generally do not apply retroactively, however, so current holders of commercial driver’s licenses will largely be unaffected. That being said, these rules could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. They may also result in an increase in the time and expense required to operate or expand our driver training schools and programs, which could adversely affect our results and profitability. In February 2023, the FMCSA issued a supplemental Notice of Proposed Rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment on the supplemental notice will remain open until March 2023, and it remains to be seen, what, if any, final rules will stem therefrom. Additionally, the FMCSA in conjunction with the National Highway Traffic Safety

Administration ("NHTSA"), have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. Such proposal is anticipated as early as March 2023, but it remains uncertain what exactly it may require, and whether a final rule will ultimately be put into place.

Our industry is also subject to a number of recently proposed rules which mandate the use of speed-limiting devices in certain commercial motor vehicles. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. Furthermore, in April 2022, the FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program, is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The Safe Driver Pilot Apprenticeship Program is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” As such, and in an attempt to rein in companies engaging in brokerage services without proper FMCSA authority, the FMCSA issued interim guidelines in November 2022, which, among other things, (i) contained a multitude of factors relevant to determining whether a dispatch service actually requires brokerage authority, (ii) clarified that operating as an unauthorized broker carries civil penalties of up to $10,000 per violation, and (iii) clarified that the handling of funds in shipper-motor carrier transactions is an important consideration (pointing towards a broker designation) in the determination of whether someone is a broker or simply an agent. The FMCSA also clarified, however, that any determination will be highly fact specific and will entail determining whether the person or company is engaged in the allocation of traffic between motor carriers. Several of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations. Additionally, in a January 2023 Notice of Proposed Rulemaking, the FMCSA proposed more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The Notice of Proposed Rulemaking considers regulatory modifications in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the proposal would allow brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The proposal also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Adoption of these changes could negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

In June 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal pre-emption, and would expose freight brokers to a patchwork of state regulations across the United States. This development potentially calls into question freight brokers’ ability to rely on federal agency standards in selecting motor carriers, given the carrier involved in the accident was allegedly in good standing with the FMCSA when it was chosen to transport the load. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In September 2022, the FMCSA issued an advance Notice of Proposed Rulemaking that would require fleets and owner-operators to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice.

In November 2022 Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Industry groups are generally in favor of the bill, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In December 2018, the FMCSA granted a petition filed by the American Trucking Association and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize ("PRO") Act, which was passed by the U.S. House of Representatives and received by the Senate in March 2021 and remains with the Senate's Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. Additionally, in October 2022, the Department of Labor proposed a new rule regarding independent contractor classification, which if adopted, would evaluate an employer's relationship with workers under six categories to determine whether such worker should be classified as an independent contractor based on a totality of the circumstances and the economic realities of such relationship. It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the Supreme Court to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction remained in place until the Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. While the stay of the AB5 mandate provided temporary relief to the enforcement of AB5, the CTA and other industry groups are continuing to bring challenges against AB5 and it remains unclear whether the CTA or other industry groups will ultimately be successful in receiving future injunctions or in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that utilize lease-purchase independent contractor programs have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify as employees certain independent contractors that participated in lease-purchase programs. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Independent contractors currently represent a small portion of our fleet.

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

In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards"). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2022 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards (described in further detail below).

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from today’s levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a multi part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” The EPA has indicated that it plans to release proposals for the remaining steps in the Clean Trucks Plan by the end of March 2023 and is targeting 2027 for these new standards to take effect. The EPA has also previously indicated it is working on enacting additional, more stringent, greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other climate-change proposals, including those that contemplate regulatory limits on carbon emissions and fuel consumption. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with Oregon, Washington, New York, New Jersey, and Massachusetts already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. CARB is also in the process of considering and finalizing what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles beginning in 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The proposed ACF regulations, generally set to begin in January 2024, apply to three categories of fleet operators: (1) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (2) drayage fleets, and (3) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (i) ensuring that all new vehicles added to the fleet be zero emission, and removing older vehicles once their statutory useful life is reached, or (ii) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

In April 2016, the Food and Drug Administration (“FDA”) published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA"). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items. These requirements took effect for larger carriers in April 2017 and are applicable when performing as a carrier or as a broker. We believe we are in compliance with these requirements. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. Amongst other considerations, the Inflation Reduction Act contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other U.S. tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

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

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and effect our industry in the long-term. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior finalization.

Given COVID-19’s considerable effect on our nation and industry, the FMCSA previously issued and/or extended various temporary responsive measures in response to COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the hours of service waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.

In November 2021 the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the Supreme Court. This Emergency Rule was subsequently withdrawn by OSHA in January 2022. However, any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any future vaccination, testing or mask mandates that apply to drivers would significantly reduce the pool of drivers available to us and our industry, which could further impact the ongoing extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, which are characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which may exacerbate driver shortages and increase driver compensation costs;

•	the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment;

•	the impact of the COVID-19 pandemic;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to weather, pandemics, congestion, strikes, work stoppages, or work slowdowns at our facilities, or at a customer, port, border crossing, or other shipping related facilities;

•	increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; and

•	rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, further developments in the COVID-19 outbreak, strikes or other work stoppages at our facilities or at customer, vendor, port, border or other shipping locations, armed conflicts, including the conflict in Ukraine, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, lack of availability of new equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

•	the Heartland, Millis Transfer, Smith Transport, and CFI brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified) which could result in the loss of value attributable to our brand and reduced demand for our services.

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

The conflict between Russia and Ukraine, expansion of such conflict to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, or Ukraine, we may be affected by the broader consequences of the Russia and Ukraine conflict or expansion of such conflict to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties in attracting and retaining qualified drivers, including independent contractors, may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other similar outbreaks. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, drug and alcohol testing national database, government imposed measures related to future outbreaks of COVID-19 or other similar outbreaks, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA, the drug and alcohol clearing house, and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

The acquisition of CFI is the largest acquisition we have made in our history. Given the nature and size of CFI, as well as the structure of the acquisition as a carveout from the seller, the acquisition of CFI presents the following risks.

Although we anticipate achieving synergies in connection with the acquisition of CFI, we also expect to incur costs to implement such cost savings measures. Additionally, these synergies could be delayed and may not be achieved. The integration could result in significant unexpected costs. Transaction costs and integration costs related to the acquisition of CFI could adversely affect our results of operations in the period in which such charges are recorded. The acquisition of CFI involves numerous risks, including:

•	management’s attention may be diverted from other areas of the Company, especially given the size of CFI and the complexity of integrating CFI into the Company;

•	many services, including certain aspects of benefits, payroll, human resources, and information technology, were shared among CFI and other divisions of the seller. Following the acquisition, CFI continues to provide certain services to the seller and the seller continues to provide certain services to CFI until such services can be transferred to the applicable party and our inability to provide or receive such transition services could cause disruptions to our employees, drivers, business, and integration;

•	prior to the acquisition, our management team had limited experience with temperature-controlled freight and brokerage operations and no experience with Mexican operations and therefore may be challenged in managing the temperature-controlled freight, brokerage operations, and Mexican operations, particularly if there were a loss of the CFI management team;

•	potential adverse reactions or changes to business relationships, including with customers, employees, drivers, and vendors, resulting from the completion of the acquisition;

•	increased risk of significant deficiencies or material weaknesses in internal controls over financial reporting related to CFI’s internal controls;

•	the potential loss of professional drivers of CFI or our historical operations due to differences in pay, policies or culture, or other factors, or an increase in costs of recruiting and retaining professional drivers;

•	the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, information technology, compliance programs, technology, networks, and other assets;

•	the inability to successfully combine our respective businesses in a manner and on a timeline that permits us to achieve the cost savings and other anticipated benefits from the acquisition;

•	the challenges associated with known and unknown legal or financial liabilities associated with the acquisition, for which there is no escrow or representation and warranty insurance under the purchase agreement;

•	the difficulties in retaining key management and other key employees; and

•	the challenge of managing the expanded operations of a larger and more complex company.

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

In addition, CFI’s Mexican operations subject us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in Mexico's economic strength;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;

•	changes in trade agreements and US-Mexico relations;

•	theft or vandalism of our revenue equipment; and

•	social, political, and economic instability

If fuel prices increase significantly, our results of operations could be adversely affected.

Our operations are dependent upon fuel. Prices and availability of petroleum products are subject to political, economic and geographic events, cyber attacks, global conflicts, and market factors, as well as weather-related events and other natural disasters (foreign and domestic), which could increase in frequency and severity due to climate change, each of which are outside our control and may lead to fluctuations in the cost and availability of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. In 2022, certain regions of the United States experienced short-term shortages of diesel fuel. Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate.

Because our operations are dependent upon fuel, significant increases in fuel costs, as well as widespread or long-term fuel shortages, rationings, or supply disruptions of diesel fuel could materially and adversely affect our results of operations and financial condition, particularly if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows and lead to fluctuations in our levels of reimbursement, which have occurred in the past. In addition, the terms of each customer's fuel surcharge agreement vary, and certain customers have sought to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. During periods of low freight volumes, customers may use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that our fuel surcharge programs can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge programs.

We depend on third-party providers for our brokerage services, and service instability from these providers could increase our operating costs and reduce our ability to offer such services, which could adversely affect our revenue, results of operations, and customer relationships.

Our brokerage operations are dependent upon the services of third-party capacity providers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight. This reliance could also cause delays in reporting certain events, including recognizing revenue and claims. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages increased equipment prices, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates.

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

Our business depends on the efficient and uninterrupted operation of our information and communications systems and other technology assets, including the data contained therein and our communication system with our fleet of revenue equipment. We currently use centralized computer networks within each operating company and regular communication to achieve system-wide load coordination. We are actively working to further integrate our computer networks. Our operating systems are critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. Furthermore, data privacy laws, which provide data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. We do not carry a corporate-wide cybersecurity insurance policy. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. Our business results in a substantial number of claims and litigation related to workers’ compensation, auto liability, general liability, cargo and property damage claims, personal injuries, and employment issues as well as employees’ health insurance. We self-insure for a portion of our claims, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. See Note 8 of the consolidated financial statements for more information regarding our self-insured retention amounts. We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses over our reserved amounts. Due to our high retained amounts, we have significant exposure to fluctuations in the number and severity of claims. If we are required to reserve or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. At our policy renewal in April 2020, we reduced our excess insurance coverage. Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

In connection with our acquisition of CFI, our use of independent contractors has increased, but they still represent a small portion of our fleet. Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time. While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax. For further discussion of the laws impacting the classification of independent contractors, please see "Regulation" under “Item 1. Business.”

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

We have in the past, and currently, exceeded the FMCSA's established intervention thresholds in certain of the seven CSA safety-related categories among our respective operating authorities. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have put procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

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

Governmental agencies continue to enact more stringent laws and regulations to reduce engine emissions. These laws and regulations are applicable to engines used in our revenue equipment. We have incurred and continue to incur costs related to the implementation of these more rigorous laws and regulations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.

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

Our Environmental and Sustainability Mission and other disclosures regarding our environmental initiatives reflect some of our initiatives and are not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation

FINANCIAL RISKS

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

We have significant indebtedness following our acquisition of CFI and Smith Transport. Our indebtedness may fluctuate from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures, and potential acquisitions. Our current indebtedness, as well as any future indebtedness, could, among other things:

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•	expose us to the risk of increased interest rates relating to any of our indebtedness at variable rates;

•	limit our flexibility to plan for and react to changes in our business and/or changing market conditions;

•	place us at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us;

•	limit our ability to pursue acquisitions or cause us to make non-strategic divestitures; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

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

Our historical policy of operating newer equipment requires us to expend significant amounts annually to maintain a newer average age for our fleet of revenue equipment. We expect to pay for projected capital expenditures with cash flows from operations, proceeds from sales of equipment being replaced, and with proceeds of borrowings if necessary. If we are unable to generate sufficient cash from operations, or proceeds from sales of equipment being replaced, or utilize borrowing capacity on our Credit Facilities, we would need to seek alternative sources of capital, including additional financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain additional financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and decreased demand for and value of used equipment could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers, including significant increases in recent quarters, and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with governmental regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and the future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future. In addition, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of raw materials, other key components or labor. A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Some tractor and trailer manufacturers are still experiencing shortages of certain component parts and supplies, including semiconductor chips, forcing such manufacturers to curtail or suspend their production. This could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. An inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation, particularly our maintenance expense and driver retention.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, or we may have to record impairments of the carrying value of our equipment, any of which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. We have seen a slight softening of the used equipment market recently.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2022, we had goodwill of $320.7 million and other intangible assets of $103.7 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2022, the Company had a total deferred income tax liability of $207.5 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

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

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the outbreak, variants of the virus, the distribution and availability of vaccines and treatments for the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

The following table provides information regarding our terminal facilities with shop and maintenance, fueling services or other significant operations:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Alvarado, Texas	Yes	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	No	Owned
Boise, Idaho	Yes	Yes	No	Owned
Canonsburg, Pennsylvania	Yes	No	Yes	Leased
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Carthage, Missouri	Yes	Yes	No	Leased
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Joplin, Missouri	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Laredo, Texas	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Nuevo Laredo, Mexico	Yes	No	No	Owned
Olive Branch, Mississippi	Yes	Yes	Yes	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Leased
Richfield, Wisconsin	Yes	Yes	No	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Roaring Spring, Pennsylvania	Yes	Yes	Yes	Owned
Sanford, Florida	Yes	No	No	Owned
Seagoville, Texas	Yes	Yes	Yes	Leased
Tacoma, Washington	Yes	Yes	Yes	Owned
Taylor, Michigan	Yes	No	No	Owned
Trenton, Ohio	Yes	Yes	Yes	Owned
West Memphis, Arkansas	Yes	No	Yes	Owned
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

As of February 24, 2023, we had 300 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program. However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

During 2022 the Company paid regular quarterly dividends totaling $0.08 the year. During 2021 the Company paid a special dividend of $0.50 per share on outstanding shares at the time of the special dividend declaration which was in addition to the regular quarterly dividends declared totaling $0.08 for the year. The special dividend payment amounted to $39.5 million.

Stock Repurchase

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2022. There were no shares repurchased in the open market during the year ended December 31, 2022 and 1.8 million shares repurchased in 2021. Shares repurchased during 2021 were accounted for as treasury stock.

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

Stock-Based Compensation

For information regarding the securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this report.

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

Overview

We, together with our subsidiaries, historically have been a short-to-medium haul truckload carrier with approximately 99.9% of our operating revenue was derived from shipments within the United States with the remainder being Canada and no operations in Mexico. With the acquisition of CFI on August 31, 2022, we significantly expanded our scale and our transportation services. We continue to provide nationwide asset-based dry van truckload service for major shippers from across the U.S. and now including cross border freight to and from Mexico and our consolidated average length of haul has increased to approximately 500 miles. We continue to focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer truckload temperature-controlled transportation services and logistics services in Mexico, which are not significant to our consolidated operations. Through the acquisition of CFI, we now provide transportation logistics services across Mexico for our customers and provide cross-border freight services for customer loads moving from the United States into Mexico and loads originating from Mexico into the United States. We utilize third party service providers for all miles run in Mexico and to move freight across the US-Mexico border while leveraging terminal locations in the US and Mexico near the border to facilitate these moves. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 30 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

Our long-term objectives, which have not changed since we were founded in 1978, are to achieve significant growth, to operate with a low-80s operating ratio (operating expenses as a percentage of operating revenue), and to maintain a debt-free balance sheet. We maintain a disciplined approach to cost controls. We do this by scrutinizing all expenditures, prioritizing expenses that improve our drivers' experience or our customer service, minimizing non-driving personnel through proven technology when the cost of doing so is justified, and operating late-model tractors and trailers with sound warranty coverage and enhanced fuel efficiency. With the two acquisitions of Smith Transport and CFI we now have debt. Also, our operating ratio has been pressured by the operations of the two entities acquired as their operating ratios were in the 90's at the date of acquisition. We anticipate getting back to debt free and low 80's operating ratio as we integrate the operations of these two entities.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Developments

On May 31, 2022 we completed our fourth acquisition within nine years. We acquired all the outstanding equity of Smith Transport. The Smith Transport acquisition added additional dry van truckload capacity to our core operations and this resulted in increased revenues and increased operating costs after May 31, 2022. Therefore, our financial results for 2022 only include Smith Transport activity from June 1, 2022 to December 31, 2022.

On August 31, 2022 we completed our fifth acquisition within nine years. We acquired all the outstanding equity of CFI. The CFI acquisition added additional dry van truckload capacity to our core operations and this resulted in increased revenues and increased operating costs after August 31, 2022. Therefore, our financial results for 2022 only include CFI activity from September 1, 2022 to December 31, 2022.

In 2022, we generated operating revenues of $968.0 million, including fuel surcharges, net income of $133.6 million, and basic net income per share of $1.69 on basic weighted average outstanding shares of 78.9 million. This compared to operating revenues of $607.3 million, including fuel surcharges, net income of $79.3 million, and basic net income per share of $1.00 on basic weighted average outstanding shares of 79.6 million in 2021. We posted an 80.5% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2022, compared to 82.6% for the same period of 2021, and an 13.8% net margin (which represents net income as a percentage of operating revenues) for 2022, compared to 13.1% in the same period of 2021. We posted an 84.8% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2022 compared to 79.7% for the same period of 2021. We had total assets of $1.7 billion and total stockholders' equity of $855.5 million at December 31, 2022. We achieved a return on assets of 9.8% and a return on equity of 16.4% over the year ended December 31, 2022, compared to 8.4% and 10.9% respectively, for 2021.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating income, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)

Operating revenue	$967,996	$607,284
Less: Fuel surcharge revenue	169,173	76,116
Operating revenue excluding fuel surcharge revenue	798,823	531,168

Operating expenses	779,638	501,877
Less: Fuel surcharge revenue	169,173	76,116
Less: Amortization of intangibles	3,653	2,390
Less: Acquisition-related costs	2,254	—
Less: Gain on sale of a terminal property	(73,175)	—
Adjusted operating expenses	677,733	423,371

Operating income	188,358	105,407
Adjusted operating income	$121,090	$107,797

Operating ratio	80.5%	82.6%
Adjusted operating ratio	84.8%	79.7%

(a) Operating revenue excluding fuel surcharge revenue, as reported in this annual report is based upon operating revenue minus fuel surcharge revenue. Adjusted operating income as reported in this annual report is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue, non-cash amortization expense related to intangible assets, acquisition-related legal and professional fees, and the gain on sale of a terminal property. Adjusted operating ratio as reported in this annual report is based upon operating expenses, net of fuel surcharge revenue, amortization of intangibles, acquisition-related costs, and the gain on sale of terminal property, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control, and removes items resulting from acquisitions or one-time transactions that do not reflect our core operating performance. Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are not substitutes for operating revenue, operating income, or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Our cash flow provided by operating activities for the twelve months ended December 31, 2022 was $194.7 million or 20.1% of operating revenues, compared to $123.4 million or 20.3% of operating revenues in 2021. During 2022, we used $663.3 million in net investing cash flows, which was primarily the result of $675.9 million net cash used for the acquisitions of Smith Transport and CFI, partially offset by $12.2 million of cash provided by net proceeds of property and equipment. We used $160.6 million to purchase property and equipment and received $172.8 million from the sales of property and equipment. We had net cash of $359.3 million provided by financing activities including $447.3 million provided by issuance of long-term debt partially offset by $81.5 million of repayments of finance leases and debt and $6.3 million used to pay dividends to our shareholders. As a result, our cash, cash equivalents, and restricted cash decreased by $109.3 million during the year ended December 31, 2022 to $64.5 million. Unrestricted cash and cash equivalents decreased $108.3 million to $49.5 million.

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022. While the current levels are down compared against those unprecedented levels experienced during 2021, overall we continue to have more opportunities to haul freight than we are able to cover with our existing fleet and available drivers. We expect freight demand to remain challenged at lower demand levels in at least the first half of 2023 based upon the freight demand experienced in January and February of 2023 and expected normal seasonal trends. However, continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2023.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging in 2022 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability began to change late in 2022 and to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have increased wages and enhanced the compensation for our drivers multiple times in the last three years. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

Growth History and Capital Allocation

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition within the last nine years, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain loads that fail to meet our operating profile. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share or short-term revenue volatility. When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally, dependent on our ability to hire drivers that meet our qualifications, and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. We have also deployed available cash opportunistically toward dividends and stock repurchases. However, we expect to focus on paying down the debt resulting from our 2022 acquisitions in 2023. For the periods ended December 31, 2022, our operating cash flows as a percentage of operating revenues five-year average was 23.0%, our three-year average was 22.4%, and most recently for 2022 was 20.1%.

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

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2022, our tractor fleet had an average age of 2.0 years and our trailer fleet had an average age of 6.3 years. During 2023, we expect the age of both our tractor and trailer fleets to remain consistent with the average age at December 31, 2022, based on estimated net capital expenditures in 2023 due to our expectation of a shortage of reasonably priced new revenue equipment available.

Fuel Costs

After salaries, wages, and benefits, fuel expense was our next highest operating cost in 2022. Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2022 and 2021 were $4.99 and $3.29, respectively. The average price per gallon in 2023, through February 20, 2023, was $4.55. During March 2022 the DOE average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost remained above this elevated threshold for the period from March through December 31, 2022, although the DOE weekly average for the last four weeks of December fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued in 2023 as the DOE average through February 20, 2023 was $4.55. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	35.8%	41.2%
Rent and purchased transportation	5.6	0.6
Fuel	20.1	16.4
Operations and maintenance	4.0	3.6
Operating taxes and licenses	1.7	2.3
Insurance and claims	3.6	3.4
Communications and utilities	0.7	0.7
Depreciation and amortization	13.7	17.1
Other operating expenses	5.3	3.5
Gain on disposal of property and equipment	(10.0)	(6.2)
	80.5%	82.6%
Operating income	19.5%	17.4%
Interest income	0.1%	0.1%
Interest expense	(0.9)%	0.0%
Income before income taxes	18.7%	17.5%
Income tax expense	4.9	4.4
Net income	13.8%	13.1%

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, therefore the operating results of the Company for the year ended December 31, 2022 includes the operating results of CFI and Smith Transport for four month and seven months after acquisition, respectively. The acquisitions impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, operations and maintenance, insurance and claims, depreciation and amortization, other operating expenses, and interest expense in 2022 compared to 2021 as further explained below.

Operating revenue increased $360.7 million (59.4%), to $968.0 million for the year ended December 31, 2022 from $607.3 million for the year ended December 31, 2021. The increase in revenue was driven by an increase in trucking and other revenues of $267.7 million and an increase in fuel surcharge revenue of $93.1 million. The increase in trucking and other revenues was primarily from the acquisitions of Smith Transport and CFI. The increased fuel surcharge revenue was the result of increased miles driven as a result of the acquisitions in addition to a 51.8% increase in average DOE fuel cost in 2022. Smith Transport and CFI contributed 34.9% of the operating revenues, for the year ended December 31, 2021, including Smith Transport which contributed 13.3% and CFI which contributed 21.6% of the operating revenues. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the additional capacity acquired. The increase in freight rates, earned on miles driven, was generally due to strong market conditions and demand for our freight services. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels in 2021. However, demand softened each quarter sequentially in 2022 as compared to 2021. While the current levels are down compared against those unprecedented levels experienced during 2021, we continued to have more opportunities to haul freight than we were able to cover with our existing fleet and available drivers. For 2023, we expect freight demand to remain challenged at lower demand levels during the first half of 2023 or longer based-upon the freight demand experienced in January and February of 2023 with expected normal seasonal trends. We expect our operating revenue to grow, primarily from our Smith and CFI acquisitions, partially offset by a weaker freight market.

Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The operating revenues increase was the net result of an increase in loaded miles as a result of more drivers following our 2022 acquisitions along with an increase in the average rate per loaded mile.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased $93.1 million primarily as a result of an increase in average DOE diesel fuel prices of 51.8% during 2022 compared to 2021, as reported by the DOE, along with an increase of miles driven following our 2022 acquisitions.

Rent and purchased transportation increased $50.5 million, to $54.3 million for the year ended December 31, 2022 from $3.8 million for the same period of 2021. The significant increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including independent contractors and other third party brokerage relationships. Further contributing to the rent and purchased transportation increase is lease expense from the acquisition of Smith Transport and their leases along with a terminal lease entered into in May 2022, following the sale of that property.

Salaries, wages, and benefits increased $96.3 million (38.5%), to $346.3 million for the year ended December 31, 2022 from $250.0 million in the 2021 period. Salaries, wages, and benefits increased primarily due to the increase in the number of drivers and support staff following our 2022 acquisitions. In response to current hiring and retention challenges in our industry, we continue to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability began to change late in 2022 and to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Fuel increased $95.0 million (95.4%), to $194.6 million for the year ended December 31, 2022 from $99.6 million for the same period of 2021. The increase in fuel was primarily due to more miles driven following our 2022 acquisitions and higher average diesel price per gallon (51.8%) as reported by the DOE. The average DOE diesel fuel prices per gallon for 2022 and 2021 were $4.99 and $3.29, respectively. During March 2022 DOE average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost remained above this elevated threshold for the period from March through December 31, 2022, although the DOE weekly average for the last four weeks of December fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued through the first seven weeks of DOE average fuel prices in 2023. While this is an improvement compared to the majority of 2022, the latest DOE diesel fuel price in February 2023 is up 10.6% compared to the same week of 2022. We cannot currently predict how long and how much the average diesel prices will remain elevated.

Depreciation and amortization increased $28.9 million (27.8%), to $133.0 million during the year ended December 31, 2022 from $104.1 million in the same period of 2021. The increase in depreciation and amortization is a result of ongoing fleet replacement strategies and increase in depreciated units from the Smith Transport and CFI acquisitions. We expect depreciation expense in 2023 to be approximately $200 million to $210 million.

Operating and maintenance expense increased $17.6 million (81.6%), to $39.1 million during the year ended December 31, 2022, from $21.5 million in the same period of 2021. Operating and maintenance costs increase is mainly attributable to an increase in miles driven and increased costs of our expanded fleet of revenue equipment following our 2022 acquisitions along with higher costs of parts and materials as a result of production shortages. Due to increased costs and limited availability of new revenue equipment, which we expect to continue into early 2023, our revenue equipment trade activity in 2022 was significantly below levels experienced in recent years. There was a 60.9% decrease in volume of trailers sold during 2022 as compared to 2021, and a 49.1% decrease in the quantity of tractors sold. At December 31, 2022, the Company’s tractor fleet had an average age of 2.0 years and the Company's trailer fleet had an average age of 6.3 years. The average age of our tractor and trailer fleets was increased by the inclusion of the Smith Transport and CFI equipment obtained through our 2022 acquisitions.

Operating taxes and licenses expense increased $2.8 million (20.5%), to $16.4 million during the year ended December 31, 2022 from $13.6 million in 2021, due to an increase in number of revenue equipment units (tractors and trailers) licensed in 2022 as compared to 2021. The increase in number of revenue units licensed is the result of our 2022 acquisitions.

Insurance and claims expense increased $13.6 million (65.4%), to $34.4 million during the year ended December 31, 2022 from $20.8 million in 2021. There was an increase in severity and frequency of claims as well as an increase in risk exposure resulting from more miles driven, along with an increase in insurance premiums in 2022 compared to 2021. In addition, the overall cost to insure our revenue equipment, on a per unit basis, has increased year-over-year due to a lack of insurance capacity across the transportation industry mainly as a result of the current legal environment. We expect that insurance premiums will continue trending upward. In recent years we have modified our coverage to better match the benefit of insurance coverage received to the insurance premiums charged. We will continue this evaluation with our 2023 insurance renewal, which could result in a change to our coverage limits and insurance premium costs.

Other operating expenses increased $30.0 million (140.3%), to $51.4 million, during the year ended December 31, 2022 from $21.4 million in 2021, due mainly to increased variable costs associated with the increase of revenue equipment units in our fleet and miles driven as a result of our 2022 acquisitions.

Gains on the disposal of property and equipment increased $59.5 million (158.8%), to $96.9 million during the year ended December 31, 2022, from $37.4 million in the same period of 2021. The increase was primarily due to a $73.2 million gain from the sale of a terminal facility, partially offset by a $5.6 million decrease in gains on sales of trailer equipment and a $3.7 million decrease in gains on sales of tractor equipment, with the remaining $4.4 million decrease primarily due to the 2021 sale of a terminal facility. The decrease in gains on trailer sales was primarily due to a 60.9% decrease in volume of trailers sold, partially offset by a 79.6% increase in the gains per unit sold in 2022 as compared to 2021. Gains on tractor equipment sales decreased as a result of a 49.1% decrease in the quantity of tractors sold partially offset by a 44.8% increase in gains per tractor sold. We expect the used equipment market to remain relatively strong in 2023, although our participation may be limited by production shortages and increased costs for new revenue equipment to replace sold units.

Interest expense increased by $8.6 million as we had no interest expense in 2021. The interest expense is made up of $7.5 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $1.1 million is the result of debt and financing leases assumed through the Smith Transport acquisition.

Our effective tax rate was 26.2% and 25.2% for the twelve months ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate is primarily the result of an increase in the accrual of tax for uncertain tax positions specific to transactions occurring in 12 months ended December 31, 2022.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past year there has been an inflation uptick. Significant price increases in original equipment manufacturer revenue equipment has impacted the cost for us to acquire new equipment, while there has been a corresponding inflationary impact to prices offered on the sale of our used equipment. The cost increases have also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. The continued qualified driver shortage experienced by the trucking industry has had the effect of increasing compensation paid to drivers. Significant inflation has been experienced in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Further, innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have also resulted in higher tractor prices. We have the ability to limit new equipment purchases given our average age of revenue equipment, particularly our tractor fleet, is in the top tier of our industry. We do not believe that extending our trade cycle in 2023 will significantly increase operations and maintenance expense compared to the rest of the industry. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts. Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect our operating results and profitability. We have attempted to limit the effects of increases in fuel prices through certain cost control efforts and our fuel surcharge program. We impose fuel surcharges on substantially all accounts. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect us from short-term fuel price increases or continued rising price environments like we experienced throughout 2021 and 2022. These arrangements also may prevent us from receiving the full benefit of any fuel price decreases. Additionally, we are not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through February 28, 2023, required minimum payments have been covered through March 31, 2025.

The Revolving Facility consists of a five-year revolving credit facility with aggregate commitments in an amount equal to $100.0 million, of which up to $50.0 million is available for the issuance of letters of credit, and including a swingline facility in an amount equal to $20.0 million. The Revolver will mature and the commitments thereunder will terminate on the date that is five years after the CFI Closing Date. Amounts repaid under the Revolving Facility may be reborrowed. The Credit Facilities include an uncommitted accordion feature pursuant to which the Company may request up to $275.0 million in incremental revolving or term loans, subject to lender approvals.

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

We had $375.0 million outstanding on the Term Facility and no outstanding under the Revolving Facility at December 31, 2022. As of February 28, 2023 the outstanding balance on the Term Facility was $360.0 million. Outstanding letters of credit associated with the Revolving Facility at December 31, 2022 were $13.9 million. As of December 31, 2022, the Revolving Facility available for future borrowing was $86.1 million. As of December 31, 2022 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.6%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $40.3 million was outstanding at December 31, 2022, (the "Smith Debt"). The Smith Debt has $9.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $30.6 million are finance lease obligations with a weighted average interest rate of 3.9% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.3 years.

At December 31, 2022, we had $49.5 million in cash and cash equivalents, $382.4 million in outstanding debt, $30.6 million in finance lease liabilities, $21.0 million in operating lease obligations, and $86.1 million available borrowing capacity on the Revolving Facility.

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

Operating cash flow for 2022 was $194.7 million compared to $123.4 million for 2021. This increase was primarily due to a $32.5 million increase in net income net of non-working capital adjustment items, along with $38.8 million more cash provided by working capital items. Cash flow from operating activities was 20.1% of operating revenues for the year ended December 31, 2022, compared to 20.3% for the same period of 2021.

Cash flows used in investing activities were $663.3 million during 2022, representing an increase in cash used of $660.6 million compared to cash flows used in investing activities of $2.6 million during 2021. The increase in cash used in investing activities was mainly the result of net cash used of $675.9 million for the acquisition of Smith Transport and CFI partially offset by $14.6 million more of net cash provided by property and equipment in 2022, compared to net purchases of property and equipment in 2021. The increase in net cash provided by property and equipment was primarily due to cash received from the sale of a terminal property. We currently anticipate higher net capital expenditures for revenue equipment in 2023 compared to 2022 as a result of the larger fleet size following the acquisitions and efforts to refresh these fleets.

Cash flows provided by financing activities increased $437.4 million in 2022 compared to 2021. The $359.3 million provided by financing activities during 2022 included $447.3 million from the issuance of long-term debt partially offset by $81.5 million of repayments of finance leases and debt and $6.3 million used to pay dividends to our shareholders. In 2021, $78.1 million was used in financing activities including $45.9 million to pay dividends, including a special dividend, and $32.0 million for repurchases of our common stock.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2022 and the program has no expiration date. There were no shares repurchased in the open market during the year ended December 31, 2022 and 1.8 million shares were repurchased in 2021. While we are paying down the debt, we do not currently expect to repurchase shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will depend on market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.
We had net payments of $44.0 million and $38.5 million for income taxes, net of refunds, in the twelve months ended December 31, 2022 and 2021, respectively. The increase in net tax payments is the result of increased taxable income, partially offset by taxes paid with returns filed in 2021 that was not applicable to returns filed in 2022 and tax treatment of fixed asset transactions.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future. Management believes we will continue to have significant capital requirements over the long-term, which we expect to fund with current available cash, cash flows provided by operating activities, proceeds from the sale of used equipment and to a lesser extent, available capacity on the Credit Facilities.

Contractual Obligations and Commercial Commitments

The Company's material cash requirements include the following contractual obligations and commercial commitments at December 31, 2022.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$108.0	$108.0	$—	$—	$—
Obligations for unrecognized tax benefits (2)	6.5	—	—	—	6.5
	$114.5	$108.0	$—	$—	$6.5

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties. We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2022, we had a total of $5.7 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $4.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2022. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million at December 31, 2022, and is included in long-term income taxes payable within the consolidated balance sheet. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2022
(in thousands)
Gross unrecognized tax benefits	$5,744
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	722
Obligations for unrecognized tax benefits	$6,466

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the net combination of estimated additions and expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2019 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue equipment estimated useful lives and salvage values

Over 97% of our total miles comes from company drivers operating the Company's revenue equipment. Management estimates the useful lives of revenue equipment based on estimated period of use for the asset. It has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the 125% declining balance method for new tractors (excludes assets acquired in an acquisition) and straight-line method, respectively, over the estimated useful life down to an estimated salvage value. Management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. It is reasonably likely that changing revenue equipment markets could result in a change in depreciable life or salvage value estimate. Management believes that a change in estimate will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate would impact depreciation and amortization in the consolidated statements of comprehensive income and revenue equipment in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Auto Liability and Workers’ Compensation Claims Reserve

The Company is self-insured for a portion of the risk related to auto liability and workers' compensation. Management estimates accruals for the self-insured portion of pending accident liability and workers’ compensation claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends, utilizing the facts and circumstances known on the applicable balance sheet date. The accruals are made up of individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Auto liability and workers' compensation unpaid liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. Industry development as well as our historical case results are used to determine development of individual case claims. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The ultimate resolution of these claims may be for an amount significantly different than the amount estimated by management and case reserves are continually adjusted as new or revised information becomes available on the status of each claim. There is a high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in estimating the total costs to settle or for defense against these claims. These liabilities are undiscounted and represent management's best estimate of our ultimate obligations. The actual cost to settle self-insured claims liabilities may differ from the Company's reserve estimates due to legal costs, claims and information on known claims that have been incurred but not reported as well as various other uncertainties. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 31, 2022. Management believes that the ultimate resolution of these claims will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate could impact salaries, wages and benefits (workers compensation) or insurance and claims (auto liability) in the consolidated statements of comprehensive income and insurance accruals in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Business Combination Estimates

The purchase price of an acquired businesses is allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The calculations used to determine the fair value of the long-lived assets acquired, including intangible assets, revenue equipment and properties can be complex and require significant judgment. For the valuation of long-lived assets we weigh many factors when completing these estimates. We may also engage independent valuation specialists to assist in the fair value calculations. During 2022 we engaged valuation specialists to assist us in determining the fair value of intangible assets, revenue equipment and properties acquired through our acquisitions of Smith

Transport and CFI. Goodwill is not amortized, but is subject to impairment testing on at least an annual basis and its valuation is directly impacted by the valuation estimates of the other acquired long-lived assets. We are also required to determine if an intangible asset has a finite or indefinite life. For intangible assets determined to have a finite life, we estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. While we use our best estimates and assumptions, our fair value estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the one year measurement period would be recorded in the consolidated statements of income. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets can significantly affect net income.

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

Interest Rate Risk

We had $382.4 million debt outstanding and $30.6 million in finance lease liabilities at December 31, 2022. Of the total $413.0 million of debt and finance lease liabilities outstanding, $375.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given we have outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $3.8 million in interest expense annually based on our current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2022, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2022 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $9.3 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2023, a 10% increase in the price of tires would increase our tire purchase expense by $2.0 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 excluded Smith Transport, which was acquired on May 31, 2022, and CFI, which was acquired on August 31, 2022. The results of Smith Transport and CFI have been included in our consolidated financial statements since May 31, 2022 and August 31, 2022, respectively. Smith Transport represented 12.3% of consolidated total assets as of December 31, 2022, and represented 13.3% of operating revenue for the twelve months ended December 31, 2022. CFI represented 43.0% of consolidated total assets as of December 31, 2022, and represented 21.6% of operating revenue for the twelve months ended December 31, 2022. The exclusion of Smith Transport and CFI is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

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

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – Except for the acquisitions of Smith Transport and CFI noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2022 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

We have adopted a Governance Structure and Polices document which communicates our corporate governance strategy. We make these charters and policies available on our website at www.heartlandexpress.com (and in print to any shareholder who requests them, free of charge). Information on our website is not incorporated by reference into this Annual Report.

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

The remaining information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company's 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

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

The following table summarizes, as of December 31, 2022, information about the 2011 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	33,360	—	—
Total	33,360	—	—

Column (a) represents unvested restricted stock awards outstanding under the 2011 Plan as of December 31, 2022. The weighted average stock price on the date of grant for outstanding restricted stock awards was $16.24, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2011 Plan as of December 31, 2022.

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants.

The following table summarizes, as of December 31, 2022, information about the 2021 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	6,720	—	579,866
Total	6,720	—	579,866

Column (a) represents unvested restricted stock awards outstanding under the 2021 Plan as of December 31, 2022. The weighted average stock price on the date of grant for outstanding restricted stock awards was $14.88, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2021 Plan as of December 31, 2022. We do not have any equity compensation plans that were not approved by stockholders.

The remaining information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2022, 2021, and 2020	S-1

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

(b)           Exhibits.  The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

2.1
Stock Purchase Agreement dated May 31, 2022, by and among, Smith Transport, Inc. Employee Stock Ownership Plan and Trust, Smith Transport, Inc., Heartland Express Inc. of Iowa, Heartland Express, Inc., in its capacity as guarantor, and Todd Smith, in his capacity as Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2022.

2.2	Stock Purchase Agreement, dated August 21, 2022, by and among TForce US Holdco, Inc., TForce TL Holdings USA, Inc., Heartland Express, Inc. of Iowa, and Heartland Express, Inc. Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q for the quarter ended September 30, 2022.
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2019.
10.1*	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2*	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3*	Form Award Notice under the 2021 Restricted Stock Award Plan.
10.4*	Heartland Express, Inc. 2021 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14A filed April 2, 2021.
10.5	Credit Agreement, dated August 31, 2022, by and among Heartland Express, Inc., Heartland Express, Inc. of Iowa, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2022.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Grant Thornton LLP.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	March 1, 2023	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2023
Christopher A. Strain

/s/ Benjamin J. Allen	Director	March 1, 2023
Benjamin J. Allen

/s/ Larry J. Gordon	Director	March 1, 2023
Larry J. Gordon

/s/ David P. Millis	Director	March 1, 2023
David P. Millis

/s/ Brenda S. Neville	Director	March 1, 2023
Brenda S. Neville

/s/ James G. Pratt	Director	March 1, 2023
James G. Pratt

/s/ Michael J. Sullivan	Director	March 1, 2023
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Auto liability claims reserve accrual
As described further in the notes to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability claims accruals subject to self-insurer retention of $2.0 million as a critical audit matter. Auto liability unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation of future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgement in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to the auto liability claims reserve accrual included the following, among others.

•We tested the effectiveness of controls over auto liability claims, including the completeness and accuracy of claim expenses and payments.
•We tested management’s process for determining the auto liability accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.
•We tested management’s claim reserve estimates by inspecting source documents to test key attributes of the claims data.

Customer relationships acquired with the CFI acquisition
As described further in the footnotes to the consolidated financial statements, on August 31, 2022, the Company acquired Transportation Resources, Inc. and Contract Freighters, Inc., as well as the seller's interest in the CFI Logistica entities (collectively “CFI”). The total purchase price consideration was $558.6 million, which was allocated $55.1 million to separately identified intangible assets, including customer relationships of $31.6 million. The determination of the fair value of the customer relationships requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, and the discount rate applied. Changes in these assumptions could materially affect the determination of the fair value of the customer relationships. We identified the fair value assigned to the customer relationships included on the opening balance sheet as a critical audit matter. The principal considerations for our determination that the acquired customer relationships are a critical audit matter is that management utilized significant judgement when estimating the fair value assigned to the customer relationships. In turn, auditing management’s judgements regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgements.

Our audit procedures related to the estimated fair value assigned to acquired customer relationships included the following, among others.

•We tested the operating effectiveness of controls relating to the identification of the acquired customer relationships, including the determination of the fair value.
•We tested management’s process for determining the fair value of the acquired customer relationships. This included evaluating the appropriateness of the valuation method and testing the completeness, accuracy, and relevance of data used by management.
•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data.
•We tested the reasonableness of the Company’s discount rate applied to the present value of the estimated future cash flows model with the assistance of valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Tulsa, Oklahoma
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Smith Transport, Inc., Smith Trucking, Inc., Franklin Logistics, Inc., Transportation Resources, Inc., Contract Freighters, Inc., and the CFI Logistica entities, whose financial statements reflect total assets and revenues constituting 55.3 and 34.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Smith Transport, Inc., Smith Trucking, Inc., Franklin Logistics, Inc., Transportation Resources, Inc., Contract Freighters, Inc., and the CFI Logistica entities were acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Smith Transport, Inc., Smith Trucking, Inc., Franklin Logistics, Inc., Transportation Resources, Inc., Contract Freighters, Inc., and the CFI Logistica entities.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 1, 2023

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$49,462	$157,742
Trade receivables, net	139,819	52,812
Prepaid tires	11,293	9,168
Other current assets	26,069	9,406
Income tax receivable	3,139	4,095
Total current assets	229,782	233,223
PROPERTY AND EQUIPMENT
Land and land improvements	94,155	90,218
Buildings	143,899	95,305
Furniture and fixtures	6,946	5,365
Shop and service equipment	21,652	15,727
Revenue equipment	1,000,472	500,311
Construction in Progress	15,070	3,834
	1,282,194	710,760
Less accumulated depreciation	308,936	222,845
Property and equipment, net	973,258	487,915
GOODWILL	320,675	168,295
OTHER INTANGIBLES, NET	103,701	22,355
DEFERRED INCOME TAXES, NET	1,224	—
OTHER ASSETS	19,894	16,754
OPERATING LEASE RIGHT OF USE ASSETS	20,954	—
	$1,669,488	$928,542
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$62,712	$20,538
Compensation and benefits	30,972	21,411
Insurance accruals	18,490	15,677
Long-term debt and finance lease liabilities - current portion	13,946	—
Operating lease liabilities - current portion	12,001	—
Other accruals	18,636	13,968
Total current liabilities	156,757	71,594
LONG-TERM LIABILITIES
Income taxes payable	6,466	5,491
Long-term debt and finance lease liabilities less current portion	399,062	—
Operating lease liabilities less current portion	8,953	—
Deferred income taxes, net	207,516	89,971
Accident and work comp accruals less current portion	35,257	34,384
Total long-term liabilities	657,254	129,846
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2022 and 2021; outstanding 78,984 and 78,923 in 2022 and 2021, respectively	907	907
Additional paid-in capital	4,165	4,141
Retained earnings	1,051,641	924,375
Treasury stock, at cost; 11,705 and 11,766 shares in 2022 and 2021, respectively	(201,236)	(202,321)
	855,477	727,102
	$1,669,488	$928,542
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2022	2021	2020

OPERATING REVENUE	$967,996	$607,284	$645,262

OPERATING EXPENSES
Salaries, wages and benefits	346,271	250,035	269,482
Rent and purchased transportation	54,288	3,810	4,643
Fuel	194,608	99,597	86,094
Operations and maintenance	39,092	21,522	27,647
Operating taxes and licenses	16,387	13,595	14,962
Insurance and claims	34,436	20,826	22,229
Communications and utilities	6,995	4,447	5,281
Depreciation and amortization	133,047	104,083	109,937
Other operating expenses	51,420	21,400	26,398
Gain on disposal of property and equipment	(96,906)	(37,438)	(14,830)
	779,638	501,877	551,843

Operating income	188,358	105,407	93,419

Interest income	1,288	640	842

Interest expense	(8,555)	—	—

Income before income taxes	181,091	106,047	94,261

Federal and state income tax expense	47,507	26,770	23,455

Net income	$133,584	$79,277	$70,806
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$133,584	$79,277	$70,806

Net income per share
Basic	$1.69	$1.00	$0.87
Diluted	$1.69	$1.00	$0.87

Weighted average shares outstanding
Basic	78,941	79,573	81,388
Diluted	78,974	79,612	81,444

Dividends declared per share	$0.08	$0.58	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2020	$907	$4,141	$826,666	$(147,055)	$684,659
Net income	—	—	70,806	—	70,806
Dividends on common stock, $0.08 per share	—	—	(6,502)	—	(6,502)
Repurchases of common stock	—	—	—	(26,139)	(26,139)
Stock-based compensation, net of tax	—	189	—	1,321	1,510
Balance, December 31, 2020	907	4,330	890,970	(171,873)	724,334
Net income	—	—	79,277	—	79,277
Dividends on common stock, $0.58 per share	—	—	(45,872)	—	(45,872)
Repurchases of common stock	—	—	—	(31,540)	(31,540)
Stock-based compensation, net of tax	—	(189)	—	1,092	903
Balance, December 31, 2021	907	4,141	924,375	(202,321)	727,102
Net income	—	—	133,584	—	133,584
Dividends on common stock, $0.08 per share	—	—	(6,318)	—	(6,318)
Stock-based compensation, net of tax	—	24	—	1,085	1,109
Balance, December 31, 2022	$907	$4,165	$1,051,641	$(201,236)	$855,477

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2022	2021	2020
Net income	$133,584	$79,277	$70,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,047	104,232	110,381
Deferred income taxes	2,412	(5,869)	8,148
Stock-based compensation expense	1,399	1,150	2,092
Debt-related amortization	360	—	—
Gain on disposal of property and equipment	(96,906)	(37,438)	(14,830)
Changes in certain working capital items (net of acquisition):
Trade receivables	20,033	2,765	1,176
Prepaid expenses and other current assets	845	3,657	(3,628)
Accounts payable, accrued liabilities, and accrued expenses	(1,227)	(18,476)	3,062
Accrued income taxes	1,166	(5,880)	1,643
Net cash provided by operating activities	194,713	123,418	178,850
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	172,750	130,184	93,160
Purchases of property and equipment, net of trades	(160,568)	(132,640)	(204,337)
Acquisition of business, net of cash acquired	(675,852)	—	—
Change in other assets	411	(191)	129
Net cash used in investing activities	(663,259)	(2,647)	(111,048)
FINANCING ACTIVITIES
Cash dividends paid	(6,318)	(45,872)	(6,502)
Proceeds from issuance of long-term debt	447,343	—	—
Shares withheld for employee taxes related to stock-based compensation	(290)	(247)	(582)
Repayments on finance leases and debt	(81,478)	—	—
Repurchases of common stock	—	(32,025)	(25,654)
Net cash provided by (used in) financing activities	359,257	(78,144)	(32,738)
Net increase (decrease) in cash and cash equivalents	(109,289)	42,627	35,064
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	173,767	131,140	96,076
End of period	$64,478	$173,767	$131,140
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$6,384	$—	$—
Cash paid during the period for income taxes, net of refunds	$44,010	$38,519	$13,664
Noncash investing and financing activities:
Fair value of revenue equipment traded	$428	$—	$—
Purchased property and equipment in accounts payable	$11,938	$9,019	$2,172
Sold revenue equipment and property in other current assets	$1,558	$1,512	$3,383
Treasury stock acquired in accounts payable	$—	$—	$485
Right-of-use assets obtained in exchange for operating lease liabilities	$3,345	$—	$—

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2022	2021	2020
Cash and cash equivalents	$49,462	$157,742	$113,852
Restricted cash included in other current assets	$752	$928	$1,075
Restricted cash included in other assets	$14,264	$15,097	$16,213
Total cash, cash equivalents and restricted cash	$64,478	$173,767	$131,140

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, Inc., Smith Trucking, Inc., and Franklin Logistics, Inc. ("Smith Transport"), and CFI entities, Transportation Resources, Inc. and Contract Freighters, Inc. (collectively with certain Mexican entities, "CFI"). On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and certain Mexican entities (collectively "CFI Logistica") operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

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

Segment Information

We provide truckload services across the United States (U.S.), Mexico, and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our operations. Our Chief Operating Decision Maker oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. The Company has deposits that potentially subject it to concentration of credit risk consisting of cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022, the Company had $13.9 million in excess of the FDIC insured limit. At December 31, 2022 and 2021, restricted and designated cash and investments totaled $15.1 million and $16.0 million, respectively. At December 31, 2022, $0.8 million was included in other current assets and $14.3 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2021, $0.9 million was included in other current assets and $15.1 million was included in other non-current assets in the consolidated balance sheets. The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $0.8 million and $1.5 million at December 31, 2022 and 2021, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other assets presented as non-current. Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are predominantly on a net 30 day basis. We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts. We review the adequacy of our allowance for doubtful accounts on a monthly basis. We are aggressive in our collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts. We will use the necessary legal recourse to recover as much of the receivable as is practical under the law. Allowance for doubtful accounts was $3.3 million and $1.1 million at December 31, 2022 and 2021, respectively.

Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excluded tractors acquired through acquisition) at 125% declining balance method. New tractors are depreciated to salvage values of $15,000, while new trailers are depreciated to salvage values of $4,000. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers.

Lives of the assets are as follows:
Years
Land improvements and buildings	5-30
Furniture and fixtures	3-5
Shop and service equipment	3-10
Revenue equipment	5-7

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2022, 2021, and 2020.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $4.8 million, $2.2 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of each reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of each reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2022, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include an increase in the Company’s earnings and continued strong cash flow. Our reporting units had fair value in excess of their carrying value. Management determined that no impairment charge was required for the years ended December 31, 2022, 2021, and 2020.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable. Management determined that no intangible impairment charge was required for the years ended December 31, 2022, 2021, and 2020. See Note 5 for additional information regarding intangible assets.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported. The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income. Health insurance accruals of $10.0 million and $3.2 million are included in other accruals in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Revenue and Expense Recognition

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment predominantly within 30 days after the delivery date of the shipment for the majority of our customers.

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $2.6 million and $1.3 million as of December 31, 2022 and 2021, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2022 and 2021.

Stock-Based Compensation

We have stock-based compensation plans that provide for the grants of restricted stock awards to our employees, directors and consultants. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $15.8 million related to all awards granted under the 2011 and 2021 Restricted Stock Award Plans has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2025.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2022, 2021, and 2020, we granted restricted shares of common stock to certain employees and Directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2022, 2021, and 2020 is as follows (in thousands, except per share data):

	2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$133,584	78,941	$1.69
Effect of restricted stock	—	33
Diluted EPS	$133,584	78,974	$1.69

	2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$79,277	79,573	$1.00
Effect of restricted stock	—	39
Diluted EPS	$79,277	79,612	$1.00

	2020
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,806	81,388	$0.87
Effect of restricted stock	—	56
Diluted EPS	$70,806	81,444	$0.87

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We have not recorded a valuation allowance against any deferred tax assets at December 31, 2022 and 2021. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. Our five largest customers accounted for approximately 27%, 36%, and 34% of operating revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Our five largest customers accounted for approximately 23% and 33% of gross accounts receivable as of December 31, 2022 and 2021, respectively.

There were no customers that exceeded 10% of operating revenues for the years ended December 31, 2022 and December 31, 2020, respectively. During the year ended December 31, 2021 there was one single customer that accounted for 10% of operating revenues. This customer had accounts receivable of $6.1 million as of December 31, 2021.

Note 3. Revenue Recognition

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment predominantly within 30 days after the delivery date of the shipment for the majority of our customers.

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than one day of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The

Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $2.6 million and $1.3 million as of December 31, 2022 and 2021, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2022 and 2021.

Total revenues recorded were $968.0 million, $607.3 million, and $645.3 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Fuel surcharge revenues were $169.2 million, $76.1 million, and $61.7 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. As a result of the CFI acquisition we now outsource the transportation of certain loads to third-party carriers. The company is a principal in these arrangements resulting in revenue associated with these contracts being recorded on a gross basis. The primary responsibility to meet the customer's requirements is maintained by the Company as the party performing billing, collection and pricing negotiations with the customer. The company is also responsible for selecting third-party transportation providers that satisfy our premium customer service requirements. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $50.7 million, $11.4 million, and $14.3 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively.

Note 4. Acquisitions

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

Gross cash paid in the Smith Transaction was $140.6 million. Net cash paid was $122.0 million after consideration of $18.6 million of Smith Transport cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash. The Smith Transaction included the assumption of $46.8 million of Smith Transport's indebtedness, including finance leases, of which $40.3 million of the debt was outstanding at December 31, 2022. The Smith Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the Smith Transport acquired business have been included in the consolidated financial statements since the date of acquisition and represented 12.3% of consolidated total assets as of December 31, 2022, and represented 13.3% of operating revenue for the twelve months ended December 31, 2022.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2021 and 2022 assume that the acquisition of Smith Transport occurred as of January 1, 2021.

	Year ended	Year ended
	December 31, 2021	December 31, 2022
	(in thousands)
Operating revenue	$810,459	$1,060,718
Net income	$96,466	$140,647

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the Smith Transport purchase price is detailed in the table below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with Smith Transport, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes. During the three months ended December 31, 2022, the Smith Transport goodwill asset decreased by $1.8 million as a result of further valuation analysis of the intangible assets.

The assets and liabilities associated with Smith Transport were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$32,300
Other current assets	6,238
Property and equipment	68,196
Operating lease right of use assets	26,661
Other non-current assets	4,079
Intangible assets	29,902
Goodwill	40,297
Total assets	207,673
Accounts payable and accrued expenses	(7,917)
Insurance accruals	(4,263)
Long-term debt	(11,424)
Finance lease liabilities	(35,359)
Operating lease liabilities	(26,661)
Net cash paid	$122,049

On August 31, 2022, Buyer and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement to acquire Contract Freighters (CFI), and related entities, from a subsidiary of TFI International, Inc. (TFI). CFI is a truckload carrier headquartered in Joplin, Missouri, providing asset-based dry van and temperature-controlled truckload transportation services, and asset-light logistics services in Mexico.

Pursuant to the CFI Stock Purchase Agreement, the Buyer acquired outstanding equity of CFI and related entities (the “CFI Transaction”). The Buyer's purchase price of $560.6 million includes total cash consideration and bank financing obtained for the purchase of CFI and to facilitate negotiated terms of the CFI Stock Purchase Agreement. These terms included the funding to eliminate risk associated with pre-acquisition accident and workers compensation claims, cash on hand at closing, and net working capital, subject to purchase accounting adjustments including final valuation of intangibles. The adjusted purchase price consideration was $558.6 million as a result of net adjustments for cash on hand, net working capital and valuation of pre-acquisition accident and workers compensation claims of $2.0 million.

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

The results of the CFI acquired business have been included in the consolidated financial statements since the date of acquisition and represented 43.0% of consolidated total assets as of December 31, 2022, and represented 21.6% of operating revenue for the twelve months ended December 31, 2022.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2021 and 2022 assume that the acquisition of CFI occurred as of January 1, 2021.

	Year ended	Year ended
	December 31, 2021	December 31, 2022
	(in thousands)	(in thousands)
Operating Revenue	$1,152,412	$1,394,552
Net Income	$83,219	$174,684

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is detailed in the table below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets, working capital adjustments, and income taxes, and therefore may differ materially from that reflected below. The goodwill recognized represents expected synergies from combining the operations of the Company with CFI, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes. During the three months ended December 31, 2022, the CFI goodwill asset increased by $5.7 million as a result of further valuation analysis, primarily associated with adjusted insurance reserves and deferred taxes net of the purchase price consideration adjustment for cash on hand, net working capital and valuation of pre-acquisition accident and workers compensation claims.

The assets and liabilities associated with CFI were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$74,740
Other current assets	13,054
Property and equipment	461,147
Other non-current assets	306
Deferred income taxes	2,018
Intangible assets	55,097
Goodwill	112,083
Total assets	718,445
Accounts payable and accrued expenses	(47,819)
Insurance accruals	(1,621)
Income taxes payable	(765)
Deferred income taxes	(116,506)
Purchase consideration net of cash on hand	551,734
Purchase adjustment receivable from seller	2,069
Net cash paid	$553,803

Acquisition related expenses of $2.3 million related to both the Smith Transport and CFI acquisitions are included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2022.

Note 5. Intangible Assets and Goodwill

As a result of the acquisitions of Smith Transport and CFI there was a $85.0 million increase in the gross intangible assets made up of $53.4 million finite lived intangible assets and $31.6 million of indefinite lived intangible assets during the twelve months ended December 31, 2022. The increase in gross indefinite lived intangible assets is associated with the Smith Transport and CFI trade names, while the intangible assets for customer relationships and covenants not to compete have finite lives. The majority of change in gross finite lived intangible assets is the $52.8 million of customer relationship intangible assets, including $21.2 million from Smith Transport and $31.6 million from CFI.

Amortization expense of $3.7 million, $2.4 million and $2.4 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.
Intangible assets subject to amortization consisted of the following at December 31, 2022 and 2021:

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$8,441	$67,395
Tradename	0.5-10	12,900	9,700	3,200
Covenants not to compete	1-10	5,839	4,357	1,482
		$94,575	$22,498	$72,077

	2021
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$23,000	$5,842	$17,158
Tradename	0.5-10	12,900	9,220	3,680
Covenants not to compete	1-10	5,300	3,783	1,517
		$41,200	$18,845	$22,355

Change in carrying amount of goodwill:

Goodwill	(in thousands)
Balance at December 31, 2021	$168,295
Acquisition May 31, 2022	40,297
Acquisition August 31, 2022	112,083
Balance at December 31, 2022	$320,675

Future amortization expense for intangible assets is estimated at $5.8 million for 2023, $5.5 million for 2024, $5.5 million for 2025, $5.5 million for 2026, and $5.5 million for 2027.

Note 6.  Long-Term Debt

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date.

The Revolving Facility consists of a five-year revolving credit facility with aggregate commitments in an amount equal to $100.0 million, of which up to $50.0 million is available for the issuance of letters of credit, and including a swingline facility in an amount equal to $20.0 million. The Revolver will mature and the commitments thereunder will terminate on the date that is five years after the CFI Closing Date. Amounts repaid under the Revolving Facility may be reborrowed. The Credit Facilities include an uncommitted accordion feature pursuant to which the Company may request up to $275.0 million in incremental revolving or term loans, subject to lender approvals.

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

We had $375.0 million outstanding on the Term Facility and no outstanding under the Revolving Facility at December 31, 2022. Outstanding letters of credit associated with the Revolving Facility at December 31, 2022 were $13.9 million. As of December 31, 2022, the Revolving Facility available for future borrowing was $86.1 million. As of December 31, 2022 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.6%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $40.3 million was outstanding at December 31, 2022, (the "Smith Debt"). The Smith Debt has $9.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $30.6 million are finance lease obligations with a weighted average interest rate of 3.9% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.3 years.

The annual maturities of long term debt are as follows:

(in thousands)
2023	$2,009
2024	$10,550
2025	$35,585
2026	$46,919
2027	$289,095
Thereafter	$580
Total outstanding principle	$384,738
Less: unamortized debt issuance costs	$(2,297)
Less: amounts payable within one year	$(2,009)
Total long-term debt	$380,432

Note 7.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property for a $73.2 million gain. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. The right-of-use asset associated with the leased terminal facility is $3.3 million as of December 31, 2022.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $17.6 million as of December 31, 2022. The operating leases have a weighted average interest rate of 3.8% at December 31, 2022, due in monthly installments with final maturities at various dates ranging from February 2023 to March 2026 with the weighted average remaining lease term of 1.7 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 6. Long-Term Debt for additional details on the finance leases.

Operating lease cost is recorded in rent and purchased transportation, finance lease interest expense is recorded in interest expense, and finance lease equipment depreciation is recorded in depreciation and amortization within the consolidated statements of comprehensive income. The components of the Company's lease cost were as follows:

	2022	2021	2020
	(in thousands)
Operating lease cost	$9,718	$—	$—

Finance lease interest expense	772	—	—
Finance lease equipment depreciation	4,733	—	—
Total finance lease cost	$5,505	$—	$—

Total operating and finance lease cost	$15,223	$—	$—

Our future minimum lease payments as of December 31, 2022, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023	12,498	12,961
2024	6,193	8,231
2025	3,008	7,511
2026	151	3,901
2027	—	—
Thereafter	—	—
Total minimum lease payments	$21,850	$32,604
Less: future payment amount for interest	896	2,037
Present value of minimum lease payments	$20,954	$30,567
Less: current portion	12,001	11,937
Lease obligations, long-term	$8,953	$18,630

Note 8.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention of $0.1 million under our Millis policy prior to April 1, 2020 and $1.0 million from April 1, 2020 through April 1, 2022. Effective April 1, 2022 Millis is covered under the Heartland policy with retention of $2.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Within the Heartland policy, there is an additional $1.0 million aggregate self-insurance corridor for claims between $2.0 million and $3.0 million. For both Heartland and Millis claims, liabilities in excess of these deductibles are covered by insurance up to $60.0 million including retention of 50% of exposure from $5.0 million to $10.0 million. We retain any liability in excess of $60.0 million.

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

The entities acquired during 2022 include features which limit pre-acquisition exposure for the Company. Prior to the acquisition and through June 30, 2022 Smith Transport was a member of a group captive insurance program with retention of $0.1 million. Coverage was moved from the group captive to our Smith policy with a $0.5 million retention. The Smith policy is covered by the Heartland policy excess insurance for liabilities in excesses of the Smith Policy deductible. The pre-acquisition claims from the CFI acquisition are retained by the seller while post acquisition claims are covered with the Heartland policy.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million under our Heartland policy, which includes Millis, effective July 1, 2020 and entities acquired in 2022. Millis had defined insurance retention of $0.5 million from August 26, 2019 through July 1, 2020. Liabilities in excess of insurance retention limits are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program. As of December 31, 2022 and 2021 total deposits in this account were $0.8 million and $1.5 million, respectively. This deposit is in municipal bonds classified as held-to-maturity and is recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling $15.4 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration. There were no outstanding balances due on any letters of credit at December 31, 2022 or 2021.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2022 and 2021.

Note 9.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2022	2021
Deferred income tax assets:	(in thousands)
Allowance for doubtful accounts	$772	$261
Accrued expenses	6,383	5,452
Stock-based compensation	36	36
Insurance accruals	13,278	11,455
State net operating loss carryforward	—	46
Indirect tax benefits of unrecognized tax benefits	1,206	981
Other	45	227
Total gross deferred tax assets	21,720	18,458
Less valuation allowance	—	—
Net deferred tax assets	21,720	18,458
Deferred income tax liabilities:
Property and equipment	(188,999)	(87,004)
Goodwill and amortizable intangibles	(34,396)	(20,538)
Prepaid expenses	(4,617)	(887)
	(228,012)	(108,429)
Net deferred tax liability	$(206,292)	$(89,971)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2022 and 2021 as follows:

	2022	2021
	(in thousands)
Noncurrent assets, net	$1,224	$—
Long-term liabilities, net	(207,516)	(89,971)
	$(206,292)	$(89,971)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2022 and 2021.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2022	2021	2020
	(in thousands)
Current income taxes:
Federal	$31,951	$25,571	$10,835
State	9,657	7,068	4,472
Foreign	195	—	—
	41,803	32,639	15,307
Deferred income taxes:
Federal	3,717	(4,392)	736
State	2,005	(1,477)	7,412
Foreign	(18)	—	—
	5,704	(5,869)	8,148
Total	$47,507	$26,770	$23,455

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2022	2021	2020
	(in thousands)
Federal tax at statutory rate (21%)	$38,029	$22,270	$19,795
State taxes, net of federal benefit	9,711	4,452	5,678
Permanent differences to return	449	(227)	446
Return to provision adjustment	(203)	302	(2,615)
Uncertain income tax penalties and interest, net	(226)	(266)	(73)
Foreign Rate Differential	58	—	—
Other	(311)	239	224
	$47,507	$26,770	$23,455

At December 31, 2022 and December 31, 2021, we had a total of $5.7 million and $4.7 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $4.5 million and $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2022 and December 31, 2021, respectively. Unrecognized tax benefits were a net increase of $1.1 million and a net decrease of $0.2 million during the years ended December 31, 2022 and 2021, respectively. The increase in 2022 is the result of non-recurring transactions occurring in 2022 that did not occur in 2021 more than offsetting the reduction to the liability due to the expiration of certain statutes of limitation and reductions to prior year tax positions, net of current year additions with respective states. This had the effect of increasing the effective rate in 2022 and decreasing the effective rate in 2021. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.8 million at December 31, 2022 and December 31, 2021, respectively, and is included in income taxes payable in the consolidated balance sheets. Net interest and penalties included in income tax expense for the years ended December 31, 2022, 2021 and 2020 was an expense of approximately $0.1 million, zero, and a benefit of approximately $0.1 million, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2022, 2021 and 2020 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(in thousands)
Balance at January 1,	$4,671	$4,937
Additions based on tax positions related to current year	1,921	446
Additions for tax positions of prior years	131	—
Reductions for tax positions of prior years	—	(179)
Reductions due to lapse of applicable statute of limitations	(771)	(533)
Settlements	(208)	—
Balance at December 31,	$5,744	$4,671

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

Note 10. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2022, following the additional authorization of 3.0 million shares by our Board of Directors on August 20, 2021. There were no shares repurchased in the open market during the year ended December 31, 2022, 1.8 million in 2021, and 1.5 million in 2020. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2022, 2021 and 2020 our Board of Directors declared dividends totaling $6.3 million, $45.9 million, and $6.5 million for each year, respectively. The 2021 dividends included a $0.50 per share special dividend totaling $39.5 million and regular quarterly dividends totaling $6.4 million, while the 2022 and 2020 dividends were regular quarterly dividends. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “2011 Plan”) was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has no shares that remain available for the purpose of making restricted stock grants at December 31, 2022. In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.6 million shares that remain available for the purpose of making restricted stock grants at December 31, 2022.

There were no shares granted during the period 2011 to 2019 that remain unvested at December 31, 2022. Shares granted in 2020 through 2022 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $14.01 and $22.10. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages and benefits while awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $1.4 million, $1.1 million, and $2.1 million for the years ended

December 31, 2022, 2021, and 2020, respectively. Unrecognized compensation expense was $0.4 million at December 31, 2022 which will be recognized over a weighted average period of 0.7 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2022, 2021 and 2020. The vesting dates for the awards vested in 2022 occurred relatively evenly throughout the year ended December 31, 2022. The fair value of awards vested during 2022, 2021 and 2020 was $1.2 million, $1.5 million and $2.3 million, respectively.

	2022
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	14.0	$19.70
Granted	106.0	15.19
Vested	(79.9)	15.57
Forfeited	—	—
Outstanding (unvested) at end of year	40.1	$16.01

	2021
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	59.7	$20.29
Granted	32.1	17.92
Vested	(77.8)	19.42
Forfeited	—	—
Outstanding (unvested) at end of year	14.0	$19.70

	2020
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	52.1	$20.55
Granted	119.9	20.24
Vested	(111.8)	20.38
Forfeited	(0.5)	19.32
Outstanding (unvested) at end of year	59.7	$20.29
Note 12.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Acquired entities also have retirement savings plans that generally have the aforementioned characteristics of the Heartland Plan, but are for employees of the respective entities. Our contributions to the Retirement Savings Plans totaled approximately $2.2 million, $2.2 million, and $2.3 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment at December 31, 2022, was $108.0 million.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2022	$1,100	$—	$2,200	$—	$3,300
Year ended December 31, 2021	1,100	—	—	—	1,100
Year ended December 31, 2020	1,100	—	—	—	1,100

See accompanying Report of Independent Registered Public Accounting Firm.

S-1