Form 10-Q
period 2023-03-31
HEARTLAND EXPRESS INC
filed 2023-05-08
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2023 there were 78,988,359 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$55,506	$49,462
Trade receivables, net of $3.2 and $3.3 million allowance in 2023 and 2022, respectively	126,170	139,819
Prepaid tires	10,862	11,293
Other current assets	19,774	26,069
Income tax receivable	—	3,139
Total current assets	212,312	229,782
PROPERTY AND EQUIPMENT
Land and land improvements	94,539	94,155
Buildings	144,022	143,899
Furniture and fixtures	6,947	6,946
Shop and service equipment	21,598	21,652
Revenue equipment	990,523	1,000,472
Construction in progress	22,286	15,070
Property and equipment, gross	1,279,915	1,282,194
Less accumulated depreciation	341,509	308,936
Property and equipment, net	938,406	973,258
GOODWILL	320,675	320,675
OTHER INTANGIBLES, NET	102,410	103,701
OTHER ASSETS	19,642	19,894
DEFERRED INCOME TAXES, NET	1,488	1,224
OPERATING LEASE RIGHT OF USE ASSETS	17,577	20,954
	$1,612,510	$1,669,488
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,492	$62,712
Compensation and benefits	31,549	30,972
Insurance accruals	17,635	18,490
Long-term debt and finance lease liabilities - current portion	13,307	13,946
Operating lease liabilities - current portion	10,885	12,001
Other accruals	16,088	18,636
Income tax payable	9,608	—
Total current liabilities	146,564	156,757
LONG-TERM LIABILITIES
Income taxes payable	6,569	6,466
Long-term debt and finance lease liabilities less current portion	352,645	399,062
Operating lease liabilities less current portion	6,692	8,953
Deferred income taxes, net	199,121	207,516
Accident and work comp accruals less current portion	34,300	35,257
Total long-term liabilities	599,327	657,254
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2023 and 2022; outstanding 78,989 and 78,984 in 2023 and 2022, respectively	907	907
Additional paid-in capital	4,197	4,165
Retained earnings	1,062,672	1,051,641
Treasury stock, at cost; 11,700 and 11,705 in 2023 and 2022, respectively	(201,157)	(201,236)
	866,619	855,477
	$1,612,510	$1,669,488
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2023	2022

OPERATING REVENUE	$330,916	$151,275

OPERATING EXPENSES
Salaries, wages, and benefits	123,333	58,638
Rent and purchased transportation	33,144	748
Fuel	57,528	29,711
Operations and maintenance	15,026	5,079
Operating taxes and licenses	5,543	3,209
Insurance and claims	11,002	5,566
Communications and utilities	2,876	1,078
Depreciation and amortization	48,469	23,311
Other operating expenses	17,891	5,798
Gain on disposal of property and equipment	(6,786)	(4,258)
	308,026	128,880

Operating income	22,890	22,395

Interest income	484	146
Interest expense	(6,075)	—

Income before income taxes	17,299	22,541

Federal and state income taxes	4,687	5,766

Net income	$12,612	$16,775
Other comprehensive income, net of tax	—	—
Comprehensive income	$12,612	$16,775

Net income per share
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

Weighted average shares outstanding
Basic	78,987	78,929
Diluted	79,022	78,953

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2022	$907	$4,165	$1,051,641	$(201,236)	$855,477
Net income	—	—	12,612	—	12,612
Dividends on common stock, $0.02 per share	—	—	(1,581)	—	(1,581)
Stock-based compensation, net of tax	—	32	—	79	111
Balance, March 31, 2023	$907	$4,197	$1,062,672	$(201,157)	$866,619

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102
Net income	—	—	16,775	—	16,775
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	64	—	166	230
Balance, March 31, 2022	$907	$4,205	$939,571	$(202,155)	$742,528

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$12,612	$16,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,469	23,311
Deferred income taxes	(8,659)	(1,744)
Stock-based compensation expense	152	271
Debt-related amortization	269	—
Gain on disposal of property and equipment	(6,786)	(4,258)
Changes in certain working capital items:
Trade receivables	13,649	(8,771)
Prepaid expenses and other current assets	4,864	1,083
Accounts payable, accrued liabilities, and accrued expenses	(10,978)	3,557
Accrued income taxes	12,850	7,369
Net cash provided by operating activities	66,442	37,593
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	28,859	13,648
Purchases of property and equipment	(42,149)	(22,029)
Change in other assets	489	—
Net cash used in investing activities	(12,801)	(8,381)
FINANCING ACTIVITIES
Shares withheld for employee taxes related to stock-based compensation	(41)	(41)
Repayments of finance leases and debt	(47,325)	—
Net cash used in financing activities	(47,366)	(41)
Net increase in cash, cash equivalents and restricted cash	6,275	29,171
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	64,478	173,767
End of period	$70,753	$202,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$6,121	$—
Cash paid during the period for income taxes, net of refunds	$232	$142
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$2,059	$2,058
Sold revenue equipment and property in other current assets	$232	$1,213
Common stock dividends declared in accounts payable	$1,581	$1,579

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$55,506	$187,085
Restricted cash included in other current assets	746	916
Restricted cash included in other assets	14,501	14,937
Total cash, cash equivalents and restricted cash	$70,753	$202,938

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation and New Accounting Pronouncements

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, Inc., Smith Trucking, Inc., and Franklin Logistics, Inc. ("Smith Transport"), and CFI entities, Transportation Resources, Inc. and Contract Freighters, Inc. (collectively with certain Mexican entities, "CFI"). On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and certain Mexican entities (collectively "CFI Logistica") with operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three months ended March 31, 2023.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2023.

Note 3. Segment Information

We provide truckload services across the United States (U.S.), Mexico, and parts of Canada. These truckload services are primarily asset-based transportation services in the dry van truckload market, and we also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our consolidated operations. Our Chief Operating Decision Maker (“CODM”) oversees and manages all of our transportation services, on a combined basis, including previously acquired entities. As a result of the foregoing, we have determined that we have one reportable segment, consistent with the authoritative accounting guidance on disclosures about segments of an enterprise and related information.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $2.5 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2023 and December 31, 2022, respectively.

Total revenues recorded were $330.9 million and $151.3 million for the three months ended March 31, 2023 and 2022, respectively. Fuel surcharge revenues were $49.6 million and $24.0 million for the three months ended March 31, 2023 and 2022, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $24.6 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2023, restricted and designated cash and investments totaled $15.2 million, of which $0.7 million was included in other current assets and $14.5 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $15.1 million at December 31, 2022, of which $0.8 million was included in other current assets and $14.3 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excludes assets acquired through an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. For equipment acquired through acquisitions the salvage values on used equipment is determined based upon factors including the age of the equipment, estimated market value, and expected period of usage. At March 31, 2023, there was $0.2 million amounts receivable related to equipment sales recorded in other current assets compared to $1.6 million at December 31, 2022.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2023. The $102.4 million of other intangibles, net recorded in the consolidated balance sheet at March 31, 2023 includes $31.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $70.8 million finite lived intangible assets. Amortization expense of $1.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at March 31, 2023:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$9,490	$66,346
Trade name	0.5-10	12,900	9,820	3,080
Covenants not to compete	1-10	5,839	4,479	1,360
		$94,575	$23,789	$70,786

The carrying amount of goodwill was $320.7 million at March 31, 2023 and December 31, 2022, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2023 and March 31, 2022, we had outstanding restricted shares of common stock to certain of our employees and Directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands, except per share data):

	Three months ended March 31, 2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$12,612	78,987	$0.16
Effect of restricted stock	—	35
Diluted EPS	$12,612	79,022	$0.16

	Three months ended March 31, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$16,775	78,929	$0.21
Effect of restricted stock	—	24
Diluted EPS	$16,775	78,953	$0.21

Note 9. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of March 31, 2023. There were no shares repurchased in the open market during the three months ended March 31, 2023 and March 31, 2022, respectively. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2023 and 2022, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has no shares that remain available for the purpose of making restricted stock grants but certain shares granted between 2020 and 2022 remain unvested at March 31, 2023. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.6 million shares that remain available for the purpose of making restricted stock grants at March 31, 2023.

There were no shares that were issued during the period 2011 to 2019 that remain unvested at March 31, 2023. Shares granted in 2020 through 2023 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages, and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.2 million and $0.3 million respectively, for the three months ended March 31, 2023 and March 31, 2022. Unrecognized compensation expense was $0.2 million at March 31, 2023 which will be recognized over a weighted average period of 0.6 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.1	$16.01
Granted	—	—
Vested	(7.0)	15.95
Forfeited	—	—
Outstanding (unvested) at end of period	33.1	$16.02

	Three Months Ended March 31, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	14.0	$19.70
Granted	25.0	15.17
Vested	(12.0)	15.51
Forfeited	—	—
Outstanding (unvested) at end of period	27.0	$17.37

Note 11.  Long-Term Debt

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through March 31, 2023, required minimum payments have been covered through December 31, 2025.

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

One of the nine consortium lenders is West Bank. Our CEO served on the Board of Directors of West Bancorporation and West Bank, a wholly owned subsidiary of West Bancorporation, Inc., the financial institution that holds a portion of our deposits, from 2013 until April 2023. We have had a banking relationship with West Bank since 2003. West Bank's share of the Revolving Facility is $8.2 million while the West Bank share of the initial Term Facility was $36.8 million, representing 8.2% of the respective facilities.

We had $330.0 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at March 31, 2023. Outstanding letters of credit associated with the Revolving Facility at March 31, 2023 were $13.6 million. As of March 31, 2023, the Revolving Facility available for future borrowing was $86.4 million. As of March 31, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.4%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $38.0 million was outstanding at March 31, 2023, (the "Smith Debt"). The Smith Debt has $9.2 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at March 31, 2023, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $28.8 million are finance lease obligations with a weighted average interest rate of 3.9% at March 31, 2023, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.0 years.

Note 12.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. The right-of-use asset associated with the leased terminal facility is $2.7 million as of March 31, 2023.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $14.8 million as of March 31, 2023. The operating leases have a weighted average interest rate of 3.8% at March 31, 2023, due in monthly installments with final maturities at various dates ranging from April 2023 to March 2026 with the weighted average remaining lease term of 2.0 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 11. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of March 31, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023 (remaining)	$8,934	$10,862
2024	6,193	8,231
2025	3,008	7,511
2026	151	3,901
2027	—	—
Thereafter	—	—
Total minimum lease payments	$18,286	$30,505
Less: future payment amount for interest	709	1,741
Present value of minimum lease payments	$17,577	$28,764
Less: current portion	10,885	11,324
Lease obligations, long-term	$6,692	$17,440

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2023 and December 31, 2022. Our effective tax rate was 27.1% and 25.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of unfavorable permanent differences applicable in 2023 as compared to 2022.

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

At March 31, 2023 and December 31, 2022, we had a total of $5.8 million and $5.7 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.6 million and $4.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2023 and December 31, 2022. The net change in unrecognized tax benefits was an increase of $0.1 million and a decrease of $0.2 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.7 million at March 31, 2023 and December 31, 2022, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense was nominal for the three month period ended March 31, 2023 and March 31, 2022, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2023
(in thousands)
Balance at December 31, 2022	$5,744
Additions based on tax positions related to current year	92
Reductions due to lapse of applicable statute of limitations	(30)
Balance at March 31, 2023	$5,806

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations, or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions. The federal statute of limitations remains open for the years 2019 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2023 was $84.4 million. These commitments extend through the remainder of 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, including the anticipated impact of our acquisitions of Smith Transport and CFI, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, including the impact of our insurance renewal, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, future capital spending, future depreciation expense, our future repurchases of our shares, future cost reduction, including at Millis Transfer, CFI, and Smith Transport, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and the Company's 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2023. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022 and to date in 2023. Additionally, there is significant pressure from many shippers to reduce freight rates while operational costs continue to rise. We believe this current trend of lower freight demand and freight rate pressure will continue to have significant impacts on the available capacity within our industry. Freight demand in the first quarter is typically softer due to expected seasonality following the fourth quarter holiday season, but the current demand levels are much lower than the standard and expected seasonality changes. Given what we have experienced and based on feedback from our customers, we expect volatile freight demand for at least the next two quarters of 2023. Continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand and spending, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2023.

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

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition within the last nine years, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain business that fails to meet our operating profile. We have historically been a debt free organization, however, with the acquisition of CFI we now have a significant amount of debt. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The trucking industry has been faced with a qualified driver shortage. Competition for qualified drivers continued to be challenging in 2022 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability began to change late in 2022 and has continued in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have increased wages and enhanced the compensation for our drivers multiple times in the last three years. Further, we have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance.

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

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. During March 2022 Department of Energy ("DOE") average fuel prices increased to over $5.00 per gallon and remained elevated for the remainder of 2022, although the DOE weekly average for the last four weeks of 2022 fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued in 2023 as the DOE average through April 24, 2023 was $4.34 and the average for the month of April 2023 was $4.10. Average DOE diesel fuel prices per gallon for the three months ended March 31, 2023 and 2022 were $4.41 and $4.24 (a 4.0% increase), respectively. We cannot predict what fuel prices will be for the remainder of 2023, but fuel expense has become the second highest expense behind salaries, wages, and benefits, and we expect volatile pricing for the remainder of 2023. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power and diesel power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. Given the reduction in demand for freight services throughout the first quarter of 2023 the company incurred a higher amount of empty miles. At March 31, 2023, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.2 years compared to March 31, 2022 when the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 3.7 years. The average age of our fleet was impacted by the inclusion of equipment from the Smith Transport and CFI acquisitions in 2022.

We ended the first three months of 2023 with operating revenues of $330.9 million, including fuel surcharges, net income of $12.6 million, and basic net income per share of $0.16 on basic weighted average outstanding shares of 79.0 million compared to operating revenues of $151.3 million, including fuel surcharges, net income of $16.8 million, and basic net income per share of $0.21 on basic weighted average shares of 78.9 million in the first three months of 2022. We posted a 93.1% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2023 compared to 85.2% for the same period of 2022. We posted a 91.4% non-GAAP adjusted operating ratio(1) for the three months ended March 31, 2023 compared to 81.7% for the same period of 2022. We had total assets of $1.6 billion at March 31, 2023. We achieved a return on assets of 8.5% and a return on equity of 15.3% over the immediate past four quarters ended March 31, 2023, compared to 8.7% and 11.3%, respectively, for the immediate past four quarters ended March 31, 2022.

Our cash flow from operating activities for the three months ended March 31, 2023 of $66.4 million was 20.1% of operating revenues, compared to $37.6 million and 24.9% in the same period of 2022. During 2023, we had net cash used in investing activities of $12.8 million resulting primarily from $13.3 million used by net property and equipment transactions. Net cash used by property and equipment was primarily the result of normal tractor and trailer fleet modernization activity. We had net cash used in financing activities of $47.4 million resulting primarily from $47.3 million of debt repayments associated with debt taken on with our 2022 acquisitions. Our cash, cash equivalents and restricted cash increased $6.3 million during the three months ended March 31, 2023. We ended the first quarter of 2023 with cash, cash equivalents and restricted cash of $70.8 million. Cash and cash equivalents, excluding restricted cash was $55.5 million at March 31, 2023.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three months ended March 31,
	2023	2022
	(Unaudited, in thousands)

Operating revenue	$330,916	$151,275
Less: Fuel surcharge revenue	49,647	23,969
Operating revenue, excluding fuel surcharge revenue	281,269	127,306

Operating expenses	308,026	128,880
Less: Fuel surcharge revenue	49,647	23,969
Less: Amortization of intangibles	1,291	598
Less: Acquisition-related costs	—	255
Adjusted operating expenses	257,088	104,058

Operating income	22,890	22,395
Adjusted operating income	24,181	23,248

Operating ratio	93.1%	85.2%
Adjusted operating ratio	91.4%	81.7%

(a) Operating revenue excluding fuel surcharge revenue, is based upon operating revenue minus fuel surcharge revenue. Adjusted operating income is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue, non-cash amortization expense related to intangible assets, and acquisition-related legal and professional fees. Adjusted operating ratio is based upon operating expenses, net of fuel surcharge revenue, amortization of intangibles, and acquisition-related costs, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control, and removes items resulting from acquisitions or one-time transactions that do not reflect our core operating performance. Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio are not substitutes for operating revenue, operating income, or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.3%	38.8%
Rent and purchased transportation	10.0%	0.5%
Fuel	17.4%	19.6%
Operations and maintenance	4.5%	3.4%
Operating taxes and licenses	1.7%	2.1%
Insurance and claims	3.3%	3.7%
Communications and utilities	0.9%	0.7%
Depreciation and amortization	14.6%	15.4%
Other operating expenses	5.4%	3.8%
Gain on disposal of property and equipment	(2.0)%	(2.8)%
	93.1%	85.2%
Operating income	6.9%	14.8%
Interest income	0.1%	0.1%
Interest expense	(1.8)%	—%
Income before income taxes	5.2%	14.9%
Income taxes	1.4%	3.8%
Net income	3.8%	11.1%

Three Months Ended March 31, 2023 Compared With the Three Months Ended March 31, 2022

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, therefore the operating results of the Company for the three months ended March 31, 2023 includes the operating results of CFI and Smith Transport. The acquisitions impacted the change in operating revenues, salaries, wages, and benefits, rent and purchased transportation, fuel expense, operations and maintenance, operating taxes and licenses, insurance and claims, communications and utilities, depreciation and amortization, other operating expenses, and interest expense in 2023 compared to 2022 as further explained below.

Our quarterly operating ratio was 93.1% and 91.4% non-GAAP adjusted operating ratio as compared to the prior year 85.2% and 81.7%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $12.6 million for the three months ended March 31, 2023 and $16.8 million during the period ended March 31, 2022, a decrease of 24.8%. The worsening of operating ratio and adjusted operating ratio are primarily due to the recent acquisitions of Smith Transport and CFI that are operating with a higher relative cost structure and higher operating ratio as compared to Heartland Express and Millis Transfer. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and now CFI, focused on improving the consolidated operating ratio.

Operating revenue increased $179.6 million (118.8%), to $330.9 million for the three months ended March 31, 2023 from $151.3 million for the three months ended March 31, 2022. The increase in revenue was primarily due to the acquisitions of Smith Transport and CFI driving an increase in total miles resulting in the increase in trucking and other revenues of $154.0 million (120.9%). Further contributing to this increase was an increase to fuel surcharge revenue of $25.6 million (107.0%) from $24.0 million in 2022 to $49.6 million in 2023. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the increased number of drivers providing capacity following the Smith Transport and CFI acquisitions. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily due to the acquisitions of Smith Transport and CFI driving an increase in loaded miles combined with higher average DOE diesel fuel prices (4.0%) during the three months ended March 31, 2023 compared to March 31, 2022, as reported by the DOE.

Salaries, wages, and benefits increased $64.7 million (110.3%), to $123.3 million for the three months ended March 31, 2023 from $58.6 million in the 2022 period. Salaries, wages, and benefits increased primarily due to the additions of Smith Transport and CFI, along with increased driver wage rates as compared to the prior year. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability began to change late in 2022 through to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Rent and purchased transportation increased $32.4 million, to $33.1 million for the three months ended March 31, 2023 from $0.7 million for the same period of 2022. The increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including owner operators. Further contributing to the rent and purchased transportation increase was lease expense resulting from the acquisition of Smith Transport along with a terminal lease entered into in May 2022 following the sale of that property.

Fuel increased $27.8 million (93.6%), to $57.5 million for the three months ended March 31, 2023 from $29.7 million for the same period of 2022. The increase was primarily due to the combination of more miles driven and higher average diesel price per gallon (4.0%) as reported by the DOE. Throughout the quarter ended March 31, 2023, we were in an elevated, but declining, fuel price environment. Subsequent to the end of the first quarter 2023 the DOE price of fuel remained slightly down with the last published average in April 2023 being 6.1% lower than the average during the first quarter. We expect to see fuel price volatility through the remainder of 2023.

Operations and maintenance expense increased $9.9 million (195.8%), to $15.0 million during the three months ended March 31, 2023 from $5.1 million in the same period of 2022. The net increase is mainly attributable to the combination of more miles driven and larger fleet size, primarily from the Smith Transport and CFI acquisitions, along with higher costs of parts and materials as a result of production shortages. At March 31, 2023, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.2 years compared to March 31, 2022 when the Company’s tractor fleet had an average age of 1.5 years and the Company's trailer fleet had an average age of 3.7 years. The average age of our tractor and trailer fleets was increased by the inclusion of the Smith Transport and CFI equipment obtained through our 2022 acquisitions.

Operating taxes and licenses increased $2.3 million (72.7%), to $5.5 million during the three months ended March 31, 2023 from $3.2 million in the same period of 2022. The increase resulted from the acquisitions of Smith Transport and CFI and the resulting larger fleet size.

Insurance and claims expense was $11.0 million during the three months ended March 31, 2023 compared to $5.6 million in 2022. There was an increase in severity and frequency of claims as well as an increase in risk exposure resulting from more miles driven, along with an increase in insurance premiums in 2023 compared to 2022. On April 1, 2023, we renewed our auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of the $3.0 million deductible are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. We believe these insurance program features better meet the needs of our consolidated risk profile subsequent to the 2022 acquisitions of Smith Transport and CFI. While our premiums on a per unit basis are lower as a result of the April 1, 2023 renewal, we expect that our insurance and claims expense for the second and third quarter of 2023 will remain elevated when compared to the 2022 periods due to the increased fleet size from recent acquisitions. Additionally, the elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

Communications and utilities increased $1.8 million (166.8%), to $2.9 million during the three months ended March 31, 2023 from $1.1 million in the same period of 2022. The increase resulted from the growth in terminal locations and fleet size as a result of the Smith Transport and CFI acquisitions.

Depreciation and amortization increased $25.2 million (107.9%), to $48.5 million during the three months ended March 31, 2023 from $23.3 million in the same period of 2022 as a result of ongoing fleet replacement strategies and increase in depreciated units from the Smith Transport and CFI acquisitions. We expect depreciation expense in 2023 to be approximately $205 million to $215 million.

Other operating expenses increased $12.1 million, to $17.9 million during the three months ended March 31, 2023 from $5.8 million in the same period of 2022. The increase resulted from our expanded operating fleet and general operations from the Smith Transport and CFI acquisitions.

Gains on the disposal of property and equipment increased $2.5 million, to a gain on disposal of $6.8 million during the three months ended March 31, 2023 compared to $4.3 million gain on disposal in the same period of 2022. The increase in gains is a result of ongoing fleet replacement strategies with an increase in volume of equipment traded.

Interest expense increased $6.1 million during the three months ended March 31, 2023 from no interest expense in the same period of 2022. The interest expense is made up of $5.7 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.4 million is the result of debt and financing leases assumed through the Smith Transport acquisition.

Our effective tax rate was 27.1% and 25.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of unfavorable permanent differences applicable in 2023 as compared to 2022.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through March 31, 2023, required minimum payments have been covered through December 31, 2025.

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

One of the nine consortium lenders is West Bank. Our CEO served on the Board of Directors of West Bancorporation and West Bank, a wholly owned subsidiary of West Bancorporation, Inc., the financial institution that holds a portion of our deposits, from 2013 until April 2023. We have had a banking relationship with West Bank since 2003. West Bank's share of the Revolving Facility is $8.2 million while the West Bank share of the initial Term Facility was $36.8 million, representing 8.2% of the respective facilities.

We had $330.0 million outstanding on the Term Facility and no outstanding under the Revolving Facility at March 31, 2023. Outstanding letters of credit associated with the Revolving Facility at March 31, 2023 were $13.6 million. As of March 31, 2023, the Revolving Facility available for future borrowing was $86.4 million. As of March 31, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.4%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $38.0 million was outstanding at March 31, 2023, (the "Smith Debt"). The Smith Debt has $9.2 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at March 31, 2023, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $28.8 million are finance lease obligations with a weighted average interest rate of 3.9% at March 31, 2023, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 2.0 years.

At March 31, 2023, we had $55.5 million in cash and cash equivalents, $337.2 million in net outstanding debt, $28.8 million in finance lease liabilities, $17.6 million in operating lease obligations, and $86.4 million available borrowing capacity on the Revolving Facility.

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2023 was $84.4 million. These commitments extend through the remainder of 2023. We anticipate continued disposition of older tractors and trailers in the Smith Transport and CFI fleets throughout 2023 and beyond. We currently expect net capital expenditures of $70 to $80 million for tractors and trailers, including non-committed transactions, and expect to recognize $15 to $20 million of gains on disposition of equipment throughout all of 2023.

Cash flow provided by operating activities during the three months ended March 31, 2023 was $66.4 million as compared to $37.6 million during the same period of 2022. This increase was primarily due to a $11.7 million increase in net income net of non-working capital items, along with $17.1 million more cash provided by working capital items. Cash flows provided by operating activities was 20.1% of operating revenues for the three months ended March 31, 2023 compared with 24.9% for the same period of 2022.

Cash used in investing activities was $12.8 million during the three months ended March 31, 2023 compared to $8.4 million during the comparative 2022 period. The increase was primarily the result of $4.9 million more net cash used by net property and equipment. We currently anticipate higher net capital expenditures for revenue equipment in 2023 compared to 2022 as a result of the larger fleet size following the acquisitions and efforts to refresh these fleets. We currently anticipate the majority of our remaining net capital expenditures for 2023 to occur in the second and third quarters of 2023.

Cash used in financing activities increased $47.3 million during the three months ended March 31, 2023 compared to the same period of 2022 due mainly to $47.3 million of repayments of finance leases and debt during the three months ended March 31, 2023 with no payments during the same period of 2022 as there was no finance leases or debt outstanding in the first quarter of 2022.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase under the program as of March 31, 2023 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended March 31, 2023 and 2022. Shares repurchased are accounted for as treasury stock. While we are paying down the debt, we do not currently expect to repurchase shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $0.2 million and $0.1 million for income taxes, net of refunds, in the three months ended March 31st, 2023 and 2022, respectively. Tax payments year over year are relatively unchanged as significant payments were not made during either period.

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

Interest Rate Risk

We had $337.2 million net debt outstanding and $28.8 million in finance lease liabilities at March 31, 2023. Of the total $366.0 million debt and finance lease liabilities outstanding, $330.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $3.3 million annually based on our current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2022, annualized for acquisition impacts, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2022 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $9.3 million in 2023. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2023, a 10% increase in the price of tires would increase our tire purchase expense by $2.0 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2022, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings” from our Annual Report on Form 10-K for the year ended December 31, 2022, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Certain insurance carriers that provide excess insurance coverage currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have recently raised premiums and collateral requirements for many businesses, including trucking companies. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Prior to the April 2023 renewal, Heartland Express, Millis Transfer, and CFI had a retention limit of $2.0 million and Smith Transport had a retention limit of $0.5 million. In addition to the $2.0 million base retention limit, Heartland Express, Millis Transfer, and CFI were subject to a $1.0 million corridor for any one accident or combination of accidents that exceeded $2.0 million. For the April 2023 renewal, liabilities in excess of the $3.0 million deductible are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Prior to the April 2023 renewal, our excess limit was $60.0 million, including retention of 50% of exposure from $5.0 million to $10.0 million. Furthermore, under the April 2023 renewal, our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

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

HEARTLAND EXPRESS, INC.

Date:	May 8, 2023	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)