Form 10-Q
period 2023-06-30
HEARTLAND EXPRESS INC
filed 2023-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 8, 2023 there were 79,027,455 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$46,250	$49,462
Trade receivables, net of $3.1 and $3.3 million allowance in 2023 and 2022, respectively	114,471	139,819
Prepaid tires	11,440	11,293
Other current assets	18,677	26,069
Income tax receivable	7,927	3,139
Total current assets	198,765	229,782
PROPERTY AND EQUIPMENT
Land and land improvements	100,468	94,155
Buildings	153,227	143,899
Furniture and fixtures	7,015	6,946
Shop and service equipment	22,052	21,652
Revenue equipment	996,099	1,000,472
Construction in progress	12,916	15,070
Property and equipment, gross	1,291,777	1,282,194
Less accumulated depreciation	364,653	308,936
Property and equipment, net	927,124	973,258
GOODWILL	320,675	320,675
OTHER INTANGIBLES, NET	101,100	103,701
OTHER ASSETS	32,956	19,894
DEFERRED INCOME TAXES, NET	1,563	1,224
OPERATING LEASE RIGHT OF USE ASSETS	14,482	20,954
	$1,596,665	$1,669,488
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$61,047	$62,712
Compensation and benefits	30,263	30,972
Insurance accruals	17,413	18,490
Long-term debt and finance lease liabilities - current portion	12,597	13,946
Operating lease liabilities - current portion	9,436	12,001
Other accruals	17,189	18,636
Total current liabilities	147,945	156,757
LONG-TERM LIABILITIES
Income taxes payable	6,183	6,466
Long-term debt and finance lease liabilities less current portion	336,177	399,062
Operating lease liabilities less current portion	5,046	8,953
Deferred income taxes, net	194,415	207,516
Accident and work comp accruals less current portion	33,962	35,257
Total long-term liabilities	575,783	657,254
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2023 and 2022; outstanding 79,013 and 78,984 in 2023 and 2022, respectively	907	907
Additional paid-in capital	3,898	4,165
Retained earnings	1,068,863	1,051,641
Treasury stock, at cost; 11,676 and 11,705 in 2023 and 2022, respectively	(200,731)	(201,236)
	872,937	855,477
	$1,596,665	$1,669,488
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OPERATING REVENUE	$306,169	$187,821	$637,085	$339,097

OPERATING EXPENSES
Salaries, wages, and benefits	120,311	65,869	243,643	124,506
Rent and purchased transportation	28,468	3,127	61,611	3,874
Fuel	49,867	42,046	107,396	71,758
Operations and maintenance	16,047	6,066	31,073	11,146
Operating taxes and licenses	5,457	3,352	11,001	6,562
Insurance and claims	10,433	6,339	21,435	11,905
Communications and utilities	2,679	1,126	5,555	2,204
Depreciation and amortization	48,337	24,309	96,806	47,620
Other operating expenses	16,362	12,244	34,253	18,042
Gain on disposal of property and equipment	(8,022)	(81,712)	(14,809)	(85,970)
	289,939	82,766	597,964	211,647

Operating income	16,230	105,055	39,121	127,450

Interest income	592	260	1,076	406
Interest expense	(6,111)	(174)	(12,187)	(174)

Income before income taxes	10,711	105,141	28,010	127,682

Federal and state income taxes	2,940	28,235	7,627	34,001

Net income	$7,771	$76,906	$20,383	$93,681
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$7,771	$76,906	$20,383	$93,681

Net income per share
Basic	$0.10	$0.97	$0.26	$1.19
Diluted	$0.10	$0.97	$0.26	$1.19

Weighted average shares outstanding
Basic	78,999	78,934	78,993	78,931
Diluted	79,081	78,959	79,052	78,956

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2022	$907	$4,165	$1,051,641	$(201,236)	$855,477
Net income	—	—	12,612	—	12,612
Dividends on common stock, $0.02 per share	—	—	(1,581)	—	(1,581)
Stock-based compensation, net of tax	—	32	—	79	111
Balance, March 31, 2023	907	4,197	1,062,672	(201,157)	866,619
Net income	—	—	7,771	—	7,771
Dividends on common stock, $0.02 per share	—	—	(1,580)	—	(1,580)
Stock-based compensation, net of tax	—	(299)	—	426	127
Balance, June 30, 2023	$907	$3,898	$1,068,863	$(200,731)	$872,937

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2021	$907	$4,141	$924,375	$(202,321)	$727,102
Net income	—	—	16,775	—	16,775
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	64	—	166	230
Balance, March 31, 2022	907	4,205	939,571	(202,155)	742,528
Net income	—	—	76,906	—	76,906
Dividends on common stock, $0.02 per share	—	—	(1,579)	—	(1,579)
Stock-based compensation, net of tax	—	(14)	—	61	47
Balance, June 30, 2022	$907	$4,191	$1,014,898	$(202,094)	$817,902

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$20,383	$93,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,806	47,620
Deferred income taxes	(13,440)	(12,709)
Stock-based compensation expense	393	343
Debt-related amortization	539	—
Gain on disposal of property and equipment	(14,809)	(85,970)
Changes in certain working capital items:
Trade receivables	25,348	(10,600)
Prepaid expenses and other current assets	6,193	(778)
Accounts payable, accrued liabilities, and accrued expenses	(19,086)	8,521
Accrued income taxes	(5,071)	18,400
Net cash provided by operating activities	97,256	58,508
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	73,838	129,820
Purchases of property and equipment	(108,017)	(50,563)
Acquisition of business, net of cash acquired	—	(122,049)
Change in other assets	419	(9)
Net cash used in investing activities	(33,760)	(42,801)
FINANCING ACTIVITIES
Payment of cash dividends	(1,581)	(1,579)
Shares withheld for employee taxes related to stock-based compensation	(155)	(66)
Repayments of finance leases and debt	(64,773)	(1,113)
Net cash used in financing activities	(66,509)	(2,758)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,013)	12,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	64,478	173,767
End of period	$61,465	$186,716
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$11,605	$159
Cash paid during the period for income taxes, net of refunds	$25,740	$28,310
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$18,683	$1,033
Sold revenue equipment and property in other current assets	$494	$3,084
Common stock dividends declared in accounts payable	$1,580	$1,579
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,653
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$46,250	$171,879
Restricted cash included in other current assets	741	897
Restricted cash included in other assets	14,474	13,940
Total cash, cash equivalents and restricted cash	$61,465	$186,716

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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. Purchase accounting in relation to the acquisition of Smith Transport was deemed complete during the quarter ended June 30, 2023. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and six months ended June 30, 2023.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2023.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 500 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $2.4 million and $2.6 million at June 30, 2023 and December 31, 2022, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2023 and December 31, 2022, respectively.

Total revenues recorded were $306.2 million and $187.8 million for the three months ended June 30, 2023 and 2022, respectively. Fuel surcharge revenues were $41.5 million and $36.4 million for the three months ended June 30, 2023 and 2022, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $24.7 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively.

Total revenues recorded were $637.1 million and $339.1 million for the six months ended June 30, 2023 and 2022, respectively. Fuel surcharge revenues were $91.1 million and $60.3 million for the six months ended June 30, 2023 and 2022, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $49.3 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2023, restricted and designated cash and investments totaled $15.2 million, of which $0.7 million was included in other current assets and $14.5 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $15.1 million at December 31, 2022, of which $0.8 million was included in other current assets and $14.3 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excludes assets acquired through an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. For equipment acquired through acquisitions the salvage values on used equipment is determined based upon factors including the age of the equipment, estimated market value, and expected period of usage. At June 30, 2023, there was $0.5 million amounts receivable related to equipment sales recorded in other current assets compared to $1.6 million at December 31, 2022.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three and six months ended June 30, 2023. The $101.1 million of other intangibles, net recorded in the consolidated balance sheet at June 30, 2023 includes $31.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $69.5 million finite lived intangible assets, net. Amortization expense of $1.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income. Amortization expense of $2.6 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at June 30, 2023:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$10,538	$65,298
Trade name	0.5-10	12,900	9,940	2,960
Covenants not to compete	1-10	5,839	4,621	1,218
		$94,575	$25,099	$69,476

The carrying amount of goodwill was $320.7 million at June 30, 2023 and December 31, 2022, respectively.

Note 8. Earnings per Share

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2023 and June 30, 2022, we had outstanding restricted shares of common stock to certain of our employees and directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding of the basic and diluted earnings per share ("EPS")) for the three and six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands, except per share data):

	Three months ended June 30, 2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$7,771	78,999	$0.10
Effect of restricted stock	—	82
Diluted EPS	$7,771	79,081	$0.10

	Three months ended June 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$76,906	78,934	$0.97
Effect of restricted stock	—	25
Diluted EPS	$76,906	78,959	$0.97

	Six months ended June 30, 2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$20,383	78,993	$0.26
Effect of restricted stock	—	59
Diluted EPS	$20,383	79,052	$0.26

	Six months ended June 30, 2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$93,681	78,931	$1.19
Effect of restricted stock	—	25
Diluted EPS	$93,681	78,956	$1.19

Note 9. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of June 30, 2023. There were no shares repurchased in the open market during the three and six months ended June 30, 2023 and June 30, 2022, respectively. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2023 and 2022, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. During the six months ended June 30, 2023 and 2022, our Board of Directors declared dividends totaling $3.2 million and $3.2 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has no shares that remain available for the purpose of making restricted stock grants but certain shares granted between 2020 and 2022 remain unvested at June 30, 2023. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.5 million shares that remain available for the purpose of making restricted stock grants at June 30, 2023.

There were no shares that were issued during the period 2011 to 2019 that remain unvested at June 30, 2023. Shares granted in 2020 through 2023 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards is included in salaries, wages, and benefits in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.2 million and $0.4 million respectively, for the three and six months ended June 30, 2023. Compensation expense associated with restricted stock awards was $0.1 million and $0.3 million respectively, for the three and six months ended June 30, 2022. Unrecognized compensation expense was $1.3 million at June 30, 2023 which will be recognized over a weighted average period of 0.8 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	33.1	$16.02
Granted	93.3	14.82
Vested	(31.4)	14.86
Forfeited	—	—
Outstanding (unvested) at end of period	95.0	$15.23

	Three Months Ended June 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	27.0	$17.37
Granted	3.0	14.79
Vested	(5.0)	16.60
Forfeited	—	—
Outstanding (unvested) at end of period	25.0	$17.21

	Six Months Ended June 30, 2023
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.1	$16.01
Granted	93.3	14.82
Vested	(38.4)	15.06
Forfeited	—	—
Outstanding (unvested) at end of period	95.0	$15.23

	Six Months Ended June 30, 2022
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	14.0	$19.70
Granted	28.0	15.13
Vested	(17.0)	15.83
Forfeited	—	—
Outstanding (unvested) at end of period	25.0	$17.21

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through June 30, 2023, required minimum payments have been covered through March 31, 2026.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at June 30, 2023 and during the three and six months then ended.

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

We had $315.0 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at June 30, 2023. Outstanding letters of credit associated with the Revolving Facility at June 30, 2023 were $12.0 million. As of June 30, 2023, the Revolving Facility available for future borrowing was $88.0 million. As of June 30, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.6%. Unamortized loan origination fees of $1.7 million at June 30, 2023 are included in long-term debt and fiance lease liabilities.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $35.5 million was outstanding at June 30, 2023, (the "Smith Debt"). The Smith Debt has $8.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at June 30, 2023, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $26.8 million are finance lease obligations with a weighted average interest rate of 3.9% at June 30, 2023, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 1.8 years.

Note 12.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. The right-of-use asset associated with the leased terminal facility is $2.1 million as of June 30, 2023.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $12.4 million as of June 30, 2023. The operating leases have a weighted average interest rate of 3.8% at June 30, 2023, due in monthly installments with final maturities at various dates ranging from September 2023 to March 2026 with the weighted average remaining lease term of 1.9 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 11. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of June 30, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2023 (remaining)	$5,673	$8,762
2024	6,186	8,231
2025	3,003	7,511
2026	151	3,901
2027	—	—
Thereafter	—	—
Total minimum lease payments	$15,013	$28,405
Less: future payment amount for interest	531	1,587
Present value of minimum lease payments	$14,482	$26,818
Less: current portion	9,436	10,680
Lease obligations, long-term	$5,046	$16,138

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of changes in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2023 and December 31, 2022. Our effective tax rate was 27.4% and 26.9% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of a change in the deductibility of per diem related expenses in 2023 compared to 2022. Our effective tax rate was 27.2% and 26.6% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of a change in the deductibility of per diem related expenses in 2023 compared to 2022.

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

At June 30, 2023 and December 31, 2022, we had a total of $5.5 million and $5.7 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.4 million and $4.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2023 and December 31, 2022. The net change in unrecognized tax benefits was a decrease of $0.3 million and an increase of $1.3 million during the three months ended June 30, 2023 and June 30, 2022, respectively. The net change in unrecognized tax benefits was a decrease of $0.2 million and an increase of $1.1 million during the six months ended June 30, 2023 and June 30, 2022, respectively. The difference in the net change in unrecognized tax benefits year over year for the three and six months is the result of underlying transactions that occurred in 2022 that did not occur in 2023. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.7 million at June 30, 2023 and December 31, 2022, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense was a net benefit of $0.1 million and $0.1 million for the three month period ended June 30, 2023 and June 30, 2022, respectively. The net reduction in interest and penalties decreased income tax expense $0.1 million and $0.2 million for the six month period ended June 30, 2023 and June 30, 2022, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2023
(in thousands)
Balance at December 31, 2022	$5,744
Additions based on tax positions related to current year	176
Reductions due to lapse of applicable statute of limitations	(391)
Balance at June 30, 2023	$5,529

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations, or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions. The federal statute of limitations remains open for the years 2020 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2023 was $55.7 million. These commitments extend through the remainder of 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future freight demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, including the anticipated impact of our acquisitions of Smith Transport and CFI, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, including the impact of our insurance renewal, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, future capital spending, future depreciation expense, our future repurchases of our shares, future cost reduction, including at Millis Transfer, CFI, and Smith Transport, and our ability to react to changing market conditions, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Company's 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 8, 2023. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022 and to date in 2023. Additionally, there is significant pressure from many shippers to reduce freight rates while operational costs continue to rise. We believe this current trend of lower freight demand and freight rate pressure will continue to have significant impacts on the available capacity within our industry. Freight demand levels are currently much lower than the standard and expected seasonality changes. Given what we have experienced and based on feedback from our customers, we expect volatile freight demand for at least the next quarter of 2023 and look to the holiday season of the fourth quarter for potential improvements in the freight demand environment. Continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand and spending, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2023.

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

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. During March 2022 Department of Energy ("DOE") average fuel prices increased to over $5.00 per gallon and remained elevated for the remainder of 2022, although the DOE weekly average for the last four weeks of 2022 fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued in 2023 as the DOE average through July 31, 2023 was $4.13 and the average for the month of July 2023 was $3.88. Average DOE diesel fuel prices per gallon for the three months ended June 30, 2023 and 2022 were $3.94 and $5.49 (a 28.3% decrease), respectively. We cannot predict what fuel prices will be for the remainder of 2023, but fuel expense has become the second highest expense behind salaries, wages, and benefits, and we expect volatile pricing for the remainder of 2023. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power and diesel power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. Given the reduction in demand for freight services throughout the first six months of 2023 the company incurred a higher amount of empty miles. At June 30, 2023, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years compared to June 30, 2022 when the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years. The average age of our fleet was impacted by the inclusion of equipment from the CFI acquisition in 2022.

We ended the first six months of 2023 with operating revenues of $637.1 million, including fuel surcharges, net income of $20.4 million, and basic net income per share of $0.26 on basic weighted average outstanding shares of 79.0 million compared to operating revenues of $339.1 million, including fuel surcharges, net income of $93.7 million, and basic net income per share of $1.19 on basic weighted average shares of 78.9 million in the first six months of 2022. We posted a 93.9% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2023 compared to 62.4% for the same period of 2022. We posted a 92.4% non-GAAP adjusted operating ratio(1) for the six months ended June 30, 2023 compared to 79.8% for the same period of 2022. We had total assets of $1.6 billion at June 30, 2023. We had a return on assets of 3.7% and a return on equity of 7.0% over the immediate past four quarters ended June 30, 2023, compared to 14.0% and 18.5%, respectively, for the immediate past four quarters ended June 30, 2022.

Our cash flow from operating activities for the six months ended June 30, 2023 of $97.3 million was 15.3% of operating revenues, compared to $58.5 million and 17.3% in the same period of 2022. During 2023, we had net cash used in investing activities of $33.8 million resulting primarily from $34.2 million used by net property and equipment transactions. Net cash used by property and equipment was primarily the result of normal tractor and trailer fleet modernization activity. We had net cash used in financing activities of $66.5 million resulting primarily from $64.8 million of debt repayments associated with debt taken on with our 2022 acquisitions. Our cash, cash equivalents and restricted cash decreased $3.0 million during the six months ended June 30, 2023. We ended the second quarter of 2023 with cash, cash equivalents and restricted cash of $61.5 million. Cash and cash equivalents, excluding restricted cash was $46.3 million at June 30, 2023.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$306,169	$187,821	$637,085	$339,097
Less: Fuel surcharge revenue	41,501	36,377	91,148	60,346
Operating revenue, excluding fuel surcharge revenue	264,668	151,444	545,937	278,751

Operating expenses	289,939	82,766	597,964	211,647
Less: Fuel surcharge revenue	41,501	36,377	91,148	60,346
Less: Amortization of intangibles	1,310	598	2,601	1,195
Less: Acquisition-related costs	—	714	—	973
Less: Gain on sale of a terminal property	—	(73,175)	—	(73,175)
Adjusted operating expenses	247,128	118,252	504,215	222,308

Operating income	16,230	105,055	39,121	127,450
Adjusted operating income	17,540	33,192	41,722	56,443

Operating ratio	94.7%	44.1%	93.9%	62.4%
Adjusted operating ratio	93.4%	78.1%	92.4%	79.8%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.3%	35.1%	38.2%	36.7%
Rent and purchased transportation	9.3%	1.7%	9.7%	1.2%
Fuel	16.3%	22.4%	16.8%	21.2%
Operations and maintenance	5.2%	3.2%	4.9%	3.3%
Operating taxes and licenses	1.8%	1.8%	1.7%	2.0%
Insurance and claims	3.4%	3.4%	3.4%	3.5%
Communications and utilities	0.9%	0.6%	0.9%	0.6%
Depreciation and amortization	15.8%	12.9%	15.2%	14.0%
Other operating expenses	5.3%	6.5%	5.4%	5.3%
Gain on disposal of property and equipment	(2.6)%	(43.5)%	(2.3)%	(25.4)%
	94.7%	44.1%	93.9%	62.4%
Operating income	5.3%	55.9%	6.1%	37.6%
Interest income	0.2%	0.2%	0.2%	0.2%
Interest expense	(2.0)%	(0.1)%	(1.9)%	(0.1)%
Income before income taxes	3.5%	56.0%	4.4%	37.7%
Income taxes	1.0%	15.1%	1.2%	10.1%
Net income	2.5%	40.9%	3.2%	27.6%

Three Months Ended June 30, 2023 Compared With the Three Months Ended June 30, 2022

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, therefore the operating results of the Company for the three months ended June 30, 2023 includes the operating results of CFI and Smith Transport while the three months ended June 30, 2022 includes the operating results of Smith Transport for the month of June only. The acquisitions impacted the change in operating revenues, salaries, wages, and benefits, rent and purchased transportation, fuel expense, operations and maintenance, operating taxes and licenses, insurance and claims, communications and utilities, depreciation and amortization, other operating expenses, and interest expense in 2023 compared to 2022 as further explained below.

Our quarterly operating ratio was 94.7% and 93.4% non-GAAP adjusted operating ratio as compared to the prior year 44.1% and 78.1%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $7.8 million for the three months ended June 30, 2023 and $76.9 million during the period ended June 30, 2022, a decrease of 89.9%. The worsening of operating ratio and net income are primarily the result of a $73.2 million gain on a single terminal location during the prior year which did not repeat in the three months ended June 30, 2023. Further impacting these metrics as well as the adjusted operating ratio are the recent acquisitions of Smith Transport and CFI that are operating with a higher relative cost structure and higher operating ratio as compared to Heartland Express and Millis Transfer. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and CFI, focused on improving the consolidated operating ratio.

Operating revenue increased $118.4 million (63.0%), to $306.2 million for the three months ended June 30, 2023 from $187.8 million for the three months ended June 30, 2022. The increase in revenue was primarily due to the acquisitions of Smith Transport and CFI driving an increase in total miles resulting in the increase in trucking and other revenues of $113.2 million (74.8%). Further contributing to this increase was an increase to fuel surcharge revenue of $5.1 million (14.1%) from $36.4 million in 2022 to $41.5 million in 2023. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the increased number of drivers providing capacity following the Smith Transport and CFI acquisitions. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily due to the acquisitions of Smith Transport and CFI driving an increase in loaded miles, partially offset by lower average DOE diesel fuel prices (28.3%) during the three months ended June 30, 2023 compared to June 30, 2022, as reported by the DOE.

Salaries, wages, and benefits increased $54.4 million (82.7%), to $120.3 million for the three months ended June 30, 2023 from $65.9 million in the 2022 period. Salaries, wages, and benefits increased primarily due to the additions of Smith Transport and CFI. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability began to change late in 2022 through to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Rent and purchased transportation increased $25.4 million, to $28.5 million for the three months ended June 30, 2023 from $3.1 million for the same period of 2022. The increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including owner operators. Further contributing to the rent and purchased transportation increase was lease expense resulting from the acquisition of Smith Transport along with a terminal lease entered into in May 2022 following the sale of that property.

Fuel increased $7.9 million (18.7%), to $49.9 million for the three months ended June 30, 2023 from $42.0 million for the same period of 2022. The increase was primarily due to more miles driven partially offset by lower average diesel price per gallon (28.3%) as reported by the DOE. Throughout the quarter ended June 30, 2023, we were in an elevated, but declining, fuel price environment. Subsequent to the end of the second quarter 2023 the DOE price of fuel remained slightly down with the DOE average in July 2023 being 1.4% lower than the average during the second quarter, but was elevated from the June 2023 monthly average. We expect to see fuel price volatility through the remainder of 2023.

Operations and maintenance expense increased $9.9 million (164.0%), to $16.0 million during the three months ended June 30, 2023 from $6.1 million in the same period of 2022. The net increase is mainly attributable to the combination of more miles driven and larger fleet size, primarily from the Smith Transport and CFI acquisitions, along with higher costs of parts and materials as a result of production shortages. At June 30, 2023, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years compared to June 30, 2022 when the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years. The average age of our tractor and trailer fleets was increased by the inclusion of the CFI equipment obtained through our 2022 acquisition.

Operating taxes and licenses increased $2.1 million (62.8%), to $5.5 million during the three months ended June 30, 2023 from $3.4 million in the same period of 2022. The increase resulted from the acquisitions of Smith Transport and CFI and the resulting larger fleet size.

Insurance and claims expense was $10.4 million during the three months ended June 30, 2023 compared to $6.3 million in 2022. There was an increase in severity and frequency of claims as well as an increase in risk exposure resulting from more miles driven, along with an increase in insurance premiums in 2023 compared to 2022. On April 1, 2023, we renewed our auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of the $3.0 million deductible are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. We believe these insurance program features better meet the needs of our consolidated risk profile subsequent to the 2022 acquisitions of Smith Transport and CFI. While our premiums on a per unit basis are lower as a result of the April 1, 2023 renewal, we expect that our insurance and claims expense for the third quarter of 2023 will remain elevated when compared to the 2022 period due to the increased fleet size from the CFI acquisition. Additionally, the elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

Communications and utilities increased $1.6 million (137.9%), to $2.7 million during the three months ended June 30, 2023 from $1.1 million in the same period of 2022. The increase resulted from the growth in terminal locations and fleet size as a result of the Smith Transport and CFI acquisitions.

Depreciation and amortization increased $24.0 million (98.8%), to $48.3 million during the three months ended June 30, 2023 from $24.3 million in the same period of 2022 as a result of ongoing fleet replacement strategies and increase in depreciated units from the Smith Transport and CFI acquisitions. We expect depreciation expense in 2023 to be approximately $195 million to $205 million.

Other operating expenses increased $4.2 million, to $16.4 million during the three months ended June 30, 2023 from $12.2 million in the same period of 2022. The increase resulted from our expanded operating fleet and general operations from the Smith Transport and CFI acquisitions.

Gains on the disposal of property and equipment decreased $73.7 million, to a gain on disposal of $8.0 million during the three months ended June 30, 2023 compared to $81.7 million gain on disposal in the same period of 2022. The decrease in gains is primarily a result of a $73.2 million gain on a single terminal location during the prior year which did not repeat in the three months ended June 30, 2023. We expect to recognize $15 to $20 million of gains on disposition of equipment throughout all of 2023.

Interest expense increased $5.9 million, to $6.1 million during the three months ended June 30, 2023 from $0.2 million in the same period of 2022. The interest expense is made up of $5.7 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.4 million is the result of debt and financing leases assumed through the Smith Transport acquisition.

Our effective tax rate was 27.4% and 26.9% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of a change in the deductibility of per diem related expenses in 2023 compared to 2022.

Six Months Ended June 30, 2023 Compared With the Six Months Ended June 30, 2022

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, therefore the operating results of the Company for the six months ended June 30, 2023 includes the operating results of CFI and Smith Transport while the six months ended June 30, 2022 includes the operating results of Smith Transport for the month of June only. The acquisitions impacted the change in operating revenues, salaries, wages, and benefits, rent and purchased transportation, fuel expense, operations and maintenance, operating taxes and licenses, insurance and claims, communications and utilities, depreciation and amortization, other operating expenses, and interest expense in 2023 compared to 2022 as further explained below.

Our operating ratio for the period was 93.9% and 92.4% non-GAAP adjusted operating ratio as compared to the prior year 62.4% and 79.8%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $20.4 million for the six months ended June 30, 2023 and $93.7 million during the period ended June 30, 2022, a decrease of 78.2%. The worsening of operating ratio and net income are primarily the result of a $73.2 million gain on a single terminal location during the prior year which did not repeat in the six months ended June 30, 2023. Further impacting these metrics as well as the adjusted operating ratio are the recent acquisitions of Smith Transport and CFI that are operating with a higher relative cost structure and higher operating ratio as compared to Heartland Express and Millis Transfer. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and CFI, focused on improving the consolidated operating ratio.

Operating revenue increased $298.0 million (87.9%), to $637.1 million for the six months ended June 30, 2023 from $339.1 million for the six months ended June 30, 2022. The increase in revenue was primarily due to the acquisitions of Smith Transport and CFI driving an increase in total miles resulting in the increase in trucking and other revenues of $267.2 million (95.9%). Further contributing to this increase was an increase to fuel surcharge revenue of $30.8 million (51.0%) from $60.3 million in 2022 to $91.1 million in 2023. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the increased number of drivers providing capacity following the Smith Transport and CFI acquisitions.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased primarily due to the acquisitions of Smith Transport and CFI driving an increase in loaded miles partially offset by lower average DOE diesel fuel prices (14.2%) during the six months ended June 30, 2023 compared to June 30, 2022, as reported by the DOE.

Salaries, wages, and benefits increased $119.1 million (95.7%), to $243.6 million for the six months ended June 30, 2023 from $124.5 million in the 2022 period. Salaries, wages, and benefits increased primarily due to the additions of Smith Transport and CFI. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability began to change late in 2022 through to date in 2023, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Rent and purchased transportation increased $57.7 million, to $61.6 million for the six months ended June 30, 2023 from $3.9 million for the same period of 2022. The increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including owner operators. Further contributing to the rent and purchased transportation increase was lease expense resulting from the acquisition of Smith Transport along with a terminal lease entered into in May 2022 following the sale of that property.

Fuel increased $35.6 million (49.7%), to $107.4 million for the six months ended June 30, 2023 from $71.8 million for the same period of 2022. The increase was primarily due to more miles driven partially offset by lower average diesel price per gallon (14.2%) as reported by the DOE. Throughout the six months ended June 30, 2023, we were in an elevated, but declining, fuel price environment. Subsequent to the end of the second quarter 2023 the DOE price of fuel remained slightly down with the last published average in July 2023 being 19.7% lower than the same week in 2022. We expect to see fuel price volatility through the remainder of 2023.

Operations and maintenance expense increased $20.0 million (179.0%), to $31.1 million during the six months ended June 30, 2023 from $11.1 million in the same period of 2022. The net increase is mainly attributable to the combination of more miles driven and larger fleet size, primarily from the Smith Transport and CFI acquisitions, along with higher costs of parts and materials as a result of production shortages. At June 30, 2023, the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years compared to June 30, 2022 when the Company’s tractor fleet had an average age of 1.9 years and the Company's trailer fleet had an average age of 4.6 years. The average age of our tractor and trailer fleets was increased by the inclusion of the CFI equipment obtained through our 2022 acquisition.

Operating taxes and licenses increased $4.4 million (67.6%), to $11.0 million during the six months ended June 30, 2023 from $6.6 million in the same period of 2022. The increase resulted from the acquisitions of Smith Transport and CFI and the resulting larger fleet size.

Insurance and claims expense was $21.4 million during the six months ended June 30, 2023 compared to $11.9 million in 2022. There was an increase in severity and frequency of claims as well as an increase in risk exposure resulting from more miles driven, along with an increase in insurance premiums in 2023 compared to 2022. On April 1, 2023, we renewed our auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event. Liabilities in excess of the $3.0 million deductible are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. We believe these insurance program features better meet the needs of our consolidated risk profile subsequent to the 2022 acquisitions of Smith Transport and CFI. While our premiums on a per unit basis are lower as a result of the April 1, 2023 renewal, we expect that our insurance and claims expense for the third quarter of 2023 will remain elevated when compared to the 2022 period due to the increased fleet size from the CFI acquisition. Additionally, the elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

Communications and utilities increased $3.4 million (152.0%), to $5.6 million during the six months ended June 30, 2023 from $2.2 million in the same period of 2022. The increase resulted from the growth in terminal locations and fleet size as a result of the Smith Transport and CFI acquisitions.

Depreciation and amortization increased $49.2 million (103.3%), to $96.8 million during the six months ended June 30, 2023 from $47.6 million in the same period of 2022 as a result of ongoing fleet replacement strategies along with an increase in depreciated units from the Smith Transport and CFI acquisitions. We expect depreciation expense in 2023 to be approximately $195 million to $205 million.

Other operating expenses increased $16.3 million, to $34.3 million during the six months ended June 30, 2023 from $18.0 million in the same period of 2022. The increase resulted from our expanded operating fleet and general operations from the Smith Transport and CFI acquisitions.

Gains on the disposal of property and equipment decreased $71.2 million, to a gain on disposal of $14.8 million during the six months ended June 30, 2023 compared to $86.0 million gain on disposal in the same period of 2022. The decrease in gains is primarily a result of a $73.2 million gain on a single terminal location during the prior year which did not repeat in the six months ended June 30, 2023. We expect to recognize $15 to $20 million of gains on disposition of equipment throughout all of 2023.

Interest expense increased $12.0 million, to $12.2 million during the six months ended June 30, 2023 from $0.2 million interest expense in the same period of 2022. The interest expense is made up of $11.4 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.8 million is the result of debt and financing leases assumed through the Smith Transport acquisition.

Our effective tax rate was 27.2% and 26.6% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of a change in the deductibility of per diem related expenses in 2023 compared to 2022.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility will amortize in quarterly installments beginning in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through June 30, 2023, required minimum payments have been covered through March 31, 2026.

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

We had $315.0 million outstanding on the Term Facility and no outstanding under the Revolving Facility at June 30, 2023. Outstanding letters of credit associated with the Revolving Facility at June 30, 2023 were $12.0 million. As of June 30, 2023, the Revolving Facility available for future borrowing was $88.0 million. As of June 30, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.6%. Unamortized loan origination fees of $1.7 million at June 30, 2023 are included in long-term debt and fiance lease liabilities.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $35.5 million was outstanding at June 30, 2023, (the "Smith Debt"). The Smith Debt has $8.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at June 30, 2023, due in monthly installments with final maturities at various dates ranging from November 2023 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $26.8 million are finance lease obligations with a weighted average interest rate of 3.9% at June 30, 2023, due in monthly installments with final maturities at various dates ranging from July 2023 to April 2026 with the weighted average remaining lease term of 1.8 years.

At June 30, 2023, we had $46.3 million in cash and cash equivalents, $322.0 million in net outstanding debt, $26.8 million in finance lease liabilities, $14.5 million in operating lease obligations, and $88.0 million available borrowing capacity on the Revolving Facility.

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2023 was $55.7 million. These commitments extend through the remainder of 2023. We anticipate continued disposition of older tractors and trailers in the Smith Transport and CFI fleets throughout 2023 and beyond. We currently expect net capital expenditures of $65 to $75 million for tractors and trailers, including non-committed transactions, and expect to recognize $15 to $20 million of gains on disposition of equipment throughout all of 2023.

Cash flow provided by operating activities during the six months ended June 30, 2023 was $97.3 million as compared to $58.5 million during the same period of 2022. This increase was primarily due to a $46.9 million increase in net income net of non-working capital items, partially offset by $8.2 million more cash used by working capital items. Cash flows provided by operating activities was 15.3% of operating revenues for the six months ended June 30, 2023 compared with 17.3% for the same period of 2022.

Cash used in investing activities was $33.8 million during the six months ended June 30, 2023 compared to $42.8 million during the comparative 2022 period. The decrease in cash used was the combined result of $122.0 million cash for the acquisition of Smith Transport during the comparative 2022 period, with no acquisitions in 2023, partially offset by $113.4 million more net cash used by net property and equipment. The increase in cash used by net property and equipment compared to the prior year is primarily due to cash received from the sale of a terminal property in the prior year, with no terminal sale proceeds in the current year. We currently anticipate higher net capital expenditures for revenue equipment in 2023 compared to 2022 as a result of the larger fleet size following the acquisitions and efforts to refresh these fleets. We currently anticipate the majority of our remaining net capital expenditures for 2023 to occur in the third quarter of 2023.

Cash used in financing activities increased $63.8 million during the six months ended June 30, 2023 compared to the same period of 2022 due mainly to an increase of $63.7 million of repayments of finance leases and debt during the six months ended June 30, 2023.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase under the program as of June 30, 2023 and the program has no expiration date. There were no shares repurchased in the open market during the six months ended June 30, 2023 and 2022. Shares repurchased are accounted for as treasury stock. While we are paying down the debt, we do not currently expect to repurchase shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.

We had net payments of $25.7 million and $28.3 million for income taxes, net of refunds, in the six months ended June 30, 2023 and 2022, respectively. Tax payments year over year decreased for the six months ended June 30, 2023 due to a decrease in estimated tax liability principally due to the timing of tax gains realized in 2022 compared to 2023.

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

Interest Rate Risk

We had $322.0 million net debt outstanding and $26.8 million in finance lease liabilities at June 30, 2023. Of the total $348.8 million net debt and finance lease liabilities outstanding, $315.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $3.2 million annually based on our current amount of debt outstanding that is subject to variable interest rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

HEARTLAND EXPRESS, INC.

Date:	August 8, 2023	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)