Form 10-K
period 2023-12-31
HEARTLAND EXPRESS INC
filed 2024-02-28
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $0.8 billion. In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates. As of February 26, 2024 there were 79,050,323 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 73,768 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, supply chain conditions, interest rates, and key economic indicators; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, repayments of debt, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future growth and acquisitions, our ability to attract and retain drivers and non-driver employees, future driver and employee compensation, including possible compensation increases, future customer relationships, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected independent contractor usage, including the classification of our independent contractors, planned allocation of capital, future equipment costs, future income tax rates, future insurance and claims expense including our future ability to self-insure, future interest rates, future maintenance costs, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, future compliance with law and regulations, future emissions reduction, future litigation and our potential exposure for pending legal proceedings, future goodwill impairment, future inflation, future share prices, dividends, and repurchases, if any, potential results of the testing of covenants under the Credit Facilities, expected fuel expense and availability, including strategies for managing fuel costs, reducing unnecessary or unproductive costs, expected functioning and effectiveness of our information systems and other technologies we implement and our ability to integrate and safeguard such systems and technology, our ability to react to changing market conditions, future impact of the COVID-19 outbreak or other similar outbreaks, future impact of artificial intelligence and other emerging technologies, and future impact of geopolitical conflicts, including those in Ukraine and the Middle East, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” derivations thereof, and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

ITEM 1.    Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, LLC and Franklin Logistics, LLC ("Smith Transport"), and CFI entities, Transportation Resources, Inc. and Contract Freighters, Inc. (collectively with certain Mexican entities, "CFI"). Effective December 31, 2023, Smith Trucking, Inc. was merged into Smith Transport, Inc. Further, effective December 31, 2023 Smith Transport, Inc. and

Franklin Logistics, Inc. were converted to Smith Transport, LLC and Franklin Logistics, LLC, respectively. On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and certain Mexican entities (collectively "CFI Logistica") operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

We, together with our subsidiaries, historically have been a short-to-medium haul truckload carrier and approximately 99.9% of our operating revenue was derived from shipments within the United States with the remainder being Canada and no operations in Mexico. With the acquisition of CFI on August 31, 2022, we significantly expanded our scale and our transportation services. We continue to provide nationwide asset-based dry van truckload service for major shippers from across the U.S. and now including cross border freight to and from Mexico and our consolidated average length of haul is approximately 400 miles. We continue to focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our consolidated operations. Through the acquisition of CFI, we now provide transportation logistics services across Mexico for our customers and provide cross-border freight services for customer loads moving from the United States into Mexico and loads originating from Mexico into the United States. We utilize third party service providers for all miles run in Mexico and to move freight across the US-Mexico border while leveraging terminal locations in the US and Mexico near the border to facilitate these moves. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our corporate headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 30 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-seven years from 1986 to 2023, we have grown our revenues to $1.2 billion from $21.6 million. For the five year period 2019 through 2023 we had the second highest net income, $371.4 million ($429.3 million in 2018 through 2022), and highest revenue, $4.0 billion, of any previous five year period. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions through new and existing customers as well as strategic acquisitions. More information regarding our total assets, revenues and profits for the past three years can be found in our “Consolidated Balance Sheets” and “Consolidated Statements of Comprehensive Income” that are included in this report.

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

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, and pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain business that fails to meet our operating profile. We have historically been a debt free organization although with the acquisition of CFI we now have a significant amount of debt. We have also significantly lowered our debt balance from 2022 to 2023. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

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

Serving the short-to-medium haul market permits us to use primarily single rather than team drivers and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. During 2023, approximately 70% of our loads were less than 500 miles in length of haul. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the U.S. with immaterial revenue derived from Mexico and Canada.

We operate thirty-one terminal facilities throughout the contiguous U.S. and one in Mexico following the CFI acquisition, in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are strategically located to concentrate on regional freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us opportunities to service and maintain revenue equipment across all subsidiaries, at our facilities on a frequent basis.

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

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers. This past year we once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•FedEx Express National Carrier of the Year (12 years in a row)
•FedEx Express Platinum Award (99.98% On-Time Delivery)
•Lowe’s One-Way Outbound Carrier of the Year
•United Sugar Producers & Refiners Carrier of the Year
•Mark Anthony Carrier of the Year
•PepsiCo Transportation WHD West Division Carrier of the Year
•PepsiCo Transportation WHD Central Region Carrier of the Year - Foods
•DHL/Tempur Pedic Carrier of the Year
•Uber Freight Carrier of the Year
•Henkel Carrier Base Logistics Award – Asset Excellence

During 2023, we were also recognized with the following environmental, operational, safety, and community service awards:

•Smartway – High Performer Award
•Logistics Management Quest for Quality Award (our 19th award in 21 years)
•CFI Driver Zach Yeakley TCA’s Highway Angel of the Year
•CFI Driver Endrea Davisson – Women in Trucking Association – 2023 Top Women to Watch in Transportation
•Wreaths Across America Honor Fleet (our 9th year)
•Pepsi Co “Rolling Remembrance” Participant

These awards are hard-earned and are a direct reflection upon our outstanding group of employees and our focus on excellence in all areas of our business.

Our primary customers include retailers, manufacturers and parcel carriers. Our 25, 10, and 5 largest customers accounted for approximately 56%, 36%, and 22% of our operating revenues, respectively, in 2023. Further diversification of customers was the result of the Smith Transport and CFI acquisitions in 2022. During 2022, our 25, 10, and 5 largest customers were approximately 61%, 41%, and 27%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as no customer accounted for more than 10% of our operating revenues in 2023 or 2022, while one customer accounted for 10% of our operating revenues in 2021.

Environmental and Sustainability

We have adopted an "Environmental and Sustainability Mission". This document portrays our commitment to the environment and sustainability through our long track record of successful business practices. Through equipment designs, equipment replacement strategies, idle reduction techniques, solar energy and battery usage, and practices at each of our terminals, we are focused on reducing waste and conserving energy. Heartland's sustainability efforts are endorsed and overseen by senior management throughout the Company. Our efforts have been recognized by the U.S. EPA SmartWay Excellence Award in seven of the last nine years of award consideration. Furthermore, we have been recognized as a SmartWay High Performer seven times.

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

Seasonality

We operate in a cyclical industry, within any given year there is also seasonality to typical freight patterns. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling in extreme weather conditions, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Demand during the fourth quarter may be muted during soft freight environments, like we experienced in the last two years. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives. During the year ended December 31, 2023, we employed an average of approximately 6,320 people compared to approximately 4,710 people during the year ended December 31, 2022. As of the end of February 2024 we employed approximately 6,040 employees. The increase in average employees during the year ended December 31, 2023 was predominantly due to the acquisitions of Smith Transport and CFI in May and August 2022, respectively. We also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the years ended December 31, 2023 and 2022, independent contractors accounted for approximately 5.0% and 2.7% of our total miles, respectively. The increase in independent contractor miles is due to the CFI acquisition. We also utilize third party carriers to facilitate our Mexico logistics operations, following the CFI acquisition. These expenses are presented as rent and purchased transportation costs.

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging in 2023 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability began to change late in 2022 and into 2023, as a result of the declining freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of a decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. As a result of the freight environment during 2023, we paid more through these programs, resulting in an increase of driver pay per mile and as a percentage of revenue. This has allowed us to maintain driver turnover rates lower than the industry average. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 10% of our driver employees, individually, have achieved 1.0 million safe miles.

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

Driver Compensation

Our comprehensive driver compensation program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Our driver pay package generally includes weekly base pay minimums for mileage based drivers, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time. We believe that our driver compensation package, compared to others in our industry, is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. We also invest a significant amount of capital in our terminal facilities as we strive to offer our driver employees up to date and convenient amenities throughout our terminal network across the country while they are away from home. Over the last three years we have invested $106.5 million in terminal properties while also divesting of four of our properties for a combined $98.8 million gain.

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance. Our drivers, along with the Company, benefit from the latest safety technologies and features that we choose to equip our tractors with. The modern fleet appeals to new drivers and aids in the retention of current drivers. Deploying this core strategy, along with idle management and driver comfort technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award in seven of the last nine years of award consideration. Furthermore, we have been recognized as a SmartWay High Performer seven times.

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

At December 31, 2023, all of our operating tractor fleet was equipped with event recorders and accident avoidance technology. All over-the-road tractors are equipped with mobile communication systems that comply with the latest electronic log device regulations. These units are the base communication with our drivers. This technology allows for efficient real-time communication with our drivers regarding freight and safety (e.g. weather shutdowns), as well as fueling decisions, and provides the ability to manage the needs of our customers based on real-time information on load status. Our mobile communication systems also allow us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance and efficiency.

As of December 31, 2023 the average age of our tractor fleet was 2.2 years compared to 2.0 years at December 31, 2022. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 6.4 years at December 31, 2023 compared to 6.3 years at December 31, 2022. The average age of our tractor and trailer fleets was impacted by the inclusion of the Smith Transport and CFI equipment obtained through our 2022 acquisitions in comparison to our average age before those acquisitions.

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

Fuel

We mainly purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts. In addition, bulk fuel sites are maintained at twenty-four of our terminal locations. We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites. We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks. We also have insurance policies in place for the operation of our tanks located at terminal locations. Increases in fuel prices can have a significant adverse effect on the results of operations given the amount of fuel we consume. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases. For the years ended December 31, 2023, and 2022, fuel expense was $212.2 million and $194.6 million, or 18.2% and 25.0%, respectively, of our total operating expenses. For the years ended December 31, 2023 and 2022, fuel surcharge revenues were $173.8 million and $169.2 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 15.5% in 2023 compared to 2022, which had a corresponding positive impact on our net fuel cost, before the impacts of improved fleet efficiency, for the year ended December 31, 2023 compared to 2022. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. Even though average fuel prices declined in 2023 compared to 2022, empty route miles were significantly higher in 2023 due to soft freight demand.

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

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022 and continued to degrade throughout all of 2023. We expect freight demand to remain challenged at lower demand levels in at least the first half of 2024 based upon the freight demand experienced in January and February of 2024. We expect the strategic changes that we have implemented during 2023 will improve our operational readiness ahead of future expected freight demand growth, which could happen as soon as mid to late 2024. However, continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand, the political landscape, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2024.

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

The trucking industry also faces a shortage of qualified drivers, as discussed above under the heading “Drivers, Independent Contractors, and Other Employees.”

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

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million. Prior to the April 2023 renewal, Heartland Express, Millis Transfer, and CFI had a retention limit of $2.0 million and Smith Transport had a retention limit of $0.5 million. In addition to the $2.0 million base retention limit, Heartland Express, Millis Transfer, and CFI were subject to a $1.0 million corridor for any one accident or combination of accidents that exceeded $2.0 million. For the April 2023 renewal, liabilities in excess of the $3.0 million deductible and $3.5 million corridor are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Prior to the April 2023 renewal, our excess limit was $60.0 million, including retention of 50% of exposure from $5.0 million to $10.0 million. Furthermore, under the April 2023 renewal, our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million. We act as a self-insurer for property damage to our tractors and trailers. We maintain a general insurance coverage policy for our terminal facilities with a $0.25 million deductible.

Regulation

Transportation Regulations

We are a common and contract motor carrier regulated by the DOT and various state and local agencies. We operate under DOT authorities respective to our four individual operating brands. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Our Company drivers and independent contractor drivers also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and HOS. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' HOS, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. The FMCSA has made changes to the HOS rules in recent years that include greater flexibility to truck drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to HOS rules could materially and adversely affect our operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, for each of our respective DOT authorities, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the

FMCSA published a notice of proposed rulemaking outlining a revised safety rating measurement system which would replace the current methodology of whether carriers are fit to operate commercial motor vehicles (“CMV”). Based on feedback and other concerns raised by industry stakeholders during the public comment period in March 2017, the FMCSA withdrew the notice of proposed rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a similar process may be initiated in the future.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability (“CSA”) program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories (such categories are known as the “BASICs”). Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance costs, any of which could adversely affect our results of operations and profitability.

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the Fixing America's Surface Transportation Act (the "FAST Act"), which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. We will continue to monitor our CSA scores and compliance through results from roadside inspections and other data available to detect positive or negative trends in compliance issues on an ongoing basis. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur.

In February 2023, the FMCSA published a notice of proposed changes to its Safety Measurement System (“SMS”) methodology, including the BASIC categories. In August 2023, the FMCSA announced in an advanced notice of proposed rulemaking and request for comments that it was interested in developing a new methodology to determine whether a carrier is fit to operate CMVs. Additionally, the U.S. Government Accountability Office made a suggestion in 2023 to the FMCSA to make complaint data public. Currently, it is uncertain what changes, if any, the FMCA will make to the CSA rating system or the SMS methodology; however, any change which would result in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in September 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review, which are in relation to such requests through the agency’s DataQs system. The proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes. Another source of potential changes may be from the FMCSA’s study on the causation of crashes, known as the Crash Causal Factors Program (“CCFP”) which builds upon the FMCSA’s previous Large Truck Crash Causation Study. Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks and a report from Phase 1 of the CCFP is expected in 2029. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP expands the types of eligible crashes, modify the SMS to exclude crashes with not preventable determinations from the prioritization algorithm, and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the SMS but not included when calculating a carrier’s BASICs measure for the crash indicator category in SMS.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating CMVs. The final rule became effective in 2017, with an initial compliance date of January 2020 and certain compliance dates extended until January 2023. Currently, the Company is required to (i) report drug and alcohol violations to the clearinghouse based upon DOT requirements; (ii) query the clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a CMV; and (iii) query the clearinghouse for each currently employed driver annually. Beginning November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is expected that the effects from the rule may further impair the pool of available drivers.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In May 2023, a final rule was published amending DOT’s drug testing program to include oral fluid testing, and became effective June 2023; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any final rule may reduce the number of available drivers. We currently perform urine testing but are testing and monitoring the use of hair specimen testing at one of our subsidiaries. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel at some point in 2024.

Other rules have been proposed or made final by the FMCSA, including a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking certain endorsements, including a hazardous materials endorsement, known as the Entry-Level Driver Training regulations (the "ELDT Regulations"), which was made final in December 2016, with an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. Now that the ELDT Regulations are in effect, training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We are also required to comply with this rule in the course of operating our driving schools. The effects of these rules may result in a decrease in fleet production and driver availability or an increase in the time and expense required to operate or expand our driving academies and driver training programs (or both), any of which could adversely affect our business, operations or profitability.

In February 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped CMVs. Public comment on the supplemental notice closed in March 2023, and it remains to be seen what, if any, final rules will stem therefrom. In June 2023, the FMCSA and the National Highway Traffic Safety Administration ("NHTSA") issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in April 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new heavy-duty trucks. It remains to be seen what, if any, final rules will stem from such proposals.

Our industry is also subject to a number of recently proposed rules which mandate the use of speed-limiting devices in certain CMVs. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require CMVs with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. Furthermore, in April 2022, the FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters; however, no final rule was proposed. It is now expected that the DOT will issue a rule regarding speed-limiting devices in 2024. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program (“SDAP”), is open to 18 to 20-year-old drivers who already hold intrastate commercial driver's licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The SDAP is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. In May 2023, the DRIVE Safe Integrity Act of 2023 was introduced, which supports participation in the SDAP and would permit 18- to 20-year-olds to operate across state lines if data from the SDAP does not indicate such drivers are less safe than current CMV drivers. Whether this legislation will ultimately become law is uncertain. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” Final guidance was later issued by the FMCSA in June 2023, setting forth that the distinction between the two largely hinges upon control and whether the person or company is engaged in the allocation of traffic between motor carriers. Several of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations. Additionally, in a November 2023 final rule, the FMCSA implemented more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The final rule, which became effective in January 2024, modified regulations in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the rule allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The rule also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

Recently, federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In June 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal preemption and would expose freight brokers to a patchwork of state regulations across the United States. In April 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act (“FAAAA”) expressly preempted such personal liability claims against a broker. Additionally, in July 2023, the Seventh Circuit Court of Appeals affirmed the holding of a lower court that the FAAAA’s preemption provision applied and that a certain safety exception within the FAAAA did not save the plaintiff’s claim from preemption. In January 2024, the U.S. Supreme Court declined to review the case from the Seventh Circuit Court of Appeals. It is uncertain how long the current circuit split will continue and whether the U.S. Supreme Court will decide to review similar cases in the future. If additional circuit courts, or the U.S. Supreme Court, adopt the Ninth Circuit view, freight brokers’ ability to rely on federal agency standards in selecting motor carriers would be called into question. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In September 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in February 2023, the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards.

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

In December 2018, the FMCSA granted a petition filed by the American Trucking Association and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying CMVs. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

In a 2023 case involving the Fair Labor Standards Act, the First Circuit Court of Appeals affirmed a decision that would require additional payment to team drivers to be paid while in their sleeper berth. It is unclear if other jurisdictions will adopt this view, or if any legislation will result from this holding. If so, this could have an adverse effect on the results of operations for our teams.

In November 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the U.S. House of Representatives and received by the Senate in March 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the U.S. House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In January 2024, the Department of Labor published a final rule regarding independent contractor classification, which is set to take effect on March 11, 2024. The final rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal will be classified under six factors, including: (i) opportunity for profit and loss depending on managerial skill; (ii) investments by the worker and the principal; (iii) degree of permanence of the relationship; (iv) nature and degree of control; (v) extent to which worker in integral to the principal’s business; and (vi) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the Supreme Court to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction remained in place until the Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. Litigation surrounding the matter continues, and the Ninth Circuit is currently scheduled to hear arguments on a case concerning AB5 in March 2024; however, it remains unclear whether such challenges will be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

Environmental Regulations

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil, new oil, diesel exhaust fluid ("DEF"), or fuel storage tanks and fueling islands. We do not know of any environmental regulations that would have a material effect on our capital expenditures, earnings or competitive position. Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us. We aim to maintain a young fleet age of tractors to ensure we are utilizing technological advancements deployed by manufacturers to reduce emissions. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards"). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards"). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2023 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards (described in further detail below).

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from today’s levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In April 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to greenhouse gas (“GHG”) standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations is expected by the end of 2024. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we must still ensure the majority of our fleet is compliant with the California Phase 2 standards, which may adversely affect our operating results and profitability. CARB has also recently announced its intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other climate-change proposals, including those that contemplate regulatory limits on carbon emissions and fuel consumption. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in several states and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, CARB finalized what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles, which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The ACF regulations apply to three categories of fleet operators: (i) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (ii) drayage fleets, and (iii) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (a) ensuring that all new vehicles added to the fleet be zero emission, and commencing in 2025, removing older vehicles once their statutory useful life is reached, or (b) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

The periodic testing portion of California’s Clean Truck Check (as a part of CARB’s Clean Truck program), known as Phase 3 of the Clean Truck Check, is set to begin in July 2024. Once Phase 3 commences, heavy duty vehicles will be subject to periodic emissions testing.

Additionally, in October 2023, the California State Senate and State Assembly approved two bills, Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”), that could require thousands of companies doing business in California to disclose greenhouse gas emissions and climate-related financial risks, with reporting beginning in 2026. If signed into law, SB 253 would require CARB to adopt regulations before January 2025 requiring public and private companies that exceed $1 billion in annual revenue and that do business in California to begin publicly disclosing their GHG emissions, and SB 261 would require companies doing business in California and earning revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks on or before January 2026.

In order to reduce exhaust emissions, lawmakers, including federal and some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

Complying with these environmental regulations and any future GHG regulations enacted by CARB, the EPA, the NHTSA and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG and other material environmental regulations.

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

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. The Food Traceability Rule is one aspect of the blueprint and has a compliance date for all parties subject to its recordkeeping requirements of January 20, 2026. In the event the Company becomes subject to any such recordkeeping requirements, compliance costs may increase. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

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

In February 2023, the Secretary of Transportation announced the creation of the Truck Leasing Task Force (“TLTF”). The TLTF is a committee tasked with evaluating lease agreements in the industry and their effects on industry participants, including independent contractor drivers. Any future laws or regulations stemming from the TLTF could disrupt the Company’s leasing practices and cause materially adverse effects on our operations and financial position.

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and affect our industry in the long-term. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

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

Given COVID-19’s considerable effect on our nation and industry, the FMCSA previously issued and/or extended various temporary measures in response to the COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the HOS waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.

Any similar future outbreak or vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruitment and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers. Any future vaccination, testing or mask mandates that apply to drivers would significantly reduce the pool of drivers available to us and our industry, which could further impact the ongoing extreme shortage of available drivers. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, which are characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which may exacerbate driver shortages and increase driver compensation costs;

•	the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment;

•	the impact of the public health crises, epidemics, pandemics or similar events, such as COVID-19;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to weather, pandemics, congestion, strikes, work stoppages, or work slowdowns at our facilities, or at a customer, port, border crossing, or other shipping related facilities, including related reductions in demand;

•	increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees; and

•	rising costs of healthcare.

Economic conditions that decrease shipping demand and increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

•	we may experience a reduction in overall freight levels, which may impair our asset utilization;

•	certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for credit losses;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

•	customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs and we might be forced to lower our rates or lose freight;

•	we may be forced to accept freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads; and

•	the resale value of our equipment may decline, which could negatively impact our earnings and cash flows.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Further, we may be unable to appropriately adjust our costs and staffing levels to changing market demands.

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, public health crises, epidemics, pandemics or similar events, such as COVID-19 outbreak, strikes or other work stoppages at our facilities or at customer, vendor, port, border or other shipping locations, armed conflicts, including conflicts in Ukraine and the Middle East, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, lack of availability of new equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates, if at all, and any decrease in revenues or profits may impair our ability to implement our business strategy, which could have a materially adverse effect on our results of operations.

Historically, we have experienced significant growth in revenue and profits, although there have been times, particularly after acquisitions, when our revenue and/or profitability decreased. While our acquisitions of CFI and Smith Transport during 2022 resulted in revenue growth in 2023, other metrics such as operating ratio were impaired. There can be no assurance that our business will grow in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that we will be able to successfully implement cost controls and improve our operating ratio.

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

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;

•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;

•	we may experience an increase in our customer concentration;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may incur transaction costs and acquisition-related integration costs;

•	we could lose customers, employees, and drivers of any acquired company;

•	we may experience potential future impairment charges, write-offs, write-downs, or restructuring charges; and

•	we may issue dilutive equity securities, incur indebtedness, and/or incur large one-time expenses.

The conflicts in Ukraine and the Middle East, expansion of such conflicts to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, Ukraine, or the Middle East, we may be affected by the broader consequences of conflicts in Ukraine or the Middle East or expansion of such conflicts to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties in attracting and retaining qualified drivers, including independent contractors, may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers which includes to a lesser extent, our engagement of independent contractors. Independent contractors currently represent a small portion of our fleet. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other similar contagious diseases. Regulatory requirements, including those related to safety ratings, ELDs and HOS changes, drug and alcohol testing national database, government imposed measures related to future outbreaks of COVID-19 or other contagious diseases, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA, the drug and alcohol clearing house, and stricter HOS regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. If any of our major customers experience financial hardship, the demand for our services could decrease which could negatively affect our operating results. Further, if one or more of our major customers were to seek protection under bankruptcy laws, we might not receive payment for a significant amount of services rendered and, under certain circumstances, might have to return certain payments made by such customers, which may cause an adverse impact on our profitability and operations. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Certain services we provide customers are subject to longer term written contracts. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including those with longer term contracts, will continue to utilize our services, renew our existing contracts, maintain their current rates (including customary rate increases), or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes and increase competition for qualified drivers. A reduction in or termination of our services by one or more of our major customers, including our customers with longer term contracts, could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of CFI presents certain additional risks to our business and operations.

The acquisition of CFI is the largest acquisition we have made in our history. Given the nature and size of CFI, as well as the structure of the acquisition as a carveout from the seller, the acquisition of CFI presents the following risks.

We are still in the process of integrating CFI into our operations. Although we anticipate achieving synergies in connection with the acquisition of CFI, we also expect to incur costs to implement such cost savings measures. Additionally, these synergies could be delayed and may not be achieved. Integration costs related to the acquisition of CFI could adversely affect our results of operations in the period in which such charges are recorded. The acquisition of CFI involves numerous ongoing risks, including:

•	management’s attention may be diverted from other areas of the Company, especially given the size of CFI and the complexity of integrating CFI into the Company;

•	prior to the acquisition, our management team had limited experience with temperature-controlled freight and brokerage operations and no experience with Mexican operations and therefore may be challenged in managing the temperature-controlled freight, brokerage operations, and Mexican operations, particularly if there were a loss of the CFI management team;

•	increased risk of significant deficiencies or material weaknesses in internal controls over financial reporting related to CFI’s internal controls;

•	the potential loss of professional drivers of CFI or our historical operations due to differences in pay, policies or culture, or other factors, or an increase in costs of recruiting and retaining professional drivers;

•	the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, information technology, compliance programs, technology, networks, and other assets;

•	the inability to successfully combine our respective businesses in a manner and on a timeline that permits us to achieve the cost savings and other anticipated benefits from the acquisition;

•	the challenges associated with known and unknown legal or financial liabilities associated with the acquisition, for which there is no escrow or representation and warranty insurance under the purchase agreement;

•	the difficulties in retaining and integrating key management and other key employees; and

•	the challenge of managing the expanded operations of a larger and more complex company.

These disruptions and difficulties may cause us to fail to realize the cost savings, synergies, revenue enhancements, and other benefits that we expect to result from integrating CFI and may cause material adverse short- and long-term effects on our operating results, financial condition, and liquidity. During 2023, we experienced difficulties in controlling costs and improving profitability at CFI. Further, integrating Smith Transport, which was acquired shortly before CFI, could cause further disruptions and difficulties on efforts to integrate CFI, or vice-versa.

Even if we are able to successfully integrate CFI’s operations into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements, or other benefits that we may have expected at the time of acquisition. Also, the cost savings and other benefits from this acquisition may be offset by unexpected costs incurred in integrating CFI, increases in other expenses, or problems in the business unrelated to this acquisition.

In addition, CFI’s Mexican operations subject us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in Mexico's economic strength;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and U.S. export, import, business procurement, transparency, and corruption laws, including the U.S. Foreign Corrupt Practices Act;

•	changes in trade agreements and U.S.-Mexico relations;

•	theft or vandalism of our revenue equipment; and

•	social, political, and economic instability

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

We depend on the proper functioning and availability of our management information and communication systems and other technology assets (and the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches internally or with third parties, or an inability to effectively upgrade such systems and assets, including operating system integration of acquired companies, could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. We do not carry a corporate-wide cybersecurity insurance policy. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third party capacity providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party capacity providers, any of which would have a material adverse effect on our business.

In addition, the adoption of artificial intelligence (“AI”) and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, our results of operation may be negatively affected. We do not currently use AI in any material capacity.

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

Seasonality and the impact of weather and climate change and other catastrophic events affect our operations and profitability.

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency decline because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Demands during the fourth quarter may be muted during soft freight environments, like we experienced in the last two years. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. We could incur significant costs to improve the climate resiliency of our equipment and properties and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Emission-related regulatory actions have historically resulted in increased costs related to revenue equipment, diesel fuel, equipment maintenance, and environmental monitoring or reporting requirements, and future legislation, if any, could impose substantial costs that may adversely affect our results of operations. In addition, any such legislation may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures, and compliance with any such legislation may increase our risk of litigation or governmental investigations or proceedings. Weather, climate change, and other seasonal events could adversely affect our operating results.

The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.

We face a wide variety of risks related to public health crises, epidemics, pandemics, or similar events, such as COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce, our operations, and financial impacts, such as increased costs, tightening of credit markets, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Certain insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim, subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million, based on the insured party, accident date, and circumstances of the loss event. Prior to the April 2023 renewal, Heartland Express, Millis Transfer, and CFI had a retention limit of $2.0 million and Smith Transport had a retention limit of $0.5 million. In addition to the $2.0 million base retention limit, Heartland Express, Millis Transfer, and CFI were subject to a $1.0 million corridor for any one accident or combination of accidents that exceeded $2.0 million. For the April 2023 renewal, liabilities in excess of the $3.0 million deductible and $3.5 million corridor are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Prior to the April 2023 renewal, our excess limit was $60.0 million, including retention of 50% of exposure from $5.0 million to $10.0 million. Furthermore, under the April 2023 renewal, our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

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

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS and other agencies in the U.S. and Mexico. The sections of included in “Regulation” under “Item 1. Business.” discuss several proposed, pending, suspended, and final regulations that could materially impact our business and operations. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations.

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

Ineffective internal controls could have a negative impact on our business, results of operations, and our reputation.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, including with the implementation of our internal controls in acquired companies, our business and operating results could be harmed and we could fail to meet our financial reporting obligations, which also could have a negative impact on our reputation.

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

As the environmental laws and regulations to which we are subject become more stringent, we may experience increased costs related to compliance, and if such laws and regulations take effect faster than we anticipate or are prepared for, we may experience difficulty complying. In addition, certain environmental laws and regulations may require us to disclose certain metrics or other data related to our operations that have historically been confidential. Failure to comply with these laws and regulations may result in fines or penalties, a decrease in productivity, and other constraints that could impair our financial and operational position and have a negative impact on our stock price and reputation. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.

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

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes related to personal injury, labor and employment, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters, and we have been subject to litigation regarding these matters in the past. The number and severity of litigation claims may be worsened by various factors, including, among others, weather and distracted driving by both truck drivers and other motorists. These legal proceedings have resulted, and may result in the future, in the payment of substantial settlements or damages and increases in our insurance costs. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

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

Our Environmental and Sustainability Mission and other disclosures regarding our environmental initiatives reflect some of our initiatives and are not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases, if any, in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with the return of such equipment, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers. Volatility in equity markets could also impair our financial position in general terms and our ability to effectively capitalize on potential merger and acquisition opportunities.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers, including significant increases in recent quarters, and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, and (iii) the pricing discretion of equipment manufacturers. In addition, we have equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with governmental regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and the future use of autonomous tractors and alternative fuel could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future. In addition, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of raw materials, other key components or labor. A decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Some tractor and trailer manufacturers have recently experienced periodic shortages of certain component parts and supplies, including semiconductor chips, forcing such manufacturers to curtail or suspend their production. This could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. An inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation, particularly our maintenance expense and driver retention.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, or we may have to record impairments of the carrying value of our equipment, any of which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. In 2022 and 2023, we experienced a softened used equipment market.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2023, we had goodwill of $322.6 million and other intangible assets of $98.5 million. We evaluate our goodwill and other intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2023, the Company had a total deferred income tax liability of $189.1 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board, Audit and Risk Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity activities into five categories: identify, protect, detect, respond and recover. Our cybersecurity risk management program is part of our overall risk assessment. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation, and investments in a partnership with a third-party vendor whose experts further advise our processes. Our executive team, which includes the VP of IT, reviews enterprise risk management-level cybersecurity risks annually, along with other key risks to the organization. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security policy as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, malware protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

The VP of IT is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our VP of IT has over two decades of experience leading cybersecurity oversight. Others on our IT security team have cybersecurity experience or certifications that support these efforts. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least annually and have access to more frequent cybersecurity trainings through online trainings. We employ ongoing random testing of phishing and other cybersecurity threats across our entire employee base on a weekly basis with follow-up communication on results of these tests to members of management. Failures of these random tests require team re-training efforts.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least quarterly and assess the vendor-provided System and Organization Controls (SOC) 1 or SOC 2 report on an annual basis. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

The Audit and Risk Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit and Risk Committee performs an annual review of the Company’s cybersecurity program and the Company’s overall risk assessment, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit and Risk Committee’s annual review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives regular cybersecurity updates, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. Further, at least annually, the Board receives updates on the Company’s Business Continuity Plan, which covers, among other things, potential cybersecurity incidents, and potential impacts to data privacy and compliance. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics. For example, the Board has hosted an outside expert to discuss developments in the cybersecurity threat landscape.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced potential threats to and incidents related to our data and systems, including malware and phishing attempts. For more information about the cybersecurity risks we face, see the risk factor entitled “We depend on the proper functioning and availability of our management information and communication systems and other technology assets (and the data contained therein) and a system failure or unavailability, including those caused by cybersecurity breaches internally or with third parties, or an inability to effectively upgrade such systems and assets, including operating system integration of acquired companies, could cause a significant disruption to our business and have a materially adverse effect on our results of operations” in Item 1A- Risk Factors.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in North Liberty, Iowa which is located on Interstate 380 near the intersection of Interstates 380 and 80. The headquarters is located on 40 acres of land along the Cedar Rapids/Iowa City business corridor and includes a 65,000 square foot office building and a 32,600 square foot shop and maintenance building.

The following table provides information regarding our terminal facilities with shop and maintenance, fueling services or other significant operations:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Alvarado, Texas	Yes	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	No	Owned
Boise, Idaho	Yes	Yes	No	Leased
Canonsburg, Pennsylvania	Yes	No	Yes	Leased
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Joplin, Missouri	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Laredo, Texas	Yes	Yes	Yes	Owned
Lathrop, California	Yes	Yes	Yes	Leased
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Nuevo Laredo, Mexico	Yes	No	No	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Rancho Cucamonga, California	Yes	Yes	Yes	Leased
Richfield, Wisconsin	Yes	Yes	No	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Roaring Spring, Pennsylvania	Yes	Yes	Yes	Owned
Sanford, Florida	Yes	No	No	Owned
Seagoville, Texas	Yes	Yes	Yes	Leased
Tacoma, Washington	Yes	Yes	Yes	Owned
Taylor, Michigan	Yes	No	No	Owned
Trenton, Ohio	Yes	Yes	Yes	Owned
West Memphis, Arkansas	Yes	No	Yes	Owned
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

As of February 26, 2024, we had 751 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program. However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

During 2023 and 2022 the Company paid regular quarterly dividends totaling $0.08 per share for the year. During 2021 the Company paid a special dividend of $0.50 per share on outstanding shares at the time of the special dividend declaration which was in addition to the regular quarterly dividends declared totaling $0.08 per share for the year. The special dividend payment amounted to $39.5 million.

Stock Repurchase

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2023. There were no shares repurchased in the open market during the years ended December 31, 2023 and 2022.

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

Overview

Prior to 2022 we, together with our subsidiaries, historically were a short-to-medium haul truckload carrier where approximately 99.9% of our operating revenue was derived from shipments within the United States with the remainder being Canada and no operations in Mexico. With the acquisition of CFI on August 31, 2022, we significantly expanded our scale and our transportation services. We continue to provide nationwide asset-based dry van truckload service for major shippers from across the U.S. and now including cross border freight to and from Mexico and our consolidated average length of haul is approximately 400 miles. We continue to focus on providing high quality service to targeted customers with a high density of freight in our regional operating areas. We also offer truckload temperature-controlled transportation services and logistics services in Mexico, which are not significant to our consolidated operations. Through the acquisition of CFI, we now provide transportation logistics services across Mexico for our customers and provide cross-border freight services for customer loads moving from the United States into Mexico and loads originating from Mexico into the United States. We utilize third party service providers for all miles run in Mexico and to move freight across the US-Mexico border while leveraging terminal locations in the US and Mexico near the border to facilitate these moves. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI. We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our CODM, our CEO, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

Our corporate headquarters is located in North Liberty, Iowa, in a lower-cost environment with ready access to a skilled, educated, and industrious workforce. Our other terminals are located near major shipping corridors nationwide, affording proximity to customer locations, driver domiciles, and distribution centers. Approximately 80% of our terminals are located within 200 miles of the 30 largest metropolitan areas in the U.S. We believe our geographic reach and terminal locations assist us with driver recruiting and retention, efficient fleet maintenance, and consistent customer engagement.

Our long-term objectives, which have not generally changed since we were founded in 1978, are to achieve significant growth, to operate with a low-80s operating ratio (operating expenses as a percentage of operating revenue), and to maintain a debt-free balance sheet. We maintain a disciplined approach to cost controls. We do this by scrutinizing all expenditures, prioritizing expenses that improve our drivers' experience or our customer service, minimizing non-driving personnel through proven technology when the cost of doing so is justified, and operating late-model tractors and trailers with sound warranty coverage and enhanced fuel efficiency.

The challenging freight environment during 2023, combined with acquisitions of Smith Transport and CFI in 2022, have pressured our financial results to a level below our historical results and management expectations, and also resulted in the incurrence of debt. However, the acquisitions have also allowed us to deliver $1.2 billion of operating revenues, an all-time record for our organization. We believe this enhanced scale provides a better strategic position given the cyclical nature of the industry we operate in. This enhanced scale has allowed us to increase capacity, enhance our customer offerings, and further diversify our customer base. We anticipate getting back to debt free and low 80's operating ratio for our consolidated operations over the next two to three years as we integrate the operations of these two entities and the freight market improves.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Developments

In 2023, we generated operating revenues of $1.2 billion, including fuel surcharges, net income of $14.8 million, and basic net income per share of $0.19 on basic weighted average outstanding shares of 79.0 million. This compared to operating revenues of $968.0 million, including fuel surcharges, net income of $133.6 million, and basic net income per share of $1.69 on basic weighted average outstanding shares of 78.9 million in 2022. We posted an 96.5% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2023, compared to 80.5% for the same period of 2022, and an 1.2% net margin (which represents net income as a percentage of operating revenues) for 2023, compared to 13.8% in the same period of 2022. We posted an 95.4% non-GAAP adjusted operating ratio(1) (operating expenses as a percentage of operating revenues, net of fuel surcharge) for the year ended December 31, 2023 compared to 84.8% for the same period of 2022. We had total assets of $1.5 billion and total stockholders' equity of $865.3 million at December 31, 2023. We achieved a return on assets of 0.9% and a return on equity of 1.7% over the year ended December 31, 2023, compared to 9.8% and 16.4% respectively, for 2022.

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

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)

Operating revenue	$1,207,458	$967,996
Less: Fuel surcharge revenue	173,817	169,173
Operating revenue excluding fuel surcharge revenue	1,033,641	798,823

Operating expenses	1,165,073	779,638
Less: Fuel surcharge revenue	173,817	169,173
Less: Amortization of intangibles	5,164	3,653
Less: Acquisition-related costs	—	2,254
Less: Gain on sale of a terminal property	—	(73,175)
Adjusted operating expenses	986,092	677,733

Operating income	42,385	188,358
Adjusted operating income	$47,549	$121,090

Operating ratio	96.5%	80.5%
Adjusted operating ratio	95.4%	84.8%

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

Our cash flow provided by operating activities for the twelve months ended December 31, 2023 was $165.3 million or 13.7% of operating revenues, compared to $194.7 million or 20.1% of operating revenues in 2022. During 2023, we used $67.9 million in net investing cash flows, which was primarily the result of $71.3 million of net cash used for the purchase of property and equipment. We used $208.6 million to purchase property and equipment and received $137.3 million from the sales of property and equipment. We had net cash of $120.7 million used by financing activities during 2023, including $114.1 million of repayments of finance leases and debt and $6.3 million used to pay dividends to our shareholders. As a result, our cash, cash equivalents, and restricted cash decreased by $23.3 million during the year ended December 31, 2023 to $41.2 million. Unrestricted cash and cash equivalents decreased $21.3 million to $28.1 million.

We operate in a cyclical industry. In early 2022, freight demand was initially strong, following an extended period of freight demand at peak levels that began in mid 2020 and continued throughout 2021 and into 2022. Freight demand began to soften in the back half of 2022 and continued to degrade throughout all of 2023. We expect freight demand to remain challenged at lower demand levels in at least the first half of 2024 based upon the freight demand experienced in January and February of 2024. We expect the strategic changes that we have implemented during 2023 will improve our operational readiness ahead of future expected freight demand growth, which could happen as soon as mid to late 2024. However, continued supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand, the political landscape, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2024.

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

The trucking industry has been faced with a qualified driver shortage. During 2021, increased freight demand, combined with the COVID-19 pandemic, intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging in 2023 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability began to change late in 2022 and into 2023, as a result of the degrading freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. As a result of the freight environment during 2023, we paid more through these programs, resulting in an increase of driver pay per mile and as a percentage of revenue. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 10% of our driver employees, individually, have achieved 1.0 million safe miles.

Growth History and Capital Allocation

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low-80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain business that fails to meet our operating profile. We have historically been a debt free organization, although with the acquisition of CFI we now have a significant amount of debt. We have also significantly lowered our debt balance from 2022 to 2023. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share or short-term revenue volatility. When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally, dependent on our ability to hire drivers that meet our qualifications, and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. We have also deployed available cash opportunistically toward dividends and stock repurchases. However, we expect to focus primarily on paying down the debt resulting from our 2022 acquisitions in 2024. For the periods ended December 31, 2023, our operating cash flows as a percentage of operating revenues five-year average was 20.1%, our three-year average was 17.4%, and most recently for 2023 was 13.7%.

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

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2023, our tractor fleet had an average age of 2.2 years and our trailer fleet had an average age of 6.4 years.

During 2024, we expect the age of both our tractor and trailer fleets to increase from the average age at December 31, 2023, based on estimated net capital expenditures in 2024.

Fuel Costs

After salaries, wages, and benefits, fuel expense was our next highest operating cost in 2023. Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2023 and 2022 were $4.21 and $4.99, respectively. The average price per gallon in 2024, through February 12, 2024, was $3.90. During March 2022 the DOE average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost remained above this elevated threshold for the period from March through most of 2022, although the DOE weekly average for the last four weeks of December 2022 fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued through 2023 and into 2024. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	39.3%	35.8%
Rent and purchased transportation	9.3	5.6
Fuel	17.6	20.1
Operations and maintenance	5.3	4.0
Operating taxes and licenses	1.8	1.7
Insurance and claims	3.7	3.6
Communications and utilities	0.9	0.7
Depreciation and amortization	16.5	13.7
Other operating expenses	5.5	5.3
Gain on disposal of property and equipment	(3.4)	(10.0)
	96.5%	80.5%
Operating income	3.5%	19.5%
Interest income	0.1%	0.1%
Interest expense	(2.0)%	(0.9)%
Income before income taxes	1.6%	18.7%
Income tax expense	0.4	4.9
Net income	1.2%	13.8%

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

The Company acquired CFI on August 31, 2022 and Smith Transport on May 31, 2022, therefore the operating results of the Company for the year ended December 31, 2022 includes the operating results of CFI and Smith Transport for four months and seven months after acquisition, respectively. The acquisitions impacted the change in operating revenues, salaries, wages and benefits, rent and purchased transportation, fuel expense, operations and maintenance, insurance and claims, depreciation and amortization, other operating expenses, and interest expense in 2022 compared to 2023 as further explained below.

Operating revenue increased $239.5 million (24.7%), to $1,207.5 million for the year ended December 31, 2023 from $968.0 million for the year ended December 31, 2022. The increase in revenue was driven by an increase in trucking and other revenues of $234.8 million and an increase in fuel surcharge revenue of $4.6 million. The increase in trucking and other revenues was primarily from the acquisitions of Smith Transport and CFI. The increased fuel surcharge revenue was the result of increased miles driven as a result of the acquisitions, partially offset by lower average DOE diesel fuel prices in 2023. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available drivers providing capacity to us. The increase in total miles was a result of the additional capacity acquired. The freight rates, earned on miles driven, were generally soft due to weak market conditions and demand for freight services in 2023 compared to early 2022 and 2021. For 2024, we expect freight demand to remain challenged at lower demand levels during the first half of 2024 or longer based-upon the freight demand experienced in January and February of 2024. Freight demand growth could happen as soon as mid to late 2024.

Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. The operating revenues increase was the net result of an increase in loaded miles as a result of more drivers following our 2022 acquisitions offset with a decrease in the average rate per loaded mile.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased $4.6 million primarily as a result of an increase of miles driven following our 2022 acquisitions, offset by a decrease in average DOE diesel fuel prices of 15.5% during 2023 compared to 2022, as reported by the DOE .

Rent and purchased transportation increased $58.4 million, to $112.7 million for the year ended December 31, 2023 from $54.3 million for the same period of 2022. The significant increase resulted from the acquisition of CFI which included more purchased transportation utilized throughout their operations, including independent contractors and other third party brokerage relationships. Further contributing to the rent and purchased transportation increase is the lease expense from the equipment leases that came with the acquisition of Smith Transport along with terminal leases entered into after selling certain properties.

Salaries, wages, and benefits increased $128.5 million (37.1%), to $474.8 million for the year ended December 31, 2023 from $346.3 million in the 2022 period. Salaries, wages, and benefits increased primarily due to the increase in the number of drivers and support staff following our 2022 acquisitions. In response to hiring and retention challenges in our industry we continue to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. Our pay protection programs assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. As a result of the freight environment during 2023 we paid more through these programs, resulting in an increase of driver pay per mile. These programs have helped with driver retention and we believe the increased driver pay is an investment in the future.

Fuel increased $17.6 million (9.1%), to $212.2 million for the year ended December 31, 2023 from $194.6 million for the same period of 2022. The increase in fuel was primarily due to more miles driven following our 2022 acquisitions, partially offset by lower average diesel price per gallon (15.5%) as reported by the DOE. The average DOE diesel fuel prices per gallon for 2023 and 2022 were $4.21 and $4.99, respectively. During March 2022 DOE average fuel prices increased to over $5.00 per gallon. The DOE average fuel cost remained above this elevated threshold for the period from March through December 31, 2022, although the DOE weekly average for the last four weeks of December 2022 fell below $5.00 per gallon. The trend of fuel prices below the $5.00 per gallon threshold has continued through December 31, 2023. The average DOE diesel fuel price into February 2024 is down 7.5% compared to the 2023 DOE average price. We cannot currently predict whether the trend of declining fuel prices from the historic highs experienced during 2022 will continue.

Depreciation and amortization increased $66.0 million (49.6%), to $199.0 million during the year ended December 31, 2023 from $133.0 million in the same period of 2022. The increase in depreciation and amortization is primarily due to an increase in quantity of depreciated equipment from the Smith Transport and CFI acquisitions. We expect depreciation expense in 2024 to be approximately $180 million to $185 million.

Operating and maintenance expense increased $24.3 million (62.1%), to $63.4 million during the year ended December 31, 2023, from $39.1 million in the same period of 2022. Operating and maintenance costs increase is mainly attributable to an increase in miles driven and increased costs of our expanded fleet of revenue equipment following our 2022 acquisitions, including the operation of slightly older equipment. Equipment selling activity further contributed to the increase as maintenance items are regularly identified during associated inspections. There was an 122.2% increase in volume of trailers sold during 2023 as compared to 2022, and a 73.9% increase in the quantity of tractors sold. The increase in sold equipment was primarily due to the increased fleet size as a result of our 2022 acquisitions. At December 31, 2023, the Company’s tractor fleet had an average age of 2.2 years and the Company's trailer fleet had an average age of 6.4 years. The average age of our tractor and trailer fleets was increased by the inclusion of the Smith Transport and CFI equipment obtained through our 2022 acquisitions.

Operating taxes and licenses expense increased $5.4 million (33.1%), to $21.8 million during the year ended December 31, 2023 from $16.4 million in 2022, due to an increase in number of revenue equipment units (tractors and trailers) licensed in 2023 as compared to 2022. The increase in number of revenue units licensed is the result of our 2022 acquisitions.

Insurance and claims expense increased $10.9 million (31.5%), to $45.3 million during the year ended December 31, 2023 from $34.4 million in 2022. There was an increase in volume of claims associated with the increase in risk exposure resulting from more miles driven, along with an increase in insurance premiums in 2023 compared to 2022 as a result of the 2022 acquisitions. The overall cost to insure revenue equipment, on a per unit basis, has increased in recent years due to a lack of insurance capacity across the transportation industry, mainly as a result of the current legal environment. Certain insurance carriers that provide excess insurance coverage currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies. In our April 2023 renewal we increased retained claim exposure in response to the premium increase trend, but also were able to increase our aggregate excess coverage. Our premiums are subject to upward or downward adjustments based on claims experience with the opportunity for net savings if we have positive claims experience. As a result, our insurance and claims expense could likely increase with unfavorable claims experience.

Other operating expenses increased $15.0 million (29.1%), to $66.4 million, during the year ended December 31, 2023 from $51.4 million in 2022, due mainly to increased variable costs associated with the increase of revenue equipment units in our fleet and miles driven as a result of our 2022 acquisitions.

Gains on the disposal of property and equipment decreased $55.8 million (57.6%), to $41.1 million during the year ended December 31, 2023, from $96.9 million in the same period of 2022. The decrease was primarily due to a $47.5 million decrease from the sale of a terminal facilities, $6.6 million decrease in gains on sales of trailer equipment and a $1.6 million decrease in gains on sales of tractor equipment. The decrease in gains on trailer sales was primarily due to a 77.2% decrease in the gains per unit sold in 2023 as compared to 2022. Gains on tractor equipment sales decreased as a result of a 50.8% decrease in gains per tractor sold. We currently expect lower capital investment and sale transactions for equipment in 2024 as a result of the current depressed used equipment market as compared to the cost of new tractors and trailers. Based on currently agreed upon equipment deals we expect equipment transaction gains to be insignificant during 2024.

Interest expense increased $15.6 million (182.7%), to $24.2 million during the year December 31, 2023 from $8.6 million in 2022. The interest expense is made up of $22.7 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $1.5 million is the result of debt and financing leases assumed through the Smith Transport acquisition. Based on debt repayments made during 2023, along with projected debt paydowns in 2024, we expect interest expense to decrease in 2024.

Our effective tax rate was 25.6% and 26.2% for the twelve months ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate is primarily the result of favorable return to provision adjustments more than offsetting the unfavorable increase in permanent differences applicable in 2023 that were not in 2022.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years there has been an inflation uptick. Significant price increases in original equipment manufacturer revenue equipment has impacted the cost for us to acquire new equipment. While there was a corresponding inflationary impact to prices offered on the sale of our used equipment during prior years, the market for used equipment softened significantly during 2023. Inflation has also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. The continued qualified driver shortage experienced by the trucking industry has had the effect of increasing compensation paid to drivers. Our pay protection programs assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. As a result of the freight environment during 2023 we paid more through these programs, resulting in an increase of driver pay per mile. Significant inflation has been experienced in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Further, innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have also resulted in higher tractor prices. We have the ability to limit new equipment purchases given our average age of revenue equipment, particularly our tractor fleet, is in the top tier of our industry. We do not believe that extending our trade cycle in 2024 will significantly increase operations and maintenance expense compared to the rest of the industry. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts. Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect our operating results and profitability. We have attempted to limit the effects of increases in fuel prices through certain cost control efforts and our fuel surcharge program. We impose fuel surcharges on substantially all accounts. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect us from short-term fuel price increases or continued rising price environments like we experienced throughout 2021 and 2022. These arrangements also may prevent us from receiving the full benefit of any fuel price decreases. Additionally, we are not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling. Empty miles, out of route miles and idling were all elevated in 2023 as a result of lower freight demand throughout the year.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through December 31, 2023, required minimum payments have been covered through March 31, 2027.

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

The indebtedness, obligations, and liabilities under the Credit Facilities are unconditionally guaranteed, jointly and severally, on an unsecured basis by the Company, Borrower, and certain other subsidiaries of the Company. The Borrower may voluntarily prepay outstanding loans under the Credit Facilities in whole or in part at any time without premium or penalty, subject to payment of customary breakage costs in the case Secured Overnight Financing Rate (“SOFR”) rate loans.

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at December 31, 2023 and have been in compliance since the inception of the Credit Facilities.

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

We had $275.0 million outstanding on the Term Facility and no outstanding under the Revolving Facility at December 31, 2023. As of February 26, 2024 the outstanding balance on the Term Facility was $265.0 million. Outstanding letters of credit associated with the Revolving Facility at December 31, 2023 were $12.0 million. As of December 31, 2023, the Revolving Facility available for future borrowing was $88.0 million. As of December 31, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 7.1%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $26.2 million was outstanding at December 31, 2023, (the "Smith Debt"). The Smith Debt has $7.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from March 2024 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $18.5 million are finance lease obligations with a weighted average interest rate of 3.9% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from October 2024 to April 2026 with the weighted average remaining lease term of 1.7 years.

At December 31, 2023, we had $28.1 million in cash and cash equivalents, $281.5 million in outstanding debt, $18.5 million in finance lease liabilities, $17.4 million in operating lease obligations, and $88.0 million available borrowing capacity on the Revolving Facility.

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

Operating cash flow for 2023 was $165.3 million compared to $194.7 million for 2022. This $29.4 million decrease was primarily due to a $16.5 million decrease in net income net of non-working capital adjustment items, along with $12.9 million less cash used in working capital items. Cash flow from operating activities was 13.7% of operating revenues for the year ended December 31, 2023, compared to 20.1% for the same period of 2022.

Cash flows used in investing activities were $67.9 million during 2023, representing a decrease in cash used of $595.4 million compared to cash flows used in investing activities of $663.3 million during 2022. The decrease in cash used in investing activities was mainly the result of net cash of $675.9 million used in 2022 for the acquisitions of Smith Transport and CFI, partially offset by $83.5 million more net cash used by property and equipment in 2023, compared to net proceeds for property and equipment in 2022. The net cash provided by property and equipment in 2022 was the result of the significant proceeds received from the sale of a terminal property. We currently anticipate less net capital expenditures for revenue equipment in 2024 compared to 2023.

Cash flows used in financing activities increased $479.9 million in 2023 compared to 2022. The $120.7 million used in financing activities during 2023 included $114.1 million of repayments of finance leases and debt and $6.3 million used to pay dividends to our shareholders. In 2022, $359.3 million was provided by financing activities including $447.3 million proceeds from issuance of long-term debt for the purchase of CFI, offset by $81.5 million used for repayments of finance leases and debt along with $6.3 million to pay dividends.

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2023 and the program has no expiration date. There were no shares repurchased in the open market during the years ended December 31, 2023 and 2022. While we are paying down the debt, we do not currently expect to repurchase shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will depend on market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.
We had net payments of $30.1 million and $44.0 million for income taxes, net of refunds, in the twelve months ended December 31, 2023 and 2022, respectively. Tax payments year over year decreased for the twelve months ended December 31,

2023 due to a decrease in estimated tax liability primarily due to irregular tax gains realized in 2022 and the reduction in book taxable income in 2023.

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

Contractual Obligations and Commercial Commitments

The Company's material cash requirements include the following contractual obligations and commercial commitments at December 31, 2023.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligation (1)	$6.9	$6.9	$—	$—	$—
Obligations for unrecognized tax benefits (2)	6.3	—	—	—	6.3
	$13.2	$6.9	$—	$—	$6.3

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties. We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2023, we had a total of $5.5 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $4.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2023. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million at December 31, 2023, and is included in long-term income taxes payable within the consolidated balance sheet. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2023
(in thousands)
Gross unrecognized tax benefits	$5,522
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	748
Obligations for unrecognized tax benefits	$6,270

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue equipment estimated useful lives and salvage values

Over 95% of our total miles comes from company drivers operating the Company's revenue equipment. Management estimates the useful lives of revenue equipment based on estimated period of use for the asset. It has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the 125% declining balance method for new tractors (excludes assets acquired in an acquisition) and straight-line method, respectively, over the estimated useful life down to an estimated salvage value. Management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. It is reasonably likely that changing revenue equipment markets could result in a change in depreciable life or salvage value estimate. Management believes that a change in estimate will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate would impact depreciation and amortization in the consolidated statements of comprehensive income and revenue equipment in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Auto Liability and Workers’ Compensation Claims Reserve

The Company is self-insured for a portion of the risk related to auto liability and workers' compensation. Management estimates accruals for the self-insured portion of pending accident liability and workers’ compensation claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends, utilizing the facts and circumstances known on the applicable balance sheet date. The accruals are made up of individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Auto liability and workers' compensation unpaid liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. Industry development as well as our historical case results are used to determine development of individual case claims. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The ultimate resolution of these claims may be for an amount significantly different than the amount estimated by management and case reserves are continually adjusted as new or revised information becomes available on the status of each claim. There is a high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in estimating the total costs to settle or for defense against these claims. These liabilities are undiscounted and represent management's best estimate of our ultimate obligations. The actual cost to settle self-insured claims liabilities may differ from the Company's reserve estimates due to legal costs, claims and information on known claims that have been incurred but not reported as well as various other uncertainties. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 31, 2023. Management believes that the ultimate resolution of these claims will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate could impact salaries, wages and benefits (workers compensation) or insurance and claims (auto liability) in the consolidated statements of comprehensive income and insurance accruals in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

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

Interest Rate Risk

We had $281.5 million debt outstanding and $18.5 million in finance lease liabilities at December 31, 2023. Of the total $300.0 million of debt and finance lease liabilities outstanding, $275.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the SOFR plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given we have outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $2.8 million in interest expense annually based on our current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2023, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2023 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $12.3 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our tire purchases for 2023, a 10% increase in the price of tires would increase our tire purchase expense by $2.2 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – Except for the design, implementation, and testing of Smith Transport and CFI internal controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2023 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The remaining information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company's 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

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

The following table summarizes, as of December 31, 2023, information about the 2011 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	14,000	—	—
Total	14,000	—	—

Column (a) represents unvested restricted stock awards outstanding under the 2011 Plan as of December 31, 2023. The weighted average stock price on the date of grant for outstanding restricted stock awards was $15.95, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2011 Plan as of December 31, 2023.

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants.

The following table summarizes, as of December 31, 2023, information about the 2021 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	71,768	—	460,992
Total	71,768	—	460,992

Column (a) represents unvested restricted stock awards outstanding under the 2021 Plan as of December 31, 2023. The weighted average stock price on the date of grant for outstanding restricted stock awards was $14.63, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2021 Plan as of December 31, 2023. We do not have any equity compensation plans that were not approved by stockholders.

The remaining information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2023, 2022, and 2021	S-1

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

2.2	Stock Purchase Agreement, dated August 21, 2022, by and among TForce US Holdco, Inc., TForce TL Holdings USA, Inc., Heartland Express, Inc. of Iowa, and Heartland Express, Inc. Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q for the quarter ended September 30, 2022.
3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2019.
10.1#	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3#*	Form Award Notice under the 2021 Restricted Stock Award Plan.
10.4#	Heartland Express, Inc. 2021 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14A filed April 2, 2021.
10.5	Credit Agreement, dated August 31, 2022, by and among Heartland Express, Inc., Heartland Express, Inc. of Iowa, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2022.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	February 28, 2024	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2024
Christopher A. Strain

/s/ Benjamin J. Allen	Director	February 28, 2024
Benjamin J. Allen

/s/ Brenda M. Lantz	Director	February 28, 2024
Brenda M. Lantz

/s/ David P. Millis	Director	February 28, 2024
David P. Millis

/s/ Brenda S. Neville	Director	February 28, 2024
Brenda S. Neville

/s/ James G. Pratt	Director	February 28, 2024
James G. Pratt

/s/ Michael J. Sullivan	Director	February 28, 2024
Michael J. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Heartland auto liability claims accrual
As described further in the notes to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.

We identified the estimation of the Heartland auto liability claims accrual subject to self-insured retention of $2.0 million or greater as a critical audit matter. Auto liability unpaid claims liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation of future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgement in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to the auto liability claims reserve accrual included the following, among others.

•We tested the effectiveness of controls over auto liability claims, including the completeness and accuracy of claims expenses and payments.
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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 28, 2024

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$28,123	$49,462
Trade receivables, net	102,740	139,819
Prepaid tires	10,650	11,293
Other current assets	17,602	26,069
Income tax receivable	10,157	3,139
Total current assets	169,272	229,782
PROPERTY AND EQUIPMENT
Land and land improvements	118,682	94,155
Buildings	149,780	143,899
Furniture and fixtures	6,835	6,946
Shop and service equipment	20,822	21,652
Revenue equipment	1,021,208	1,000,472
Construction in Progress	2,582	15,070
	1,319,909	1,282,194
Less accumulated depreciation	434,558	308,936
Property and equipment, net	885,351	973,258
GOODWILL	322,597	320,675
OTHER INTANGIBLES, NET	98,537	103,701
DEFERRED INCOME TAXES, NET	1,494	1,224
OTHER ASSETS	14,953	19,894
OPERATING LEASE RIGHT OF USE ASSETS	17,442	20,954
	$1,509,646	$1,669,488
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,777	$62,712
Compensation and benefits	28,492	30,972
Insurance accruals	21,507	18,490
Long-term debt and finance lease liabilities - current portion	9,303	13,946
Operating lease liabilities - current portion	9,259	12,001
Other accruals	17,138	18,636
Total current liabilities	123,476	156,757
LONG-TERM LIABILITIES
Income taxes payable	6,270	6,466
Long-term debt and finance lease liabilities less current portion	290,696	399,062
Operating lease liabilities less current portion	8,183	8,953
Deferred income taxes, net	189,121	207,516
Accident and work comp accruals less current portion	26,640	35,257
Total long-term liabilities	520,910	657,254
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2023 and 2022; outstanding 79,039 and 78,984 in 2023 and 2022, respectively	907	907
Additional paid-in capital	4,527	4,165
Retained earnings	1,060,094	1,051,641
Treasury stock, at cost; 11,650 and 11,705 shares in 2023 and 2022, respectively	(200,268)	(201,236)
	865,260	855,477
	$1,509,646	$1,669,488
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2023	2022	2021

OPERATING REVENUE	$1,207,458	$967,996	$607,284

OPERATING EXPENSES
Salaries, wages and benefits	474,803	346,271	250,035
Rent and purchased transportation	112,749	54,288	3,810
Fuel	212,228	194,608	99,597
Operations and maintenance	63,358	39,092	21,522
Operating taxes and licenses	21,804	16,387	13,595
Insurance and claims	45,278	34,436	20,826
Communications and utilities	10,508	6,995	4,447
Depreciation and amortization	199,039	133,047	104,083
Other operating expenses	66,393	51,420	21,400
Gain on disposal of property and equipment	(41,087)	(96,906)	(37,438)
	1,165,073	779,638	501,877

Operating income	42,385	188,358	105,407

Interest income	1,655	1,288	640

Interest expense	(24,187)	(8,555)	—

Income before income taxes	19,853	181,091	106,047

Federal and state income tax expense	5,078	47,507	26,770

Net income	$14,775	$133,584	$79,277
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$14,775	$133,584	$79,277

Net income per share
Basic	$0.19	$1.69	$1.00
Diluted	$0.19	$1.69	$1.00

Weighted average shares outstanding
Basic	79,010	78,941	79,573
Diluted	79,079	78,974	79,612

Dividends declared per share	$0.08	$0.08	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2021	$907	$4,330	$890,970	$(171,873)	$724,334
Net income	—	—	79,277	—	79,277
Dividends on common stock, $0.58 per share	—	—	(45,872)	—	(45,872)
Repurchases of common stock	—	—	—	(31,540)	(31,540)
Stock-based compensation, net of tax	—	(189)	—	1,092	903
Balance, December 31, 2021	907	4,141	924,375	(202,321)	727,102
Net income	—	—	133,584	—	133,584
Dividends on common stock, $0.08 per share	—	—	(6,318)	—	(6,318)
Stock-based compensation, net of tax	—	24	—	1,085	1,109
Balance, December 31, 2022	907	4,165	1,051,641	(201,236)	855,477
Net income	—	—	14,775	—	14,775
Dividends on common stock, $0.08 per share	—	—	(6,322)	—	(6,322)
Stock-based compensation, net of tax	—	362	—	968	1,330
Balance, December 31, 2023	$907	$4,527	$1,060,094	$(200,268)	$865,260

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2023	2022	2021
Net income	$14,775	$133,584	$79,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,039	133,047	104,232
Deferred income taxes	(18,081)	2,412	(5,869)
Stock-based compensation expense	1,620	1,399	1,150
Debt-related amortization	1,069	360	—
Gain on disposal of property and equipment	(41,087)	(96,906)	(37,438)
Changes in certain working capital items (net of acquisition):
Trade receivables	37,079	20,033	2,765
Prepaid expenses and other current assets	9,065	845	3,657
Accounts payable, accrued liabilities, and accrued expenses	(30,998)	(1,227)	(18,476)
Accrued income taxes	(7,214)	1,166	(5,880)
Net cash provided by operating activities	165,267	194,713	123,418
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	137,319	172,750	130,184
Purchases of property and equipment, net of trades	(208,596)	(160,568)	(132,640)
Acquisition of business, net of cash acquired	—	(675,852)	—
Change in other assets	3,410	411	(191)
Net cash used in investing activities	(67,867)	(663,259)	(2,647)
FINANCING ACTIVITIES
Cash dividends paid	(6,322)	(6,318)	(45,872)
Proceeds from issuance of long-term debt	—	447,343	—
Shares withheld for employee taxes related to stock-based compensation	(290)	(290)	(247)
Repayments on finance leases and debt	(114,078)	(81,478)	—
Repurchases of common stock	—	—	(32,025)
Net cash provided by (used in) financing activities	(120,690)	359,257	(78,144)
Net increase (decrease) in cash and cash equivalents	(23,290)	(109,289)	42,627
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	64,478	173,767	131,140
End of period	$41,188	$64,478	$173,767
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$22,444	$6,384	$—
Cash paid during the period for income taxes, net of refunds	$30,135	$44,010	$38,519
Noncash investing and financing activities:
Fair value of revenue equipment traded	$—	$428	$—
Purchased property and equipment in accounts payable	$3,912	$11,938	$9,019
Sold revenue equipment and property in other current assets	$2,516	$1,558	$1,512
Right-of-use assets obtained in exchange for operating lease liabilities	$8,236	$3,345	$—

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2023	2022	2021
Cash and cash equivalents	$28,123	$49,462	$157,742
Restricted cash included in other current assets	$332	$752	$928
Restricted cash included in other assets	$12,733	$14,264	$15,097
Total cash, cash equivalents and restricted cash	$41,188	$64,478	$173,767

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following active legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. ("Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC ("Millis Transfer"), and Smith Transport, LLC and Franklin Logistics, LLC ("Smith Transport"), and CFI entities, Transportation Resources, Inc. and Contract Freighters, Inc. (collectively with certain Mexican entities, "CFI"). Effective December 31, 2023, Smith Trucking, Inc. was merged into Smith Transport, Inc. Further, effective December 31, 2023 Smith Transport, Inc. and Franklin Logistics, Inc. were converted to Smith Transport, LLC and Franklin Logistics, LLC, respectively. On May 31, 2022, Heartland Express, Inc. of Iowa acquired Smith Transport, a truckload carrier headquartered in Roaring Spring, Pennsylvania. On August 31, 2022, Heartland Express, Inc. of Iowa acquired CFI's non-dedicated U.S. dry van and temperature-controlled truckload business located in Joplin, Missouri, and certain Mexican entities (collectively "CFI Logistica") operations located in Mexico. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. The Company has deposits that potentially subject it to concentration of credit risk consisting of cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2023, the Company had $12.8 million in excess of the FDIC insured limit. At December 31, 2023 and 2022, restricted and designated cash and investments totaled $13.0 million and $15.1 million, respectively. At December 31, 2023, $0.3 million was included in other current assets and $12.7 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2022, $0.8 million was included in other current assets and $14.3 million was included in other non-current assets in the consolidated balance sheets. The restricted and designated funds represent deposits required by state agencies for self-insurance purposes and funds that are earmarked for a specific purpose and not for general business use.

Investments

Municipal bonds of $0.3 million and $0.8 million at December 31, 2023 and 2022, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other assets presented as non-current. Investment income received on held-to-maturity municipal bond investments is generally exempt from federal income taxes and is recognized as earned.

Trade Receivables

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are predominantly on a net 30 day basis. We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for bad debts. We review the adequacy of our allowance for credit losses on a monthly basis. We are aggressive in our collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts. We will use the necessary legal recourse to recover as much of the receivable as is practical under the law. Allowance for credit losses was $2.7 million and $3.3 million at December 31, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets

We periodically evaluate property and equipment and amortizable intangible assets for impairment upon the occurrence of events or changes in circumstances that indicate the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount over which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges recognized during the years ended December 31, 2023, 2022, and 2021.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $5.3 million, $4.8 million, and $2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment, together with indefinite lived intangible assets, annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company performs its annual impairment test as of September 30. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of each reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of each reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of September 30, 2023, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include the Company’s revenue growth, continued earnings and strong cash flow. Our reporting units had fair value in excess of their carrying value. Management determined that no impairment charge was required for the years ended December 31, 2023, 2022, and 2021.

Other Intangibles, Net

Other intangibles, net consists of a tradename, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable in addition to our annual impairment test discussed in the Goodwill section above. Management determined that no intangible impairment charge was required for the years ended December 31, 2023, 2022, and 2021. See Note 5 for additional information regarding intangible assets.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported. The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income. Health insurance accruals of $9.6 million and $10.0 million are included in other accruals in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 400 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.9 million and $2.6 million as of December 31, 2023 and 2022, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2023 and 2022.

Stock-Based Compensation

We have stock-based compensation plans that provide for the grants of restricted stock awards to our employees, directors and consultants. We account for restricted stock awards using the fair value method of accounting for stock-based compensation. Issuances of stock upon vesting of restricted stock are made from treasury stock. Compensation expense for restricted stock grants is recognized over the requisite service period of each award and is included in salaries, wages and benefits in the consolidated statements of comprehensive income. Total compensation of $17.5 million related to all awards granted under the 2011 and 2021 Restricted Stock Award Plans has been amortized over the requisite service period for each separate vesting period as if the award is, in substance, multiple awards between 2011 and 2026.

Earnings per Share

Basic earnings per share are based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2023, 2022, and 2021, we granted restricted shares of common stock to certain employees and Directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) for 2023, 2022, and 2021 is as follows (in thousands, except per share data):

	2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,775	79,010	$0.19
Effect of restricted stock	—	69
Diluted EPS	$14,775	79,079	$0.19

	2022
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$133,584	78,941	$1.69
Effect of restricted stock	—	33
Diluted EPS	$133,584	78,974	$1.69

	2021
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$79,277	79,573	$1.00
Effect of restricted stock	—	39
Diluted EPS	$79,277	79,612	$1.00

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We have not recorded a valuation allowance against any deferred tax assets at December 31, 2023 and 2022. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

New Accounting Pronouncements

In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in the update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.

In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in the update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this new standard.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. Our five largest customers accounted for approximately 22%, 27%, and 36% of operating revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our five largest customers accounted for approximately 26% and 23% of gross accounts receivable as of December 31, 2023 and 2022, respectively.

There were no customers that exceeded 10% of operating revenues for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2021 there was one single customer that accounted for 10% of operating revenues.

Note 3. Revenue Recognition

Total revenues recorded were $1,207.5 million, $968.0 million, and $607.3 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Fuel surcharge revenues were $173.8 million, $169.2 million, and $76.1 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively. As a result of the CFI acquisition we now outsourced certain loads to third-party carriers in the U.S. and Mexico. As of December 31, 2023 the Company is only outsourcing certain loads to third-party carriers in Mexico. The Company is a principal in these arrangements resulting in revenue associated with these contracts being recorded on a gross basis. The primary responsibility to meet the customer's requirements is maintained by the Company as the party performing billing, collection and pricing negotiations with the customer. The Company is also responsible for selecting third-party transportation providers that satisfy our premium customer service requirements. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $94.8 million, $50.7 million, and $11.4 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

Note 4. Acquisitions

On May 31, 2022, Heartland Express, Inc. of Iowa (the “Buyer”) and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement with Smith Transport. Smith Transport is a truckload carrier headquartered in Roaring Spring, Pennsylvania, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services.

Pursuant to the Smith Stock Purchase Agreement, the Buyer acquired all of Smith Transport’s outstanding equity (the “Smith Transaction”) under an Internal Revenue Code Section 338(h)(10) election. The Buyer's purchase price of $169.4 million includes total cash consideration and assumed indebtedness of Smith Transport..

Gross cash paid in the Smith Transaction was $140.6 million. Net cash paid was $122.0 million after consideration of $18.6 million of Smith Transport cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash. The Smith Transaction included the assumption of $46.8 million of Smith Transport's indebtedness, including finance leases, of which $26.2 million of the debt was outstanding at December 31, 2023. The Smith Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

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

On August 31, 2022, Buyer and Heartland Express, Inc., as guarantor, entered into a Stock Purchase Agreement to acquire CFI, and related entities, from a subsidiary of TFI International, Inc. ("TFI"). CFI is a truckload carrier headquartered in Joplin, Missouri, providing asset-based dry van and temperature-controlled truckload transportation services, and asset-light logistics services in Mexico.

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

Gross cash paid in the transaction was $560.6 million. Net cash paid was $553.8 million after consideration of $6.8 million of CFI cash on the date of acquisition. Gross cash paid was funded out of the Company’s available cash and bank financing obtained to facilitate the transaction. The CFI Stock Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

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

The allocation of the purchase price is detailed in the table below. The goodwill recognized represents expected synergies from combining the operations of the Company with CFI, as well as other intangible assets that did not meet the criteria for separate recognition. Goodwill and intangible assets recognized in the transaction are deductible for tax purposes. During the twelve months ended December 31, 2023, the CFI goodwill asset increased by $1.9 million as a result of further valuation analysis with the finalization of purchase accounting for the CFI acquisition. The purchase accounting adjustment is primarily associated with equipment valuation determinations made upon finalization of post acquisition equipment existence and condition analysis.

The assets and liabilities associated with CFI were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade and other accounts receivable	$74,740
Other current assets	12,596
Property and equipment	459,099
Other non-current assets	306
Deferred income taxes	2,018
Intangible assets	55,097
Goodwill	114,005
Total assets	717,861
Accounts payable and accrued expenses	(47,819)
Insurance accruals	(1,621)
Income taxes payable	(765)
Deferred income taxes	(115,922)
Purchase consideration net of cash on hand	551,734
Purchase adjustment receivable from seller	2,069
Net cash paid	$553,803

Acquisition related expenses of $2.3 million related to both the Smith Transport and CFI acquisitions are included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2022.

Note 5. Intangible Assets and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The $98.5 million of other intangibles, net recorded in the consolidated balance sheet at December 31, 2023 includes $31.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $66.9 million finite lived intangible assets, net. There was no change in the gross amount of identifiable intangible assets during the twelve months ended December 31, 2023.

Amortization expense of $5.2 million, $3.7 million and $2.4 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at December 31, 2023 and 2022:

	2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$12,637	$63,199
Tradename	0.5-10	12,900	10,180	2,720
Covenants not to compete	1-10	5,839	4,845	994
		$94,575	$27,662	$66,913

	2022
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$8,441	$67,395
Tradename	0.5-10	12,900	9,700	3,200
Covenants not to compete	1-10	5,839	4,357	1,482
		$94,575	$22,498	$72,077

Change in carrying amount of goodwill:

Goodwill	(in thousands)
Balance at December 31, 2022	$320,675
Purchase accounting	1,922
Balance at December 31, 2023	$322,597

Future amortization expense for intangible assets is estimated at $5.0 million for 2024, $5.0 million for 2025, $5.0 million for 2026, $5.0 million for 2027, and $4.9 million for 2028.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through December 31, 2023, required minimum payments have been covered through March 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at December 31, 2023 and have been in compliance since the inception of the Credit Facilities.

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

We had $275.0 million outstanding on the Term Facility and no outstanding borrowings under the Revolving Facility at December 31, 2023. Outstanding letters of credit associated with the Revolving Facility at December 31, 2023 were $12.0 million. As of December 31, 2023, the Revolving Facility available for future borrowing was $88.0 million. As of December 31, 2023 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 7.1%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $26.2 million was outstanding at December 31, 2023, (the "Smith Debt"). The Smith Debt has $7.7 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from March 2024 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $18.5 million are finance lease obligations with a weighted average interest rate of 3.9% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from October 2024 to April 2026 with the weighted average remaining lease term of 1.7 years.

The annual maturities of long term debt are as follows:

(in thousands)
2024	$1,795
2025	$1,832
2026	$1,913
2027	$276,589
2028	$569
Thereafter	$11
Total outstanding principle	$282,709
Less: unamortized debt issuance costs	$1,228
Less: amounts payable within one year	$1,795
Total long-term debt	$279,686

Note 7.  Lease Obligations

In May 2022, the Company completed a sale of an owned terminal property for a $73.2 million gain. In a separate transaction related to the sale, we entered into a lease agreement with a base term of two years plus a five-year renewal option with the purchaser. We have provided notice that we will not be exercising the five-year renewal option having entered into a separate lease agreement for a facility better suited to our current operations. During 2023 we sold multiple properties for a combined $25.6 million gain. In separate transactions related to the respective sales, we entered into operating lease agreements, each with a base term of two years. The right-of-use assets associated with terminal leases was $9.4 million and $3.3 million as of December 31, 2023 and 2022, respectively.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use operating lease assets have a total balance of $8.1 million and $17.6 million as of December 31, 2023 and 2022, respectively. The equipment and property operating leases have a weighted average interest rate of 4.8% at December 31, 2023, due in monthly installments with final maturities at various dates ranging from January 2024 to April 2027 with the weighted average remaining lease term of 2.0 years. Smith Transport also has related party operating leases with the founder of Smith Transport, where Smith Transport is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 6 Long-Term Debt for additional details on the finance leases.

Operating lease cost is recorded in rent and purchased transportation, finance lease interest expense is recorded in interest expense, and finance lease equipment depreciation is recorded in depreciation and amortization within the consolidated statements of comprehensive income. The components of the Company's lease cost were as follows:

	2023	2022	2021
	(in thousands)
Operating lease cost	$12,903	$9,718	$—

Finance lease interest expense	1,048	772	—
Finance lease equipment depreciation	8,825	4,733	—
Total finance lease cost	$9,873	$5,505	$—

Total operating and finance lease cost	$22,776	$15,223	$—

Our future minimum lease payments as of December 31, 2023, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2024	9,901	8,135
2025	6,609	7,557
2026	1,587	3,840
2027	320	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	$18,417	$19,532
Less: future payment amount for interest	975	1,014
Present value of minimum lease payments	$17,442	$18,518
Less: current portion	9,259	7,508
Lease obligations, long-term	$8,183	$11,010

Note 8.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention. In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million. Prior to the April 2023 renewal, Heartland Express, Millis Transfer, and CFI had a retention limit of $2.0 million and Smith Transport had a retention limit of $0.5 million. In addition to the $2.0 million base retention limit, Heartland Express, Millis Transfer, and CFI were subject to a $1.0 million corridor for any one accident or combination of accidents that exceeded $2.0 million. For the April 2023 renewal, liabilities in excess of the $3.0 million deductible and $3.5 million corridor are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Prior to the April 2023 renewal, our excess limit was $60.0 million, including retention of 50% of exposure from $5.0 million to $10.0 million. Furthermore, under the April 2023 renewal, our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims. We act as a self-insurer for property damage to our tractors and trailers.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million under our Heartland policy, which includes entities acquired in 2022. Liabilities in excess of insurance retention limits are covered by insurance. The State of Iowa initially required us to deposit $0.7 million into a trust fund as part of the self-insurance program. As of December 31, 2023 and 2022 total deposits in this account were $0.9 million and $0.8 million, respectively. This deposit is made up of $0.3 million in municipal bonds classified as held-to-maturity and $0.6 million of other investments stated at market value as of December 31, 2023 while the entire $0.8 million deposit was held in municipal bonds as of December 31, 2022. The deposit is recorded in other non-current assets on the consolidated balance sheets.

In addition, we have provided insurance carriers with letters of credit totaling $13.5 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration. There were no outstanding balances due on any letters of credit at December 31, 2023 or 2022.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2023 and 2022.

Note 9.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2023	2022
Deferred income tax assets:	(in thousands)
Allowance for credit losses	$672	$772
Accrued expenses	4,964	6,383
Stock-based compensation	120	36
Insurance accruals	12,869	13,278
State net operating loss carryforward	94	—
Indirect tax benefits of unrecognized tax benefits	1,160	1,206
Other	2	45
Total gross deferred tax assets	19,881	21,720
Less valuation allowance	—	—
Net deferred tax assets	19,881	21,720
Deferred income tax liabilities:
Property and equipment	(167,911)	(188,999)
Goodwill and amortizable intangibles	(36,048)	(34,396)
Prepaid expenses	(3,549)	(4,617)
Total gross deferred tax liability	(207,508)	(228,012)
Net deferred tax liabilities	$(187,627)	$(206,292)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2023 and 2022 as follows:

	2023	2022
	(in thousands)
Noncurrent assets, net	$1,494	$1,224
Long-term liabilities, net	(189,121)	(207,516)
	$(187,627)	$(206,292)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2023 and 2022.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

Income tax expense consists of the following:

	2023	2022	2021
	(in thousands)
Current income taxes:
Federal	$19,020	$31,951	$25,571
State	3,543	9,657	7,068
Foreign	596	195	—
	23,159	41,803	32,639
Deferred income taxes:
Federal	(14,500)	3,717	(4,392)
State	(3,311)	2,005	(1,477)
Foreign	(270)	(18)	—
	(18,081)	5,704	(5,869)
Total	$5,078	$47,507	$26,770

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	2023	2022	2021
	(in thousands)
Federal tax at statutory rate (21%)	$4,169	$38,029	$22,270
State taxes, net of federal benefit	708	9,711	4,452
Permanent differences to return	1,740	449	(227)
Return to provision adjustment	(1,482)	(203)	302
Uncertain income tax penalties and interest, net	(152)	(226)	(266)
Foreign Rate Differential	154	58	—
Other	(59)	(311)	239
	$5,078	$47,507	$26,770

At December 31, 2023 and December 31, 2022, we had a total of $5.5 million and $5.7 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $4.4 million and $4.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2023 and December 31, 2022, respectively. Unrecognized tax benefits were a net decrease of $0.2 million and a net increase of $1.1 million during the years ended December 31, 2023 and 2022, respectively. The increase in 2022 is the result of non-recurring transactions occurring in 2022 that did not occur in 2023 more than offsetting the reduction to the liability due to the expiration of certain statutes of limitation and reductions to prior year tax positions, net of current year additions with respective states. This had the effect of increasing the effective rate in 2022. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.7 million and $0.7 million at December 31, 2023 and December 31, 2022, respectively, and is included in income taxes payable in the consolidated balance sheets. Net interest and penalties included in income tax expense for the years ended December 31, 2023, 2022 and 2021 was an expense of approximately zero, $0.1 million, and approximately zero, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2023, 2022 and 2021 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
	(in thousands)
Balance at January 1,	$5,744	$4,671
Additions based on tax positions related to current year	345	1,921
Additions for tax positions of prior years	—	131
Reductions for tax positions of prior years	(176)	—
Reductions due to lapse of applicable statute of limitations	(391)	(771)
Settlements	—	(208)
Balance at December 31,	$5,522	$5,744

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

Note 10. Equity

We have a stock repurchase program with 6.6 million shares remaining authorized for repurchase as of December 31, 2023, following the additional authorization of 3.0 million shares by our Board of Directors on August 20, 2021. There were no shares repurchased in the open market during the years ended December 31, 2023 and 2022 while 1.8 million shares were repurchased in 2021. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, long-term debt balances, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2023, 2022 and 2021 our Board of Directors declared dividends totaling $6.3 million, $6.3 million, and $45.9 million for each year, respectively. The 2021 dividends included a $0.50 per share special dividend totaling $39.5 million and regular quarterly dividends totaling $6.4 million, while the 2023 and 2022 dividends were regular quarterly dividends. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 11. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the “2011 Plan”) was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has no shares that remain available for the purpose of making restricted stock grants at December 31, 2023. In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.5 million shares that remain available for the purpose of making restricted stock grants at December 31, 2023.

There were no shares granted during the period 2011 to 2021 that remain unvested at December 31, 2023. Shares granted in 2022 through 2023 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $11.89 and $16.67. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages and benefits while awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $1.6 million, $1.4 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized compensation expense was $0.5 million at December 31, 2023 which will be recognized over a weighted average period of 0.6 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2023, 2022 and 2021. The vesting dates for the awards vested in 2023 occurred relatively evenly throughout the year ended December 31, 2023. The fair value of awards vested during 2023, 2022 and 2021 was $1.1 million, $1.2 million and $1.5 million, respectively.

	2023
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	40.1	$16.01
Granted	118.9	14.53
Vested	(73.2)	14.97
Forfeited	—	—
Outstanding (unvested) at end of year	85.8	$14.84

	2022
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	14.0	$19.70
Granted	106.0	15.19
Vested	(79.9)	15.57
Forfeited	—	—
Outstanding (unvested) at end of year	40.1	$16.01

	2021
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	59.7	$20.29
Granted	32.1	17.92
Vested	(77.8)	19.42
Forfeited	—	—
Outstanding (unvested) at end of year	14.0	$19.70
Note 12.  Profit Sharing Plan and Retirement Plan

We have retirement savings plans (the “Retirement Savings Plans”) for substantially all employees who have completed one year of service and are 19 years of age or older. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plans provide for a discretionary profit sharing contribution to non-driver employees and a matching contribution of a discretionary percentage to driver employees ("Heartland Plan"). Acquired entities also have retirement savings plans that generally have the aforementioned characteristics of the Heartland Plan, but are for employees of the respective entities. Our contributions to the Retirement Savings Plans totaled approximately $3.1 million, $2.2 million, and $2.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 13.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment at December 31, 2023, was $6.9 million.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for credit losses:
Year ended December 31, 2023	$3,300	$—	$—	$600	$2,700
Year ended December 31, 2022	1,100	—	2,200	—	3,300
Year ended December 31, 2021	1,100	—	—	—	1,100

See accompanying Report of Independent Registered Public Accounting Firm.

S-1