Form 10-Q
period 2024-06-30
HEARTLAND EXPRESS INC
filed 2024-08-09
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2024 there were 78,495,260 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$23,861	$28,123
Trade receivables, net of $2.3 and $2.7 million allowance in 2024 and 2023, respectively	108,913	102,740
Prepaid tires	9,488	10,650
Other current assets	17,178	17,602
Income tax receivable	4,678	10,157
Total current assets	164,118	169,272
PROPERTY AND EQUIPMENT
Land and land improvements	119,217	118,682
Buildings	151,715	149,780
Furniture and fixtures	6,825	6,835
Shop and service equipment	22,165	20,822
Revenue equipment	1,016,035	1,021,208
Construction in progress	1,434	2,582
Property and equipment, gross	1,317,391	1,319,909
Less accumulated depreciation	514,644	434,558
Property and equipment, net	802,747	885,351
GOODWILL	322,597	322,597
OTHER INTANGIBLES, NET	96,029	98,537
OTHER ASSETS	15,156	14,953
DEFERRED INCOME TAXES, NET	1,304	1,494
OPERATING LEASE RIGHT OF USE ASSETS	11,483	17,442
	$1,413,434	$1,509,646
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,017	$37,777
Compensation and benefits	28,417	28,492
Insurance accruals	25,678	21,507
Long-term debt and finance lease liabilities - current portion	8,644	9,303
Operating lease liabilities - current portion	7,018	9,259
Other accruals	24,063	17,138
Total current liabilities	133,837	123,476
LONG-TERM LIABILITIES
Income taxes payable	6,012	6,270
Long-term debt and finance lease liabilities less current portion	228,522	290,696
Operating lease liabilities less current portion	4,465	8,183
Deferred income taxes, net	173,198	189,121
Accident and work comp accruals less current portion	30,634	26,640
Total long-term liabilities	442,831	520,910
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2024 and 2023; outstanding 78,452 and 79,039 in 2024 and 2023, respectively	907	907
Additional paid-in capital	4,333	4,527
Retained earnings	1,038,357	1,060,094
Treasury stock, at cost; 12,237 and 11,650 shares in 2024 and 2023, respectively	(206,831)	(200,268)
	836,766	865,260
	$1,413,434	$1,509,646
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

OPERATING REVENUE	$274,754	$306,169	$545,074	$637,085

OPERATING EXPENSES
Salaries, wages, and benefits	110,116	120,311	222,813	243,643
Rent and purchased transportation	21,688	28,468	45,551	61,611
Fuel	47,011	49,867	94,332	107,396
Operations and maintenance	16,732	16,047	32,996	31,073
Operating taxes and licenses	5,255	5,457	10,570	11,001
Insurance and claims	12,972	10,433	27,556	21,435
Communications and utilities	2,270	2,679	4,710	5,555
Depreciation and amortization	46,138	48,337	92,642	96,806
Other operating expenses	13,431	16,362	29,058	34,253
Loss (gain) on disposal of property and equipment	(1,123)	(8,022)	(1,034)	(14,809)
	274,490	289,939	559,194	597,964

Operating income (loss)	264	16,230	(14,120)	39,121

Interest income	288	592	654	1,076
Interest expense	(4,574)	(6,111)	(9,875)	(12,187)

(Loss) income before income taxes	(4,022)	10,711	(23,341)	28,010

Federal and state income taxes	(544)	2,940	(4,755)	7,627

Net (loss) income	$(3,478)	$7,771	$(18,586)	$20,383
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$(3,478)	$7,771	$(18,586)	$20,383

Net (loss) income per share
Basic	$(0.04)	$0.10	$(0.24)	$0.26
Diluted	$(0.04)	$0.10	$(0.24)	$0.26

Weighted average shares outstanding
Basic	78,913	78,999	78,979	78,993
Diluted	78,981	79,081	79,051	79,052

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2023	$907	$4,527	$1,060,094	$(200,268)	$865,260
Net loss	—	—	(15,108)	—	(15,108)
Dividends on common stock, $0.02 per share	—	—	(1,582)	—	(1,582)
Stock-based compensation, net of tax	—	(9)	—	229	220
Balance, March 31, 2024	$907	$4,518	$1,043,404	$(200,039)	$848,790
Net loss	—	—	(3,478)	—	(3,478)
Repurchases of common stock	—	—	—	(7,281)	(7,281)
Dividends on common stock, $0.02 per share	—	—	(1,569)	—	(1,569)
Stock-based compensation, net of tax	—	(185)	—	489	304
Balance, June 30, 2024	$907	$4,333	$1,038,357	$(206,831)	$836,766

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2022	$907	$4,165	$1,051,641	$(201,236)	$855,477
Net income	—	—	12,612	—	12,612
Dividends on common stock, $0.02 per share	—	—	(1,581)	—	(1,581)
Stock-based compensation, net of tax	—	32	—	79	111
Balance, March 31, 2023	$907	$4,197	$1,062,672	$(201,157)	$866,619
Net income	—	—	7,771	—	7,771
Dividends on common stock, $0.02 per share	—	—	(1,580)	—	(1,580)
Stock-based compensation, net of tax	—	(299)	—	426	127
Balance, June 30, 2023	$907	$3,898	$1,068,863	$(200,731)	$872,937

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(18,586)	$20,383
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,642	96,806
Deferred income taxes	(15,733)	(13,440)
Stock-based compensation expense	682	393
Debt-related amortization	525	539
Gain on disposal of property and equipment	(1,034)	(14,809)
Changes in certain working capital items:
Trade receivables	(6,173)	25,348
Prepaid expenses and other current assets	(647)	6,193
Accounts payable, accrued liabilities, and accrued expenses	14,069	(19,086)
Accrued income taxes	5,221	(5,071)
Net cash provided by operating activities	70,966	97,256
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	12,583	73,838
Purchases of property and equipment	(15,244)	(108,017)
Change in other assets	30	419
Net cash used in investing activities	(2,631)	(33,760)
FINANCING ACTIVITIES
Payment of cash dividends	(1,582)	(1,581)
Shares withheld for employee taxes related to stock-based compensation	(158)	(155)
Repayments of finance leases and debt	(63,358)	(64,773)
Repurchases of common stock	(7,281)	—
Net cash used in financing activities	(72,379)	(66,509)
Net decrease in cash, cash equivalents and restricted cash	(4,044)	(3,013)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	41,188	64,478
End of period	$37,144	$61,465
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$10,654	$11,605
Cash paid during the period for income taxes, net of refunds	$5,860	$25,740
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$5,374	$18,683
Sold revenue equipment and property in other current assets	$—	$494
Common stock dividends declared in accounts payable	$1,569	$1,580
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,861	$46,250
Restricted cash included in other current assets	317	741
Restricted cash included in other assets	12,966	14,474
Total cash, cash equivalents and restricted cash	$37,144	$61,465
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and six months ended June 30, 2024.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2024.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is approximately 400 loaded miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.9 million and $1.9 million at June 30, 2024 and December 31, 2023, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2024 and December 31, 2023, respectively.

Total revenues recorded were $274.8 million and $306.2 million for the three months ended June 30, 2024 and 2023, respectively. Fuel surcharge revenues were $36.8 million and $41.5 million for the three months ended June 30, 2024 and 2023, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income (loss) collectively represented $20.0 million and $24.7 million for the three months ended June 30, 2024 and 2023, respectively.

Total revenues recorded were $545.1 million and $637.1 million for the six months ended June 30, 2024 and 2023, respectively. Fuel surcharge revenues were $73.0 million and $91.1 million for the six months ended June 30, 2024 and 2023, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income (loss) collectively represented $40.1 million and $49.3 million for the six months ended June 30, 2024 and 2023, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2024, restricted and designated cash and investments totaled $13.3 million, of which $0.3 million was included in other current assets and $13.0 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $13.0 million at December 31, 2023, of which $0.3 million was included in other current assets and $12.7 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excludes assets acquired through an acquisition) using the 125% declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. For equipment acquired through acquisitions the salvage values on used equipment is determined based upon factors including the age of the equipment, estimated market value, and expected period of usage. At June 30, 2024, there was no amounts receivable related to equipment sales recorded in other current assets compared to $2.5 million at December 31, 2023.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the six months ended June 30, 2024. The $96.0 million of other intangibles, net recorded in the consolidated balance sheet at June 30, 2024 includes $31.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $64.4 million finite lived intangible assets, net. Amortization expense of $1.3 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income (loss). Amortization expense of $2.5 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Intangible assets subject to amortization consisted of the following at June 30, 2024:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$14,796	$61,040
Trade name	0.5-10	12,900	10,420	2,480
Covenants not to compete	1-10	5,839	4,954	885
		$94,575	$30,170	$64,405

The carrying amount of goodwill was $322.6 million at June 30, 2024 and December 31, 2023.

Note 8. (Loss) Earnings per Share

Basic (loss) earnings per share is based upon the weighted average common shares outstanding during each year. Diluted (loss) earnings per share is based on the basic weighted (loss) earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2024 and June 30, 2023, we had outstanding restricted shares of common stock to certain of our employees and directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net (loss) income) and denominator (weighted average number of shares outstanding of basic and diluted) for the three and six months ended June 30, 2024 and June 30, 2023 is as follows (in thousands, except per share data):

	Three months ended June 30, 2024
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(3,478)	78,913	$(0.04)
Effect of restricted stock	—	68
Diluted loss per share	$(3,478)	78,981	$(0.04)

	Three months ended June 30, 2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share	$7,771	78,999	$0.10
Effect of restricted stock	—	82
Diluted earnings per share	$7,771	79,081	$0.10

	Six months ended June 30, 2024
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(18,586)	78,979	$(0.24)
Effect of restricted stock	—	72
Diluted loss per share	$(18,586)	79,051	$(0.24)

	Six months ended June 30, 2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share	$20,383	78,993	$0.26
Effect of restricted stock	—	59
Diluted earnings per share	$20,383	79,052	$0.26

Note 9. Equity

We have a stock repurchase program with 6.0 million shares remaining authorized for repurchase as of June 30, 2024. There were 0.6 million shares repurchased in the open market during the three and six months ended June 30, 2024 while no shares were repurchased in the open market during the three and six months ended June 30, 2023. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, long-term debt balances, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2024 and 2023, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. During the six months ended June 30, 2024 and 2023, our Board of Directors declared dividends totaling $3.2 million and $3.2 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In July 2011, a Special Meeting of Stockholders of Heartland Express, Inc. was held, at which meeting the approval of the Heartland Express, Inc. 2011 Restricted Stock Award Plan (the "2011 Plan") was ratified. The 2011 Plan made available up to 0.9 million shares for the purpose of making restricted stock grants to our eligible officers and employees. The 2011 Plan has no shares that remain available for the purpose of making restricted stock grants at June 30, 2024. In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was approved. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.4 million shares that remain available for the purpose of making restricted stock grants at June 30, 2024.

There were no shares that were granted during the period 2011 to 2021 that remain unvested at June 30, 2024. Shares granted in 2022 through 2024 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages, and benefits, while expense associated with awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income (loss). There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.4 million and $0.7 million respectively, for the three and six months ended June 30, 2024. Compensation expense associated with restricted stock awards was $0.2 million and $0.4 million respectively, for the three and six months ended June 30, 2023. Unrecognized compensation expense was $0.1 million at June 30, 2024 which will be recognized over a weighted average period of 0.2 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	73.8	$14.67
Granted	23.0	11.89
Vested	(34.3)	12.47
Forfeited	—	—
Outstanding (unvested) at end of period	62.5	$14.85

	Three Months Ended June 30, 2023
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	33.1	$16.02
Granted	93.3	14.82
Vested	(31.4)	14.86
Forfeited	—	—
Outstanding (unvested) at end of period	95.0	$15.23

	Six Months Ended June 30, 2024
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	85.8	$14.84
Granted	28.0	11.85
Vested	(51.3)	13.20
Forfeited	—	—
Outstanding (unvested) at end of period	62.5	$14.85

	Six Months Ended June 30, 2023
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	40.1	$16.01
Granted	93.3	14.82
Vested	(38.4)	15.06
Forfeited	—	—
Outstanding (unvested) at end of period	95.0	$15.23

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through June 30, 2024, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at June 30, 2024 and have been in compliance since the inception of the Credit Facilities.

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

We had $215.0 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at June 30, 2024. Outstanding letters of credit associated with the Revolving Facility at June 30, 2024 were $11.7 million. As of June 30, 2024, the Revolving Facility available for future borrowing was $88.3 million. As of June 30, 2024 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 7.0%. Unamortized loan origination fees of $0.7 million at June 30, 2024 are included in long-term debt and finance lease liabilities.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $22.9 million was outstanding at June 30, 2024, (the "Smith Debt"). The Smith Debt has $6.8 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at June 30, 2024, due in monthly installments with final maturities at various dates ranging from

February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $16.1 million are finance lease obligations with a weighted average interest rate of 3.9% at June 30, 2024, due in monthly installments with final maturities at various dates ranging from October 2024 to April 2026 with the weighted average remaining lease term of 1.3 years.

Note 12.  Lease Obligations

During 2023, we sold multiple properties for a combined $25.6 million gain. In separate transactions related to the respective sales, we entered into operating lease agreements, each with a base term of two years. The right-of-use assets associated with terminal leases was $6.5 million as of June 30, 2024.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use equipment operating lease assets have a total balance of $5.0 million as of June 30, 2024. The equipment and property operating leases have a weighted average interest rate of 5.6% at June 30, 2024, due in monthly installments with final maturities at various dates ranging from July 2024 to April 2027 with the weighted average remaining lease term of 1.8 years. The Company has related party operating leases with the founder of Smith Transport, where the Company is both a lessor and lessee of certain real estate properties. These leases represent an insignificant portion of the right-of-use lease assets discussed above. See Note 11. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of June 30, 2024, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2024 (remaining)	$3,903	$5,342
2025	6,391	7,557
2026	1,497	3,840
2027	320	—
2028	—	—
Thereafter	—	—
Total minimum lease payments	$12,111	$16,739
Less: future payment amount for interest	628	669
Present value of minimum lease payments	$11,483	$16,070
Less: current portion	7,018	6,854
Lease obligations, long-term	$4,465	$9,216

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2024 and December 31, 2023. Our effective tax rate was 13.5% and 27.4% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is the result of permanent differences offsetting the tax benefit generated during 2024 on a net loss for the quarter while increasing the tax rate calculated on income in 2023. Our effective tax rate was 20.4% and 27.2% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily the result of permanent differences and items not correlated to income reducing the rate for 2024 calculated on a loss before tax.

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

At June 30, 2024 and December 31, 2023, we had a total of $5.2 million and $5.5 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.1 million and $4.4 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2024 and December 31, 2023. The net change in unrecognized tax benefits was a decrease of $0.3 million during the three months ended June 30, 2024 and June 30, 2023, respectively. The net change in unrecognized tax benefits was a decrease of $0.3 million and a decrease of $0.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.8 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense was nominal for both the three and six month period ended June 30, 2024 and June 30, 2023, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2024
(in thousands)
Balance at December 31, 2023	$5,522
Additions based on tax positions related to current year	36
Reductions due to lapse of applicable statute of limitations	(362)
Balance at June 30, 2024	$5,196

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations, or other unforeseen circumstances. We do not have any outstanding litigation related to income tax matters. At this time, management’s best estimate of the reasonably possible change in the amount of gross unrecognized tax benefits is approximately no change to an increase of $1.0 million during the next twelve months, due to the combination of expiration of certain statute of limitations and estimated additions. The federal statute of limitations remains open for the years 2021 and forward. Tax years 2014 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2024 was $4.5 million. These commitments extend through the remainder of 2024.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings (losses), revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” "ensure," “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future freight demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, including the anticipated impact of our acquisitions of Smith Transport and CFI, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, including the impact of our insurance renewal, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, future capital spending, future depreciation expense, our future repurchases of our shares, future cost reduction and implementation of freight optimization strategies, including at Millis Transfer, CFI, and Smith Transport, our ability to react to and capitalize on changing market conditions, and the expected impact of operational improvements and strategic changes, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Company's 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 10, 2024. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. Freight demand began to soften in the back half of 2022 and continued to degrade throughout all of 2023. Truck capacity has continued to exceed freight demand in the first half of 2024. We expect freight demand to remain challenged at lower demand levels throughout most of 2024 based upon the freight demand experienced in the first half of 2024. We expect the strategic changes that we have implemented during 2023 and into 2024 will improve our operational readiness ahead of future expected freight demand growth, which could happen as soon as late 2024 but more likely 2025. However, supply chain issues for tractors, trailers and related parts, general consumer product output and inventory volatility, consumer demand, the political landscape, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during the second half of 2024.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given a shortage of qualified drivers in the industry and availability of revenue equipment assets. In 2022 we completed two strategic acquisitions to combat these industry challenges. In addition, we continue to evaluate and explore different driving options and offerings for our existing and potential new drivers across our unique mix of driver offerings at Heartland Express, Millis Transfer, Smith Transport, and CFI.

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

The trucking industry has been faced with a qualified driver shortage. During the COVID-19 pandemic, increased freight demand intensified an already challenging qualified driver market. Competition for qualified drivers continued to be challenging into 2024 and is expected to be a challenge going forward due to the decreasing numbers of qualified drivers in our industry. However, driver availability challenges were reduced in 2023 and into 2024, as a result of the declining freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers and from independent contractors to company drivers. Although there has been some increased movement of drivers between companies in our industry, the issue of a decreasing amount of qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training program provides an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include minimum pay protection provisions, future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. As a result of the freight environment during the second half of 2023 and first half of 2024, we have paid more through these programs, resulting in an increase of driver pay per mile and as a percentage of revenue. This has allowed us to maintain driver turnover rates lower than the industry average as a result. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 10% of our driver employees, individually, have achieved 1.0 million safe miles.

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

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. The Department of Energy ("DOE") average diesel fuel prices per gallon for the three months ended June 30, 2024 and 2023 were $3.86 and $3.94 (a 1.9% decrease), respectively. Average DOE prices have been $4.24, $4.26, and $3.96 for the three months ended September 30, 2023, December 31, 2023, and March 31, 2024 respectively. Although the second quarter 2024 average DOE price was the lowest it has been since 2021, we cannot predict that it will remain lower for the reminder of 2024. There are many factors that could impact diesel fuel prices including political, economic and geographic events, cyber attacks, global conflicts, weather events, and other natural disasters. We cannot predict what fuel prices will be for the remainder of 2024, but fuel expense has become the second highest expense behind salaries, wages, and benefits.

We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. Specifically, during the first half of 2024 fuel prices were lower at the same time we were incurring higher empty mile moves with our drivers as a result of slower freight demand. During the first half of 2023, fuel prices were declining and empty mile moves were not as high because of better freight demand and more options for freight moves. Therefore, our net fuel cost per mile (gross fuel expense net of fuel surcharge revenues) was significantly higher in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 although the gross price was higher in 2023 as compared to 2024. We expect to continue to manage and implement fuel initiative strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, bulk fuel purchases, controlling out-of-route miles, controlling empty miles, utilizing idle management programming and battery power and diesel power units to minimize idling, educating drivers to save energy, trailer skirting and rear fairings, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. Given the reduction in demand for freight services throughout the first six months of 2024 the company incurred a higher amount of empty miles. At June 30, 2024, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 6.9 years compared to June 30, 2023 when the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years.

We ended the first six months of 2024 with operating revenues of $545.1 million, including fuel surcharges, net loss of $18.6 million, and basic net loss per share of $0.24 on basic weighted average outstanding shares of 79.0 million compared to operating revenues of $637.1 million, including fuel surcharges, net income of $20.4 million, and basic net income per share of $0.26 on basic weighted average shares of 79.0 million in the first six months of 2023. We posted a 102.6% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2024 compared to 93.9% for the same period of 2023. We posted a 102.5% non-GAAP adjusted operating ratio(1) for the six months ended June 30, 2024 compared to 92.4% for the same period of 2023. We had total assets of $1.4 billion at June 30, 2024. We had a loss on assets of (1.6)% and a loss on equity of (2.8)% over the immediate past four quarters ended June 30, 2024, compared to return on assets of 3.7% and return on equity of 7.0% for the immediate past four quarters ended June 30, 2023.

Our cash flow from operating activities for the six months ended June 30, 2024 of $71.0 million was 13.0% of operating revenues, compared to $97.3 million and 15.3% of operating revenues in the same period of 2023. During 2024, we had net cash used in investing activities of $2.6 million resulting from net property and equipment transactions. Net cash used by property and equipment was primarily the result of a low volume of normal tractor and trailer fleet replacement activity. We had net cash used in financing activities of $72.4 million resulting primarily from debt repayments associated with debt taken on with our 2022 acquisitions along with repurchases of common stock. Our cash, cash equivalents and restricted cash decreased $4.0 million during the six months ended June 30, 2024. We ended the second quarter of 2024 with cash, cash equivalents and restricted cash of $37.1 million. Cash and cash equivalents, excluding restricted cash was $23.9 million at June 30, 2024.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$274,754	$306,169	$545,074	$637,085
Less: Fuel surcharge revenue	36,828	41,501	73,039	91,148
Operating revenue, excluding fuel surcharge revenue	237,926	264,668	472,035	545,937

Operating expenses	274,490	289,939	559,194	597,964
Less: Fuel surcharge revenue	36,828	41,501	73,039	91,148
Less: Amortization of intangibles	1,254	1,310	2,509	2,601
Adjusted operating expenses	236,408	247,128	483,646	504,215

Operating income (loss)	264	16,230	(14,120)	39,121
Adjusted operating income (loss)	$1,518	$17,540	$(11,611)	$41,722

Operating ratio	99.9%	94.7%	102.6%	93.9%
Adjusted operating ratio	99.4%	93.4%	102.5%	92.4%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	40.1%	39.3%	40.9%	38.2%
Rent and purchased transportation	7.9%	9.3%	8.3%	9.7%
Fuel	17.1%	16.3%	17.3%	16.8%
Operations and maintenance	6.1%	5.2%	6.1%	4.9%
Operating taxes and licenses	1.9%	1.8%	1.9%	1.7%
Insurance and claims	4.7%	3.4%	5.1%	3.4%
Communications and utilities	0.8%	0.9%	0.9%	0.9%
Depreciation and amortization	16.8%	15.8%	17.0%	15.2%
Other operating expenses	4.9%	5.3%	5.3%	5.4%
Gain on disposal of property and equipment	(0.4)%	(2.6)%	(0.2)%	(2.3)%
	99.9%	94.7%	102.6%	93.9%
Operating income (loss)	0.1%	5.3%	(2.6)%	6.1%
Interest income	0.1%	0.2%	0.1%	0.2%
Interest expense	(1.7)%	(2.0)%	(1.8)%	(1.9)%
(Loss) income before income taxes	(1.5)%	3.5%	(4.3)%	4.4%
Income taxes	(0.2)%	1.0%	(0.9)%	1.2%
Net (loss) income	(1.3)%	2.5%	(3.4)%	3.2%

Three Months Ended June 30, 2024 Compared With the Three Months Ended June 30, 2023

Our quarterly operating ratio was 99.9% and 99.4% non-GAAP adjusted operating ratio as compared to the prior year 94.7% and 93.4%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net loss was $3.5 million for the three months ended June 30, 2024 compared to net income of $7.8 million during the period ended June 30, 2023. The worsening operating ratio and net income are the result of a combination of an extended and significant period of weak freight demand, driven by excess capacity in the industry, and ongoing operating cost inflation. Further, we have implemented strategic changes which targeted unprofitable customers and lanes of freight that were not acceptable for the long term profitability of our organization. These decisions, while difficult, were made to set a course to ensure that we are prepared to capitalize on stronger freight demand with more efficient operations in the future. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and CFI, focused on improving the consolidated operating ratio.

Operating revenue decreased $31.4 million (10.3%), to $274.8 million for the three months ended June 30, 2024 from $306.2 million for the three months ended June 30, 2023. The decrease in revenue was the result of a weak freight environment leading to a decline in total miles resulting in the decrease in trucking and other revenues of $26.7 million (10.1%) along with a decrease to fuel surcharge revenue of $4.7 million (11.3%) from $41.5 million in 2023 to $36.8 million in 2024. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased due to lower average DOE diesel fuel prices (1.9%), as reported by the DOE, along with a decrease in loaded miles during the three months ended June 30, 2024 compared to June 30, 2023.

Salaries, wages, and benefits decreased $10.2 million (8.5%), to $110.1 million for the three months ended June 30, 2024 from $120.3 million in the 2023 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. Offsetting this decrease was an increase in driver pay for non-productive time associated with, layovers and other factors associated with a slower freight environment. As a result, salaries, wages, and benefits as a percentage of gross revenues is higher in 2024 compared to 2023. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability improved in 2023 and to date in 2024, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Rent and purchased transportation decreased $6.8 million, to $21.7 million for the three months ended June 30, 2024 from $28.5 million for the same period of 2023. The decrease resulted from reduced purchased transportation and lower contractor miles associated with the CFI business integration, along with a reduction of leased equipment. This decrease was partially offset by an increase in property leases due to terminals sold in late 2023 that are now under short term leases.

Fuel decreased $2.9 million (5.7%), to $47.0 million for the three months ended June 30, 2024 from $49.9 million for the same period of 2023. The decrease was primarily due to lower average diesel price per gallon (1.9%) as reported by the DOE along with less miles driven. We expect to see fuel price volatility through the remainder of 2024.

Operations and maintenance expense increased $0.7 million (4.3%), to $16.7 million during the three months ended June 30, 2024 from $16.0 million in the same period of 2023. The net increase is mainly attributable to higher equipment maintenance costs. At June 30, 2024, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 6.9 years compared to June 30, 2023 when the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years. Based upon current agreements for new revenue equipment we anticipate that the average age of our fleet of tractors and trailers will increase by December 31, 2024, although we do not believe the increased age will significantly impact operations and maintenance expense.

Operating taxes and licenses decreased $0.2 million (3.7%), to $5.3 million during the three months ended June 30, 2024 from $5.5 million in the same period of 2023. The decrease resulted from a reduction of operating units as a result of the soft freight environment.

Insurance and claims expense was $13.0 million during the three months ended June 30, 2024 compared to $10.4 million in 2023. The increase is due to unfavorable claim severity and frequency. In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim, subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million, based on the insured party, accident date, and circumstances of the loss event. In April 2024, an additional corridor was added, where we retain liability of $5.0 million for any one accident or combination of accidents that exceed $10.0 million. Liabilities in excess of the $3.0 million deductible, the $3.5 million corridor, and the $5.0 million corridor are covered by insurance up to $80.0 million. We retain any liability in excess of $80.0 million. Furthermore, under the April 2023 renewal, our premiums are subject to upward or downward adjustments based on claims experience in the $3.0 million to $10.0 million policy during the three year program. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims. We believe these insurance program features better meet the needs of our consolidated risk profile.

Communications and utilities decreased $0.4 million (15.3%), to $2.3 million during the three months ended June 30, 2024 from $2.7 million in the same period of 2023. The decrease resulted from the consolidation of terminal locations in overlapping markets.

Depreciation and amortization decreased $2.2 million (4.5%), to $46.1 million during the three months ended June 30, 2024 from $48.3 million in the same period of 2023 as a result of ongoing fleet replacement strategies. We expect depreciation expense in 2024 to be approximately $170 million to $175 million.

Other operating expenses decreased $3.0 million, to $13.4 million during the three months ended June 30, 2024 from $16.4 million in the same period of 2023. The decrease resulted from a reduction of costs associated directly with freight, and a decrease in freight demand, as well as general corporate expense initiatives.

Gains on the disposal of property and equipment decreased $6.9 million, to a gain on disposal of $1.1 million during the three months ended June 30, 2024 compared to an $8.0 million gain on disposal in the same period of 2023. The decrease is primarily due to a significant decrease of equipment sales volume. We do not expect gains on disposition of equipment to be significant during the calendar year of 2024.

Interest expense decreased $1.5 million, to $4.6 million during the three months ended June 30, 2024 from $6.1 million in the same period of 2023. The decrease was mainly due to debt repayments and a corresponding decrease to average outstanding debt balances partially offset by higher average interest rates. The interest expense is made up of $4.3 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.2 million is the result of debt and financing leases assumed through the Smith Transport acquisition. We expect further reductions to interest expense as we pay down the debt.

Our effective tax rate was 13.5% and 27.4% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is the result of permanent differences offsetting the tax benefit generated during 2024 on a net loss for the quarter while increasing the tax rate calculated on income in 2023.

Six Months Ended June 30, 2024 Compared With the Six Months Ended June 30, 2023

Our operating ratio was 102.6% and 102.5% non-GAAP adjusted operating ratio as compared to the prior year 93.9% and 92.4%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net loss was $18.6 million for the six months ended June 30, 2024 compared to net income of $20.4 million during the period ended June 30, 2023. The worsening operating ratio and net income are the result of a combination of an extended and significant period of weak freight demand, driven by excess capacity in the industry, unfavorable weather early in the year, and ongoing operating cost inflation. Further, we have implemented strategic changes which targeted unprofitable customers and lanes of freight that were not acceptable for the long term profitability of our organization. These decisions, while difficult, were made to set a course to ensure that we are prepared to capitalize on stronger freight demand with more efficient operations in the future. Consistent with past acquisitions, we continue to implement cost reduction and freight optimization strategies at Millis Transfer, Smith Transport, and CFI, focused on improving the consolidated operating ratio.

Operating revenue decreased $92.0 million (14.4%), to $545.1 million for the six months ended June 30, 2024 from $637.1 million for the six months ended June 30, 2023. The decrease in revenue was the result of a weak freight environment leading to a decline in total miles resulting in the decrease in trucking and other revenues of $73.9 million (13.5%) along with a decrease to fuel surcharge revenue of $18.1 million (19.9%) from $91.1 million in 2023 to $73.0 million in 2024. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased due to lower average DOE diesel fuel prices (6.3%), as reported by the DOE, along with a decrease in loaded miles during the six months ended June 30, 2024 compared to June 30, 2023.

Salaries, wages, and benefits decreased $20.8 million (8.5%), to $222.8 million for the six months ended June 30, 2024 from $243.6 million in the 2023 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. Offsetting this decrease was an increase in driver pay for non-productive time associated with weather shut downs, layovers, and other factors associated with a slower freight environment. As a result, salaries, wages, and benefits as a percentage of gross revenues was higher in 2024 compared to 2023. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future. However, driver availability improved in 2023 and to date in 2024, as a result of the changing freight and economic environments and we believe certain drivers have moved from smaller less financially stable carriers to more financially stable carriers.

Rent and purchased transportation decreased $16.0 million, to $45.6 million for the six months ended June 30, 2024 from $61.6 million for the same period of 2023. The decrease resulted from reduced purchased transportation and lower contractor miles associated with the CFI business integration, along with a reduction of leased equipment. This decrease was partially offset by an increase in property leases due to terminals sold in late 2023 that are now under short term leases.

Fuel decreased $13.1 million 12.2%, to $94.3 million for the six months ended June 30, 2024 from $107.4 million for the same period of 2023. The decrease was primarily due to lower average diesel price per gallon (6.3%) as reported by the DOE along with less miles driven. We expect to see fuel price volatility through the remainder of 2024.

Operations and maintenance expense increased $1.9 million (6.2%), to $33.0 million during the six months ended June 30, 2024 from $31.1 million in the same period of 2023. The net increase is mainly attributable to higher equipment maintenance costs. At June 30, 2024, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 6.9 years compared to June 30, 2023 when the Company’s tractor fleet had an average age of 2.1 years and the Company's trailer fleet had an average age of 6.1 years. Based upon current agreements for new revenue equipment we anticipate that the average age of our fleet of tractors and trailers will increase by December 31, 2024, although we do not believe the increased age will significantly impact operations and maintenance expense.

Operating taxes and licenses decreased $0.4 million (3.9%), to $10.6 million during the six months ended June 30, 2024 from $11.0 million in the same period of 2023. The decrease resulted from a reduction of operating units as a result of the soft freight environment.

Insurance and claims expense was $27.6 million during the six months ended June 30, 2024 compared to $21.4 million in 2023. The increase is due to unfavorable claim severity and frequency. The elevated retention limit and the premium adjustment feature under our primary auto liability insurance program described above could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims.

Communications and utilities decreased $0.9 million (15.3%), to $4.7 million during the six months ended June 30, 2024 from $5.6 million in the same period of 2023. The decrease resulted from the consolidation of terminal locations in overlapping markets.

Depreciation and amortization decreased $4.2 million (4.3%), to $92.6 million during the six months ended June 30, 2024 from $96.8 million in the same period of 2023 as a result of ongoing fleet replacement strategies. We expect depreciation expense in 2024 to be approximately $170 million to $175 million.

Other operating expenses decreased $5.2 million, to $29.1 million during the six months ended June 30, 2024 from $34.3 million in the same period of 2023. The decrease resulted from a reduction of costs associated directly with freight, and a decrease in freight demand, as well as general corporate expense initiatives.

Gains on the disposal of property and equipment decreased $13.8 million, to a gain on disposal of $1.0 million during the six months ended June 30, 2024 compared to a $14.8 million gain on disposal in the same period of 2023. The decrease was primarily due to a significant decrease of equipment sales volume. We do not expect gains on disposition of equipment to be significant during the calendar year of 2024.

Interest expense decreased $2.3 million, to $9.9 million during the six months ended June 30, 2024 from $12.2 million in the same period of 2023. The decrease was mainly due to debt repayments and a corresponding decrease to average outstanding debt balances partially offset by higher average interest rates. The interest expense is made up of $9.4 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.5 million is the result of debt and financing leases assumed through the Smith Transport acquisition. We expect further reductions to interest expense as we pay down the debt.

Our effective tax rate was 20.4% and 27.2% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily the result of permanent differences and items not correlated to income reducing the rate for 2024 calculated on a loss before tax.

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

The full amount of the Term Facility was made in a single draw on August 31, 2022 and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through June 30, 2024, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at June 30, 2024 and have been in compliance since the inception of the Credit Facilities.

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

We had $215.0 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at June 30, 2024. Outstanding letters of credit associated with the Revolving Facility at June 30, 2024 were $11.7 million. As of June 30, 2024, the Revolving Facility available for future borrowing was $88.3 million. As of June 30, 2024 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 7.0%. Unamortized loan origination fees of $0.7 million at June 30, 2024 are included in long-term debt and finance lease liabilities.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $22.9 million was outstanding at June 30, 2024, (the "Smith Debt"). The Smith Debt has $6.8 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at June 30, 2024, due in monthly installments with final maturities at various dates ranging from February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $16.1 million are finance lease obligations with a weighted average interest rate of 3.9% at June 30, 2024, due in monthly installments with final maturities at various dates ranging from October 2024 to April 2026 with the weighted average remaining lease term of 1.3 years.

At June 30, 2024, we had $23.9 million in cash and cash equivalents, $221.1 million in net outstanding debt, $16.1 million in finance lease liabilities, $11.5 million in operating lease obligations, and $88.3 million available borrowing capacity on the Revolving Facility.

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2024 was $4.5 million. These commitments extend through the remainder of 2024. We anticipate continued disposition of older tractors and trailers in the Smith Transport and CFI fleets throughout 2024 and beyond. During the calendar year of 2024, we currently expect net capital expenditures, including terminal projects, of approximately $15 to $20 million and do not expect gains on disposition of equipment to be significant during the calendar year of 2024.

Cash flow provided by operating activities during the six months ended June 30, 2024 was $71.0 million as compared to $97.3 million during the same period of 2023. This decrease was due to a $31.4 million reduction in net income net of non-working capital items and partially offset by an increase of $5.1 million more cash provided by working capital items. Cash flows provided by operating activities was 13.0% of operating revenues for the six months ended June 30, 2024 compared with 15.3% for the same period of 2023.

Cash used in investing activities was $2.6 million during the six months ended June 30, 2024 compared to cash used in investing activities of $33.8 million during the comparative 2023 period. The decrease in cash used by investing activities is primarily due to the $31.5 million decrease in net property and equipment cash used.

Cash used in financing activities increased $5.9 million during the six months ended June 30, 2024 compared to the same period of 2023 due mainly to $7.3 million more cash used for repurchases of common stock partially offset by a decrease of $1.4 million of repayments of finance leases and debt during the six months ended June 30, 2024. During the six months ended June 30, 2024 we repurchased 0.6 million shares compared to no shares repurchased during the same period of 2023.

We have a stock repurchase program with 6.0 million shares remaining authorized for repurchase under the program as of June 30, 2024 and the program has no expiration date. There were 0.6 million shares repurchased in the open market during the six months ended June 30, 2024 while no shares were repurchased during the six months ended June 30, 2023. Shares repurchased are accounted for as treasury stock. We expect to evaluate the potential of share repurchases in addition to paying down the debt. The specific timing and amount of future repurchases will be determined by market conditions, cash flow requirements, securities law limitations, and other factors. We continue to remain flexible to ensure the best deployment of our capital given market conditions and the needs of the Company.

We had net payments of $5.9 million and 25.7 million for income taxes, net of refunds, for the six months ended June 30, 2024 and 2023. The reduction in taxes paid during the six months ended June 30, 2024 is due to a prior year credit along with reduced taxable income in the current year.

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

Interest Rate Risk

We had $221.1 million net debt outstanding and $16.1 million in finance lease liabilities at June 30, 2024. Of the total $237.2 million net debt and finance lease liabilities outstanding, $215.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the SOFR rate plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive a decrease to our income before income taxes by approximately $2.2 million annually based on the current amount of debt outstanding that is subject to variable interest rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company of its common stock during the quarter ended June 30, 2024.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				6,645,388
April 1, 2024 - April 30, 2024	—	$—	—	6,645,388
May 1, 2024 - May 31, 2024	—	—	—	6,645,388
June 1, 2024 - June 30, 2024	625,238	11.65	625,238	6,020,150
Total	625,238		625,238
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2024 no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

HEARTLAND EXPRESS, INC.

Date:	August 8, 2024	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)