Form 10-Q
period 2025-03-31
HEARTLAND EXPRESS INC
filed 2025-05-12
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2025 there were 78,553,566 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	March 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$23,873	$12,812
Trade receivables, net of $2.1 and $2.2 million allowance in 2025 and 2024, respectively	94,991	91,620
Prepaid tires	10,245	10,428
Other current assets	11,309	12,554
Income tax receivable	—	2,034
Total current assets	140,418	129,448
PROPERTY AND EQUIPMENT
Land and land improvements	120,375	120,392
Buildings	150,582	150,583
Furniture and fixtures	6,817	6,818
Shop and service equipment	21,016	21,127
Revenue equipment	984,090	975,872
Construction in progress	16,259	9,188
Property and equipment, gross	1,299,139	1,283,980
Less accumulated depreciation	532,377	519,573
Property and equipment, net	766,762	764,407
GOODWILL	322,597	322,597
OTHER INTANGIBLES, NET	92,266	93,520
OTHER ASSETS	15,540	15,408
DEFERRED INCOME TAXES, NET	950	946
OPERATING LEASE RIGHT OF USE ASSETS	6,178	7,866
	$1,344,711	$1,334,192
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$62,403	$35,370
Compensation and benefits	27,626	27,003
Insurance accruals	24,510	23,518
Long-term debt and finance lease liabilities - current portion	10,739	9,041
Operating lease liabilities - current portion	4,893	6,115
Other accruals	23,062	18,512
Income taxes payable	2,268	—
Total current liabilities	155,501	119,559
LONG-TERM LIABILITIES
Income taxes payable	6,248	6,226
Long-term debt and finance lease liabilities less current portion	188,842	191,707
Operating lease liabilities less current portion	1,285	1,751
Deferred income taxes, net	150,380	158,374
Accident and work comp accruals less current portion	34,730	33,976
Total long-term liabilities	381,485	392,034
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2025 and 2024; outstanding 78,542 and 78,519 in 2025 and 2024, respectively	907	907
Additional paid-in capital	3,306	3,175
Retained earnings	1,008,636	1,024,081
Treasury stock, at cost; 12,147 and 12,170 shares in 2025 and 2024, respectively	(205,124)	(205,564)
	807,725	822,599
	$1,344,711	$1,334,192
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31,
	2025	2024

OPERATING REVENUE	$219,420	$270,320

OPERATING EXPENSES
Salaries, wages, and benefits	93,237	112,697
Rent and purchased transportation	14,274	23,863
Fuel	37,918	47,321
Operations and maintenance	17,279	16,264
Operating taxes and licenses	4,741	5,315
Insurance and claims	11,922	14,584
Communications and utilities	2,266	2,440
Depreciation and amortization	41,628	46,504
Other operating expenses	12,837	15,626
(Gain) loss on disposal of property and equipment	(1,784)	89
	234,318	284,703

Operating loss	(14,898)	(14,383)

Interest income	129	366
Interest expense	(3,105)	(5,302)

Loss before income taxes	(17,874)	(19,319)

Federal and state income tax benefit	(4,001)	(4,211)

Net loss	$(13,873)	$(15,108)
Other comprehensive income, net of tax	—	—
Comprehensive loss	$(13,873)	$(15,108)

Net loss per share
Basic	$(0.18)	$(0.19)
Diluted	$(0.18)	$(0.19)

Weighted average shares outstanding
Basic	78,540	79,044
Diluted	78,610	79,122

Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2024	$907	$3,175	$1,024,081	$(205,564)	$822,599
Net loss	—	—	(13,873)	—	(13,873)
Dividends on common stock, $0.02 per share	—	—	(1,572)	—	(1,572)
Stock-based compensation, net of tax	—	131	—	440	571
Balance, March 31, 2025	$907	$3,306	$1,008,636	$(205,124)	$807,725

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2023	$907	$4,527	$1,060,094	$(200,268)	$865,260
Net loss	—	—	(15,108)	—	(15,108)
Dividends on common stock, $0.02 per share	—	—	(1,582)	—	(1,582)
Stock-based compensation, net of tax	—	(9)	—	229	220
Balance, March 31, 2024	$907	$4,518	$1,043,404	$(200,039)	$848,790

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(13,873)	$(15,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,628	46,504
Deferred income taxes	(7,998)	(9,178)
Stock-based compensation expense	667	283
Debt-related amortization	175	263
(Gain) loss on disposal of property and equipment	(1,784)	89
Changes in certain working capital items:
Trade receivables	(3,371)	(5,192)
Prepaid expenses and other current assets	1,291	2,586
Accounts payable, accrued liabilities, and accrued expenses	4,784	5,732
Accrued income taxes	4,324	4,997
Net cash provided by operating activities	25,843	30,976
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	11,905	6,649
Purchases of property and equipment	(23,558)	(4,697)
Change in other assets	154	—
Net cash provided by (used in) investing activities	(11,499)	1,952
FINANCING ACTIVITIES
Payment of cash dividends	(1,570)	—
Shares withheld for employee taxes related to stock-based compensation	(96)	(63)
Repayments of finance leases and debt	(1,342)	(36,660)
Net cash used in financing activities	(3,008)	(36,723)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,336	(3,795)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	26,284	41,188
End of period	$37,620	$37,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$3,169	$5,289
Cash paid during the period for income taxes, net of refunds	$(328)	$(77)
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$32,444	$4,812
Common stock dividends declared in accounts payable	$1,572	$1,582
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,873	$23,823
Restricted cash included in other current assets	269	323
Restricted cash included in other assets	13,478	13,247
Total cash, cash equivalents and restricted cash	$37,620	$37,393
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on February 18, 2025. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three months ended March 31, 2025.

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

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three months ended March 31, 2025.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is under 400 loaded miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.7 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2025 and December 31, 2024, respectively.

Total revenues recorded were $219.4 million and $270.3 million for the three months ended March 31, 2025 and 2024, respectively. Fuel surcharge revenues were $26.3 million and $36.2 million for the three months ended March 31, 2025 and 2024, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income (loss) collectively represented $15.8 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At March 31, 2025, restricted and designated cash and investments totaled $13.8 million, of which $0.3 million was included in other current assets and $13.5 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $13.5 million at December 31, 2024, of which $0.3 million was included in other current assets and $13.2 million was included in other non-current assets in the consolidated balance sheet. The restricted funds represent deposits required by state agencies for self-insurance purposes and designated funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excludes assets acquired through an acquisition) using the declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. For equipment acquired through acquisitions the salvage values on used equipment is determined based upon factors including the age of the equipment, estimated market value, and expected period of usage. At March 31, 2025, there were no receivables related to equipment sales recorded in other current assets compared to $0.9 million at December 31, 2024.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the three months ended March 31, 2025. The $92.3 million of other intangibles, net recorded in the consolidated balance sheet at March 31, 2025 includes $31.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $60.7 million finite lived intangible assets, net. Amortization expense of $1.3 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Intangible assets subject to amortization consisted of the following at March 31, 2025:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$18,032	$57,804
Trade name	0.5-10	12,900	10,777	2,123
Covenants not to compete	1-10	5,839	5,115	724
		$94,575	$33,924	$60,651

The carrying amount of goodwill was $322.6 million at March 31, 2025 and December 31, 2024.

Note 8. (Loss) Earnings per Share

Basic (loss) earnings per share is based upon the weighted average common shares outstanding during each year. Diluted (loss) earnings per share is based on the basic weighted (loss) earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2025 and March 31, 2024, we had outstanding restricted shares of common stock to certain of our employees and directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net (loss) income) and denominator (weighted average number of shares outstanding of basic and diluted) for the three months ended March 31, 2025 and March 31, 2024 is as follows (in thousands, except per share data):

	Three months ended March 31, 2025
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(13,873)	78,540	$(0.18)
Effect of restricted stock	—	70
Diluted loss per share	$(13,873)	78,610	$(0.18)

	Three months ended March 31, 2024
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(15,108)	79,044	$(0.19)
Effect of restricted stock	—	78
Diluted loss per share	$(15,108)	79,122	$(0.19)

Note 9. Equity

We have a stock repurchase program with 6.0 million shares remaining authorized for repurchase as of March 31, 2025. During the three months ended March 31, 2025 and 2024, there were no shares repurchased in the open market. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, long-term debt balances, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended March 31, 2025 and 2024, our Board of Directors declared dividends totaling $1.6 million and $1.6 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "Restricted Stock Plan") was approved. The Restricted Stock Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The Restricted Stock Plan has 0.3 million shares that remain available for the purpose of making restricted stock grants at March 31, 2025.

Shares granted in 2023 through 2025 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages, and benefits, while expense associated with awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income (loss). There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.7 million and $0.3 million respectively, for the three months ended March 31, 2025 and 2024. Unrecognized compensation expense was $0.5 million at March 31, 2025 which will be recognized over a weighted average period of 1.4 years.

The following tables summarize our restricted stock award activity for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	9.5	$15.08
Granted	89.5	10.95
Vested	(29.6)	11.29
Forfeited	(2.3)	10.96
Outstanding (unvested) at end of period	67.1	$11.39

	Three Months Ended March 31, 2024
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	85.8	$14.84
Granted	5.0	11.65
Vested	(17.0)	14.67
Forfeited	—	—
Outstanding (unvested) at end of period	73.8	$14.67

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through March 31, 2025, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at March 31, 2025 and have been in compliance since the inception of the Credit Facilities.

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

We had $184.0 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at March 31, 2025. Outstanding letters of credit associated with the Revolving Facility at March 31, 2025 were $11.7 million. As of March 31, 2025, the Revolving Facility available for future borrowing was $88.3 million. As of March 31, 2025 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.0%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $15.6 million was outstanding at March 31, 2025, (the "Smith Debt"). The Smith Debt has $5.5 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at March 31, 2025, due in monthly installments with final maturities at various dates ranging from February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $10.1 million are finance lease obligations with a weighted average interest rate of 4.0% at March 31, 2025, due in monthly installments with final maturities at various dates ranging from October 2024 to April 2026 with the weighted average remaining lease term of 0.7 years.

Note 12.  Lease Obligations

During 2023, we sold multiple properties for a combined $25.6 million gain. In separate transactions related to the respective sales, we entered into operating lease agreements, each with a base term of two years. The right-of-use assets associated with terminal leases was $3.9 million as of March 31, 2025.

Smith Transport has revenue equipment operating lease right-of-use assets from leases entered into before the May 31, 2022 acquisition. These right-of-use equipment operating lease assets have a total balance of $2.3 million as of March 31, 2025. The equipment and property operating leases have a weighted average interest rate of 5.2% at March 31, 2025, due in monthly installments with final maturities at various dates ranging from August 2025 to April 2027 with the weighted average remaining lease term of 1.2 years. See Note 11. Long-Term Debt for additional details on the finance leases.

Our future minimum lease payments as of March 31, 2025, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2025 (remaining)	$4,582	$6,560
2026	1,497	3,840
2027	320	—
2028	—	—
2029	—	—
Thereafter	—	—
Total minimum lease payments	$6,399	$10,400
Less: future payment amount for interest	221	282
Present value of minimum lease payments	$6,178	$10,118
Less: current portion	4,893	8,888
Lease obligations, long-term	$1,285	$1,230

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at March 31, 2025 and December 31, 2024. Our effective tax rate was 22.4% and 21.8% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate is the result of less permanent differences offsetting the tax benefit generated during 2025 relative to 2024.

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

At March 31, 2025 and December 31, 2024, we had a total of $5.2 million and $5.2 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $4.1 million and $4.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of March 31, 2025 and December 31, 2024. The net change in unrecognized tax benefits was no change and a decrease of $0.1 million during the three months ended March 31, 2025 and March 31, 2024, respectively. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.1 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense was nominal for the three month period ended March 31, 2025 and March 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2025
(in thousands)
Balance at December 31, 2024	$5,197
Reductions due to lapse of applicable statute of limitations	(42)
Balance at March 31, 2025	$5,155

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2025 was $38.8 million. These commitments extend through the remainder of 2025.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings (losses), revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” "ensure," “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future freight demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future customer relationships, future growth and acquisitions, including the anticipated impact of our acquisitions of Smith Transport and CFI, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, including the impact of our insurance renewal, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, future capital spending, future depreciation expense, our future repurchases of our shares, future cost reduction and implementation of freight optimization strategies, including at Millis Transfer, CFI, and Smith Transport, our ability to react to and capitalize on changing market conditions, and the expected impact of operational improvements and strategic changes, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in this Form 10-Q and the Company's 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 18, 2025. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. In early 2022, freight demand was initially strong, but demand began to soften in the back half of 2022 and continued to degrade throughout all of 2023 and was weak during 2024. We have begun to see encouraging signs pointing to the early stages of a potential freight market recovery. We expect freight demand to remain challenged in at least the first half of 2025 based upon the freight demand experienced to date in 2025. There are certain potential uncertainties related to tariff policies that could delay the freight market recovery. We are strategically shrinking the fleet in order to right size to freight demand along with evaluating all cost measures for opportunities for efficiency. We believe that cost improvements and transportation system changes, which are already underway or planned for each of these brands, will provide a better cost structure and operating visibility to deliver a path toward operating profitability for our consolidated operations over the next twelve months. However, general consumer product output and inventory volatility, consumer demand, the political landscape, potential tariffs, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding freight demand during 2025.

We continue to focus on providing quality service to targeted customers with a high density of freight in our regional operating areas. Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given an ongoing shortage of qualified drivers in the industry that meet our hiring standards. We have completed two recent strategic acquisitions to assist with the industry challenges, although we have been further challenged by the weak freight environment and the resulting shortage of profitable freight within the last two years. The profitable freight shortage we anticipate to be a near term challenge whereas we expect the shortage of qualified drivers to be ongoing. In response, we continue to evaluate and explore different driving options and offerings for our existing and potential new drivers across our unique mix of driver and equipment offerings at Heartland Express, Millis Transfer, Smith Transport, and CFI.

In addition to past organic growth through the development of our regional operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, and pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We are highly selective about acquisitions, with our main criteria being (i) safe operations, (ii) high quality professional truck drivers, (iii) fleet profile that is compatible with our philosophy or can be replaced economically, and (iv) freight profile that will allow a path to a low to mid 80s operating ratio upon full integration, application of our cost structure, and freight optimization, including exiting certain business that fails to meet our operating profile. We have historically been a debt free organization although with the acquisition of CFI we now have debt, although we significantly lowered our debt balance since the acquisition. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

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

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. The Department of Energy ("DOE") average diesel fuel prices per gallon for the three months ended March 31, 2025 and 2024 were $3.63 and $3.96 (a 8.4% decrease), respectively. Average DOE prices were $3.86, $3.69 and $3.53 for the three months ended June 30, 2024, September 30, 2024, and December 31, 2024 respectively. There are many factors that could impact diesel fuel prices including political, economic and geographic events, cyber attacks, potential tariffs, global conflicts, weather events, and other natural disasters. We cannot predict what fuel prices will be for the remainder of 2025, but year-to-date fuel expense is the third highest expense behind salaries, wages, and benefits as well as deprecation and amortization.

We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel strategies that we believe will effectively manage fuel costs. These strategies include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At March 31, 2025, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 7.4 years compared to March 31, 2024 when the Company’s tractor fleet had an average age of 2.4 years and the Company's trailer fleet had an average age of 6.7 years.

We ended the first three months of 2025 with operating revenues of $219.4 million, including fuel surcharges, net loss of $13.9 million, and basic net loss per share of $0.18 on basic weighted average outstanding shares of 78.5 million compared to operating revenues of $270.3 million, including fuel surcharges, net loss of $15.1 million, and basic net loss per share of $0.19 on basic weighted average shares of 79.0 million in the first three months of 2024. We posted a 106.8% operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2025 compared to 105.3% for the same period of 2024. We posted a 107.1% non-GAAP adjusted operating ratio(1) for the three months ended March 31, 2025 compared to 105.6% for the same period of 2024. We had total assets of $1.3 billion at March 31, 2025. We had a loss on assets of 2.1% and a loss on equity of 3.5% over the immediate past four quarters ended March 31, 2025, compared to a loss on assets of 0.8% and a loss on equity of 1.5% for the immediate past four quarters ended March 31, 2024.

Our cash flow from operating activities for the three months ended March 31, 2025 of $25.8 million was 11.8% of operating revenues, compared to $31.0 million and 11.5% of operating revenues in the same period of 2024. During 2025, we had net cash used in investing activities of $11.5 million resulting from net property and equipment transactions. We had net cash used in financing activities of $3.0 million resulting primarily from debt repayments associated with debt taken on with our 2022 acquisitions along with dividend payments. Our cash, cash equivalents and restricted cash increased $11.3 million during the three months ended March 31, 2025. We ended the first quarter of 2025 with cash, cash equivalents and restricted cash of $37.6 million. Cash and cash equivalents, excluding restricted cash was $23.9 million at March 31, 2025.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating income, and adjusted operating ratio reconciliation (a)

	Three Months Ended March 31,
	2025	2024
	(Unaudited, in thousands)

Operating revenue	$219,420	$270,320
Less: Fuel surcharge revenue	26,321	36,212
Operating revenue, excluding fuel surcharge revenue	193,099	234,108

Operating expenses	234,318	284,703
Less: Fuel surcharge revenue	26,321	36,212
Less: Amortization of intangibles	1,254	1,254
Adjusted operating expenses	206,743	247,237

Operating (loss) income	(14,898)	(14,383)
Adjusted operating (loss) income	$(13,644)	$(13,129)

Operating ratio	106.8%	105.3%
Adjusted operating ratio	107.1%	105.6%

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

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	42.5%	41.7%
Rent and purchased transportation	6.5%	8.8%
Fuel	17.3%	17.5%
Operations and maintenance	7.9%	6.0%
Operating taxes and licenses	2.2%	2.0%
Insurance and claims	5.4%	5.4%
Communications and utilities	1.0%	0.9%
Depreciation and amortization	19.0%	17.2%
Other operating expenses	5.8%	5.8%
Gain on disposal of property and equipment	(0.8)%	—%
	106.8%	105.3%
Operating loss	(6.8)%	(5.3)%
Interest income	0.1%	0.1%
Interest expense	(1.4)%	(1.9)%
Loss before income taxes	(8.1)%	(7.1)%
Income tax benefit	(1.8)%	(1.5)%
Net loss	(6.3)%	(5.6)%

Three Months Ended March 31, 2025 Compared With the Three Months Ended March 31, 2024

Our quarterly operating ratio was 106.8% and 107.1% non-GAAP adjusted operating ratio as compared to the prior year 105.3% and 105.6%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net loss was $13.9 million for the three months ended March 31, 2025 compared to net loss of $15.1 million during the period ended March 31, 2024. Our consolidated operating results for the three months ended March 31, 2025, reflect a combination of adverse weather experienced in January and February, tariff uncertainties amongst our customers in March, along with prolonged industry-wide challenges where operating cost inflation continued to outpace customer freight demand and freight rate improvements. Internally, our four operating brands have delivered current financial results based on their respective time within our legacy operating model - Heartland Express, Millis Transfer, Smith Transport, and CFI, respectively. Our Heartland Express brand was profitable during the three months ended March 31, 2025, but did not reflect the operating ratio and financial results that we have expected and delivered in past periods. However, we believe Heartland Express has continued to operate in line with the best full truckload carriers in our industry. The other three operating brands experienced under-utilized assets, operating cost growth, and driver retention challenges that hindered operational performance, resulting in a lack of profitability during the first quarter of 2025.

Operating revenue decreased $50.9 million (18.8%), to $219.4 million for the three months ended March 31, 2025 from $270.3 million for the three months ended March 31, 2024. The decrease in revenue was the result of less drivers and a weak freight environment. Significant winter weather disruptions in the Mid-South and South also led to a decline in total miles resulting in the decrease in trucking and other revenues of $41.0 million (17.5%) along with a decrease to fuel surcharge revenue of $9.9 million (27.3%) from $36.2 million in 2024 to $26.3 million in 2025. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available drivers providing capacity to us. Due to continued over capacity in the market compared to freight demand, our truck assets continue to be under utilized. Our operating revenues are reviewed regularly by our CODM on a combined basis across the U.S. due to the similar nature of our services offerings and related similar base pricing structure. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as an additional resource of performance review.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues decreased due to lower average DOE diesel fuel prices (8.4%), as reported by the DOE, along with a decrease in loaded miles during the three months ended March 31, 2025 compared to March 31, 2024.

Salaries, wages, and benefits decreased $19.5 million (17.3%), to $93.2 million for the three months ended March 31, 2025 from $112.7 million in the 2024 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. Offsetting this decrease was an increase in driver pay for non-productive time associated with layovers and other factors associated with a slower freight environment. As a result, salaries, wages, and benefits as a percentage of gross revenues is higher in 2025 compared to 2024. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Rent and purchased transportation decreased $9.6 million, to $14.3 million for the three months ended March 31, 2025 from $23.9 million for the same period of 2024. The decrease resulted from reduced purchased transportation and lower contractor miles associated with the CFI business integration, along with a reduction of leased equipment.

Fuel decreased $9.4 million (19.9%), to $37.9 million for the three months ended March 31, 2025 from $47.3 million for the same period of 2024. The decrease was primarily due to lower average diesel price per gallon (8.4%) as reported by the DOE along with less miles driven. We expect to see fuel price volatility through the remainder of 2025.

Operations and maintenance expense increased $1.0 million (6.2%), to $17.3 million during the three months ended March 31, 2025 from $16.3 million in the same period of 2024. The net increase is mainly attributable to higher equipment maintenance costs on a per unit basis. At March 31, 2025, the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 7.4 years compared to March 31, 2024 when the Company’s tractor fleet had an average age of 2.4 years and the Company's trailer fleet had an average age of 6.7 years. Based upon current agreements for new revenue equipment we anticipate that the average age of our fleet of tractors will be flat to a slight increase while the average age of our fleet of trailers will decrease by December 31, 2025. The operating and maintenance expense during 2025 will be impacted by the volume of fleet modernization as newer equipment operating under warranty results in less realized maintenance costs.

Operating taxes and licenses decreased $0.6 million (10.8%), to $4.7 million during the three months ended March 31, 2025 from $5.3 million in the same period of 2024. The decrease resulted from a reduction of operating units as a result of the soft freight environment.

Insurance and claims expense was $11.9 million during the three months ended March 31, 2025 compared to $14.6 million in 2024. The decrease is due to favorable claim severity and frequency. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim, subject to a $3.5 million corridor for the first accident or series of accidents that exceed $3.0 million, based on the insured party, accident date, and circumstances of the loss event. In April 2025, the $5.0 million in excess of $10.0 million layer and the $5.0 million in excess of $15.0 million layer became part of a three year structured program, each with a $5.0 million per occurrence and a $10.0 million aggregate limit per policy year. For the duration of the three year structured program, the $5.0 million in excess of $10.0 million layer has a $15.0 million aggregate limit and the $5.0 million in excess of $15.0 million layer has a $10.0 million aggregate limit. Also, in April 2025, an additional corridor was added, where we retain liability of $5.0 million for the first accident or series of accidents that exceed $20.0 million. Additionally, in April 2025, our aggregate excess liability coverage was reduced from $80.0 million to $75.0 million, subject to the foregoing limits and corridors. We retain any liability in excess of $75.0 million. Furthermore, our premiums for certain layers are subject to upward or downward adjustments based on claims experience. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims, which is exacerbated given significantly increased judgements and settlements of over-the-road accident claims. We believe these insurance program features better meet the needs of our consolidated risk profile.

Depreciation and amortization decreased $4.9 million (10.5%), to $41.6 million during the three months ended March 31, 2025 from $46.5 million in the same period of 2024 as a result of ongoing fleet replacement strategies. We expect depreciation expense in 2025 to be approximately $155 million to $165 million, as we strategically shrink our fleet in order to right size to freight demand.

Other operating expenses decreased $2.8 million, to $12.8 million during the three months ended March 31, 2025 from $15.6 million in the same period of 2024. The decrease resulted from a reduction of costs associated directly with freight, and a decrease in freight demand, as well as general corporate expense initiatives.

Gains on the disposal of property and equipment increased $1.9 million, to a gain on disposal of $1.8 million during the three months ended March 31, 2025 compared to an $0.1 million loss on disposal in the same period of 2024. The increase is primarily due to an increase of equipment sales volume, as we strategically shrink our fleet in order to right size to freight demand. During the calendar year of 2025, we currently expect $10 to $15 million of gains on disposal of property and equipment.

Interest expense decreased $2.2 million, to $3.1 million during the three months ended March 31, 2025 from $5.3 million in the same period of 2024. The decrease was mainly due to debt repayments and a corresponding decrease to average outstanding debt balances. The interest expense is made up of $2.9 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.2 million is the result of debt and financing leases assumed through the Smith Transport acquisition. We expect further reductions to interest expense as we continue to pay down the debt.

Our effective tax rate was 22.4% and 21.8% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate is the result of less permanent differences offsetting the tax benefit generated during 2025 relative to 2024.

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through March 31, 2025, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at March 31, 2025 and have been in compliance since the inception of the Credit Facilities.

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

We had $184.0 million outstanding on the Term Facility and no outstanding borrowings under the Revolving Facility at March 31, 2025. Outstanding letters of credit associated with the Revolving Facility at March 31, 2025 were $11.7 million. As of March 31, 2025 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.0%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $15.6 million was outstanding at March 31, 2025, (the "Smith Debt"). The Smith Debt has $5.5 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at March 31, 2025, due in monthly installments with final maturities at various dates ranging from February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $10.1 million are finance lease obligations with a weighted average interest rate of 4.0% at March 31, 2025, due in monthly installments with final maturities at various dates ranging from August 2025 to April 2026 with the weighted average remaining lease term of 0.7 years.

At March 31, 2025, we had $23.9 million in cash and cash equivalents, $189.5 million in outstanding debt, $10.1 million in finance lease liabilities, $6.2 million in operating lease obligations, and $88.3 million available borrowing capacity on the Revolving Facility.

We intend to continue paying down the debt we incurred and assumed to complete our most recent acquisitions, while maintaining our regular quarterly dividends and funding our ongoing capital expenditure needs. While we still maintain debt, we do not currently expect to declare special dividends, or make significant acquisitions, however we will remain flexible on repurchases of shares of common stock and will continue to evaluate the best deployment of our capital.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of March 31, 2025 was $38.8 million. These commitments extend through the remainder of 2025. We anticipate continued disposition of older tractors and trailers in the Smith Transport and CFI fleets throughout 2025 and beyond. During the calendar year of 2025, we currently expect net capital expenditures of approximately $40 to $50 million and $10 to $15 million of gains on disposal of property and equipment.

Cash flow provided by operating activities during the three months ended March 31, 2025 was $25.8 million as compared to $31.0 million during the same period of 2024. This decrease was due to a $4.1 million reduction in net income net of non-working capital items along with a decrease of $1.1 million in working capital items. Cash flows provided by operating activities was 11.8% of operating revenues for the three months ended March 31, 2025 compared with 11.5% for the same period of 2024.

Cash used in investing activities was $11.5 million during the three months ended March 31, 2025 compared to cash provided by investing activities of $2.0 million during the comparative 2024 period. The change is primarily due to the $13.6 million increase in net property and equipment cash used.

Cash used in financing activities decreased $33.7 million during the three months ended March 31, 2025 compared to the same period of 2024 due mainly to a decrease of $35.3 million of repayments of finance leases and debt during the three months ended March 31, 2025.

We have a stock repurchase program with 6.0 million shares remaining authorized for repurchase under the program as of March 31, 2025 and the program has no expiration date. There were no shares repurchased in the open market during the three months ended March 31, 2025 and 2024. We will remain flexible on the repurchase of our common stock to ensure the best deployment of our capital. Any future repurchases will depend on market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.

We had net cash receipts of 0.3 million and 0.1 million for income taxes, net of payments, for the three months ended March 31, 2025 and 2024. The increase in tax refunds received during the three months ended March 31, 2025 is the result of refunds of overpayments in excess of our expected 2024 liability received during the first quarter of 2025 that were not previously applicable.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future. Management believes we will continue to have significant capital requirements over the long-term, which we may fund with current available cash, cash flows provided by operating activities, proceeds from the sale of used equipment, and to a lesser extent, available capacity on the Credit Facilities.

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

Interest Rate Risk

We had $189.5 million debt outstanding and $10.1 million in finance lease liabilities at March 31, 2025. Of the total $199.6 million debt and finance lease liabilities outstanding, $184.0 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the SOFR rate plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive a decrease to our income before income taxes by approximately $1.8 million annually based on the current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2024, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2024 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $14.4 million in 2025. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our expected tire purchases for 2025, a 10% increase in the price of tires would increase our tire purchase expense by $2.2 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2024, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings” from our Annual Report on Form 10-K for the year ended December 31, 2024, as set forth below. The risk factor set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

We maintain insurance for most risks above the amounts for which we self-insure. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Certain insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies given significantly increased judgements and settlements of over-the-road accident claims. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim, subject to a $3.5 million corridor for the first accident or series of accidents that exceed $3.0 million, based on the insured party, accident date, and circumstances of the loss event. In April 2025, the $5.0 million in excess of $10.0 million layer and the $5.0 million in excess of $15.0 million layer became part of a three year structured program, each with a $5.0 million per occurrence and a $10.0 million aggregate limit per policy year. For the duration of the three year structured program, the $5.0 million in excess of $10.0 million layer has a $15.0 million aggregate limit and the $5.0 million in excess of $15.0 million layer has a $10.0 million aggregate limit. Also, in April 2025, an additional corridor was added, where we retain liability of $5.0 million for the first accident or series of accidents that exceed $20.0 million. Additionally, in April 2025, our aggregate excess liability coverage was reduced from $80.0 million to $75.0 million, subject to the foregoing limits and corridors. We retain any liability in excess of $75.0 million. Furthermore, our premiums for certain layers are subject to upward or downward adjustments based on claims experience. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims, which is exacerbated given significantly increased judgements and settlements of over-the-road accident claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2025 no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

HEARTLAND EXPRESS, INC.

Date:	May 12, 2025	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)