Form 10-K
period 2025-12-31
HEARTLAND EXPRESS INC
filed 2026-03-03
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 0-15087
HEARTLAND EXPRESS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada			93-0926999
(State or Other Jurisdiction			(I.R.S. Employer
of Incorporation or organization)			Identification No.)

901 HEARTLAND WAY,	NORTH LIBERTY,	IA	52317
(Address of Principal Executive Offices)			(Zip Code)
319-645-7060
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HTLD	NASDAQ

Securities Registered Pursuant to section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [ ]	No	[X]

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $366.4 million. In making this calculation the registrant has assumed, without admitting for any purpose, that the Gerdin family, our directors, and our executive officers, as a group, and no other persons, are affiliates. As of February 18, 2026 there were 77,454,920 shares of the Company’s common stock ($0.01 par value) outstanding, excluding 32,750 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including future inflation, supply chain conditions, interest rates, and key economic indicators; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures and incurrence of debt, repayments of debt, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future trucking capacity, expected freight demand and volumes, future rates and prices, future growth and acquisitions, our ability to attract and retain drivers and non-driver employees, future driver and employee compensation, including possible compensation increases, future customer relationships, future pricing and terms from our vendors and suppliers, future depreciation and amortization, future asset utilization, expected tractor and trailer count, expected fleet age, future driver market, expected independent contractor usage, planned allocation of capital, future equipment costs, future income tax rates, future insurance and claims expense including our future ability to self-insure, future interest rates, future maintenance costs, future growth, future safety performance, expected regulatory action and the impact of regulatory changes, impact of future tariffs, future compliance with law and regulations, future emissions reduction, future litigation and our potential exposure for pending legal proceedings, future goodwill and other intangible asset impairment, future inflation, future share prices, dividends, and repurchases, if any, potential results of the testing of covenants under the Credit Facilities, expected fuel expense and availability, including strategies for managing fuel costs, reducing unnecessary or unproductive costs, expected functioning and effectiveness of our information systems and other technologies we implement and our ability to integrate and safeguard such systems and technology, our ability to react to changing market conditions, future impact of any pandemic or disease outbreak, future impact of artificial intelligence and other emerging technologies, and future impact of geopolitical conflicts, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “seek,” “expects,” “estimates,” “anticipates,” “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” derivations thereof, and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Known factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

ITEM 1.    Business

General

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. (collectively, "Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC (together, "Millis Transfer"), and Smith Transport, LLC ("Smith Transport"), and certain Mexican entities. Effective December 31, 2025, we integrated and rebranded U.S. operations of Contract Freighters, Inc. ("CFI") into Heartland Express. Effective December 31, 2024, Franklin Logistics, LLC was merged into Smith Transport, LLC. Effective December 31, 2023, Smith Trucking, Inc. was merged into Smith Transport, Inc. Further, effective December 31, 2023 Smith Transport, Inc. and Franklin Logistics, Inc.

were converted to Smith Transport, LLC and Franklin Logistics, LLC, respectively. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider.

We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico. Our consolidated average length of haul is under 400 miles. We focus on providing high quality service to targeted customers with a high density of freight in our operating areas. We also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our consolidated operations. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI (for services within Mexico). We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO and President, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as well. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

We were founded by Russell A. Gerdin in 1978 and became publicly traded in November 1986. Over the thirty-nine years from 1986 to 2025, we have grown our revenues to $805.7 million from $21.6 million. For the five year period 2021 through 2025 we had the highest revenue, $4.6 billion, of any previous five year period. Much of our growth has been attributable to expanding service for existing customers, acquiring new customers, and continued expansion of our operating regions through new and existing customers as well as strategic acquisitions. More information regarding our total assets, revenues and profits for the past three years can be found in our “Consolidated Balance Sheets” and “Consolidated Statements of Comprehensive Income” that are included in this report.

Organic growth has become increasingly difficult for traditional over-the-road truckload carriers given an ongoing shortage of qualified drivers in the industry that meet our hiring standards. We have completed strategic acquisitions to assist with the industry challenges, although we have been further challenged by the weak freight environment and the resulting shortage of profitable freight within the last three years. The profitable freight shortage we anticipate to be a near term challenge whereas we expect the shortage of qualified drivers to be ongoing. In response, we continue to evaluate and explore different driving options and offerings for our existing and potential new drivers across our unique mix of driver and equipment offerings across Heartland Express, Millis Transfer and Smith Transport.

In addition to past organic growth through the development of our operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, and pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We have historically been a debt free organization although with the acquisition of CFI we incurred debt but have significantly lowered our debt balance since the acquisition. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

Operations

Our operating motto is "Service For Success". Our operations department focuses on the successful execution of customer expectations and providing consistent opportunities for our drivers, in conjunction with maximizing equipment utilization. These objectives require a combined effort of marketing, operations managers, and fleet management.

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

Primarily serving the short-to-medium haul market permits us to use single rather than team drivers on most loads and dispatch most loads directly from origin to destination without an intermediate equipment change other than for driver scheduling purposes. During 2025, approximately 77% of our loads were less than 500 miles in length of haul. Substantially all of our revenue is, and for the last three fiscal years has been, generated from within the U.S. with immaterial revenue derived from Mexico and Canada.

We operate twenty-five terminal facilities throughout the contiguous U.S. and one in Mexico, in addition to our terminal and corporate headquarters in North Liberty, Iowa. These terminal locations are owned facilities and strategically located to concentrate on freight movements generally within a 500-mile radius of the terminals. This allows us to meet the needs of our customers in those regions while allowing our drivers to primarily stay within an operating region which provides them with more “home time.” This also allows us opportunities to service and maintain revenue equipment across all subsidiaries, at our facilities on a frequent basis.

Personnel at the individual terminal locations manage these operations based on the overall corporate operating and maintenance goals and objectives. Our CODM evaluates the operational efficiencies of the Company's transportation services and operating performance of terminals on a combined basis based on consolidated operating ratio and reports detailing all of the Company’s load movements, rate per mile, and non-revenue miles. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as well. Our reporting units operate on a centralized computer network which assists with regular communication to achieve enterprise-wide load coordination and other operating efficiencies.

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

Customers, Marketing, and Safety

We seek to transport freight that will complement traffic in our existing service areas and remain consistent with our focus on short-to-medium haul and cross-border freight to and from Mexico. Management believes that building lane density in our primary traffic lanes will minimize empty miles and enhance driver “home time.”

We target customers with multiple, time-sensitive shipments, including those utilizing “just-in-time” manufacturing and inventory management. In seeking these customers, we have positioned our business as a provider of premium service at compensatory rates, rather than competing solely on the basis of price. We believe our reputation for quality service, reliable equipment, and equipment availability makes us a core carrier for many of our customers. This past year our operating companies once again were recognized for customer service by several of our customers as a testament to our service standards. These awards include:

•Pepsico Transportation – Carrier of the Year – WHD West Division
•Georgia Pacific – OTR Van National Carrier of the Year
•WK Kellogg Co – WKKCC CD&L Supplier Founders Award
•Molson Coors – Transportation Supplier of the Year
•Shaw Industries – Outbound Class B Carrier of the Year

•FedEx Express - Yearly Superior Performance Award FY 25
•Mars Pet Nutrition – Carrier of the Year East
•Tractor Supply – Value Award – Accountability

During 2025, we were also recognized with the following environmental, operational, safety, and community service awards:

•Newsweek's 2025 Most Trustworthy Companies in America
•Logistics Management – Quest for Quality Award – Expedited Motor Carriers
•Wreaths Across America - Honor Fleet

These awards are hard-earned and are a direct reflection upon our outstanding group of employees and our focus on excellence in all areas of our business.

Our primary customers include retailers, manufacturers and parcel carriers. Our 25, 10, and 5 largest customers accounted for approximately 63%, 47%, and 32% of our operating revenues, respectively, in 2025. During 2024, our 25, 10, and 5 largest customers were approximately 60%, 40%, and 26%, of our operating revenues respectively. Our broad capacity network and customer base has allowed us to remain appropriately diversified as only one customer accounted for more than 10% of our operating revenues in 2025, while no customers accounted for more than 10% in 2024 or 2023.

Environmental and Sustainability

We have adopted an "Environmental and Sustainability Mission". This document portrays our commitment to the environment and sustainability through our long track record of successful business practices. Through equipment designs, equipment replacement strategies, idle reduction techniques, and battery usage, and practices at each of our terminals, we are focused on reducing waste and conserving energy. Heartland's sustainability efforts are endorsed and overseen by senior management throughout the Company. Our efforts have been recognized by the U.S. EPA SmartWay Excellence Award seven times. We have also been recognized as a SmartWay High Performer seven times.

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

Seasonality

We operate in a cyclical industry, within any given year there is also seasonality to typical freight patterns. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling in extreme weather conditions, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Demand for our services may be muted during soft freight environments, like we experienced in the last three years. Demand for our freight services has been soft for the last three years as there has been a general imbalance of freight movements that have lagged available truck capacity. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers.

Drivers, Independent Contractors, and Other Employees

We rely on our workforce in achieving our business objectives. During the year ended December 31, 2025, we had an average of approximately 4,560 drivers and non-driving personnel compared to approximately 5,700 during the year ended December 31, 2024. As of the end of January 2026 there were approximately 3,630 drivers and non-driving personnel. The decrease in average of the drivers and non-driving personnel during the year ended December 31, 2025 was predominantly due to weak freight demand and our strategic response to right size. In addition to company drivers, we also contracted with independent contractors to provide and operate tractors which provides us additional revenue equipment capacity, although not material to our operations. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and highway use taxes. For the years ended December 31, 2025 and 2024, independent contractors accounted for approximately 2.0% and 3.8% of our total miles, respectively. We also utilize third party carriers to facilitate our CFI Mexico logistics operations. Independent contractors and third party carrier costs are presented as rent and purchased transportation within the Consolidated Statements of Comprehensive Income.

The issue of a decreasing amount of overall qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six to twelve months of over-the-road experience and safe driving records. As discussed below, the Company's driver training programs provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. Driver pay, home time, and other amenities have allowed us to maintain driver turnover rates lower than the industry average. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 16% of our driver employees, individually, have achieved 1.0 million or more safe miles. We also invest a significant amount of capital in our terminal facilities as we strive to offer our driver employees up to date and convenient amenities and safe and secure parking throughout our terminal network across the country while they are away from home. Over the last three years we have invested $81.8 million in terminal properties, while also divesting of properties for a combined $29.0 million gain.

Millis Training Institute, opened in 1989, and Heartland Training Institute, opened in 2022, are driver training programs dedicated to identifying, training, and developing capable individuals into obtaining their commercial driving license and becoming professional truck drivers. These driver training programs offer additional opportunities to hire professional drivers other than the traditional approach of hiring only experienced over-the-road drivers.

Current government focus on English proficiency requirements, as well as reviews of CDL status for non-domiciled drivers, will potentially eliminate some level of driver capacity in our industry. We believe this could help supply and demand dynamics currently being experienced in our industry. However, due to our comprehensive hiring and safety standards, we continue to experience a challenging driver hiring environment.

We are not a party to a collective bargaining agreement. We believe that we have good relationships with our employees.

Revenue Equipment

Our industry is very capital intensive as it relates to tractors and trailers. One of our core operating goals is to maintain a modern fleet of predominantly company owned tractor and trailer equipment. The overall performance and reliability of tractor equipment typically has increased with each new model year of tractors that we have acquired in the last 5 years. By maintaining late model year tractors, a low average age, we experience better operating performance. Our drivers, along with the Company, benefit from the latest safety technologies and features that we choose to equip our tractors with. The modern fleet appeals to new drivers and aids in the retention of current drivers. Deploying this core strategy, along with idle management and driver comfort technology, also allows us to reduce our carbon footprint. This is evidenced by us being awarded the U.S. Environmental Protection Agency SmartWay Excellence Award seven times. We have also been recognized as a SmartWay High Performer seven times.

We have historically owned our tractors and trailers and do not lease revenue equipment, other than when we have acquired companies that have utilized leases. Historically, we have paid cash for the acquisition of new revenue equipment. These strategies allow us the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and makes it less likely that we will experience losses on sales at most points during their life cycle. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

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

At December 31, 2025, all of our over-the-road operating tractor fleet was equipped with event recorders and accident avoidance technology. All over-the-road tractors are equipped with mobile communication systems that comply with the latest electronic log device regulations. These units are the base communication with our drivers. This technology allows for efficient real-time communication with our drivers regarding freight and safety (e.g. weather shutdowns), as well as fueling decisions, and provides the ability to manage the needs of our customers based on real-time information on load status as well as vehicle maintenance items. Our mobile communication systems allows us to obtain information regarding equipment for better planning and efficient maintenance time as well as information regarding driver performance and efficiency.

As of December 31, 2025 the average age of our tractor fleet was 2.6 years compared to 2.5 years at December 31, 2024. We have historically operated the majority of our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The average age of our trailer fleet was 7.3 years at December 31, 2025 compared to 7.4 years at December 31, 2024.

The "Regulation" section in this Item 1 of Part I of this Annual Report discusses in detail several regulations that have impacted and could continue to affect our cost and use of revenue equipment.

Fuel

We mainly purchase diesel fuel ("fuel") over-the-road through a network of fuel stops throughout the U.S. at which we have negotiated price discounts. In addition, bulk fuel sites are maintained at nineteen of our terminal locations. We strategically manage fuel purchase decisions based on pricing of over-the-road fuel prices, bulk fuel prices, and the routing of equipment. Both above ground and underground storage tanks are utilized at the bulk fuel sites. We believe exposure to environmental cleanup costs is minimized by periodic inspection and monitoring of the tanks. We also have insurance policies in place for the operation of our tanks located at terminal locations. Increases in fuel prices can have a significant adverse effect on the results of operations given the amount of fuel we consume. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases. For the years ended December 31, 2025, and 2024, fuel expense was $135.2 million and $177.2 million, or 15.7% and 16.6%, respectively, of our total operating expenses. For the years ended December 31, 2025 and 2024, fuel surcharge revenues were $96.6 million and $133.9 million, respectively. Department of Energy (“DOE”) average price of fuel decreased 2.6% in 2025 compared to 2024, which decreased our net fuel cost, before the impacts of fleet efficiency, for the year ended December 31, 2025 compared to 2024. Fuel consumed by empty and out-of-route miles and by truck engine idling time is not recoverable and therefore any increases or decreases in fuel costs related to empty and out-of-route miles and idling time will directly impact our operating results. Due to the freight environment experienced during the last three years, fuel consumption has been negatively impacted by higher non-revenue miles and truck idle time due to lower truck utilization.

Competition and Industry

The truckload industry is highly competitive and fragmented with thousands of carriers of varying sizes. We compete with other truckload carriers; primarily those serving the short-to-medium haul market. Logistics providers, railroads, less-than-truckload carriers, and private fleets provide additional competition but to a lesser extent. The industry is highly competitive based primarily upon freight rates, qualified drivers, service, and equipment availability. We specialize in time-sensitive shipments, including "just-in-time" and similar types of freight. We provide premium service at compensatory rates, rather than competing solely on the basis of price.

We operate in a cyclical industry. Freight demand was degraded throughout all of 2023 and continued to be weak during 2024 and 2025. While we believe we are seeing positive signs across the transportation industry to reduce excess capacity, which could lead to a positive shift in customer rate and volume negotiations during 2026, the weak freight environment has extended longer than we previously expected and it remains uncertain when we will see meaningful improvement. We believe that cost improvements and transportation system changes implemented during 2025 will provide a better cost structure and operating visibility to deliver a path toward operating profitability for our consolidated operations over the next twelve months. However, general consumer product output and inventory volatility, consumer demand, the political landscape, potential tariffs, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding future freight demand.

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

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention. In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million. In April 2025, the $5.0 million in excess of $10.0 million layer and the $5.0 million in excess of $15.0 million layer became part of a three year structured program, each with a $5.0 million per occurrence and a $10.0 million aggregate limit per policy year. For the duration of the three year structured program, the $5.0 million in excess of $10.0 million layer has a $15.0 million aggregate limit and the $5.0 million in excess of $15.0 million layer has a $10.0 million aggregate limit. Also, in April 2025, an additional corridor was added, where we retain liability of $5.0 million for the first accident or series of accidents that exceed $20.0 million. We maintain limited excess liability coverage, subject to the foregoing limits and corridors, and retain any liability in excess of the coverage. Our premiums for certain layers are subject to upward or downward adjustments based on claims experience. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims, which is exacerbated given significantly increased judgments and settlements of over-the-road accident claims.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million. We act as a self-insurer for property damage to our tractors and trailers. We maintain a general insurance coverage policy for our terminal facilities with a $1.0 million deductible.

Regulation

Transportation Regulations

We are a common and contract motor carrier regulated by the DOT and various state and local agencies. We operate under DOT authorities respective to our individual operating brands. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, insurance requirements, and periodic financial reporting. Our Company drivers and independent contractor drivers also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and HOS. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' HOS, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver HOS. Changes to such HOS rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. The FMCSA has made changes to the HOS rules in recent years that include greater flexibility to truck drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Further, in September 2025, the FMCSA adopted two pilot programs to study the effect of increasing the flexibility of the hours-of-service rules to improve driver working conditions and quality of life. The hours-of-service pilot programs provide participating drivers increased control and flexibility in their schedules by allowing the participating drivers to pause their 14-hour driving window for up to three hours and split their 10-hour off-duty period into more flexible combinations. Any future changes to HOS rules could materially and adversely affect our operations and profitability. Future rulemaking relating to electronic logging devices (“ELD”) may occur and any final rules could affect our ELD technology, compliance, usage, and compliance efforts.

The DOT evaluates the safety and fitness of carriers based on onsite investigations or a remote compliance reviews. All of our motor carriers currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. If any of our motor carriers received a conditional or unsatisfactory DOT safety rating, it could disrupt operations and adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.

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

In 2023, the FMCSA announced that it was interested in developing a new methodology to determine whether a carrier is fit to operate commercial motor vehicles (“CMV” or “CMVs”). In 2024, the FMCSA published a notice announcing a revised Safety Management System (“SMS”) methodology, including, among other changes, (i) rebranding BASICs as “Compliance Categories” and revising certain categories, (ii) consolidating existing road violations into simplified and distinct violation groups and simplifying the scale used to measure the severity of violations, (iii) adjusting intervention thresholds, and (iv) revising the SMS methodology to focus more heavily on recent violations. Whether this revised SMS methodology will take effect is uncertain; however, any change which results in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review. Further, in 2025, the FMCSA announced proposed revisions to their 2023 proposal to improve the impartiality, timeliness, transparency, and fairness of the data review and appeal process. The revised proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes. Another source of potential changes may be from the FMCSA’s study on the causation of crashes, known as the Crash Causal Factors Program (“CCFP”) which builds upon the FMCSA’s previous Large Truck Crash Causation Study. Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks and a report from Phase 1 of the CCFP is expected in 2029. Any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

There is a national clearinghouse for drug and alcohol testing results that requires motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating CMVs. Currently, the Company is required to (i) report drug and alcohol violations to the clearinghouse based upon DOT requirements; (ii) query the clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a CMV; and (iii) query the clearinghouse for each currently employed driver annually. In 2024, a new rule referred to by the FMCSA as “Clearinghouse II,” a program that relates to drivers with drug and alcohol violations, took effect. Under Clearinghouse II, a driver with a drug or alcohol violation resulting in a “Prohibited” status in the Clearinghouse may not operate a CMV and must complete the FMCSA’s return-to-duty education, treatment, and testing prior to regaining CMV driving privileges. With Clearinghouse II now in effect, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver's license and must revoke a driver's commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is anticipated that the FMCSA will propose further changes regarding the Clearinghouse to increase the availability of driver violation information and enhance the efficiency and effectiveness of the Clearinghouse. It is expected that any additional changes to the rule may further impair the availability of an already weak driver pool.

In 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive or if a donor is unable to provide a sufficient amount of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded to the Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines, which have suffered ongoing delays with the DHHS. Additionally, in 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In 2023, a final rule that amended DOT’s drug testing program to include oral fluid testing became effective; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any changes to drug testing programs may reduce the number of available drivers. We currently perform urine testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl and norfentanyl to a drug testing panel that would detect the use of such drugs among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. Currently, fentanyl and norfentanyl testing are expected to be added to the urine panel at some point in the near future.

Other rules have been proposed or made final by the FMCSA, including a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking certain endorsements, including a hazardous materials endorsement, known as the Entry-Level Driver Training regulations. Training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We are also required to comply with this rule in the course of operating our driving schools. In December 2025, the FMCSA announced that it could revoke the accreditation of more than 7,000 training schools nationwide for violations regarding the (i) falsification or manipulation of training data, (ii) failure to meet required curriculum standards, facility conditions, or instructor qualifications, or (iii) failure to maintain accurate and complete documentation or refusal to provide records during federal audits or investigations. Additionally, in May 2025 the FMCSA announced it was strengthening enforcement of its longstanding English proficiency requirements for commercial drivers, which require drivers to be able to (i) read and speak English sufficiently to converse with the general public, (ii) understand highway signs and signals in English, (iii) respond to official inquiries, and (iv) make entries on reports and records. Under the strengthened enforcement guidelines, FMCSA inspectors will now place drivers failing to meet the English proficiency requirements out-of-service instead of simply citing non-compliant drivers for violations. Further, the FMCSA issued an interim rule in September 2025 revising the requirements for the issuance or renewal of CDLs for non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued. While we have not been notified by the FMCSA that our training schools are at the risk of losing accreditation, the effects of these rules could result in a decrease in driver availability, greater competition for drivers, and/or an increase in recruitment costs, training costs, and training school costs, any of which could adversely affect our business, operations or profitability.

In 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped CMVs. In 2023, the FMCSA and the National Highway Traffic Safety Administration ("NHTSA") issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new trailers and semi-trailers. It remains to be seen what, if any, final rules will stem from such proposals.

Our industry has faced proposed rules aiming to mandate the use of speed-limiting devices in certain CMVs, including a rule proposed in 2023 that would have required certain commercial vehicles to be equipped with speed limiters; however, the proposal was ultimately withdrawn in 2025. A rule mandating speed-limiting devices could result in a decrease in driver availability or otherwise adversely affect our business, operations, or profitability.

In 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in 2023, the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards. In 2024, the FMCSA began proof-of-concept testing to determine whether the technology required for electronic identification systems is sufficient and information and data being provided is secure, reliable, and useful for the FMCSA.

In 2022, Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the U.S. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Further, the DOT has provided funding to increase parking in certain heavily congested areas of Nevada, Ohio, Wisconsin, and Florida, while certain Congressional leaders have introduced legislation to allocate an additional $200 million for truck parking projects. Industry groups are generally in favor of additional funding to improve parking infrastructure, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law preempts California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In 2021, the Ninth Circuit Court of Appeals upheld the FMCSA's determination that federal law preempts California's meal and rest break laws, as applied to drivers of property-carrying CMVs. Other current and future state and local laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of laws throughout the U.S. In the past, certain legislators have proposed federal legislation to preempt certain state and local laws; however, passage of such legislation is uncertain. In the absence of such federal legislation preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire network or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

In a 2023 case involving the Fair Labor Standards Act, the First Circuit Court of Appeals affirmed a decision that would require additional payment to team drivers to be paid while in their sleeper berth. It is unclear if other jurisdictions will adopt this view, or if any legislation will result from this holding. If so, this could have a material adverse effect on our business, financial condition, and results of operations.

In 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Environmental Regulations

We are subject to various environmental laws and regulations including those dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain facilities have waste oil, new oil, diesel exhaust fluid ("DEF"), or fuel storage tanks and fueling islands. We do not know of any environmental regulations that would have a material effect on our capital expenditures, earnings or competitive position. Additionally, efforts to control emissions of greenhouse gases may have an adverse effect on us. We aim to maintain a young fleet age of tractors to ensure we are utilizing technological advancements deployed by manufacturers to reduce emissions. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

The NHTSA and the EPA currently have fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we use. In 2016, the NHTSA and the EPA published the final rule mandating that fuel economy and greenhouse gas standards apply to trailers beginning with model year 2018 and tractors beginning with model year 2021; however, in 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of an association challenging the standards and vacated all portions of the standards that applied to trailers. Consequently, the standards require 25 percent reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries', as applicable) new tractor purchases in 2025 complied with the emission and fuel consumption reductions required by the standards. Even though the trailer provisions of the current standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California standards (described in further detail below).

In 2022, the EPA adopted a final rule regarding emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from 2022 levels by 2045 (the “2022 NOx Rule”). The EPA had indicated that the 2022 NOx Rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations was issued in 2024 and established new GHG emission standards for heavy-duty motor vehicles which are phased-in starting with model year 2027 and increasing in stringency annually through model year 2032 (the “Phase 3 Rule”). However, in February 2026, the EPA rescinded the 2009 Endangerment Finding (which determined that GHG emissions from motor vehicles threatens public health and welfare under Clean Air Act Section 202(a)) and concurrently repealed all subsequent federal GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines from model years 2012 onward. The 2022 NOx Rule is expected to remain in effect to the extent based on separate criteria pollutant authority. The rescission removes federal GHG emission requirements previously applicable to heavy-duty vehicles, including the Phase 3 Rule. This development may reduce capital expenditures for fleet replacement or upgrades that would have been necessary to meet prior GHG-related standards. The absence of uniform GHG regulations potentially creates a patchwork of regulations, which when combined with the uncertainty as to the operating results that will be produced if manufacturers are required to re-design diesel engines or make other changes affecting the residual values of vehicles, may increase our costs or otherwise adversely affect our business or operations. Additionally, the EPA's action may be subject to legal challenges from states, environmental groups, or other stakeholders, which could lead to judicial stays, partial reinstatements, or modifications of the rescission, creating further uncertainty regarding the long-term regulatory landscape. This uncertainty may affect vehicle manufacturer production timelines, the availability and pricing of compliant equipment, expectations for fuel efficiency improvements and equipment productivity, compliance costs, operating expenses, and residual values of vehicles which may increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that is applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. While the greenhouse gas standards affecting trailers were removed from the federal regulations, we must still ensure the majority of our fleet is compliant with the California standards, which may adversely affect our operating results and profitability. CARB has also announced its intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations. In 2020 CARB passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting with model year 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in several states and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, CARB finalized what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles, which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. However, in January 2025, given legal challenges to the ACF and a lack of public support for environmental regulation, CARB withdrew its request for the EPA to provide a waiver of certain federal regulations necessary for CARB to impose the environmental restrictions and mandates in the ACF that are more stringent than federal law, which effectively tabled the ACF. Further, CARB has proposed amendments to repeal portions of the ACF to exempt certain industries previously impacted in addition to pushing back some target dates. If CARB seeks to adopt and implement the ACF in the future, it could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

The periodic testing portion of California’s Clean Truck Check (as a part of CARB’s Clean Truck program), known as Phase 3 of the Clean Truck Check, began in 2024. Under Phase 3, heavy duty vehicles are subject to periodic emissions testing and annual compliance fees, which, if applicable, could increase our operating costs and related expenses. In August 2025, the EPA proposed a rule that would partially approve California’s Clean Truck Check, allowing California to require periodic emissions testing for heavy duty vehicles registered in California, but prohibit California from testing heavy duty vehicles that are registered outside of the state. Currently, we and our subsidiaries have no equipment that is registered with the State of California, meaning we would be exempt from the Clean Truck Check testing requirements if the rule currently proposed by the EPA were finalized.

Additionally, in October 2023, California enacted two bills into law, Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”), which require certain companies doing business in California to disclose greenhouse gas emissions and climate-related financial risks. SB 253 requires companies that exceed $1 billion in annual revenue and that do business in California to publicly disclose their GHG emissions with initial reporting due on or before August 10, 2026, while SB 261 requires companies doing business in California and earning annual revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks. The reporting deadline under SB 261 was originally targeted for January 2026, but legal challenges and ongoing court proceedings have prevented California from enforcing SB 261 as originally intended, and it remains unclear whether SB 261 will ultimately go into effect, and if so, when reporting will commence. Implementation of SB 253 and SB 261 or additional reporting requirements would result in increased compliance costs and resource utilization.

In order to reduce exhaust emissions, lawmakers, including federal and some states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

These effects, combined with the uncertainty of any future GHG regulations enacted by CARB, the EPA, the NHTSA and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to whether manufacturers will be required to re-design diesel engines or make other changes affecting the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG and other material environmental regulations.

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

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. The Food Traceability Rule is one aspect of the blueprint and, for all parties subject to its recordkeeping requirements, had an original compliance date of January 20, 2026 that has since been extended to July 20, 2028. In the event the Company becomes subject to any such recordkeeping requirements, compliance costs may increase. This blueprint builds on the work done under the FSMA, generally requiring persons who manufacture, process, pack, or hold foods on the FDA’s “Food Traceability List” to maintain detailed records of key data elements for critical tracking events in a manner that can be provided to the FDA within 24 hours of request. It is still unclear what impact of the Food Traceability Rule will have on the Company and others in the industry, but further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain property and the business interest expense limitation. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

In 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. A similar bill, the Truck Parking Safety Improvement Act, was introduced into the Senate in 2023 and reintroduced in February 2025. If enacted, the bill would dedicate $755 million in funding over the following three years to expand access to truck parking and rest areas for commercial drivers. It remains unclear whether such acts will ultimately become law, however, and what changes they may undergo prior to finalization.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, which are characterized by weak demand and downward pressure on freight rates;

•	downturns in customers’ business cycles, including as a result of declines in consumer spending;

•	changes in customers’ inventory levels and practices, including shrinking product/package size, and in the availability of funding for their working capital;

•	excess tractor and trailer capacity in the trucking industry in comparison with shipping demand;

•	changes in the way our customers choose to source or utilize our services;

•	the rate of unemployment and availability of and compensation for alternative jobs for truck drivers, which may exacerbate driver shortages and increase driver compensation costs;

•	the availability and price of new revenue equipment and/or declines in the resale value of used revenue equipment;

•	the impact of the public health crises, epidemics, pandemics or similar events;

•	activity in key economic indicators such as manufacturing of automobiles and durable goods, and housing construction;

•	supply chain disruptions due to weather, pandemics, congestion, strikes, work stoppages, or work slowdowns at our facilities, or at a customer, port, border crossing, or other shipping related facilities, including related reductions in demand;

•	increases in interest rates, inflation, fuel taxes, insurance, tolls, and license and registration fees;

•	the expected effects of pending, proposed, or new laws and regulations, including environmental laws and regulations and those directly impacting the transportation industry;

•	political conditions, including in trade policy, tariff rates and global conflicts; and

•	rising costs of healthcare.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, public health crises, epidemics, pandemics, or similar events, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, global conflicts, terrorist attacks, efforts to combat terrorism, military action, or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Since April 2025, new, substantial tariffs have been imposed on imports to the U.S. Imposition of additional tariffs or import or export controls, changes to certain trade agreements, and retaliatory trade policies could, among other things, result in decreased shipping volumes and have an adverse impact on our revenues and results of operations.

We may not maintain our current level of operations, and any decrease in revenues, increase in losses, or inability to improve our profitability may impair our ability to implement our business strategy, which could have a materially adverse effect on our results of operations.

Historically, we have experienced significant growth in revenue and profits, although recently, due in part to our acquisitions of CFI and Smith Transport and related financing, as well as the overall freight environment, our profitability has decreased compared to periods prior to such acquisitions. While our acquisitions of CFI and Smith Transport during 2022 has resulted in revenue growth, other metrics such as operating ratio have been impaired compared to periods prior to such acquisitions. There can be no assurance that our business will grow in the future, or at all, or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth and return to profitability. Further, there can be no assurance that we will be able to successfully implement cost controls and improve our operating ratio.

We have established terminals throughout the contiguous U.S. and one in Mexico in order to serve markets in various regions. These operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development and establishing terminals and operations in new markets could require more time, resources or a more substantial financial commitment than anticipated. Should the growth in our operations stagnate or decline, the results of our operations could be adversely affected. If we seek to further expand, it may become more difficult to identify large cities that can support a terminal and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth and fewer drivers and non-driver personnel to support the terminal. We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations and customer relationships and appropriate freight rates in new markets could be challenging to attain. We may not be able to duplicate or sustain our operating strategy and establishing service centers or terminals and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated. These challenges may negatively impact our growth, which could have a materially adverse effect on our ability to execute our business strategy and our results of operations.

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

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do, preferential customer contracts, and other competitive advantages;

•	many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•	some of our customers are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

•	we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

•	a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

•	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

•	the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

•	the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers, both of which would adversely affect our profitability;

•	advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from freight logistics and freight brokerage companies and the proliferation of new brokerage platforms and technologies may adversely affect our customer relationships and freight rates; and

•	the Heartland Express, Millis Transfer, and Smith Transport brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified) which could result in the loss of value attributable to our brand and reduced demand for our services.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth. Our acquisitions of CFI and Smith Transport experienced headwinds due to the weakened freight environment in recent years. This has led to internal integration issues with respect to CFI and Smith Transport which has negatively affected our results of operations. On December 31, 2025 we integrated and rebranded the U.S. operations of CFI into Heartland Express. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions, and that any acquisitions will not experience similar issues to those we are experiencing with CFI and Smith Transport. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

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

Global conflicts could adversely impact our business and financial results.

Although we do not have any direct operations outside of the U.S. Mexico, and Canada, we may be affected by the broader consequences of the global conflicts, such as increased inflation, supply chain issues (including access to parts for our revenue equipment), embargoes, geopolitical shift, access to diesel fuel, higher energy prices, retaliatory actions by other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties in attracting and retaining qualified drivers may have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers. The truckload industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, such as those in the construction and manufacturing industries, are more plentiful and freight demand increases. Furthermore, increased scrutiny of accreditation of driving schools and limitations on capacity at driving schools, whether resulting from future outbreaks of contagious diseases or other factors, may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of drivers available, including those related to safety ratings, ELDs and HOS, drug and alcohol testing national database, and the DOT guidelines issued in 2025 strengthening enforcement of the FMCSA’s longstanding English proficiency requirements for commercial drivers. Further, the FMCSA issued an interim rule in 2025 revising the requirements for the issuance or renewal of CDLs to non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued. Government imposed measures related to future outbreaks of contagious diseases, an improved economy, and aging of the driver workforce, could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that CSA, the drug and alcohol clearing house, and stricter enforcement of HOS and English proficiency regulations adopted by the DOT have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with HOS regulations and cause added stress for drivers, further reducing the pool of eligible drivers. Further, the compensation we offer our drivers is subject to market conditions, and we may find it necessary to increase driver compensation in future periods.

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

Our acquisition of CFI and integration and rebranding of the U.S. operations of CFI into Heartland Express present certain additional risks to our business and operations.

The acquisition of CFI is the largest acquisition we have made in our history. Given the nature and size of CFI, as well as the structure of the acquisition as a carveout from the seller, and due to general economic conditions, the acquisition of CFI and integration and rebranding of the U.S. operations of CFI into Heartland Express present the following risks.

With our acquisition of CFI and integration and rebranding of the U.S. operations of CFI into Heartland Express, we have been unable to achieve the operating results we typically see and on the timeframe we typically see with prior acquisitions. Although we anticipate achieving synergies in connection with the acquisition of CFI, as well as integration and rebranding of the U.S. operations of CFI into Heartland Express, we have incurred costs to implement cost savings measures. Additionally, these synergies could be delayed and may not be achieved. Costs related to improving the performance of CFI (including the U.S. operations integrated into Heartland Express) could continue to adversely affect our results of operations. In 2025, the decision to unify CFI with Heartland Express resulted in $19.0 million of impairment charges related to the CFI trade name. The acquisition of CFI and integration and rebranding of the U.S. operations of CFI into Heartland Express involve numerous ongoing risks, including:

•	management’s attention may be diverted from other areas of the Company, especially given the size of CFI and the complexity of integrating the U.S. operations of CFI into Heartland Express;

•	prior to the acquisition, our management team had limited experience with temperature-controlled freight and brokerage operations and no experience with Mexican operations and therefore may be challenged in managing the temperature-controlled freight, brokerage operations, and Mexican operations;

•	increased risk of significant deficiencies or material weaknesses in internal controls over financial reporting related to integration of CFI into Heartland Express;

•	the potential continued loss of professional drivers of CFI or our historical operations, including due to the integration of the U.S. operations of CFI into Heartland Express, or an increase in costs of recruiting and retaining professional drivers;

•	the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, information technology, compliance programs, technology, networks, and other assets;

•	the inability achieve the cost savings and other anticipated benefits from the integration and rebranding to Heartland Express;

•	the difficulties in retaining and integrating key management and other key employees; and

•	the challenge of managing the expanded operations of a larger and more complex company.

These disruptions and difficulties may cause us to fail to realize the cost savings, synergies, revenue enhancements, and other benefits that we expected to achieve from the CFI integration and rebranding to Heartland Express and may cause material adverse short- and long-term effects on our operating results, financial condition, and liquidity. Since our acquisition of CFI, we experienced difficulties in controlling costs and improving profitability at CFI.

We may not realize the full benefits of the cost savings, synergies, revenue enhancements, or other benefits that we may have expected at the time of acquisition, at the time of integration and rebranding, or on the timeframe expected. Also, the cost savings and other benefits may be offset by unexpected costs incurred in integrating CFI, increases in other expenses, or problems in the business unrelated to this acquisition.

In addition, CFI’s Mexican operations subject us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in Mexico's economic strength;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and U.S. export, import, business procurement, transparency, and corruption laws, including the U.S. Foreign Corrupt Practices Act;

•	changes in trade agreements and U.S.-Mexico relations, including the possible imposition of tariffs on imports from Mexico and related retaliatory tariffs that may be imposed by the Mexican government;

•	theft or vandalism of our revenue equipment;

•	social, political, and economic instability; and

•	retention of legacy CFI personnel directly associated with Mexican operations.

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

Because our operations are dependent upon fuel, significant increases in fuel costs, as well as widespread or long-term fuel shortages, rationings, or supply disruptions of diesel fuel could materially and adversely affect our results of operations and financial condition, particularly if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Even if we are able to pass some increased costs on to customers, fuel surcharge programs generally do not protect us against all of the increases in fuel prices. Also, we generally do not recoup fuel surcharge on non-billable miles (deadhead) and fuel consumed idling revenue equipment. Moreover, in times of rising fuel prices, the lag between purchasing the fuel, and the billing for the surcharge (which typically is based on the prior week's average price), can negatively impact our earnings and cash flows and lead to fluctuations in our levels of reimbursement, which have occurred in the past. In addition, the terms of each customer's fuel surcharge agreement vary, and certain customers have sought to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. During periods of low freight volumes, customers may use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that our fuel surcharge programs can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge programs.

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

Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failure, terrorist attacks, cyberattacks, internet failures, computer viruses, deliberate attacks of unauthorized access to systems, denial-of-service attacks on websites, and other events beyond our control. More sophisticated and frequent cyberattacks in recent years have also increased security risks associated with information technology systems and the use of artificial intelligence (“AI”) by bad actors may make cyberattacks more difficult to anticipate or control in the future. We also maintain information security policies to protect our systems, networks, and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware, and viruses; however, such policies cannot ensure the protection of our systems, networks, and other information technology assets (and the data contained therein). If any of our critical information systems fail or become otherwise unavailable, whether as a result of a system upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to dispatch and manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. We do not carry a corporate-wide cybersecurity insurance policy. Any significant system failure, upgrade complication, security breach (including cyberattacks), or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. Such risks related to system failure, upgrade complication, security breach (including cyberattacks), or other system disruption may also impact our customers, vendors, third party capacity providers, and other counterparties, which could result in declines and volatility in customer demand and unavailability of products and services from vendors and third-party providers, any of which would have a material adverse effect on our business. For further discussion of our cybersecurity programs, please see “Item 1C. Cybersecurity.”

In addition, the adoption of AI and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risks, including those related to errors or inaccuracies in the work product developed through the use of AI, and privacy, intellectual property, legal, and regulatory risks. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, our results of operation may be negatively affected. We do not currently use AI in any material capacity, and such lack of use may put us at a competitive disadvantage to any competitors who use AI in a material capacity.

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

Weather and other seasonal events could adversely affect our operating results. Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Further, fuel costs may be impacted by increased tractor idling during severe winter weather. Revenue can also be affected by bad weather, holidays, and the number of business days that occur during a given period, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling, while harsh weather creates higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. Demand during the fourth quarter may be muted during soft freight environments, like we experienced in the last three years. We may also suffer from natural disasters and weather-related events, such as tornadoes, hurricanes, blizzards, ice storms, floods, and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile. We could incur significant costs to improve the climate resiliency of our equipment and properties and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change. Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Emission-related regulatory actions have historically resulted in increased costs related to revenue equipment, diesel fuel, equipment maintenance, and environmental monitoring or reporting requirements, and future legislation, if any, could impose substantial costs that may adversely affect our results of operations. In addition, any such legislation may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures, and compliance with any such legislation may increase our risk of litigation or governmental investigations or proceedings. Weather, climate change, and other seasonal events could adversely affect our operating results.

The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.

We face a wide variety of risks related to public health crises, epidemics, pandemics, or similar events. If a health epidemic or outbreak were to occur, we could experience broad and varied impacts, including adverse impacts to our workforce, our operations, equipment availability, and financial impacts, such as increased costs, tightening of credit markets, greater risk for collecting amounts owed, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

COMPLIANCE RISKS

We self-insure for a significant portion of our claims and have exposure outside of our insurance coverage, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. Our business results in a substantial number of claims and litigation related to workers’ compensation, auto liability, general liability, cargo and property damage claims, personal injuries, and employment issues as well as employees’ health insurance. We self-insure for a portion of our claims and have exposure outside of our insurance coverage, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. See Note 7 of the consolidated financial statements for more information regarding our self-insured retention amounts. We are also responsible for our legal expenses relating to such claims. We accrue currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims accruals to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported, which could result in losses over our accrued amounts. Due to our high retained amounts and exposure outside of insurance coverage, we have significant exposure to fluctuations in the number and severity of claims. If we are required to accrue or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed or if our self-insured retention levels change, our financial condition and results of operations may be materially adversely affected.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers. We do not currently maintain directors’ and officers’ insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim is not covered by an insurance policy, exceeds our coverage, or falls outside the scope or coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts. Certain insurance carriers that provide excess insurance coverage to us currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies given significantly increased judgements and settlements of over-the-road accident claims. This trend is expected to continue. As a result, our insurance and claims expense could likely increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim, subject to a $3.5 million corridor for the first accident or series of accidents that exceed $3.0 million, based on the insured party, accident date, and circumstances of the loss event. In April 2025, the $5.0 million in excess of $10.0 million layer and the $5.0 million in excess of $15.0 million layer became part of a three year structured program, each with a $5.0 million per occurrence and a $10.0 million aggregate limit per policy year. For the duration of the three year structured program, the $5.0 million in excess of $10.0 million layer has a $15.0 million aggregate limit and the $5.0 million in excess of $15.0 million layer has a $10.0 million aggregate limit. Also, in April 2025, an additional corridor was added, where we retain liability of $5.0 million for the first accident or series of accidents that exceed $20.0 million. We maintain limited excess liability coverage, subject to the foregoing limits and corridors, and retain any liability in excess of the coverage. Furthermore, our premiums for certain layers are subject to upward or downward adjustments based on claims experience. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims, which is exacerbated given significantly increased judgements and settlements of over-the-road accident claims.

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

Developments in labor and employment law and any unionizing efforts by employees or employees of related businesses could have a materially adverse effect on our results of operations.

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

Additionally, a portion of the freight we deliver is imported to the U.S. through ports of call where workers are represented by labor unions. Ports have long been the primary gateways for cargo coming into and leaving the U.S. and have a long history of labor and other port disputes, protracted collective bargaining, and contract negotiations which, in the past, have involved closures, as well as threats of a strike that would have disrupted domestic supply chains. There can be no guarantee that work stoppages or further disruptions at ports will not occur.

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

We have in the past exceeded the FMCSA's established intervention thresholds in certain of the seven CSA safety-related categories among our respective operating authorities. We currently exceed the threshold in one category under one of our operating authorities. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. We have put procedures in place in an attempt to address areas where we have exceeded the thresholds. However, we cannot assure you these measures will be effective.

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

Governmental agencies continue to revise laws and regulations regarding greenhouse gases and emissions. These laws and regulations are applicable to engines used in our revenue equipment. When these laws and regulations have become more stringent, we have incurred, and continue to incur, increased compliance costs. More recently, the EPA proposed to repeal certain federal regulations regarding greenhouse gases and emissions, which could lead to more states enacting similar laws, resulting in a patchwork of emission regulations, which may increase our compliance costs. Legal challenges to the repeal or enactment of such laws and regulations at both the federal and state level could lead to uncertainty regarding our compliance which may negatively affect our results of operations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.

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

Changes to trade regulation, quotas, duties, export restrictions, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

Since April 2025, new substantial tariffs have been imposed on imports to the U.S. The imposition of additional tariffs, import or export controls, or changes to certain trade agreements could, among other things, increase the costs of the materials and decrease the availability of certain materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

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

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. Additionally, our premiums for certain insurance layers are subject to upward adjustments based on claims experience. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in our future insurance premiums, it could lead to increased volatility in our insurance and claims expense and any resulting increases in such expenses could have a significant materially adverse effect on our business, results of operations, financial condition, or cash flows.

Conflicting views on environmental and societal matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Certain stakeholders have pressured companies on initiatives relating to environmental and societal matters, including environmental stewardship, social responsibility, and corporate governance. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to such matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable environmental and societal ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price. Further, standards for tracking and reporting environmental and societal matters continue to evolve, and our reporting may not match stakeholder expectations.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers, and the resale values of the tractors and trailers have not always increased to the same extent. Prices have increased in the past and may continue to increase, due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines, (iii) the pricing discretion of equipment manufacturers, (iv) increased demand for equipment due to a more favorable freight market, and (v) proposed changes in tariffs and other trade policies. In addition, we have equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment. Compliance with governmental regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons, and the future use of autonomous tractors and alternative fuel could increase the price of new tractors and decrease the value of used, non-autonomous tractors. As a result, we expect to continue to pay steady to increased prices for equipment and incur additional expenses for the foreseeable future. In addition, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of raw materials, other key components or labor. A decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. In recent years some tractor and trailer manufacturers experienced periodic shortages of certain component parts and supplies, including semiconductor chips, forcing such manufacturers to curtail or suspend their production. This led to a lower supply of tractors and trailers and higher prices. An inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation, particularly our maintenance expense, driver retention, and the length of our trade cycle.

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows. During periods of higher used equipment values, we have recognized significant gains on the sale of our used tractors and trailers, in part because of a strong used equipment market and our historical practice of capitalizing on changes in the used equipment market. Conversely, during periods of lower used equipment values, we may generate lower gains on sale, or even losses, or we may have to record impairments of the carrying value of our equipment, any of which would reduce our earnings and cash flows, and could adversely impact our liquidity and financial condition. Alternatively, we could decide, or be forced, to operate our equipment longer, outside of warranty, which could negatively impact maintenance and repairs expense, customer service, and driver satisfaction. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition, and results of operations. In 2022 through 2025, we experienced a softened used equipment market.

We could determine that our goodwill and other intangible assets are impaired, thus recognizing a related loss.

As of December 31, 2025, we had goodwill of $322.6 million and other intangible assets of $69.5 million. We evaluate our goodwill and other intangible assets for impairment. In 2025, the decision to unify CFI with Heartland Express resulted in $19.0 million of impairment charges related to the CFI trade name. We could recognize additional impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

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

Our effective tax rate may be adversely impacted by, among other things, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. The OBBBA was signed into law in 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. Additionally, President Trump has indicated a desire to potentially amend the federal tax laws further. Until any changes are passed into law we will not know if such changes, if any, will have a materially adverse effect on our financial results and financial position. At December 31, 2025, the Company had a total deferred income tax liability of $133.6 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted federal tax laws. Any changes to the federal tax laws are likely to have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

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

The VPs of IT are responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our VPs of IT have extensive experience leading cybersecurity oversight. Others on our IT security team have cybersecurity experience or certifications that further support these efforts. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least annually and have access to more frequent cybersecurity trainings through online trainings. We employ ongoing random testing of phishing and other cybersecurity threats across our entire employee base on a weekly basis with follow-up communication on results of these tests to members of management. Failures of these random tests require team re-training efforts.

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

The following table provides information regarding our terminal facilities with shop and maintenance, fueling services or other significant operations:

Company Location	Office	Shop	Fuel	Owned or Leased
Albany, Georgia	No	Yes	No	Owned
Alvarado, Texas (2)	Yes	Yes	Yes	Owned
Atlanta, Georgia	Yes	Yes	Yes	Owned
Black River Falls, Wisconsin	Yes	Yes	No	Owned
Carlisle, Pennsylvania	Yes	Yes	Yes	Owned
Cartersville, Georgia	Yes	Yes	Yes	Owned
Chester, Virginia	Yes	Yes	Yes	Owned
Columbus, Ohio	Yes	Yes	Yes	Owned
Eden, North Carolina	Yes	Yes	No	Owned
Frederick, Colorado	Yes	Yes	Yes	Owned
Jacksonville, Florida	Yes	Yes	Yes	Owned
Joplin, Missouri	Yes	Yes	Yes	Owned
Kingsport, Tennessee	Yes	Yes	Yes	Owned
Laredo, Texas	Yes	Yes	Yes	Owned
Medford, Oregon	Yes	Yes	Yes	Owned
Mt. Juliet, Tennessee	Yes	Yes	Yes	Owned
North Liberty, Iowa (1)	Yes	Yes	Yes	Owned
Nuevo Laredo, Mexico	Yes	No	No	Owned
Phoenix, Arizona	Yes	Yes	Yes	Owned
Pontoon Beach, Illinois	Yes	Yes	No	Owned
Richfield, Wisconsin	Yes	Yes	No	Owned
Ridgeway, Virginia	Yes	No	Yes	Owned
Roaring Spring, Pennsylvania	Yes	Yes	Yes	Owned
Sanford, Florida	Yes	No	No	Owned
Tacoma, Washington	Yes	Yes	Yes	Owned
Trenton, Ohio	Yes	Yes	No	Owned
West Memphis, Arkansas	Yes	No	Yes	Owned
(1) Corporation headquarters.
(2) Two separate facilities with one currently occupied.

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

As of February 18, 2026, we had 367 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of our shares of record are held by brokers or dealers for their customers in street names.

Dividend Policy

We currently intend to continue the quarterly cash dividend program. However, future payments of cash dividends will depend upon our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by the Board of Directors.

During 2025, 2024, and 2023 the Company paid regular quarterly dividends totaling $0.08 per share for the year.

Stock Repurchase

We have a stock repurchase program with 4.8 million shares remaining authorized for repurchase as of December 31, 2025. There were 1.2 million shares repurchased in the open market during the year ended December 31, 2025 while 0.6 million shares were repurchased in 2024.

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

Overview

We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico. Our consolidated average length of haul is under 400 miles. We focus on providing high quality service to targeted customers with a high density of freight in our operating areas. We also offer truckload temperature-controlled transportation services and Mexico logistics services, which are not significant to our consolidated operations. We generally earn revenue based on the number of miles per load delivered and the revenue per mile or per load paid. We operate our consolidated operations under the brand names of Heartland Express, Millis Transfer, Smith Transport, and CFI (for services within Mexico). We manage our business based on overall corporate operating goals and objectives that are the same for all of our brands. Our Chief Operating Decision Maker (“CODM”), our CEO and President, evaluates the operational efficiencies of our transportation services, operating performance and asset allocation on a combined basis based on consolidated operating goals and objectives. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as well. We believe the keys to success are maintaining high levels of customer service and safety, which are predicated on the availability of experienced drivers and late-model equipment. We believe that our service standards, safety record, and equipment accessibility have made us a core carrier to many of our major customers, as well as allowed us to build solid, long-term relationships with customers and brand ourselves as an industry leader for on-time service.

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

The challenging freight environment over the past three years, combined with acquisitions of Smith Transport and CFI in 2022, have pressured our financial results to a level below our historical results and management expectations, and also resulted in the incurrence of debt. However, the acquisitions have also allowed us to deliver $0.8 billion and $1.0 billion of operating revenues during 2025 and 2024.

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

In addition to margin progress, we are making strides toward our goal to be debt free. Even in this challenging and prolonged negative operating environment, we continued to generate positive operating cash flows. Since making the acquisitions of CFI and Smith Transport in 2022, we have repaid $337.0 million of debt and capital leases while maintaining a relatively young fleet. From a capital allocation standpoint, we believe we are nearing the place where all alternatives will be equally available once again.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this document can be found in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Developments

In 2025, we generated operating revenues of $805.7 million, including fuel surcharges, net loss of $52.5 million, and basic loss per share of $0.67 on basic weighted average outstanding shares of 77.9 million. This compared to operating revenues of $1.0 billion, including fuel surcharges, net loss of $29.7 million, and basic net loss per share of $0.38 on basic weighted average outstanding shares of 78.7 million in 2024. We posted an 107.1% operating ratio (which represents operating expenses as a percentage of operating revenues) for the year ended December 31, 2025, compared to 101.9% for the same period of 2024, and a 6.5% net loss as a percentage of operating revenues for 2025, compared to 2.8% net loss as a percentage of operating revenues in the same period of 2024. We posted an 104.7% non-GAAP adjusted operating ratio(1) for the year ended December 31, 2025 compared to 101.7% for the same period of 2024. See the “GAAP to Non-GAAP Reconciliation Schedule” below for a reconciliation of our non-GAAP adjusted operating ratio. We had total assets of $1.2 billion and total stockholders' equity of $755.3 million at December 31, 2025. We had a loss on assets of 4.1% and a loss on equity of 6.7% over the year ended December 31, 2025, compared to a loss on assets of 2.1% and a loss on equity of 3.6% respectively, for 2024.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue, operating revenue excluding fuel surcharge revenue, fuel surcharge revenue, operating loss, operating ratio, and adjusted operating ratio reconciliation (a)

	Twelve Months Ended December 31,
	2025	2024
	(in thousands)

Operating revenue	$805,709	$1,047,511
Less: Fuel surcharge revenue	96,627	133,860
Operating revenue excluding fuel surcharge revenue	709,082	913,651

Operating expenses	863,121	1,067,747
Less: Fuel surcharge revenue	96,627	133,860
Less: Amortization of intangibles	5,017	5,017
Less: Impairment of trade name	18,991	—
Adjusted operating expenses	742,486	928,870

Operating loss	(57,412)	(20,236)
Adjusted operating loss	$(33,404)	$(15,219)

Operating ratio	107.1%	101.9%
Adjusted operating ratio	104.7%	101.7%

(a)    Operating revenue excluding fuel surcharge revenue, as reported in this annual report is based upon operating revenue minus fuel surcharge revenue. Adjusted operating (loss) income as reported in this annual report is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue, non-cash amortization expense related to intangible assets, and non-cash impairment of trade name associated with the decision to unify CFI with Heartland Express. Adjusted operating ratio as reported in this annual report is based upon operating expenses, net of fuel surcharge revenue, non-cash amortization expense related to intangible assets, and non-cash impairment of trade name associated with the decision to unify CFI with Heartland Express, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating (loss) income, and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control, and removes other items that, in our opinion, do not reflect our core operating performance. Operating revenue excluding fuel surcharge revenue, adjusted operating (loss) income, and adjusted operating ratio are not substitutes for operating revenue, operating (loss) income, or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating (loss) income, and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating (loss) income, and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Our cash flow provided by operating activities for the twelve months ended December 31, 2025 was $89.3 million or 11.1% of operating revenues, compared to $144.3 million or 13.8% of operating revenues in 2024. During 2025, we used $26.0 million in net investing cash flows, which was the result of net cash used for the purchase of property and equipment. We used $156.2 million to purchase property and equipment and received $129.9 million from the sales of property and equipment. We had net cash of $58.2 million used by financing activities during 2025, including $41.2 million of repayments of finance leases and debt, $10.4 million used to repurchase common stock, and $6.2 million used to pay dividends to our shareholders. As a result, our cash, cash equivalents, and restricted cash increased by $5.2 million during the year ended December 31, 2025 to $31.4 million. Unrestricted cash and cash equivalents increased $5.7 million to $18.5 million.

We operate in a cyclical industry. Freight demand was degraded throughout all of 2023 and continued to be weak during 2024 and 2025. While we believe we are seeing positive signs across the transportation industry to reduce excess capacity, which could lead to a positive shift in customer rate and volume negotiations during 2026, the weak freight environment has extended longer than we previously expected and it remains uncertain when we will see meaningful improvement. We believe that cost improvements and transportation system changes implemented during 2025 will provide a better cost structure and operating visibility to deliver a path toward operating profitability for our consolidated operations over the next twelve months. However, general consumer product output and inventory volatility, consumer demand, the political landscape, potential tariffs, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding future freight demand.

The issue of a decreasing amount of overall qualified CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six to twelve months of over-the-road experience and safe driving records. As discussed under "Drivers, Independent Contractors, and Other Employees " in Part I, Item 1 of this Annual Report, the Company's driver training programs provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. Driver pay, home time, and other amenities have allowed us to maintain driver turnover rates lower than the industry average. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 16% of our driver employees, individually, have achieved 1.0 million safe miles.

Current government focus on English proficiency requirements, as well as reviews of CDL status for non-domiciled drivers, will potentially eliminate some level of driver capacity in our industry. We believe this could help supply and demand dynamics currently being experienced in our industry. However, due to our comprehensive hiring and safety standards, we continue to experience a challenging driver hiring environment.

Growth History and Capital Allocation

In addition to past organic growth through the development of our operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings to address longer length of haul needs from customers, and pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets.

We have historically been a debt free organization although with the acquisition of CFI we incurred debt, but have significantly lowered our debt balance since the acquisition. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. We believe future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

We manage our business primarily based on long-term cash flow generation prospects and return on equity, and we place less emphasis on quarterly earnings per share or short-term revenue volatility. When we are experiencing or expect favorable freight markets, we invest in fleet expansion internally, dependent on our ability to hire drivers that meet our qualifications, and through acquisitions. When freight markets are less favorable, we concentrate our assets on customers offering the most acceptable returns and are willing to shrink our fleet to maintain margins and limit net capital expenditures. We have also deployed available cash opportunistically toward dividends and stock repurchases. However, we expect to focus primarily on paying down the debt resulting from our 2022 acquisitions in 2026. For the periods ended December 31, 2025, our operating cash flows as a percentage of operating revenues five-year average was 15.5%, our three-year average was 13.0%, and most recently for 2025 was 11.1%.

Tractor Strategy and Depreciation

Our CODM makes all revenue equipment purchasing and selling decisions on a combined basis based primarily on age, condition, and current market conditions for the equipment regardless of which legacy fleet the equipment was associated with. Our tractor strategy is important to our goals and differs from the practices of many of our peers. We strive to operate a relatively new fleet to keep operating costs low, improve driver comfort, and enhance dependability. We seek the flexibility to buy and sell tractors (and trailers) opportunistically to capitalize on new and used equipment markets, size our fleet to the volume of attractive freight, and manage cash tax expense. One method we use to accomplish these goals is to depreciate our new tractors (excludes assets acquired through an acquisition) for financial reporting purposes using the declining balance method, in which depreciation is higher in early periods and tapers off in later periods. We believe this method more accurately reflects actual asset values and makes it less likely that we will experience losses on sales at most points during their life cycle. In addition, the decline in depreciation during later periods is typically offset by increased repairs and maintenance expense as the tractors age, which keeps our total operating costs more uniform over the operating life of the equipment. Trailers are depreciated using the straight-line method.

Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. We believe our revenue equipment strategy is sound over the long term. However, it can contribute to volatility in gain on sale of equipment and quarterly earnings per share. At December 31, 2025, our tractor fleet had an average age of 2.6 years and our trailer fleet had an average age of 7.3 years. During 2026, we expect the average age of our tractor fleet to increase while we expect our trailer fleet average age to decrease from the average age at December 31, 2025, based on estimated net capital expenditures in 2026.

Fuel Costs

After Salaries, wages, and benefits and Deprecation and amortization, Fuel expense was our next highest operating cost in 2025. Containment of fuel cost continues to be one of management's top priorities. Average DOE diesel fuel prices per gallon for 2025 and 2024 were $3.66 and $3.76, respectively. The average price per gallon in 2026, through February 23, 2026, was $3.62. Through February 23, 2026, the last time the weekly DOE average was above the $4.00 threshold was the data published April 15, 2024. During this same period the weekly DOE average was never below the $3.00 threshold, marking a period of relatively stable diesel fuel prices. We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel strategies that we believe will effectively manage fuel costs. These initiatives include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	40.8%	40.8%
Rent and purchased transportation	6.4	7.6
Fuel	16.8	16.9
Operations and maintenance	7.8	6.8
Operating taxes and licenses	2.1	1.9
Insurance and claims	7.2	4.9
Communications and utilities	1.1	0.9
Depreciation and amortization	19.7	17.3
Impairment of trade name	2.4	—
Other operating expenses	5.7	5.5
Gain on disposal of property and equipment	(2.9)	(0.7)
	107.1%	101.9%
Operating loss	(7.1)%	(1.9)%
Interest income	0.1%	0.1%
Interest expense	(1.4)%	(1.7)%
Income before income taxes	(8.4)%	(3.5)%
Income tax expense	(1.9)	(0.7)
Net loss	(6.5)%	(2.8)%

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

Operating revenue decreased $241.8 million (23.1%), to $805.7 million for the year ended December 31, 2025 from $1.0 billion for the year ended December 31, 2024. The decrease in revenue was driven by a decrease in trucking and other revenues of $204.6 million and a decrease in fuel surcharge revenue of $37.2 million. The decrease in trucking and other revenues was the result of a weak freight environment leading to a decline in total miles and lower freight rates. The decreased fuel surcharge revenue was the result of decreased miles driven, along with a decrease in average DOE diesel fuel prices of 2.6% during 2025 compared to 2024. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of tractors. The number of tractors is directly affected by the number of available drivers providing capacity to us. The freight rates, earned on miles driven, were generally soft due to weak market conditions and demand for freight services during 2024 and throughout 2025. While we believe we are seeing positive signs across the transportation industry to reduce excess capacity, which could lead to a positive shift in customer rate and volume negotiations during 2026, the weak freight environment has extended longer than we previously expected and it remains uncertain when we will see meaningful improvement.

Our operating revenues are reviewed regularly by our CODM on a combined basis across our operations, due to the similar nature of our service offerings and related similar base pricing structure. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as an additional resource of performance review.

Rent and purchased transportation decreased $28.4 million, to $51.7 million for the year ended December 31, 2025 from $80.1 million for the same period of 2024. The significant decrease resulted from reduced purchased transportation and lower contractor miles associated with the CFI business integration, along with a reduction of leased equipment and terminal facilities. We believe these strategic cost reductions position the Company for profitable operations in an improved freight environment. Currently contractor miles account for less than 2% of our total miles, while at the beginning of 2024 contractor miles accounted for approximately 5% of total miles.

Salaries, wages, and benefits decreased $98.5 million (23.0%), to $329.2 million for the year ended December 31, 2025 from $427.7 million in the 2024 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. With the consistently weak freight environment experienced in 2024 and 2025, salaries, wages, and benefits as a percentage of operating revenues was similar. We continue to evaluate creative ways in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect the qualified driver shortage within the trucking industry to continue to be a challenge in the foreseeable future.

Fuel decreased $42.0 million (23.7%), to $135.2 million for the year ended December 31, 2025 from $177.2 million for the same period of 2024. The decreased fuel was mainly the result of a reduction in miles driven and less significantly a decrease in average DOE diesel fuel prices of 2.6% during 2025 compared to 2024. The average DOE diesel fuel prices per gallon for 2025 and 2024 were $3.66 and $3.76, respectively which represents relative stability of diesel fuel prices. We cannot currently predict whether the trend of relatively stable diesel fuel prices will continue especially given recent conflicts in the Middle East.

Depreciation and amortization decreased $22.3 million (12.3%), to $159.2 million during the year ended December 31, 2025 from $181.5 million in the same period of 2024. The decrease in depreciation and amortization is primarily due to ongoing fleet replacement strategies. We expect depreciation expense in 2026 to be approximately $140 million to $150 million.

Impairment of trade name increased to $19.0 million during the year ended December 31, 2025 as there was no impairment in the same period of 2024. The impairment is a result of the integration and rebranding of the U.S. operations of CFI into Heartland Express.

Operating and maintenance expense decreased $7.9 million (11.1%), to $62.9 million during the year ended December 31, 2025, from $70.8 million in the same period of 2024. The decrease in operating and maintenance costs was the result of a weak freight environment leading to a decline in active units of revenue equipment and a decline in total miles as the average age of our revenue equipment was comparable. At December 31, 2025, the Company’s tractor fleet had an average age of 2.6 years compared to 2.5 years at December 31, 2024. The average age of our trailer fleet was 7.3 years at December 31, 2025 compared to 7.4 years at December 31, 2024. The operating and maintenance expense during 2026 will be impacted by the total miles driven, along with the volume of fleet modernization as newer equipment operating under warranty results in less realized maintenance costs.

Operating taxes and licenses expense decreased $3.1 million (15.3%), to $17.3 million during the year ended December 31, 2025 from $20.4 million in 2024, due to a decrease in number of revenue equipment units (tractors and trailers) licensed in 2025 as compared to 2024. We decreased the number of revenue equipment units due to the soft freight environment.

Insurance and claims expense increased $7.0 million (13.8%), to $57.9 million during the year ended December 31, 2025 from $50.9 million in 2024. The increase is due to unfavorable claim severity and frequency along with insurance cost. The overall cost to insure our operations has increased in recent years due to a lack of insurance capacity across the transportation industry, mainly as a result of the current legal environment. Certain insurance carriers that provide excess insurance coverage currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies. In recent years we have increased retained claim exposure in response to the premium increase trend and added corridor features which have the effect of increasing retained exposure. Our premiums are subject to upward or downward adjustments based on claims experience with the opportunity for net savings if we have positive claims experience in our excess layers. As a result, our insurance and claims expense could likely increase with unfavorable claims experience and will be volatile in future periods.

Other operating expenses decreased $11.5 million (20.1%), to $45.7 million, during the year ended December 31, 2025 from $57.2 million in 2024, due mainly to a reduction of costs stemming from a reduction in freight volume as a result of weak freight demand in combination with expense reduction initiatives.

Gains on the disposal of property and equipment increased $15.9 million, to $23.4 million during the year ended December 31, 2025, from $7.5 million in the same period of 2024. The increase was primarily due to $12.5 million increase in gains on sales of trailer equipment and a $3.9 million increase in gains on sales of tractor equipment. The increase in gains on trailer sales was primarily due to a 87.2% increase in the gains per unit sold in 2025 as compared to 2024. Gains on tractor equipment sales increased as a result of a 24.2% increase in gains per tractor sold. Based on currently agreed upon equipment deals we expect equipment transaction gains to be between $20.0 million to $30.0 million during 2026.

Interest expense decreased $6.1 million (34.6%), to $11.5 million during the year December 31, 2025 from $17.6 million in 2024. The interest expense is made up of $10.9 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.6 million is the result of debt and financing leases assumed through the Smith Transport acquisition. Based on debt repayments made during 2025, along with projected debt paydowns in 2026, we expect interest expense to decrease in 2026.

Our effective tax rate was 23.0% and 19.0% for the years ended December 31, 2025 and 2024, respectively. The change in rate is primarly the result of increased taxable loss not correlated to the change in uncertain tax positions and other adjustments.

Inflation and Fuel Cost

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years there has been an inflation uptick. Significant price increases in original equipment manufacturer revenue equipment has impacted the cost for us to acquire new equipment. While there was a corresponding inflationary impact to prices offered on the sale of our used equipment during prior years, the market for used equipment softened significantly corresponding to the weak freight environment. Inflation has also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. The cost of parts and equipment have the potential for further increases due to tariffs. The continued qualified driver shortage experienced by the trucking industry has had the effect of increasing compensation paid to drivers. Significant inflation has been experienced in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Further, innovations in equipment technology, EPA mandated new engine emission requirements and driver comfort have also resulted in higher tractor prices. We have the ability to limit new equipment purchases given our average age of revenue equipment, particularly our tractor fleet, is in the top tier of our industry. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts. Over the long term, general economic growth and industry supply and demand conditions have allowed rate increases, although the rate increases received have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect our operating results and profitability. We have attempted to limit the effects of increases in fuel prices through certain cost control efforts and our fuel surcharge program. We impose fuel surcharges on substantially all accounts. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges for fuel and higher rates for operating taxes, these arrangements generally do not fully protect us from short-term fuel price increases or continued rising price environments. These arrangements also may prevent us from receiving the full benefit of any fuel price decreases. Additionally, we are not able to recover fuel surcharge on empty miles, out of route miles, or fuel used in idling. Empty miles, out of route miles and idling have been elevated as a result of lower freight demand.

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through December 31, 2025, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at December 31, 2025 and have been in compliance since the inception of the Credit Facilities.

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

We had $151.9 million outstanding on the Term Facility and no outstanding borrowings under the Revolving Facility at December 31, 2025. Outstanding letters of credit associated with the Revolving Facility at December 31, 2025 were $11.2 million. As of December 31, 2025 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.5%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $7.9 million was outstanding at December 31, 2025 (the "Smith Debt"). The Smith Debt has $4.1 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $3.8 million are finance lease obligations with a weighted average interest rate of 4.3% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from January 2026 to April 2026 with the weighted average remaining lease term of 0.2 years.

At December 31, 2025, we had $18.5 million in cash and cash equivalents, $156.0 million in outstanding debt, $3.8 million in finance lease liabilities, $1.6 million in operating lease obligations, and $88.8 million available borrowing capacity on the Revolving Facility.

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

Operating cash flow for 2025 was $89.3 million compared to $144.3 million for 2024. This $55.0 million decrease was primarily due to a $36.7 million decrease in net income net of non-working capital adjustment items along with $18.3 million less cash provided by working capital items. Cash flow from operating activities was 11.1% of operating revenues for the year ended December 31, 2025, compared to 13.8% for the same period of 2024.

Cash flows used in investing activities were $26.0 million during 2025, representing a decrease in cash used of $20.5 million compared to cash flows used in investing activities of $46.5 million during 2024. The decrease in cash used in investing activities was mainly the result of less net cash used for property and equipment in 2025. We currently do not anticipate net capital expenditures for revenue equipment and terminal properties in 2026 to be significantly different than 2025.

Cash flows used in financing activities decreased $54.5 million in 2025 compared to 2024. The $58.2 million used in financing activities during 2025 included $41.2 million of repayments of finance leases and debt, $10.4 million repurchases of common stock, and $6.2 million used to pay dividends to our shareholders. In 2024, $112.7 million used in financing activities included $100.3 million used for repayments of finance leases and debt, $7.3 million to repurchase common stock, and $4.7 million to pay dividends.

We have a stock repurchase program with 4.8 million shares remaining authorized for repurchase as of December 31, 2025 and the program has no expiration date. There were 1.2 million shares repurchased in the open market during the year ended December 31, 2025 while there were 0.6 million shares repurchased during 2024. While we are paying down the debt, we do not currently expect to repurchase a significant volume of shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will depend on market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.
We had net payments of 9.3 million and 15.6 million for income taxes, net of refunds, for the years ended December 31, 2025 and 2024. The reduction in taxes paid during the year ended December 31, 2025 is primarily due to 100% bonus depreciation being made permanent in 2025 reducing the current year tax liability.

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

Contractual Obligations and Commercial Commitments

The Company's material cash requirements include the following contractual obligations and commercial commitments at December 31, 2025.

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Purchase obligations (1)	$34.6	$34.6	$—	$—	$—
Obligations for unrecognized tax benefits (2)	5.4	—	—	—	5.4
	$40.0	$34.6	$—	$—	$5.4

(1)	Relates mainly to our commitment on revenue equipment purchases, net of estimated sale values of tractor equipment where we have contracted values for used equipment.
(2)
Obligations for unrecognized tax benefits represent potential liabilities and includes interest and penalties. We are unable to reasonably determine when these amounts will be settled. See below for a detailed discussion of our unrecognized tax benefits.

At December 31, 2025, we had a total of $4.5 million in gross unrecognized tax benefits included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2025. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million at December 31, 2025, and is included in long-term income taxes payable within the consolidated balance sheet. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable, or when a position is settled. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the obligations for unrecognized tax benefits is as follows:

December 31, 2025
(in thousands)
Gross unrecognized tax benefits	$4,480
Accrued penalties and interest associated with the unrecognized tax benefits (net of benefit of interest deduction)	948
Obligations for unrecognized tax benefits	$5,428

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

The most significant accounting policies and estimates that affect the financial statements include the following:

Revenue equipment estimated useful lives and salvage values

Of our total miles, 98% come from company drivers operating the Company's revenue equipment. Management estimates the useful lives of revenue equipment based on estimated period of use for the asset. It has been our historical practice to buy new tractor and trailer equipment directly from manufacturers. Tractors and trailers are depreciated using the declining balance method for new tractors (excludes assets acquired in an acquisition) and straight-line method, respectively, over the estimated useful life down to an estimated salvage value. Management believes this is the best matching of depreciation expense with the decline in estimated tractor and trailer values based on the use of the tractor and trailers. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. Depreciable lives of tractors and trailers are 5 and 7 years, respectively, when purchased new. Management estimates the useful lives on tractors based on average miles per truck per year as well as manufacturer warranty periods. We have not historically run tractors outside of manufacturer warranty periods. Management estimates the useful lives of trailers based on manufacturer warranty periods as well as our internal maintenance programs. Estimates of salvage value are based upon the expected market values of equipment at the end of the expected useful life. A key component to expected market values of equipment is our historical maintenance programs which in management's opinion are critical to the resale value of equipment. Management selects depreciation methods that it believes most accurately reflects the timing of benefit received from the applicable assets. It is reasonably likely that changing revenue equipment markets could result in a change in depreciable life or salvage value estimate. Management believes that a change in estimate will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate would impact depreciation and amortization in the consolidated statements of comprehensive income and revenue equipment in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Auto Liability and Workers’ Compensation Claims Reserve

The Company is self-insured for a portion of the risk related to auto liability and workers' compensation. Management estimates accruals for the self-insured portion of pending accident liability and workers’ compensation claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends, utilizing the facts and circumstances known on the applicable balance sheet date. The accruals are made up of individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon past experience. Auto liability and workers' compensation unpaid liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. Industry development as well as our historical case results are used to determine development of individual case claims. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The ultimate resolution of these claims may be for an amount significantly different than the amount estimated by management and case reserves are continually adjusted as new or revised information becomes available on the status of each claim. There is a high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in estimating the total costs to settle or for defense against these claims. These liabilities are undiscounted and represent management's best estimate of our ultimate obligations. The actual cost to settle self-insured claims liabilities may differ from the Company's reserve estimates due to legal costs, claims and information on known claims that have been incurred but not reported as well as various other uncertainties. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 31, 2025. Management believes that the ultimate resolution of these claims will not significantly affect the long-term financial condition of the Company or its ability to fund its continuing operations. A change in estimate could impact salaries, wages and benefits (workers compensation) or insurance and claims (auto liability) in the consolidated statements of comprehensive income and insurance accruals in the consolidated balance sheets. We have not had any material changes to our estimate methodology in the past three years.

Goodwill and other intangibles valuation

Goodwill is not subject to amortization and is tested for impairment, together with indefinite lived intangible assets, annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company has performed its annual impairment test as of October 1, however beginning with the year ended December 31, 2026, the Company has elected to change its annual impairment test to November 1. The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of each reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of each reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. Fair value estimates are determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value. We may also engage independent valuation specialists to assist in the fair value calculations. During 2025 we engaged valuation specialists to assist us in determining the fair value of goodwill and intangible assets. While we use our best estimates and assumptions, our fair value estimates are inherently uncertain. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets can significantly affect net income. In 2025, the decision to unify CFI with Heartland Express resulted in $19.0 million of impairment charges related to the CFI trade name.

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

Interest Rate Risk

We had $156.0 million debt outstanding and $3.8 million in finance lease liabilities at December 31, 2025. Of the total $159.8 million of debt and finance lease liabilities outstanding, $151.9 million is subject to variable interest rates and the remainder is at fixed annual interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the SOFR plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given we have outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive an increase of $1.5 million in interest expense annually based on our current amount of debt outstanding that is subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risk primarily with respect to purchases of fuel and rubber. We have fuel surcharge agreements with most customers that enable us to pass through most long-term price increases therefore limiting our exposure to commodity price risk. Fuel surcharges that can be collected do not always fully offset an increase in the cost of fuel as we are not able to pass through fuel costs associated with out-of-route miles, empty miles, and tractor idle time. Based on our actual fuel purchases for 2025, assuming miles driven, fuel surcharges as a percentage of revenue, percentage of unproductive miles, and miles per gallon remained consistent with 2025 amounts, a $1.00 increase in the average price of fuel per gallon, year over year, would decrease our income before income taxes by approximately $12.6 million. We use a significant amount of tires to maintain our revenue equipment. We are not able to pass through 100% of price increases from tire suppliers due to the severity and timing of increases and current rate environment. Historically, we have sought to minimize tire price increases through bulk tire purchases from our suppliers. Based on our tire purchases for 2025, a 10% increase in the price of tires would increase our tire purchase expense by $2.2 million, resulting in a corresponding decrease in income before income taxes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the twelve months ended December 31, 2025 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

The remaining information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company's 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), and is incorporated herein by reference.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company's securities by directors, officers and employees, and the Company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

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

The following table summarizes, as of December 31, 2025, information about the 2021 Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Stock Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	46,125	—	189,923
Total	46,125	—	189,923

Column (a) represents unvested restricted stock awards outstanding under the 2021 Plan as of December 31, 2025. The weighted average stock price on the date of grant for outstanding restricted stock awards was $11.09, which is not reflected in column (b), because restricted stock awards do not have an exercise price. Column (c) represents the maximum aggregate number of shares of restricted stock that can be issued under the 2021 Plan as of December 31, 2025. We do not have any equity compensation plans that were not approved by stockholders.

The remaining information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements and Schedules.

2.  Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves - Years ended December 31, 2025, 2024, and 2023	S-1

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

(b)           Exhibits.  The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, for the quarter ended September 30, 2017.
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2019.
10.1#	Heartland Express, Inc. 2011 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed June 13, 2011.
10.2#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2006.
10.3#	Form Award Notice under the 2021 Restricted Stock Award Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2024.
10.4#	Heartland Express, Inc. 2021 Restricted Stock Award Plan. Incorporated by reference to Appendix A to the Company’s Schedule 14A filed April 2, 2021.
10.5	Credit Agreement, dated August 31, 2022, by and among Heartland Express, Inc., Heartland Express, Inc. of Iowa, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2022.
19	Insider Trading Policy. Incorporated by reference to Exhibit 19 to the Company’s Form 10-K for the year ended December 31, 2024.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy. Incorporated by reference to Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	March 2, 2026	By: /s/ Michael J. Gerdin
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

Signature	Title	Date

/s/ Michael J. Gerdin	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Michael J. Gerdin

/s/ Christopher A. Strain	Vice President of Finance, Treasurer, and Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2026
Christopher A. Strain

/s/ Benjamin J. Allen	Director	March 2, 2026
Benjamin J. Allen

/s/ Amanda M. Hupfeld	Director	March 2, 2026
Amanda M. Hupfeld

/s/ Brenda M. Lantz	Director	March 2, 2026
Brenda M. Lantz

/s/ David P. Millis	Director	March 2, 2026
David P. Millis

/s/ Brenda S. Neville	Director	March 2, 2026
Brenda S. Neville

/s/ James G. Pratt	Director	March 2, 2026
James G. Pratt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2026 expressed an unqualified opinion.

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
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heartland Express, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heartland Express, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 2, 2026

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ASSETS	December 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$18,475	$12,812
Trade receivables, net	74,172	91,620
Prepaid tires	11,626	10,428
Other current assets	9,181	12,554
Income tax receivable	1,146	2,034
Total current assets	114,600	129,448
PROPERTY AND EQUIPMENT
Land and land improvements	119,821	120,392
Buildings	171,513	150,583
Furniture and fixtures	6,679	6,818
Shop and service equipment	20,353	21,127
Revenue equipment	828,987	975,872
Construction in progress	1,340	9,188
	1,148,693	1,283,980
Less accumulated depreciation	481,471	519,573
Property and equipment, net	667,222	764,407
GOODWILL	322,597	322,597
OTHER INTANGIBLES, NET	69,512	93,520
DEFERRED INCOME TAXES, NET	1,353	946
OTHER ASSETS	14,686	15,408
OPERATING LEASE RIGHT OF USE ASSETS	1,647	7,866
	$1,191,617	$1,334,192
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,479	$35,370
Compensation and benefits	25,061	27,003
Insurance accruals	31,437	23,518
Long-term debt and finance lease liabilities - current portion	5,714	9,041
Operating lease liabilities - current portion	1,330	6,115
Other accruals	13,143	18,512
Total current liabilities	110,164	119,559
LONG-TERM LIABILITIES
Income taxes payable	5,427	6,226
Long-term debt and finance lease liabilities less current portion	154,059	191,707
Operating lease liabilities less current portion	317	1,751
Deferred income taxes, net	133,629	158,374
Accident and work comp accruals less current portion	32,702	33,976
Total long-term liabilities	326,134	392,034
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2025 and 2024; outstanding 77,445 and 78,519 in 2025 and 2024, respectively	907	907
Additional paid-in capital	2,979	3,175
Retained earnings	965,405	1,024,081
Treasury stock, at cost; 13,244 and 12,170 shares in 2025 and 2024, respectively	(213,972)	(205,564)
	755,319	822,599
	$1,191,617	$1,334,192
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2025	2024	2023

OPERATING REVENUE	$805,709	$1,047,511	$1,207,458

OPERATING EXPENSES
Salaries, wages and benefits	329,158	427,748	474,803
Rent and purchased transportation	51,670	80,056	112,749
Fuel	135,221	177,232	212,228
Operations and maintenance	62,918	70,793	63,358
Operating taxes and licenses	17,300	20,414	21,804
Insurance and claims	57,897	50,869	45,278
Communications and utilities	8,552	9,447	10,508
Depreciation and amortization	159,198	181,523	199,039
Impairment of trade name	18,991	—	—
Other operating expenses	45,662	57,173	66,393
Gain on disposal of property and equipment	(23,446)	(7,508)	(41,087)
	863,121	1,067,747	1,165,073

Operating (loss) income	(57,412)	(20,236)	42,385

Interest income	774	1,143	1,655

Interest expense	(11,490)	(17,582)	(24,187)

(Loss) income before income taxes	(68,128)	(36,675)	19,853

Federal and state income tax (benefit) expense	(15,675)	(6,953)	5,078

Net (loss) income	$(52,453)	$(29,722)	$14,775
Other comprehensive income, net of tax	—	—	—
Comprehensive (loss) income	$(52,453)	$(29,722)	$14,775

Net (loss) income per share
Basic	$(0.67)	$(0.38)	$0.19
Diluted	$(0.67)	$(0.38)	$0.19

Weighted average shares outstanding
Basic	77,877	78,733	79,010
Diluted	77,935	78,775	79,079

Dividends declared per share	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, January 1, 2023	$907	$4,165	$1,051,641	$(201,236)	$855,477
Net income	—	—	14,775	—	14,775
Dividends on common stock, $0.08 per share	—	—	(6,322)	—	(6,322)
Stock-based compensation, net of tax	—	362	—	968	1,330
Balance, December 31, 2023	907	4,527	1,060,094	(200,268)	865,260
Net loss	—	—	(29,722)	—	(29,722)
Dividends on common stock, $0.08 per share	—	—	(6,291)	—	(6,291)
Repurchases of common stock	—	—	—	(7,281)	(7,281)
Stock-based compensation, net of tax	—	(1,352)	—	1,985	633
Balance, December 31, 2024	907	3,175	1,024,081	(205,564)	822,599
Net loss	—	—	(52,453)	—	(52,453)
Dividends on common stock, $0.08 per share	—	—	(6,223)	—	(6,223)
Repurchases of common stock	—	—	—	(10,395)	(10,395)
Stock-based compensation, net of tax	—	(196)	—	1,987	1,791
Balance, December 31, 2025	$907	$2,979	$965,405	$(213,972)	$755,319

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
OPERATING ACTIVITIES	2025	2024	2023
Net (loss) income	$(52,453)	$(29,722)	$14,775
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	159,198	181,523	199,039
Impairment of trade name	18,991	—	—
Deferred income taxes	(25,152)	(30,199)	(18,081)
Stock-based compensation expense	2,156	1,040	1,620
Debt-related amortization	175	1,053	1,069
Gain on disposal of property and equipment	(23,446)	(7,508)	(41,087)
Changes in certain working capital items (net of acquisition):
Trade receivables	17,448	11,120	37,079
Prepaid expenses and other current assets	1,822	3,762	9,065
Accounts payable, accrued liabilities, and accrued expenses	(9,514)	5,200	(30,998)
Accrued income taxes	89	8,079	(7,214)
Net cash provided by operating activities	89,314	144,348	165,267
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	129,917	62,993	137,319
Purchases of property and equipment, net of trades	(156,168)	(109,536)	(208,596)
Change in other assets	251	4	3,410
Net cash used in investing activities	(26,000)	(46,539)	(67,867)
FINANCING ACTIVITIES
Cash dividends paid	(6,243)	(4,721)	(6,322)
Shares withheld for employee taxes related to stock-based compensation	(365)	(407)	(290)
Repayments on finance leases and debt	(41,150)	(100,304)	(114,078)
Repurchases of common stock	(10,395)	(7,281)	—
Net cash used in financing activities	(58,153)	(112,713)	(120,690)
Net increase (decrease) in cash and cash equivalents	5,161	(14,904)	(23,290)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	26,284	41,188	64,478
End of period	$31,445	$26,284	$41,188
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$12,161	$17,742	$22,444
Cash paid during the period for income taxes, net of refunds	$9,302	$15,642	$30,135
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$10,734	$3,307	$3,912
Sold revenue equipment and property in other current assets	$547	$864	$2,516
Common stock dividends declared in accounts payable	$1,550	$1,570	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$8,236

	Year Ended December 31,
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2025	2024	2023
Cash and cash equivalents	$18,475	$12,812	$28,123
Restricted cash included in other current assets	$249	$280	$332
Restricted cash included in other assets	$12,721	$13,192	$12,733
Total cash, cash equivalents and restricted cash	$31,445	$26,284	$41,188

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Business

Heartland Express, Inc. is a holding company incorporated in Nevada, which directly or indirectly owns all of the stock of the following legal entities: Heartland Express, Inc. of Iowa, Heartland Express Services, Inc., Heartland Express Maintenance Services, Inc. (collectively, "Heartland Express"), and Midwest Holding Group, LLC and Millis Transfer, LLC (together, "Millis Transfer"), and Smith Transport, LLC ("Smith Transport"), and certain Mexican entities. Effective December 31, 2025, we integrated and rebranded U.S. operations of Contract Freighters, Inc. ("CFI") into Heartland Express. Effective December 31, 2024, Franklin Logistics, LLC was merged into Smith Transport, LLC. Effective December 31, 2023, Smith Trucking, Inc. was merged into Smith Transport, Inc. Further, effective December 31, 2023 Smith Transport, Inc. and Franklin Logistics, Inc. were converted to Smith Transport, LLC and Franklin Logistics, LLC, respectively. We, together with our subsidiaries, are a short, medium, and long-haul truckload carrier and transportation services provider. We primarily provide nationwide asset-based dry van truckload service for major shippers across the United States, along with cross-border freight and other transportation services offered through third party partnerships in Mexico.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. The Company has deposits that potentially subject it to concentration of credit risk consisting of cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2025, the Company had deposits over the FDIC insured limit, with the largest excess at any financial institution amounting to $13.5 million in excess of the FDIC insured limit. At December 31, 2025 and 2024, restricted and designated cash and investments totaled $13.0 million and $13.5 million, respectively. At December 31, 2025, $0.3 million was included in other current assets and $12.7 million was included in other non-current assets in the consolidated balance sheets. At December 31, 2024, $0.3 million was included in other current assets and $13.2 million was included in other non-current assets in the consolidated balance sheets. The restricted and designated funds represent funds that are earmarked for a specific purpose and not for general business use.

Investments

Fixed income investments of $0.2 million and $0.9 million at December 31, 2025 and 2024, respectively, are stated at amortized cost, are classified as held-to-maturity and are included in restricted cash in other assets presented as non-current. The fixed income securities have maturities ranging from March 2026 to July 2028. Investment income on our mix of held-to-maturity fixed income investments is primarily exempt from federal income taxes and is recognized as earned.

Trade Receivables

The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment based on the credit terms for customer accounts which are predominantly on a net 30 day basis. We use our write off history and our knowledge of uncollectible accounts in estimating the allowance for credit losses. We review the adequacy of our allowance for credit losses on a monthly basis. We are aggressive in our collection efforts resulting in a low number of write-offs annually. Conditions that would lead an account to be considered uncollectible include customers filing bankruptcy and the exhaustion of all practical collection efforts. We will use the necessary legal recourse to recover as much of the receivable as is practical under the law. Allowance for credit losses was $1.5 million and $2.2 million at December 31, 2025 and 2024, respectively.

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

On December 9, 2025, the Company announced the integration of the U.S. operations of CFI into Heartland Express. This change in facts and circumstances was a triggering event for evaluation of the CFI trade name intangible valuation. In addition to the evaluation of the specific CFI trade name asset, we also tested goodwill and indefinite lived intangible assets for impairment coinciding with the triggering event. As a result of the integration and rebranding of the U.S. operations of CFI into Heartland Express we recognized a CFI trade name impairment of $19.0 million during the year ended December 31, 2025. The fair value measurement of the CFI trade name required use of level 3 inputs utilizing the relief from royalty valuation measurement approach. There were no impairment charges recognized during the years ended December 31, 2024, and 2023.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, held-to-maturity investments and accounts payable, which are recorded at cost, approximate fair value based on the short-term nature and high credit quality of these financial instruments.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs are included in other operating expenses in the consolidated statements of comprehensive income. Advertising expense was $3.0 million, $4.3 million, and $5.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Goodwill

Goodwill is not subject to amortization and is tested for impairment, together with indefinite lived intangible assets, annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company has performed its annual impairment test as of October 1, however beginning with the year ending December 31, 2026 the Company has elected to change its annual impairment test to November 1. This change is desirable as it will result in the analysis occurring closer to our fiscal year end. Also, as a result of the December 9, 2025 announcement of the integration of U.S. operations of CFI into Heartland Express we had an impairment triggering event of the CFI trade name intangible valuation. In addition to the evaluation of the specific CFI trade name asset, we also tested goodwill and indefinite lived intangible assets for impairment coinciding with the triggering event. As a result changing our annual impairment analysis date to November 1 will still ensure that less than 12 months will pass between annual impairment testing dates.

The Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of each reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of each reporting unit is less than its carrying amount, then the Company performs a full fair value assessment of identifiable net assets to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. As of October 1, 2025, the Company’s assessment of qualitative factors informed its conclusion that a goodwill impairment did not occur. The significant qualitative factors considered include the Company’s continued strong cash flow. Our reporting units had fair value in excess of their carrying value. Management determined that no goodwill impairment charge was required for the years ended December 31, 2025, 2024, and 2023.

Other Intangibles, Net

Other intangibles, net consists of a trade name, covenants not to compete, and customer relationships. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. We periodically evaluate both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable in addition to our annual impairment test discussed in the Goodwill section above. As a result of the integration and rebranding of the U.S. operations of CFI into Heartland Express we recognized a CFI trade name impairment of $19.0 million during the year ended December 31, 2025. Management determined that no impairment charge was required for the years ended December 31, 2024, and 2023.

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

Health insurance accruals reflect the estimated cost of health related claims, including estimated expenses incurred but not reported. The cost of health insurance and claims are included in salaries, wages and benefits in the consolidated statements of comprehensive income. Health insurance accruals of $6.5 million and $11.0 million are included in other accruals in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. The Company’s average length of haul is under 400 miles per trip and each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.9 million and $1.6 million as of December 31, 2025 and 2024, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2025 and 2024.

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

(Loss) Earnings per Share

Basic (loss) earnings per share are based upon the weighted average common shares outstanding during each year. Diluted (loss) earnings per share is based on the basic weighted (loss) earnings per share with additional weighted common shares for common stock equivalents. During the years ended December 31, 2025, 2024, and 2023, we granted restricted shares of common stock to certain employees and Directors, under the Company's restricted stock award plans. A reconciliation of the numerator (net (loss) income) and denominator (weighted average number of shares outstanding) of the basic and diluted (loss) earnings per share for 2025, 2024, and 2023 is as follows (in thousands, except per share data):

	2025
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(52,453)	77,877	$(0.67)
Effect of restricted stock	—	58
Diluted loss per share	$(52,453)	77,935	$(0.67)

	2024
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(29,722)	78,733	$(0.38)
Effect of restricted stock	—	42
Diluted loss per share	$(29,722)	78,775	$(0.38)

	2023
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share	$14,775	79,010	$0.19
Effect of restricted stock	—	69
Diluted earnings per share	$14,775	79,079	$0.19

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We have not recorded a valuation allowance against any deferred tax assets at December 31, 2025 and 2024. In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This standard also requires certain disaggregated disclosures related to income from continuing operations, income tax expense, and income taxes paid. We adopted this standard effective January 1, 2025 on a prospective basis. Adoption of this standard resulted in changes to the effective tax rate reconciliation as reflected in Note 8 Income Taxes.

Note 2.  Concentrations of Credit Risk and Major Customers

Our major customers represent primarily the consumer goods, appliances, food products and automotive industries. Credit is granted to customers on an unsecured basis. Our five largest customers accounted for approximately 32%, 26%, and 22% of operating revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Our five largest customers accounted for approximately 29% of gross accounts receivable as of December 31, 2025 and 2024.

There was one customer that exceeded 10% of operating revenues for the year ended December 31, 2025. This customer had accounts receivable of $8.9 million as of December 31, 2025 and was the only customer that exceeded 10% of gross accounts receivable. There were no customers that exceeded 10% of operating revenues for the years ended 2024 and 2023, respectively and no customers exceeded 10% of gross accounts receivable as of 2024.

Note 3. Revenue Recognition

Total revenues recorded were $805.7 million, $1,047.5 million, and $1,207.5 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. Fuel surcharge revenues were $96.6 million, $133.9 million, and $173.8 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. As a result of the CFI acquisition we acquired outsourcing of certain loads to third-party carriers in the U.S. and Mexico. During the twelve months ended December 31, 2025 the Company only outsourced certain loads to third-party carriers in Mexico. The Company is a principal in these arrangements resulting in revenue associated with these contracts being recorded on a gross basis. The primary responsibility to meet the customer's requirements is maintained by the Company as the party performing billing, collection and pricing negotiations with the customer. The Company is also responsible for selecting third-party transportation providers that satisfy our premium customer service requirements. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income collectively represented $58.1 million, $78.0 million, and $94.8 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. Included in the accessorial, brokerage and other revenues is $31.3 million and $31.8 million of logistics revenue within Mexico for the twelve months ended December 31, 2025 and 2024, respectively. We have property and equipment in Mexico in support of these operations with a net book value of $1.1 million as of December 31, 2025, which are the company's only foreign long-lived assets.

Note 4. Intangible Assets and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The $69.5 million of other intangibles, net recorded in the consolidated balance sheet at December 31, 2025 includes $12.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $56.9 million finite lived intangible assets, net. As a result of the integration and rebranding of the U.S. operations of CFI into Heartland Express we recognized a CFI trade name impairment of $19.0 million which was the only change in the gross amount of identifiable intangible assets during the twelve months ended December 31, 2025.

Amortization expense of $5.0 million, $5.0 million and $5.2 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income.

Intangible assets subject to amortization consisted of the following at December 31, 2025 and 2024:

	2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$21,274	$54,562
Trade name	0.5-10	12,900	11,140	1,760
Covenants not to compete	1-10	5,839	5,282	557
		$94,575	$37,696	$56,879

	2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$16,955	$58,881
Trade name	0.5-10	12,900	10,660	2,240
Covenants not to compete	1-10	5,839	5,064	775
		$94,575	$32,679	$61,896

Future amortization expense for intangible assets is estimated at $5.0 million for 2026, $5.0 million for 2027, $4.9 million for 2028, $4.7 million for 2029, $4.3 million for 2030, and $33.0 million in total thereafter.

There were no changes in the carrying amount of goodwill during the twelve months ended December 31, 2025 and 2024.

Note 5.  Long-Term Debt

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments made through December 31, 2025, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at December 31, 2025 and have been in compliance since the inception of the Credit Facilities.

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

We had $151.9 million outstanding on the Term Facility and no outstanding borrowings under the Revolving Facility at December 31, 2025. Outstanding letters of credit associated with the Revolving Facility at December 31, 2025 were $11.2 million. As of December 31, 2025, the Revolving Facility available for future borrowing was $88.8 million. As of December 31, 2025 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.5%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment of which $7.9 million was outstanding at December 31, 2025 (the "Smith Debt"). The Smith Debt has $4.1 million of outstanding principal and is made up of installment notes with a weighted average interest rate of 4.4% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from February 2027 to January 2029, secured by related revenue equipment. The remaining Smith Debt of $3.8 million are finance lease obligations with a weighted average interest rate of 4.3% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from January 2026 to April 2026 with the weighted average remaining lease term of 0.2 years.

The annual maturities of long term debt are as follows:

(in thousands)
2026	$1,913
2027	153,479
2028	569
2029	11
2030	—
Thereafter	$—
Total outstanding principle	$155,972
Less: amounts payable within one year	$1,913
Total long-term debt	$154,059

Note 6.  Lease Obligations

Operating lease right-of-use assets associated with terminal leases and revenue equipment was $1.6 million and $7.9 million as of December 31, 2025 and 2024, respectively. The revenue equipment operating lease right-of-use assets are Smith Transport leases entered into before the May 31, 2022 acquisition. The equipment and property operating leases have a weighted average interest rate of 5.1% at December 31, 2025, due in monthly installments with final maturities at various dates ranging from January 2026 to April 2027 with the weighted average remaining lease term of 1.2 years. See Note 5 Long-Term Debt for additional details on the finance leases.

Operating lease cost is recorded in rent and purchased transportation, finance lease interest expense is recorded in interest expense, and finance lease equipment depreciation is recorded in depreciation and amortization within the consolidated statements of comprehensive income.

The components of the Company's lease cost were as follows:

	2025	2024	2023
	(in thousands)
Operating lease cost	$6,371	$9,945	$12,903

Finance lease interest expense	350	746	1,048
Finance lease equipment depreciation	1,050	3,310	8,825
Total finance lease cost	$1,400	$4,056	$9,873

Total operating and finance lease cost	$7,771	$14,001	$22,776

Our future minimum lease payments as of December 31, 2025, are summarized as follows by lease category:

(in thousands)	Operating	Finance
2026	1,381	3,840
2027	320	—
2028	—	—
2029	—	—
2030	—	—
Thereafter	—	—
Total minimum lease payments	$1,701	$3,840
Less: future payment amount for interest	54	40
Present value of minimum lease payments	$1,647	$3,800
Less: current portion	1,330	3,800
Lease obligations, long-term	$317	$—

Note 7.  Auto Liability and Workers’ Compensation Insurance Accruals

We act as a self-insurer for auto liability, defined as including property damage, personal injury, or cargo based on defined insurance retention. In April 2023, we renewed our primary auto liability insurance with a three year program. Under the April 2023 renewal, our auto liability retention limit across all operating entities was increased to $3.0 million for any individual claim based on the insured party, accident date, and circumstances of the loss event subject to a $3.5 million corridor for any one accident or combination of accidents that exceed $3.0 million. In April 2025, the $5.0 million in excess of $10.0 million layer and the $5.0 million in excess of $15.0 million layer became part of a three year structured program, each with a $5.0 million per occurrence and a $10.0 million aggregate limit per policy year. For the duration of the three year structured program, the $5.0 million in excess of $10.0 million layer has a $15.0 million aggregate limit and the $5.0 million in excess of $15.0 million layer has a $10.0 million aggregate limit. Also, in April 2025, an additional corridor was added, where we retain liability of $5.0 million for the first accident or series of accidents that exceed $20.0 million. We maintain limited excess liability coverage, subject to the foregoing limits and corridors, and retain any liability in excess of the coverage. Our premiums for certain layers are subject to upward or downward adjustments based on claims experience. The elevated retention limit and the premium adjustment feature could lead to increased volatility in our insurance and claims expense, depending on the frequency and magnitude of claims, which is exacerbated given significantly increased judgments and settlements of over-the-road accident claims.

We act as a self-insurer for workers’ compensation based on defined insurance retention of $1.0 million. Liabilities in excess of insurance retention limits are covered by insurance. In addition, we have provided insurance carriers with letters of credit totaling $12.7 million in connection with our liability and workers’ compensation insurance arrangements and self-insurance requirements of the Federal Motor Carrier Safety Administration. There were no outstanding balances due on any letters of credit at December 31, 2025 or 2024.

Accident and workers’ compensation accruals include the estimated settlements, settlement expenses and an estimate for claims incurred but not yet reported for property damage, personal injury and public liability losses from vehicle accidents and cargo losses as well as workers’ compensation claims for amounts not covered by insurance. Accident and workers’ compensation accruals are based upon individual case estimates, including reserve development, and estimates of incurred-but-not-reported losses based upon our own historical experience and industry claim trends. Since the reported liability is an estimate, the ultimate liability may be more or less than reported. In addition to internally developed reserves and estimates, we utilize an actuarial specialist to provide an independent annual assessment of the internally developed accident and workers' compensation accruals. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. These accruals are recorded on an undiscounted basis. Estimated claim payments to be made within one year of the balance sheet date have been classified as insurance accruals within current liabilities as of December 31, 2025 and 2024.

Note 8.  Income Taxes

Deferred tax assets and liabilities as of December 31 are as follows:

	2025	2024
Deferred income tax assets:	(in thousands)
Allowance for credit losses	$337	$501
Accrued expenses	4,610	4,373
Stock-based compensation	746	187
Insurance accruals	15,407	14,153
State net operating loss carryforward	129	865
Indirect tax benefits of unrecognized tax benefits	941	1,091
Other	—	—
Total gross deferred tax assets	22,170	21,170
Less valuation allowance	—	—
Net deferred tax assets	22,170	21,170
Deferred income tax liabilities:
Property and equipment	(116,139)	(137,019)
Goodwill and amortizable intangibles	(36,216)	(38,621)
Prepaid expenses	(2,091)	(2,958)
Total gross deferred tax liability	(154,446)	(178,598)
Net deferred tax liabilities	$(132,276)	$(157,428)

The deferred tax amounts above have been classified in the accompanying consolidated balance sheets at December 31, 2025 and 2024 as follows:

	2025	2024
	(in thousands)
Noncurrent assets, net	$1,353	$946
Long-term liabilities, net	(133,629)	(158,374)
	$(132,276)	$(157,428)

We have not recorded a valuation allowance against any deferred tax assets at December 31, 2025 and 2024.  In management’s opinion, it is more likely than not that we will be able to utilize these deferred tax assets in future periods as a result of our history of profitability, taxable income, and reversal of deferred tax liabilities.

For the years ended December 31, 2025, 2024, and 2023, the geographical breakdown of our income (loss) before income taxes is as follows:

	2025	2024	2023
	(in thousands)
United States	$(68,296)	$(38,119)	$18,143
Foreign	168	1,444	1,710
(Loss) Income Before Income Taxes	$(68,128)	$(36,675)	$19,853

Income tax expense consists of the following:

	2025	2024	2023
	(in thousands)
Current income taxes:
Federal	$6,473	$19,790	$19,020
State and Local	2,857	3,513	3,543
Foreign	146	(57)	596
	9,476	23,246	23,159
Deferred income taxes:
Federal	(20,541)	(27,078)	(14,500)
State and Local	(4,239)	(3,669)	(3,311)
Foreign	(371)	548	(270)
	(25,151)	(30,199)	(18,081)
Total	$(15,675)	$(6,953)	$5,078

For the year ended December 31, 2025, following the adoption of ASU 2023-09, our tax provision and effective tax rate differed from the statutory federal rate as follows:

	2025
	(in thousands)	(percent)

Tax at U.S. Statutory Rate	$(14,307)	21.0%
State and Local Income Taxes (1)	(1,177)	1.7%
Foreign Tax Effects
Mexico
Statutory rate differential	15	—%
Other	(275)	0.4%
Non-Taxable or Non-Deductible items:
Per Diem	1,203	(1.8)%
Other Non- Taxable or Deductible items	115	(0.1)%
Other Reconciling Items:
Changes in Unrecognized Tax Benefits	(816)	1.2%
Return to Provision and Def. Rate Adjustment	(433)	0.6%
Total Tax Provision and Effective rate	$(15,675)	23.0%

(1) State Taxes of California, Florida, Georgia, Illinois, Pennsylvania, and Virginia made up the majority (greater than 50%) of the tax effect in this category.

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, tax expense differed from the statutory federal rate as follows:

	2024	2023

Federal tax at statutory rate (21%)	$(7,702)	$4,169
State taxes, net of federal benefit	(403)	708
Permanent differences to return	1,758	1,740
Return to provision adjustment	(719)	(1,482)
Uncertain income tax penalties and interest, net	25	(152)
Foreign Rate Differential	130	154
Other	(42)	(59)
	$(6,953)	$5,078

At December 31, 2025 and December 31, 2024, we had a total of $4.5 million and $5.2 million in gross unrecognized tax benefits, respectively, included in long-term income taxes payable in the consolidated balance sheets. Of this amount, $3.5 million and $4.1 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of December 31, 2025 and December 31, 2024, respectively. Unrecognized tax benefits were a net decrease of $0.7 million and a net decrease of $0.3 million during the years ended December 31, 2025 and 2024, respectively. The increased reduction in 2025 associated with unrecognized tax benefits is due to an increase roll off associated with the underlying statue of limitations. This had the effect of increasing the effective rate in 2025 compared to 2024. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $0.9 million and $1.0 million at December 31, 2025 and December 31, 2024, respectively, and is included in long-term income taxes payable in the consolidated balance sheets. Net interest and penalties included in income tax expense for the years ended December 31, 2025, 2024 and 2023 was an expense of $0.1 million, $0.3 million, and zero, respectively. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Income tax expense was reduced during the years ended December 31, 2025, 2024 and 2023 due to reversals of interest and penalties due to lapse of applicable statute of limitations and settlements, net of additions for interest and penalty accruals during the same period. These unrecognized tax benefits relate to risks associated with state income tax filing positions for our corporate subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
	(in thousands)
Balance at January 1,	$5,197	$5,522
Additions based on tax positions related to current year	300	37
Additions for tax positions of prior years	79	—
Reductions due to lapse of applicable statute of limitations	(1,096)	(362)
Balance at December 31,	$4,480	$5,197

The federal statute of limitations remains open for the years 2022 and forward. Tax years 2015 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

For the year ended December 31, 2025, following the adoption of ASU 2023-09, our tax payments net of refunds by jurisdiction are as follows:

2025
(in thousands)
Federal	$6,750
State
Pennsylvania	581
Other	1,890
Foreign	81
Income Taxes Paid Net of Amounts Refunded	$9,302

Note 9. Equity

We have a stock repurchase program with 4.8 million shares remaining authorized for repurchase as of December 31, 2025, following the additional authorization of 3.0 million shares by our Board of Directors on August 20, 2021. There were 1.2 million and 0.6 million shares repurchased in the open market during the years ended December 31, 2025 and 2024, respectively while no shares were repurchased in and 2023. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, long-term debt balances, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the years ended December 31, 2025, 2024 and 2023 our Board of Directors declared dividends totaling $6.2 million, $6.3 million, and $6.3 million for each year, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In May 2021, at the 2021 Annual Meeting of Stockholders, the approval of the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "2021 Plan") was ratified. The 2021 Plan made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. The 2021 Plan has 0.2 million shares that remain available for the purpose of making restricted stock grants at December 31, 2025.

There were no shares granted during the period 2021 to 2022 that remain unvested at December 31, 2025. Shares granted in 2023 through 2025 have various vesting terms that range from immediate to four years from the date of grant and have share prices ranging between $8.37 and $16.11. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages and benefits while awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income. There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $2.2 million, $1.0 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized compensation expense was $0.2 million at December 31, 2025 which will be recognized over a weighted average period of 1.0 years.

The following table summarizes our restricted stock award activity for the years ended December 31, 2025, 2024 and 2023. The vesting dates for the awards vested in 2025 occurred relatively evenly throughout the year ended December 31, 2025. The fair value of awards vested during 2025, 2024 and 2023 was $1.4 million, $1.9 million and $1.1 million, respectively.

	2025
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	9.5	$15.08
Granted	186.3	9.78
Vested	(145.5)	9.67
Forfeited	(4.2)	10.96
Outstanding (unvested) at end of year	46.1	$11.09

	2024
	Number of Restricted Stock Awards ( in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1	85.8	$14.84
Granted	84.7	12.15
Vested	(145.0)	13.26
Forfeited	(16.0)	14.81
Outstanding (unvested) at end of year	9.5	$15.08

	2023
	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	40.1	$16.01
Granted	118.9	14.53
Vested	(73.2)	14.97
Forfeited	—	—
Outstanding (unvested) at end of year	85.8	$14.84

Note 11.  Profit Sharing Plan and Retirement Plan

We have a Retirement Savings Plan for substantially all employees who have completed one year of service and are 19 years of age or older. The Retirement Savings Plan covers employees of acquired entities as legacy plans with similar characteristics were combined into a single plan effective January 1, 2025. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The Retirement Savings Plan provides for a limited matching contribution. Our contributions to the retirement savings plans totaled approximately $2.3 million, $2.3 million, and $3.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 12.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment at December 31, 2025, was $34.6 million.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In Thousands, Except Per Share Data)
		Column C
Column A	Column B	Charges To		Column D	Column E

	Balance At	Cost			Balance
	Beginning	And	Other		At End
Description	of Period	Expense	Accounts	Deductions	of Period
Allowance for credit losses:
Year ended December 31, 2025	$2,200	$—	$—	$700	$1,500
Year ended December 31, 2024	2,700	—	—	500	2,200
Year ended December 31, 2023	3,300	—	—	600	2,700

See accompanying Report of Independent Registered Public Accounting Firm.

S-1