Form 10-Q
period 2026-06-30
HEARTLAND EXPRESS INC
filed 2026-08-10
CIK 799233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2026 there were 77,332,611 shares of the registrant’s common stock ($0.01 par value) outstanding.

HEARTLAND EXPRESS, INC.
AND SUBSIDIARIES

PART I

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
ASSETS	June 30, 2026	December 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$62,385	$18,475
Trade receivables, net of $1.2 and $1.5 million allowance in 2026 and 2025, respectively	76,658	74,172
Prepaid tires	11,055	11,626
Other current assets	35,696	9,181
Income tax receivable	—	1,146
Total current assets	185,794	114,600
PROPERTY AND EQUIPMENT
Land and land improvements	100,267	119,821
Buildings	153,012	171,513
Furniture and fixtures	6,630	6,679
Shop and service equipment	20,198	20,353
Revenue equipment	720,492	828,987
Construction in progress	2,582	1,340
Property and equipment, gross	1,003,181	1,148,693
Less accumulated depreciation	432,010	481,471
Property and equipment, net	571,171	667,222
GOODWILL	322,597	322,597
OTHER INTANGIBLES, NET	67,003	69,512
OTHER ASSETS	15,402	14,686
DEFERRED INCOME TAXES, NET	1,311	1,353
OPERATING LEASE RIGHT OF USE ASSETS	11,513	1,647
	$1,174,791	$1,191,617
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,253	$33,479
Compensation and benefits	25,387	25,061
Insurance accruals	28,761	31,437
Long-term debt and finance lease liabilities - current portion	—	5,714
Operating lease liabilities - current portion	3,202	1,330
Other accruals	14,691	13,143
Income taxes payable	10,935	—
Total current liabilities	117,229	110,164
LONG-TERM LIABILITIES
Income taxes payable	5,839	5,427
Long-term debt and finance lease liabilities less current portion	134,890	154,059
Operating lease liabilities less current portion	8,311	317
Deferred income taxes, net	122,550	133,629
Accident and work comp accruals less current portion	29,695	32,702
Total long-term liabilities	301,285	326,134
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 5,000 shares; none issued	—	—
Capital stock, common, $.01 par value; authorized 395,000 shares; issued 90,689 in 2026 and 2025; outstanding 77,328 and 77,445 in 2026 and 2025, respectively	907	907
Additional paid-in capital	2,588	2,979
Retained earnings	968,070	965,405
Treasury stock, at cost; 13,361 and 13,244 shares in 2026 and 2025, respectively	(215,288)	(213,972)
	756,277	755,319
	$1,174,791	$1,191,617
The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

OPERATING REVENUE	$184,126	$210,387	$360,383	$429,807

OPERATING EXPENSES
Salaries, wages, and benefits	69,135	87,159	138,230	180,396
Rent and purchased transportation	10,791	13,343	21,256	27,617
Fuel	40,549	33,709	73,286	71,627
Operations and maintenance	12,784	17,439	24,649	34,718
Operating taxes and licenses	3,765	4,422	7,717	9,163
Insurance and claims	11,783	14,154	24,562	26,076
Communications and utilities	1,977	2,206	3,574	4,471
Depreciation and amortization	32,306	41,463	67,463	83,091
Other operating expenses	9,537	11,693	18,759	24,531
Gain on disposal of property and equipment	(25,050)	(2,782)	(32,367)	(4,566)
	167,577	222,806	347,129	457,124

Operating income (loss)	16,549	(12,419)	13,254	(27,317)

Interest income	370	198	578	326
Interest expense	(1,878)	(2,962)	(4,088)	(6,066)

Income (loss) before income taxes	15,041	(15,183)	9,744	(33,057)

Federal and state income tax (benefit)	4,458	(4,328)	3,982	(8,329)

Net income (loss)	$10,583	$(10,855)	$5,762	$(24,728)
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$10,583	$(10,855)	$5,762	$(24,728)

Net income (loss) per share
Basic	$0.14	$(0.14)	$0.07	$(0.32)
Diluted	$0.14	$(0.14)	$0.07	$(0.32)

Weighted average shares outstanding
Basic	77,404	78,079	77,430	78,308
Diluted	77,437	78,142	77,463	78,375

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(unaudited)

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2025	$907	$2,979	$965,405	$(213,972)	$755,319
Net loss	—	—	(4,821)	—	(4,821)
Dividends on common stock, $0.02 per share	—	—	(1,550)	—	(1,550)
Stock-based compensation, net of tax	—	(379)	—	462	83
Balance, March 31, 2026	$907	$2,600	$959,034	$(213,510)	$749,031
Net income	—	—	10,583	—	10,583
Repurchases of common stock	—	—	—	(2,343)	(2,343)
Dividends on common stock, $0.02 per share	—	—	(1,547)	—	(1,547)
Stock-based compensation, net of tax	—	(12)	—	565	553
Balance, June 30, 2026	$907	$2,588	$968,070	$(215,288)	$756,277

	Capital	Additional
	Stock,	Paid-In	Retained	Treasury
	Common	Capital	Earnings	Stock	Total
Balance, December 31, 2024	$907	$3,175	$1,024,081	$(205,564)	$822,599
Net loss	—	—	(13,873)	—	(13,873)
Dividends on common stock, $0.02 per share	—	—	(1,572)	—	(1,572)
Stock-based compensation, net of tax	—	131	—	440	571
Balance, March 31, 2025	$907	$3,306	$1,008,636	$(205,124)	$807,725
Net loss	—	—	(10,855)	—	(10,855)
Repurchases of common stock	—	—	—	(8,931)	(8,931)
Dividends on common stock, $0.02 per share	—	—	(1,552)	—	(1,552)
Stock-based compensation, net of tax	—	(221)	—	571	350
Balance, June 30, 2025	$907	$3,085	$996,229	$(213,484)	$786,737

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$5,762	$(24,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,463	83,091
Deferred income taxes	(11,037)	(13,881)
Stock-based compensation expense	905	1,132
Debt-related amortization	—	175
Gain on disposal of property and equipment	(32,367)	(4,566)
Changes in certain working capital items:
Trade receivables	(2,486)	5,926
Prepaid expenses and other current assets	(15,689)	(3,023)
Accounts payable, accrued liabilities, and accrued expenses	10,982	3,963
Accrued income taxes	12,493	(1,247)
Net cash provided by operating activities	36,026	46,842
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	104,631	39,864
Purchases of property and equipment	(65,452)	(57,350)
Change in other assets	(298)	168
Net cash provided by (used in) investing activities	38,881	(17,318)
FINANCING ACTIVITIES
Payment of cash dividends	(3,100)	(3,142)
Shares withheld for employee taxes related to stock-based compensation	(269)	(211)
Repayments of finance leases and debt	(24,883)	(6,949)
Repurchases of common stock	(2,343)	(8,931)
Net cash used in financing activities	(30,595)	(19,233)
Net increase in cash, cash equivalents and restricted cash	44,312	10,291
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	31,445	26,284
End of period	$75,757	$36,575
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest expense	$4,403	$6,088
Cash paid during the period for income taxes, net of refunds	$2,481	$6,798
Noncash investing and financing activities:
Purchased property and equipment in accounts payable	$9,458	$20,166
Sold revenue equipment and property in other current assets	2,339	—
Common stock dividends declared in accounts payable	1,547	1,552
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$62,385	$22,879
Restricted cash included in other current assets	233	251
Restricted cash included in other assets	13,139	13,445
Total cash, cash equivalents and restricted cash	$75,757	$36,575
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

The accompanying consolidated financial statements include the parent company, Heartland Express, Inc., and its subsidiaries, all of which are wholly owned. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025 included in the Annual Report on Form 10-K the Company filed with the Securities and Exchange Commission (the "SEC") on March 3, 2026. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. There were no changes to the Company's significant accounting policies during the three and six months ended June 30, 2026.

Note 2.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant changes in estimates and assumptions used by management related to our critical accounting policies during the three and six months ended June 30, 2026.

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

The Company's operations are consistent with those in the trucking industry where freight is hauled twenty-four hours a day and seven days a week, subject to hours of service rules. Approximately 80% of our loads are less than 500 miles in length of haul. Each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company has therefore applied the practical expedient and has not disclosed the amount of remaining unsatisfied performance obligations. The Company estimates revenue for multiple-stop loads based on miles run and estimates revenue for single stop loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented. A corresponding contract asset existed for the estimated revenue of these in-process loads for $1.6 million and $1.9 million at June 30, 2026 and December 31, 2025, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accounts payable and accrued liabilities and compensation and benefits line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2026 and December 31, 2025.

Total revenues recorded were $184.1 million and $210.4 million for the three months ended June 30, 2026 and 2025, respectively. Fuel surcharge revenues were $31.7 million and $24.5 million for the three months ended June 30, 2026 and 2025, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income (loss) collectively represented $15.0 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively.

Total revenues recorded were $360.4 million and $429.8 million for the six months ended June 30, 2026 and 2025, respectively. Fuel surcharge revenues were $54.2 million and $50.8 million for the six months ended June 30, 2026 and 2025, respectively. Accessorial, brokerage and other revenues recorded in the consolidated statements of comprehensive income (loss) collectively represented $30.7 million and $30.6 million for the six months ended June 30, 2026 and 2025, respectively.

Note 5. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at acquisition. At June 30, 2026, restricted and designated cash and investments totaled $13.3 million, of which $0.2 million was included in other current assets and $13.1 million was included in other non-current assets in the consolidated balance sheet. Restricted and designated cash and investments totaled $13.0 million at December 31, 2025, of which $0.3 million was included in other current assets and $12.7 million was included in other non-current assets in the consolidated balance sheet. The restricted and designated funds represent funds that are earmarked for a specific purpose and not for general business use.

Note 6. Prepaid Tires, Property, Equipment, and Depreciation

Property and equipment are reported at cost, net of accumulated depreciation. Maintenance and repairs are charged to operations as incurred. New tires are capitalized separately from revenue equipment and are reported separately as “Prepaid tires” in the consolidated balance sheets and amortized over two years. Depreciation for financial statement purposes is computed by the straight-line method for all assets other than new tractors. We recognize depreciation expense on new tractors (excludes tractors acquired through an acquisition) using the declining balance method. Revenue equipment acquired through acquisitions is generally revalued to current market values as of the acquisition date. Assets obtained more than a year prior to the acquisition by the acquired company are depreciated on a straight-line basis aligned with the remaining period of expected use, whereas those obtained less than a year prior are depreciated consistent with newly purchased assets. As acquired equipment is replaced, our fleet returns to our base methods of declining balance depreciation for tractors and straight-line depreciation for trailers. New tractors are depreciated to salvage values of $15,000 while new trailers are depreciated to salvage values of $4,000. At June 30, 2026, there were $2.3 million receivables related to equipment sales recorded in other current assets compared to $0.5 million at December 31, 2025.

Note 7. Other Intangibles, Net and Goodwill

All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. There was no change in the gross amount of identifiable intangible assets during the six months ended June 30, 2026. The $67.0 million of other intangibles, net recorded in the consolidated balance sheet at June 30, 2026 includes $12.6 million of indefinite lived trade name intangible assets, not subject to amortization, along with $54.4 million finite lived intangible assets, net. Amortization expense of $1.3 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income (loss). Amortization expense of $2.5 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, was included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Intangible assets subject to amortization consisted of the following at June 30, 2026:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
		(in thousands)
Customer relationships	15-20	$75,836	$23,434	$52,402
Trade name	0.5-10	12,900	11,380	1,520
Covenants not to compete	1-10	5,839	5,391	448
		$94,575	$40,205	$54,370

The carrying amount of goodwill was $322.6 million at June 30, 2026 and December 31, 2025.

Note 8. Earnings (Loss) per Share

Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each year. Diluted earnings (loss) per share is based on the basic weighted earnings (loss) per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2026 and June 30, 2025, we had outstanding restricted shares of common stock to certain of our employees under the Company's restricted stock award plans. A reconciliation of the numerator (net income (loss)) and denominator (weighted average number of shares outstanding of basic and diluted) for the three and six months ended June 30, 2026 and June 30, 2025 is as follows (in thousands, except per share data):

	Three months ended June 30, 2026
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share	$10,583	77,404	$0.14
Effect of restricted stock	—	33
Diluted earnings per share	$10,583	77,437	$0.14

	Three months ended June 30, 2025
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(10,855)	78,079	$(0.14)
Effect of restricted stock	—	63
Diluted loss per share	$(10,855)	78,142	$(0.14)

	Six months ended June 30, 2026
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings per share	$5,762	77,430	$0.07
Effect of restricted stock	—	33
Diluted earnings per share	$5,762	77,463	$0.07

	Six months ended June 30, 2025
	Net Loss (numerator)	Shares (denominator)	Per Share Amount
Basic loss per share	$(24,728)	78,308	$(0.32)
Effect of restricted stock	—	67
Diluted loss per share	$(24,728)	78,375	$(0.32)

Note 9. Equity

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase as of June 30, 2026. There were 0.2 million shares repurchased in the open market for $2.3 million during the three and six months ended June 30, 2026 while there were 1.0 million shares repurchased in the open market for $8.9 million during the three and six months ended June 30, 2025. Repurchases are expected to continue from time to time, as determined by market conditions, cash flow requirements, securities law limitations, long-term debt balances, and other factors, until the number of shares authorized have been repurchased, or until the authorization is terminated. The share repurchase authorization is discretionary and has no expiration date.

During the three months ended June 30, 2026 and 2025, our Board of Directors declared dividends totaling $1.5 million and $1.6 million, respectively. During the six months ended June 30, 2026 and 2025 our Board of Directors declared dividends totaling $3.1 million and $3.1 million, respectively. Future payment of cash dividends and the amount of such dividends will depend upon our financial conditions, our results of operations, our cash requirements, our tax treatment, and certain corporate law requirements, as well as factors deemed relevant by our Board of Directors.

Note 10. Stock-Based Compensation

In May 2021, at the 2021 Annual Meeting of Stockholders, the Heartland Express, Inc. 2021 Restricted Stock Award Plan (the "Restricted Stock Plan") was approved. The Restricted Stock Plan initially made available up to 0.6 million shares for the purpose of making restricted stock grants to our eligible employees, directors and consultants. At the 2026 Annual Meeting of Stockholders, the Restricted Stock Plan was amended to make available for issuance under the plan up to 1.2 million shares. The Restricted Stock Plan has 0.7 million shares that remain available for the purpose of making restricted stock grants at June 30, 2026.

Shares granted in 2023 through 2026 have various vesting terms that range from immediate to four years from the date of grant. Compensation expense associated with these awards is based on the market value of our stock on the grant date. Compensation expense associated with restricted stock awards to employees is included in salaries, wages, and benefits, while expense associated with awards to directors or consultants is included in other operating expenses in the consolidated statements of comprehensive income (loss). There were no significant assumptions made in determining fair value. Compensation expense associated with restricted stock awards was $0.7 million and $0.9 million respectively, for the three and six months ended June 30, 2026. Compensation expense associated with restricted stock awards was $0.5 million and $1.1 million respectively, for the three and six months ended June 30, 2025. Unrecognized compensation expense was $0.3 million at June 30, 2026 which will be recognized over a weighted average period of 1.1 years.

The following tables summarize our restricted stock award activity for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	31.3	$11.14
Granted	58.9	13.58
Vested	(46.9)	13.00
Forfeited	—	—
Outstanding (unvested) at end of period	43.3	$12.44

	Three Months Ended June 30, 2025
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	67.1	$11.39
Granted	36.0	8.69
Vested	(42.0)	9.11
Forfeited	(0.5)	10.96
Outstanding (unvested) at end of period	60.6	$11.37

	Six Months Ended June 30, 2026
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	46.1	$11.09
Granted	75.4	12.90
Vested	(78.2)	12.08
Forfeited	—	—
Outstanding (unvested) at end of period	43.3	$12.44

	Six Months Ended June 30, 2025
	Number of Shares of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at beginning of period	9.5	$15.08
Granted	125.5	10.31
Vested	(71.6)	10.01
Forfeited	(2.8)	10.96
Outstanding (unvested) at end of period	60.6	$11.37

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments and prepayments made through June 30, 2026, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at June 30, 2026 and have been in compliance since the inception of the Credit Facilities.

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

We had $134.9 million outstanding on the Term Facility and nothing outstanding under the Revolving Facility at June 30, 2026. Outstanding letters of credit associated with the Revolving Facility at June 30, 2026 were $11.2 million. As of June 30, 2026, the Revolving Facility available for future borrowing was $88.8 million. As of June 30, 2026 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.1%.

The May 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment. During the six months ended June 30, 2026 we paid off all remaining debt and financing lease obligations from the acquisition of Smith Transport.

Note 12.  Lease Obligations

Operating lease right-of-use assets associated with terminal leases was $11.5 million as of June 30, 2026. The operating leases have a weighted average interest rate of 5.3% at June 30, 2026, due in monthly installments with final maturities at various dates ranging from April 2027 to June 2031 with the weighted average remaining lease term of 4.2 years. The remaining revenue equipment operating leases from the Smith Transport acquisition were eliminated during the three and six months ended June 30, 2026.

Our future minimum lease payments as of June 30, 2026, are summarized as follows:

(in thousands)	Operating
2026 (remaining)	$2,010
2027	3,121
2028	2,821
2029	2,171
2030	2,040
2031	697
Total minimum lease payments	12,860
Less: future payment amount for interest	1,347
Present value of minimum lease payments	$11,513
Less: current portion	3,202
Lease obligations, long-term	$8,311

Note 13.  Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. We had no recorded valuation allowance at June 30, 2026 and December 31, 2025. Our effective tax rate was 29.6% and 28.5% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily the result of permanent differences and changes in unrecognized tax benefits generating tax expense which are not correlated to the change in income. Our effective tax rate was 40.9% and 25.2% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily the result of permanent differences and changes in unrecognized tax benefits generating tax expense which are not correlated to the change in income.

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

At June 30, 2026 and December 31, 2025, we had a total of $4.7 million and $4.5 million in gross unrecognized tax benefits, respectively included in long-term income taxes payable in the consolidated balance sheet. Of this amount, $3.8 million and $3.5 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate as of June 30, 2026 and December 31, 2025. The net change in unrecognized tax benefits was an increase of $0.1 million and a decrease of $0.9 million during the three months ended June 30, 2026 and June 30, 2025, respectively. The net change in unrecognized tax benefits was an increase of $0.2 million and a decrease of $1.0 million during the six months ended June 30, 2026 and June 30, 2025, respectively. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $1.2 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively, and is included in long-term income taxes payable in the consolidated balance sheets. These unrecognized tax benefits relate to state income tax filing positions. Income tax expense is increased each period for the accrual of interest on outstanding positions and penalties when the uncertain tax position is initially recorded. Income tax expense is reduced in periods by the amount of accrued interest and penalties associated with reversed uncertain tax positions due to lapse of applicable statute of limitations, when applicable or when a position is settled. Net interest and penalties included in income tax expense was nominal for both the three and six month periods ended June 30, 2026 and June 30, 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2026
(in thousands)
Balance at December 31, 2025	$4,480
Additions based on tax positions related to current year	3
Additions for tax positions of prior years	882
Reductions for tax positions of prior years	(700)
Balance at June 30, 2026	$4,665

The federal statute of limitations remains open for the years 2023 and forward. Tax years 2016 and forward are subject to audit by state tax authorities depending on the tax code and administrative practice of each state.

Note 14.  Commitments and Contingencies

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2026 was $29.2 million. These commitments extend through the remainder of 2026.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Item 2 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by such sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings (losses), revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as “seeks,” “expects,” “estimates,” “anticipates,” "ensure," “projects,” “believes,” “hopes,” “plans,” “goals,” “intends,” “may,” “might,” “likely,” “will,” “should,” “would,” “could,” “potential,” “predict,” “continue,” “strategy,” “future,” “outlook,” derivations thereof, and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. In this Form 10-Q, statements relating to general trucking industry trends, including future freight demand and capacity, freight rates, operating ratio goals, anticipated revenue equipment sales and purchases, including revenue equipment gains, the used equipment market, and the availability of revenue equipment, future sales of property, including any gains therefrom, future utilization, future customer relationships, future growth and acquisitions, our ability to attract and retain drivers, future driver compensation, including possible driver compensation increases, future insurance and claims expense, including the impact of our insurance renewal, the impact of changes in interest rates and tire prices, future liquidity, expected fuel costs, including strategies for managing fuel costs, the potential impact of pending litigation, our dividend policy, future capital spending, future depreciation expense, our future repurchases of our shares and debt reduction, future cost reduction and implementation of freight optimization strategies, our ability to react to and capitalize on changing market conditions, and the expected impact of operational improvements and strategic changes, including transportation system changes, among others, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in the Company's 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2026 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the Securities and Exchange Commission on May 11, 2026. Readers should review and consider such factors, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

We operate in a cyclical industry. Freight demand was degraded throughout all of 2023 and continued to be weak during 2024 and 2025. Trucking capacity has been reduced in the industry and freight rates are currently improving, but meaningful improvement may not fully materialize until later in 2026. We believe that cost improvements and transportation system changes implemented during 2025 will provide a better cost structure and operating visibility to deliver a path toward operating profitability for our consolidated operations over the next twelve months. However, general consumer product output and inventory volatility, consumer demand, the political landscape, governmental regulations and enforcement, potential tariffs, foreign wars, and disruption in oil and diesel markets all could create additional volatility regarding future freight demand, capacity, rates, and fuel prices.

In addition to past organic growth through the development of our operating areas, we have completed ten acquisitions since 1986 with the most recent and our fifth acquisition since 2013, CFI, occurring on August 31, 2022 following the acquisition of Smith Transport on May 31, 2022. These ten acquisitions have enabled us to solidify our position within existing regions, expand into new operating regions, expand service offerings, and pursue new customer relationships in new markets, as well as expand business relationships with current customers in new markets. We have historically been a debt free organization although we have incurred debt with certain acquisitions. Debt incurred in the CFI acquisition has been significantly lowered since the acquisition. We expect to continue to evaluate acquisition candidates presented to us, however, we do not expect to make any significant acquisitions while we are paying down debt. Our future growth depends upon several factors including the level of economic growth and the related customer demand, the available capacity in the trucking industry, our ability to identify and consummate future acquisitions, our ability to integrate operations of acquired companies to realize efficiencies, and our ability to attract and retain experienced drivers that meet our hiring standards.

The issue of a decreasing number of overall qualified and safe operating CDL drivers in our industry continues. We continually explore new strategies to attract and retain qualified drivers with changes in market conditions and demands. We hire the majority of our drivers with at least six months of over-the-road experience and safe driving records. As discussed below, the Company's driver training programs provide an additional source of future potential professional drivers. In order to attract and retain experienced drivers who understand the importance of customer service, we have sought to solidify our position as an industry leader in driver compensation in our operating markets and for the services we provide. We have continued to get more creative in providing better pay, benefits, equipment, and facilities for our drivers. Our comprehensive driver compensation and benefits program rewards drivers for years of service and safe operating mileage benchmarks, which are critical to our operational and financial performance. Certain driver pay packages include future pay increases based on years of continued service with us, increased rates for accident-free miles of operation, detention pay, and other pay programs to assist drivers with unproductive time associated with circumstances outside of their control, such as inclement weather, equipment breakdowns, and customer issues. Driver pay, home time, and other amenities have allowed us to maintain driver turnover rates lower than the industry average. We believe that our driver compensation and benefits package is consistently among the best in the industry. We are committed to investing in our drivers and compensating them for safety as both are key to our operational and financial performance. Currently over 16% of our driver employees, individually, have achieved 1.0 million or more safe miles.

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

Current government focus on English language proficiency requirements, as well as reviews of CDL status for non-domiciled drivers, will potentially eliminate some level of driver capacity in our industry. We believe this has and will continue to improve current supply and demand dynamics in our industry. However, due to our comprehensive hiring and safety standards, we continue to experience a challenging qualified driver hiring environment.

Managing fuel cost continues to be one of management's top priorities given the volatility in the price of diesel fuel. The Department of Energy ("DOE") average diesel fuel prices per gallon for the three months ended June 30, 2026 and 2025 were $5.35 and $3.56 (a 50.4% increase), respectively. Average DOE price in July was $4.96 but has been above $5.00 each of the last two weeks through the end of July. Average DOE prices were $3.76, $3.70, and $4.75 for the three months ended September 30, 2025, December 31, 2025, and March 31, 2026, respectively. There are many factors that could impact diesel fuel prices including political, economic and geographic events, cyber attacks, potential tariffs, global conflicts, weather events, and other natural disasters. We cannot predict what fuel prices will be for the remainder of 2026, but year-to-date fuel expense is our second highest expense behind salaries, wages, and benefits.

We are not able to pass through all fuel price increases through fuel surcharge agreements with customers due to tractor idling time, along with empty and out-of-route miles. Therefore, our operating income is negatively impacted with increased net fuel costs (fuel expense less fuel surcharge revenue) in a rising fuel environment, and is positively impacted in a declining fuel environment. We expect to continue to manage and implement fuel strategies that we believe will effectively manage fuel costs. These strategies include strategic fueling of our trucks, whether it be terminal fuel or over-the-road fuel, reducing tractor idle time, controlling out-of-route miles, controlling empty miles, utilizing on-board power units to minimize idling, educating drivers to save energy, trailer skirting, and increasing fuel economy through the purchase of newer, more fuel-efficient tractors. At June 30, 2026, the Company’s tractor fleet had an average age of 2.3 years and the Company's trailer fleet had an average age of 7.1 years compared to June 30, 2025 when the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 7.5 years.

We ended the first six months of 2026 with operating revenues of $360.4 million, including fuel surcharges, net income of $5.8 million, and basic earnings per share of $0.07 on basic weighted average outstanding shares of 77.4 million compared to operating revenues of $429.8 million, including fuel surcharges, net loss of $24.7 million, and basic net loss per share of $0.32 on basic weighted average shares of 78.3 million in the first six months of 2025. We posted a 96.3% operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2026 compared to 106.4% for the same period of 2025. We posted a 94.9% non-GAAP adjusted operating ratio(1) for the six months ended June 30, 2026 compared to 106.5% for the same period of 2025. We had total assets of $1.2 billion at June 30, 2026. We had a loss on assets of 1.8% and a loss on equity of 2.9% over the immediate past four quarters ended June 30, 2026, compared to a loss on assets of 2.7% and a loss on equity of 4.4% for the immediate past four quarters ended June 30, 2025.

Our cash flow from operating activities for the six months ended June 30, 2026 of $36.0 million was 10.0% of operating revenues, compared to $46.8 million and 10.9% of operating revenues in the same period of 2025. During 2026, we had net cash provided by investing activities of $38.9 million resulting primarily from net property and equipment transactions. We had net cash used in financing activities of $30.6 million resulting primarily from $24.9 million debt repayments associated with debt taken on with our 2022 acquisitions along with $3.1 million for dividend payments and $2.3 million for repurchases of common stock. Our cash, cash equivalents and restricted cash increased $44.3 million during the six months ended June 30, 2026. We ended the second quarter of 2026 with cash, cash equivalents and restricted cash of $75.8 million. Cash and cash equivalents, excluding restricted cash was $62.4 million at June 30, 2026.

(1)

GAAP to Non-GAAP Reconciliation Schedule:
Operating revenue excluding fuel surcharge revenue, adjusted operating expenses, adjusted operating income (loss), and adjusted operating ratio reconciliation (a)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited, in thousands)		(Unaudited, in thousands)

Operating revenue	$184,126	$210,387	$360,383	$429,807
Less: Fuel surcharge revenue	31,743	24,509	54,186	50,830
Operating revenue, excluding fuel surcharge revenue	152,383	185,878	306,197	378,977

Operating expenses	167,577	222,806	347,129	457,124
Less: Fuel surcharge revenue	31,743	24,509	54,186	50,830
Less: Amortization of intangibles	1,254	1,254	2,509	2,509
Adjusted operating expenses	134,580	197,043	290,434	403,785

Operating income (loss)	16,549	(12,419)	13,254	(27,317)
Adjusted operating income (loss)	$17,803	$(11,165)	$15,763	$(24,808)

Operating ratio	91.0%	105.9%	96.3%	106.4%
Adjusted operating ratio	88.3%	106.0%	94.9%	106.5%

(a) Operating revenue excluding fuel surcharge revenue is based upon operating revenue minus fuel surcharge revenue. Adjusted operating income (loss) is based upon operating revenue excluding fuel surcharge revenue, less operating expenses, net of fuel surcharge revenue, and non-cash amortization expense related to intangible assets. Adjusted operating ratio is based upon operating expenses, net of fuel surcharge revenue, and amortization of intangibles, as a percentage of operating revenue excluding fuel surcharge revenue. We believe that operating revenue excluding fuel surcharge revenue, adjusted operating income (loss), and adjusted operating ratio are more representative of our underlying operations by excluding the volatility of fuel prices, which we cannot control. Operating revenue excluding fuel surcharge revenue, adjusted operating income (loss), and adjusted operating ratio are not substitutes for operating revenue, operating income (loss), or operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that operating revenue excluding fuel surcharge revenue, adjusted operating income (loss), and adjusted operating ratio improve comparability in analyzing our period-to-period performance, they could limit comparability to other companies in our industry if those companies define such measures differently. Because of these limitations, operating revenue excluding fuel surcharge revenue, adjusted operating income (loss), and adjusted operating ratio should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	37.6%	41.4%	38.4%	42.0%
Rent and purchased transportation	5.9%	6.3%	5.9%	6.4%
Fuel	22.0%	16.0%	20.4%	16.7%
Operations and maintenance	6.9%	8.3%	6.8%	8.1%
Operating taxes and licenses	2.0%	2.1%	2.1%	2.1%
Insurance and claims	6.4%	6.7%	6.8%	6.1%
Communications and utilities	1.1%	1.1%	1.0%	1.1%
Depreciation and amortization	17.5%	19.7%	18.7%	19.3%
Other operating expenses	5.2%	5.6%	5.2%	5.7%
Gain on disposal of property and equipment	(13.6)%	(1.3)%	(9.0)%	(1.1)%
	91.0%	105.9%	96.3%	106.4%
Operating income (loss)	9.0%	(5.9)%	3.7%	(6.4)%
Interest income	0.2%	0.1%	0.1%	0.1%
Interest expense	(1.0)%	(1.4)%	(1.1)%	(1.4)%
Income (loss) before income taxes	8.2%	(7.2)%	2.7%	(7.7)%
Income tax (benefit)	2.5%	(2.0)%	1.1%	(1.9)%
Net income (loss)	5.7%	(5.2)%	1.6%	(5.8)%

Three Months Ended June 30, 2026 Compared With the Three Months Ended June 30, 2025

Our quarterly operating ratio was 91.0% and 88.3% non-GAAP adjusted operating ratio as compared to the prior year 105.9% and 106.0%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $10.6 million for the three months ended June 30, 2026 compared to net loss of $10.9 million during the period ended June 30, 2025. Our consolidated operating results for the three months ended June 30, 2026 reflect a combination of improved freight volumes, customer pricing, and driver utilization compared to the same period in the prior year due to ongoing industry capacity reductions, as well as strategic disposals of under-utilized assets. The improved freight environment was partially offset by a headwind of higher fuel prices as compared to the 2025 quarter. The DOE average diesel fuel prices per gallon for the three months ended June 30, 2026 and 2025 were $5.35 and $3.56 (a 50.4% increase), respectively. Average DOE price in July was $4.96 but has been above $5.00 each of the last two weeks through the end of July.

Operating revenue decreased $26.3 million (12.5%), to $184.1 million for the three months ended June 30, 2026 from $210.4 million for the three months ended June 30, 2025. For the three month period, the decrease in revenue was the result of strategic fleet changes throughout the back half of 2025 and early 2026 in response to the weak freight environment in recent years. This led to fewer drivers and a decline in total miles compared to the prior year period, causing the decrease in trucking and other revenues of $33.5 million (18.0%) partially offset by an increase to fuel surcharge revenue of $7.2 million (29.5%) from $24.5 million in 2025 to $31.7 million in 2026. Driver capacity throughout the industry tightened late first quarter of 2026 and pricing improved throughout the second quarter of 2026 as a result. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available qualified drivers providing capacity to us. Continued contraction in market capacity has showed signs of favorably impacting pricing in the freight market during the three months ended June 30, 2026. Our operating revenues are reviewed regularly by our CODM on a combined basis due to the similar nature of our services offerings and related similar base pricing structure. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as an additional resource of performance review.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased due to higher average DOE diesel fuel prices (50.4%) partially offset by a decrease in loaded miles during the three months ended June 30, 2026 compared to June 30, 2025.

Salaries, wages, and benefits decreased $18.1 million (20.7%), to $69.1 million for the three months ended June 30, 2026 from $87.2 million in the 2025 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect our ability to attract and retain experienced drivers will continue to be a challenge in the foreseeable future.

Rent and purchased transportation decreased $2.5 million, to $10.8 million for the three months ended June 30, 2026 from $13.3 million for the same period of 2025. The decrease resulted from lower contractor miles along with a reduction of leased equipment costs as we eliminated all remaining revenue equipment leases in 2026.

Fuel increased $6.8 million (20.3%), to $40.5 million for the three months ended June 30, 2026 from $33.7 million for the same period of 2025. The increase was due to higher average DOE diesel price per gallon (50.4%), partially offset by lower company miles. We expect fuel prices to remain elevated, compared to historical prices until current conflicts in the Middle East subside. As our fuel surcharge agreements do not cover fuel consumed in out-of-route miles, empty miles, and idle time, we expect fuel prices to negatively impact our operating results until fuel prices reduce to the average DOE pricing of 2025.

Operations and maintenance expense decreased $4.6 million (26.7%), to $12.8 million during the three months ended June 30, 2026 from $17.4 million in the same period of 2025. The net decrease is mainly attributable to lower equipment maintenance costs as a result of lower company miles and fewer revenue equipment units, as the age of equipment did not change significantly. At June 30, 2026, the Company’s tractor fleet had an average age of 2.3 years and the Company's trailer fleet had an average age of 7.1 years compared to June 30, 2025 when the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 7.5 years. We anticipate that the average age of our fleet of tractors and trailers will not change significantly by December 31, 2026 as new equipment purchases are largely expected to offset the aging of our existing fleet. Operating and maintenance expense is impacted by the volume and timing of fleet modernization as newer equipment operating under warranty results in less realized maintenance costs.

Operating taxes and licenses decreased $0.6 million, to $3.8 million during the three months ended June 30, 2026 from $4.4 million in the same period of 2025. The decrease resulted from strategic disposals of under-utilized assets.

Insurance and claims expense was $11.8 million during the three months ended June 30, 2026 compared to $14.2 million in 2025. The decrease is due to favorable claim severity and frequency along with insurance program changes. The overall cost to insure our operations has increased in recent years due to a lack of insurance capacity across the transportation industry, mainly as a result of the current legal environment. Certain insurance carriers that provide excess insurance coverage currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies. In response to the premium increase trend we have increased retained claim exposure and added corridor features which have the effect of increasing retained exposure. Our premiums are subject to upward or downward adjustments based on claims experience with the opportunity for net savings if we have positive claims experience in our excess layers. As a result, our insurance and claims expense could likely increase with unfavorable claims experience and will be volatile in future periods.

Depreciation and amortization decreased $9.2 million (22.1%), to $32.3 million during the three months ended June 30, 2026 from $41.5 million in the same period of 2025 as a result of ongoing fleet replacement strategies. We expect depreciation expense in 2026 to be approximately $125 million to $135 million.

Other operating expenses decreased $2.2 million, to $9.5 million during the three months ended June 30, 2026 from $11.7 million in the same period of 2025. The decrease resulted from a reduction of costs associated directly with miles driven as well as general corporate expense initiatives.

Gains on the disposal of property and equipment increased $22.3 million, to a gain on disposal of $25.1 million during the three months ended June 30, 2026 compared to a $2.8 million gain on disposal in the same period of 2025. The increase is primarily due to the sale of certain real estate, an increase of tractor and trailer sales volume, and an increase in average gain per unit sold. For the remainder of 2026, we currently expect $13 to $19 million of gains on disposal of property and equipment.

Interest expense decreased $1.1 million, to $1.9 million during the three months ended June 30, 2026 from $3.0 million in the same period of 2025. The decrease was mainly due to debt repayments and a corresponding decrease to average outstanding debt balances. The interest expense is from the Credit Facilities coinciding with the acquisition of CFI. We eliminated all remaining debt and financing leases assumed through the Smith Transport acquisition during the first three months of 2026. We expect further reductions to interest expense as we continue to pay down the debt.

Our effective tax rate was 29.6% and 28.5% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily the result of permanent differences and changes in unrecognized tax benefits generating tax expense which are not correlated to the change in income.

Six Months Ended June 30, 2026 Compared With the Six Months Ended June 30, 2025

Our operating ratio was 96.3% and 94.9% non-GAAP adjusted operating ratio as compared to the prior year 106.4% and 106.5%. See the “GAAP to Non-GAAP Reconciliation Schedule” above for a reconciliation of our non-GAAP adjusted operating ratio. Our net income was $5.8 million for the six months ended June 30, 2026 compared to net loss of $24.7 million during the period ended June 30, 2025. Our consolidated operating results for the six months ended June 30, 2026, reflect a combination of challenges from adverse weather experienced in the first two months of 2026 while results for the remainder of the period were better, reflecting improved freight volumes, customer pricing, and driver utilization due to ongoing industry capacity reductions, as well as strategic disposals of under-utilized assets. The positive variables were partially offset by a headwind of higher fuel prices. The DOE average diesel fuel prices per gallon for the six months ended June 30, 2026 and 2025 were $4.74 and $3.59 (a 31.7% increase), respectively. Average DOE price in July was $4.96 but has been above $5.00 each of the last two weeks through the end of July.

Operating revenue decreased $69.4 million (16.2%), to $360.4 million for the six months ended June 30, 2026 from $429.8 million for the six months ended June 30, 2025. For the six month period, the decrease in revenue was the result of strategic fleet changes in response to the weak freight environment. This led to fewer drivers and a decline in total miles compared to the prior year period, causing the decrease in trucking and other revenues of $72.8 million (19.2%) partially offset by an increase to fuel surcharge revenue of $3.4 million (6.6%) from $50.8 million in 2025 to $54.2 million in 2026. Driver capacity throughout the industry tightened late first quarter of 2026 and pricing improved throughout the second quarter of 2026 as a result. Continued contraction in market capacity has showed signs of favorably impacting pricing in the freight market during the six months ended June 30, 2026. Operating revenues (the total of trucking and fuel surcharge revenue) are primarily earned based on loaded miles driven in providing truckload services. The number of loaded miles is affected by general freight supply and demand trends and the number of revenue earning equipment vehicles (tractors). The number of tractors is directly affected by the number of available qualified drivers providing capacity to us. Our operating revenues are reviewed regularly by our CODM on a combined basis due to the similar nature of our services offerings and related similar base pricing structure. In addition to consolidated data on a combined basis that has been historically used, our CODM also makes use of available disaggregated operating segment data as an additional resource of performance review.

Fuel surcharge revenues represent fuel costs passed on to customers based on customer specific fuel surcharge recovery rates and billed loaded miles. Fuel surcharge revenues increased due to higher average DOE diesel fuel prices (31.7%), partially offset by a decrease in loaded miles during the six months ended June 30, 2026 compared to June 30, 2025.

Salaries, wages, and benefits decreased $42.2 million (23.4%), to $138.2 million for the six months ended June 30, 2026 from $180.4 million in the 2025 period. Salaries, wages, and benefits decreased primarily due to the reduction of driver payroll as a result of lower company miles, along with a reduction of office and shop employees. We have continued to get more creative in providing better pay, driving opportunities, benefits, equipment, and facilities for our drivers. We expect our ability to attract and retain experienced drivers will continue to be a challenge in the foreseeable future.

Rent and purchased transportation decreased $6.3 million, to $21.3 million for the six months ended June 30, 2026 from $27.6 million for the same period of 2025. The decrease resulted from lower contractor miles along with a reduction of leased equipment costs as we eliminated all remaining revenue equipment leases in 2026.

Fuel increased $1.7 million (2.3%), to $73.3 million for the six months ended June 30, 2026 from $71.6 million for the same period of 2025. The increase was primarily due to higher average DOE diesel price per gallon (31.7%), partially offset by lower company miles. We expect fuel prices to remain elevated, compared to historical prices until current conflicts in the Middle

East subside. As our fuel surcharge agreements do not cover fuel consumed in out-of-route miles, empty miles, and idle time, we expect fuel prices to negatively impact our operating results until fuel prices reduce to the average DOE pricing of 2025.

Operations and maintenance expense decreased $10.1 million (29.0%), to $24.6 million during the six months ended June 30, 2026 from $34.7 million in the same period of 2025. The net decrease is mainly attributable to lower equipment maintenance costs as a result of lower company miles and fewer revenue equipment units, as the age of equipment did not change significantly. At June 30, 2026, the Company’s tractor fleet had an average age of 2.3 years and the Company's trailer fleet had an average age of 7.1 years compared to June 30, 2025 when the Company’s tractor fleet had an average age of 2.6 years and the Company's trailer fleet had an average age of 7.5 years. We anticipate that the average age of our fleet of tractors and trailers will not change significantly by December 31, 2026 as new equipment purchases are largely expected to offset the aging of our existing fleet. Operating and maintenance expense is impacted by the volume and timing of fleet modernization as newer equipment operating under warranty results in less realized maintenance costs.

Operating taxes and licenses decreased $1.5 million (15.8%), to $7.7 million during the six months ended June 30, 2026 from $9.2 million in the same period of 2025. The decrease resulted from strategic disposals of under-utilized assets.

Insurance and claims expense was $24.6 million during the six months ended June 30, 2026 compared to $26.1 million in 2025. The decrease is due to favorable claim severity and frequency along with insurance program changes. The overall cost to insure our operations has increased in recent years due to a lack of insurance capacity across the transportation industry, mainly as a result of the current legal environment. Certain insurance carriers that provide excess insurance coverage currently and for past claim years have encountered financial issues. In recent years there have been several insurance carriers that have exited the excess reinsurance market. Insurance carriers have raised premiums and collateral requirements for many businesses, including trucking companies. In recent years we have increased retained claim exposure in response to the premium increase trend and added corridor features which have the effect of increasing retained exposure. Our premiums are subject to upward or downward adjustments based on claims experience with the opportunity for net savings if we have positive claims experience in our excess layers. As a result, our insurance and claims expense could likely increase with unfavorable claims experience and will be volatile in future periods.

Depreciation and amortization decreased $15.6 million (18.8%), to $67.5 million during the six months ended June 30, 2026 from $83.1 million in the same period of 2025 as a result of ongoing fleet replacement strategies. We expect depreciation expense in 2026 to be approximately $125 million to $135 million.

Other operating expenses decreased $5.7 million, to $18.8 million during the six months ended June 30, 2026 from $24.5 million in the same period of 2025. The decrease resulted from a reduction of costs associated directly with miles driven as well as general corporate expense initiatives.

Gains on the disposal of property and equipment increased $27.8 million, to a gain on disposal of $32.4 million during the six months ended June 30, 2026 compared to a $4.6 million gain on disposal in the same period of 2025. The increase is primarily due to the sale of certain real estate, an increase of tractor and trailer sales volume, and an increase in average gain per unit sold. For the remainder of 2026, we currently expect $13 to $19 million of gains on disposal of property and equipment.

Interest expense decreased $2.0 million, to $4.1 million during the six months ended June 30, 2026 from $6.1 million in the same period of 2025. The decrease was mainly due to debt repayments and a corresponding decrease to average outstanding debt balances. The interest expense is made up of $4.0 million from the Credit Facilities coinciding with the acquisition of CFI while the remaining $0.1 million is the result of debt and financing leases assumed through the Smith Transport acquisition. We eliminated all remaining debt and financing leases assumed through the Smith Transport acquisition during the six months ended June 30, 2026. We expect further reductions to interest expense as we continue to pay down the debt.

Our effective tax rate was 40.9% and 25.2% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate is primarily the result of permanent differences and changes in unrecognized tax benefits generating tax expense which are not correlated to the change in income.

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

The full amount of the Term Facility was made in a single draw on the CFI Closing Date and amounts borrowed under the Term Facility that are repaid or prepaid may not be reborrowed. The Term Facility amortizes in quarterly installments which began in September 2023, at 5% per annum through June 2025 and 10% per annum from September 2025 through June 2027, with the balance due on the date that is five years from the CFI Closing Date. Based on debt repayments and prepayments made through June 30, 2026, required minimum payments have been covered until the term loan maturity on August 31, 2027.

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

The Credit Facilities contain usual and customary events of default and negative covenants for a facility of this nature including, among other things, restrictions on the Company’s ability to incur certain additional indebtedness or issue guarantees, to create liens on the Company’s assets, to make distributions on or redeem equity interests (subject to certain exceptions, including that (a) the Company may pay regularly scheduled dividends on the Company’s common stock not to exceed $10.0 million during any fiscal year and (b) the Company may make any other distributions so long as it maintains a net leverage ratio not greater than 2.50 to 1.00), to make investments and to engage in mergers, consolidations, or acquisitions. The Credit Facilities contain customary financial covenants, including (i) a maximum net leverage ratio of 2.75 to 1.00, measured quarterly on a trailing twelve-month basis, and (ii) a minimum interest coverage ratio of 3.00 to 1.00, measured quarterly on a trailing twelve-month basis. We were in compliance with the respective financial covenants at June 30, 2026 and have been in compliance since the inception of the Credit Facilities.

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

We had $134.9 million outstanding on the Term Facility and no outstanding borrowings under the Revolving Facility at June 30, 2026. Outstanding letters of credit associated with the Revolving Facility at June 30, 2026 were $11.2 million. As of June 30, 2026 the weighted average interest rate on outstanding borrowings under the Credit Facilities was 5.1%.

The May 31, 2022 acquisition of Smith Transport included the assumption of $46.8 million of debt and financing lease obligations associated with the fleet of revenue equipment. During the six months ended June 30, 2026 we paid off all remaining debt and financing lease obligations from the acquisition of Smith Transport.

At June 30, 2026, we had $62.4 million in cash and cash equivalents, $134.9 million in outstanding debt, $11.5 million in operating lease obligations, and $88.8 million available borrowing capacity on the Revolving Facility.

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

The total estimated purchase commitments for tractors (net of tractor sale commitments) and trailer equipment as of June 30, 2026 was $29.2 million. These commitments extend through the remainder of 2026. We expect continued fleet modernization throughout 2026 and beyond. For the remainder of 2026, we currently anticipate net capital expenditures to be approximately $8 to $14 million and $13 to $19 million of gains on disposal of property and equipment.

Cash flow provided by operating activities during the six months ended June 30, 2026 was $36.0 million as compared to $46.8 million during the same period of 2025. This decrease was due to a decrease of $0.3 million in working capital items along with a reduction of $10.5 million in net income net of non-working capital items. Cash flows provided by operating activities was 10.0% of operating revenues for the six months ended June 30, 2026 compared with 10.9% for the same period of 2025.

Cash provided by investing activities was $38.9 million during the six months ended June 30, 2026 compared to cash used in investing activities of $17.3 million during the comparative 2025 period. The change is primarily due to the $56.7 million decrease in net property and equipment cash used as cash was provided by net property and equipment activities in 2026 while net cash was used in 2025.

Cash used in financing activities increased $11.4 million during the six months ended June 30, 2026 compared to the same period of 2025 due to an increase of $17.9 million of repayments of finance leases and debt partially offset by $6.6 million less cash used for the repurchase of common stock. During the six months ended June 30, 2026 we paid off all remaining debt and financing lease obligations from the acquisition of Smith Transport in addition to paydowns on the Credit Facilities.

We have a stock repurchase program with 4.7 million shares remaining authorized for repurchase under the program as of June 30, 2026 and the program has no expiration date. There were 0.2 million shares repurchased in the open market during the six months ended June 30, 2026 while 1.0 million shares were repurchased during the six months ended June 30, 2025. Shares repurchased are accounted for as treasury stock. While we are paying down the debt, we do not currently expect to repurchase a significant volume of shares of our common stock, however we will remain flexible to ensure the best deployment of our capital. Any future repurchases will depend on market conditions, cash flow requirements, securities law limitations, and other factors. The share repurchase authorization is discretionary and has no expiration date.

We had net cash payments of $2.5 million and $6.8 million for income taxes for the six months ended June 30, 2026 and 2025, respectively. The decrease in income taxes paid net of refunds during the six months ended June 30, 2026 is due to recognition of deferred tax liabilities in 2025 that increased the 2025 Federal and state estimate which have not occurred in 2026.

Management believes we have adequate liquidity to meet our current and projected needs in the foreseeable future. Management believes we will continue to have significant capital requirements over the long-term, which we may fund with current available cash, cash flows provided by operating activities, proceeds from the sale of used equipment and property, or stock offerings, and to a lesser extent, available capacity on the Credit Facilities.

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

Interest Rate Risk

We had $134.9 million debt outstanding under the Credit Facilities at June 30, 2026 which was subject to variable interest rates. Interest rates associated with borrowings under the Credit Facilities are based on the SOFR rate plus a spread based on the Company’s net leverage ratio. Increases in interest rates would currently impact our interest expense given our outstanding borrowings subject to variable interest rates. An increase of 1.0% in the SOFR rate would drive a decrease to our income before income taxes by approximately $1.3 million annually based on the current amount of debt outstanding that is subject to variable interest rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can only provide reasonable, not total, assurance that the objectives of such internal controls are met.

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company of its common stock during the quarter ended June 30, 2026.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
				4,840,582
April 1, 2026 - April 30, 2026	—	—	—	4,840,582
May 1, 2026 - May 31, 2026	171,781	$13.61	171,781	4,668,801
June 1, 2026 - June 30, 2026	280	$15.00	280	4,668,521
Total	172,061		172,061
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2026 no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2017, dated November 9, 2017.
10.1#	Heartland Express, Inc. 2021 Restricted Stock Award Plan, as amended. Incorporated by reference to Appendix A to the Company’s Schedule 14-A filed on April 2, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND EXPRESS, INC.

Date:	August 10, 2026	By: /s/ Christopher A. Strain
Christopher A. Strain
Vice President of Finance
and Chief Financial Officer
(Principal Accounting and Financial Officer)